Form 10QSB
period 1999-03-31
CDBEAT COM INC
filed 1999-08-02
CIK 1076682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 ( X )     Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                For the quarterly period ended March 31, 1999.


 (    )    Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _____
      ____________ to ____________ .



                        Commission File Number: 333-70663

                                 CDBEAT.COM, INC
                        Formerly Known As SMD GROUP, INC.
               (Exact name of registrant as specified in charter)

          Delaware                                        06-1529524
(State of Incorporation)                           (I.R.S. Employer I.D. No)

           444 Bedford Street, Suite 8s, Stamford, Connecticut 06901
                   (Address of Principal Executive Offices)


                                (203) 602-9994
             (Registrant's Telephone Number, Including Area Code)



Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of July 29, 1999.

                             4,479,247 Common Shares


Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                CDBEAT.COM, INC.

                              INDEX TO FORM 10-QSB


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Balance Sheets as of March 31, 1999 and December 31, 1998........... 3

          Statements of Operations for the three-months ended March 31, 1999.. 4

          Statement of Stockholders'  Deficit for the  three-months ended March
          31, 1999............................................................ 5

          Statements of Cash Flows for the three-months ended March 31, 1999.. 6

          Notes to Financial Statements ...................................... 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ................................12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ................................................. 16
Item 2.   Changes in Securities ............................................. 16
Item 3.   Defaults Upon Senior Securities ................................... 16
Item 4.   Submission of Matters to a Vote of Securities Holders ............. 16
Item 5.   Other Information.................................................. 16
Item 6.   Exhibits and Reports on Form 8-K .................................. 16

Signatures................................................................... 16

                           CDBEAT.COM, INC.
                   (A Development Stage Enterprise)

                         BALANCE SHEETS AS OF

------------------------------------------------------------------------

                                                 March 31,
                                                   1999       December
                                                (Unaudited)   31, 1998
                                                ------------  ----------

ASSETS

Cash and cash equivalents                       $   104,904   $ 309,203
Employee advance                                      4,984       4,984
Prepaid product development costs                   210,000     420,000
Computer equipment
(net of accumulated depreciation
 of $104 and $26)                                    13,539       1,557
                                                ------------  ----------

TOTAL                                           $   333,427   $ 735,744
                                                ============  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accrued expenses                                $    11,511   $  32,511
Due to stockholder                                   84,759         279
                                                 ----------   ----------
   Total liabilities                                 96,270      32,790
                                                ------------  ----------

STOCKHOLDERS' EQUITY:
Convertible preferred stock - $.001 par value,
 10,000,000 Shares authorized:
   Class A preferred stock - 8.75 and 27.847
    shares issued and outstanding,
    liquidation value $0                                  0           0
   Class B preferred stock - 0 and 100
    shares issued and outstanding,
    liquidation value $0                                  0           0
   Class C preferred stock - 50,000 and
    100,000 shares issued and outstanding,
    liquidation value $50                                50         100
Common stock - $.001 par value
 20,000,000 shares
 authorized; 4,396,647 and 4,313,600
 shares issued and outstanding                        4,397       4,314
Additional paid-in capital                          844,456     822,614
Deficit accumulated during the
 development stage                                 (611,746)   (124,074)
                                                ------------  ----------
   Total stockholders' equity                       237,157     702,954
                                                ------------  ----------

TOTAL                                           $   333,427   $ 735,744
                                                ============  ==========


------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                         CDBEAT.COM, INC.
                 (A Development Stage Enterprise)

                     STATEMENT OF OPERATIONS
            For the Three Months Ended March 31, 1999
                           (Unaudited)

-------------------------------------------------------------------


EXPENSES:
Professional fees                                       $   75,992
Software development costs                                 328,000
Payroll and related taxes                                   77,777
Office and administration                                    7,773
Depreciation                                                    78
                                                        -----------

   Total expenses                                          489,620

OTHER INCOME-
   Interest                                                (1,948)
                                                        -----------

NET LOSS                                                $  487,672
                                                        ===========

NET LOSS PER SHARE:

Basic                                                   $     0.11
                                                        ===========

Weighted average number of shares - basic                 4,396,647
                                                        ===========

Diluted                                                 $     0.11
                                                        ===========

Weighted average number of shares - diluted               4,405,397
                                                        ===========


-------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                                CDBEAT.COM, INC.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Three Months Ended March 31, 1999
                                   (Unaudited)

-----------------------------------------------------------------------------

                     Convertible                            Defecit
                      Preferred                  Additional Accumulated
                        Stock      common stock    Paid-    During
                            Par            Par     In       Development Total
                     Shares Value shares   Value   Capital  Stage
                     ------------ -------  --------------- ---------- --------

Balances, January 1  100,128$ 100  4,313,60$ 4,314$822,614 $(124,074) $702,954
1999

Conversion of preferred
Shares into common
Shares                 (128)         83,047     83     (83)

Issuance of Class A
preferred   shares
in exchange for
consulting services:  8.75                           21,875            21,875

Cancellation of
Class C preferred  (50,000) (50)                         50
shares

Net loss for the three
Months ended March 31,
1999                                                         (487,672)(487,672)
                     ------------- ------------------------ -----------------

Balances, March 31,  50,008 $  50  4,396,64$ 4,397 $844,456 $(589,871)$237,157
1999                ============= ======================== ===================


-----------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                         CDBEAT.COM, INC.
                 (A Development Stage Enterprise)

                     STATEMENT OF CASH FLOWS
            For the Three Months Ended March 31, 1999
                           (Unaudited)

-------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(487,672)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation                                            78
        Non-cash professional fees                          21,875
     Change in assets and
       liabilities, net:
        Decrease in accrued expenses                       (21,000)
        Decrease in prepaid product development costs      210,000
        Increase in due to stockholder                      84,480
                                                         ---------
NET CASH USED IN OPERATING ACTIVITIES                     (192,239)
                                                         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES-
   Purchase of equipment                                   (12,060)
                                                         ----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES-
   Proceeds from the issuance of common stock                    0
                                                         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  204,299

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           $ 309,203
                                                         ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 104,904
                                                         ==========

   Interest paid                                          $      0
                                                         ==========

   Taxes paid                                             $      0
                                                         ==========


-------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.

                                CDBEAT.COM, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

CDbeat.com, Inc. F/K/A SMD Group, Inc. (the "Company") was incorporated under the laws of the state of Delaware on May 8, 1998. The Company, which is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, intends to provide branded, interactive information and programming as well as merchandise to music enthusiasts worldwide. The planned principal operations of the Company have not commenced, therefore accounting policies and procedures have not been established.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1998 contained in its Amendment No. 4 Registration Statement on Form SB-2.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $487,672 for the three months ended March 31, 1999, and is anticipating continued losses for the fiscal year ending December 31, 1999. In addition, the Company will require a significant amount of capital to commence its planned principal operations. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its anticipated losses and planned principal operations. The Company's plans include a public offering of its common stock (see Note F) and the issuance of debt, however there is no assurance that we will be successful in these efforts. In the event the Company receives minimal or no proceeds from the public offering, the Company will seek alternative funding sources and may adjust its focus and expenditures required for implementing its planned operations. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE C - PREPAID PRODUCT DEVELOPMENT COSTS

On December 31, 1998, the Company engaged a software development firm (the "Developer") to develop a software application for the Company's planned interactive Web site (the "Application"). Pursuant to terms of the agreement, the Developer received total consideration of $420,000 through December 31, 1998; such consideration consisted of (1) cash of $42,000; (2) 96,000 shares of the Company's common stock having a market value of $240,000; and (3) 100 shares of the Company's convertible Class B preferred stock having a market value of $138,000 (these shares were converted into 55,200 of the Company's common shares in January 1999).

In January 1999, the scope of the engagement was amended whereby additional services will be provided by the Developer for $240,000. These costs, along with the $420,000 of prepaid product development costs in the accompanying balance sheet, will be expensed as the services are provided. During the three months ended March 31, 1999 the Company expensed approximately $210,000 of the prepaid product development costs.

NOTE D - SHAREHOLDER'S EQUITY

Convertible Preferred Stock

The following transactions occurred during the three months ended March 31, 1999:

a. 311.75 shares of Class A preferred stock, convertible into 311,750 shares of the Company's common stock, were issued to certain consultants for services related strategic consulting advice and services relating to positioning, guidance and introductions to music and entertainment individuals and companies. Some assistance relating to the re-writing of business plan was also provided. The Company terminated one of the agreements that provided for 303 shares of Class A preferred stock. The fair market value of the remaining
   8.75 shares of $21,875 has been recorded as professional fees.

b. 50,000 of the 100,000 shares of Class C, which were issued in 1998 to two employees were canceled as a result of the separation from the Company of one of its employees. The remaining 50,000 Class C shares may, under certain conditions, be converted to 500,000 shares of the Company's common stock. The preferred shares have been placed into a voting trust that is administered by the Company's president. Pursuant to terms of the voting trust agreements, one thirty-sixth of the preferred shares are to be released each month, subject to the limitation that for every share released, the Company on a cumulative basis must have met certain software download goals. As such, it is possible that some or all of these shares will not be converted into common shares, and accordingly, the Company has not recorded compensation expense to date. Rather, the Company will record compensation expense equal to the fair market value of the common shares on the date any such shares are earned. The agreement, which is irrevocable, has an initial term of three years and may be renewed indefinitely.

Each of the above classes consists of the following rights and preferences: (1) no stated dividends, (2) non-voting, (3) no preferential dividends, (4) no redemption rights, (5) liquidation preference equal to its par value and assuming the required conditions are met, convertible into common shares at any time prior to December 31, 2010. The conversion rates described above are subject to proportional adjustment in the event of a stock split, stock dividend or similar recapitalization event effecting such shares.

Common Stock

On January 11, 1999, we issued to consultants a total of 27,847 shares of common stock for the conversion of 27.847 shares of preferred stock Class A.

On January 12, 1999, we issued to Cadnetics, Inc., a software development firm for the Company, 55,200 shares of common stock for the conversion of 100 shares of preferred stock class B. There are no other class b preferred shares that have been issued.

Warrants

During the three months ended March 31, 1999, the Company issued 110,530 warrants to purchase common shares at a price of $2.50 per share. 79,030 were issued for general corporate advice and guidance on corporate strategies and plans and 31,500 were issued for business consulting and strategic partner introductions provided. As of March 31, 1999, the Company had outstanding warrants to purchase 128,377 shares of common stock for a price of $2.50 per share (which, based on recent sales, the Board of Directors believes is the fair market value of the stock).

NOTE E - INCOME TAXES

During the three months ended March 31, 1999 and the period May 8, 1998 (date of incorporation) to December 31, 1998, the Company recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations. The significant components of the deferred tax asset as of March 31, 1999, assuming an effective income tax rate of 34%, are approximately as follows:

      Deferred Income Tax Asset:
         Net operating loss carryforwards           $  208,000
                                                     ---------
          Deferred income tax asset                   208,000
          Less valuation allowance                   (208,000)
      Total deferred income tax asset - net        $        0
 9                                                   ==========

The Company established a valuation allowance to fully reserve the deferred income tax asset as of March 31, 1999 as the realization of the asset did not meet the required asset recognition standard established by Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes."

At March 31, 1999 and December 31, 1998, the Company had net operating loss carryforwards of approximately $488,000 and $124,000 for income tax purposes. These carryforwards will be available to offset future taxable income through the year 2019 and 2018.


NOTE F - LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the conversion of Class A convertible preferred stock, are included in diluted net income per share to the extent such shares are dilutive. During the three months ended March 31, 1999, the Company's Class B preferred stock holders converted all their shares into shares of common stock and are included in the basic calculation. In addition, Warrants and Class C preferred stock have been excluded from the loss per share calculations because they currently are not dilutive. The following table sets forth the computation of basic and diluted net loss per share:


Numerator
    Net loss available to common
    stockholders                            $487,672
                                            =========

Denominator
    Weighted average shares                 4,396,647
                                            ---------
    Denominator for basic calculation       4,396,647

    Weighted average effect of dilutive securities:
      Class A Preferred Stock                   8,750
                                            ---------
    Denominator for diluted calculation     4,405,397
                                            =========

Net loss per share:
    Basic                                    $   0.11
                                            =========
    Diluted                                  $   0.11
                                            =========

NOTE G - PROPOSED COMMON STOCK OFFERING

On May 17, 1999, the Company began offering subscriptions for the sale of up to 4,000,000 shares of its common stock, including 479,000 of which are being offered by existing shareholders, for $2.50 per share. The offering is on a best efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and the Company will have the immediate use of such funds to finance its planned operations.


NOTE H - RELATED PARTY TRANSACTIONS

      During the three months ended March 31, 1999, the Company's president provided a portion of his home for office space for no consideration. The value of such office space provided is not considered significant and as such no expenses have been recorded.


------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1998 and the financial statements as of and for the three months ended March 31, 1999 included with this Form 10-QSB. We incorporated May 8, 1998 and this analysis does not include any discussion as of and for the comparative period in 1998.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we intend to provide branded, interactive information and programming as well as merchandise to music enthusiasts worldwide.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF OPERATIONS

       For the three months ended March 31, 1999 we did not generate any operating revenues and incurred a cumulative net loss of $487,672. Our operating expenses consist of software development costs, professional fees, payroll, and office.

o Software development costs of $328,000 consisted principally of the development of our software applications. Of these expenses, $210,000 were recorded as prepaid at December 31, 1998 and expensed as incurred during the three months ended March 31, 1999.

o Professional fees of $75,992 consisted principally of general business consulting, business development, legal and accounting fees.

o Payroll expenses of $77,777 consisted principally of related taxes and salaries paid to employees in administrative, public relations and support functions.

o  Office  expenses  of  $7,773   consisted   principally  of  office  supplies,
   photocopies, postage, telephone, fax, cellular and Internet access.

       The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 1999. We expect to expand our business and user base, which will require us to increase our personnel, develop software, purchase equipment and license content, which will result in increasing expenses.

Liquidity and Capital Resources

       Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Operating activities during the three months ended March 31, 1999 created a net use of cash of $192,239, which have been primarily funded by sales of our common stock in 1998 and $84,480 in borrowings, during the three months ended March 31, 1999, from our management. At March 31, 1999 we had cash and cash equivalents of $104,904.

       We expect to make expenditures of approximately $2,465,000 during the twelve months following the closing of this offering. These expenditures will be used to continue software development, expand our web site, hire additional personnel, sales and marketing, licensing content, purchase equipment and general working capital.

     On May 17, 1999, we began offering subscription for the sale of up to 3,521,000 shares of our common stock at $2.50 per share. We need the proceeds of this offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that $2,465,000 in net proceeds from this offering will satisfy our capital requirements for at least twelve months following the closing of this offering. If our plans change or our assumptions prove to be inaccurate, we may need to seek additional financing sooner than currently anticipated or curtail our operations.



                         YEAR 2000 READINESS DISCLOSURE

OUR STATE OF READINESS

We have defined Year 2000 compliance as follows:

Information technology time and date data processes, including, but not limited to, calculating, comparing and sequencing data from, into and between the 20th and 21st centuries contained in our software and services offered through the us, will function accurately, continuously and without degradation in performance and without requiring intervention or modification in any manner that will or could adversely affect the performance of such products or the delivery of such software and services as applicable at any time.

Our internal systems include both information technology systems and non-information technology systems. We have initiated an assessment of our proprietary information technology systems, and expect to complete any remediation and testing of all information technology systems during 1999. With respect to information technology systems provided by third-party vendors, we have sought assurances from such vendors that their technology is Year 2000 compliant. All of our material information technology system vendors have replied to inquiry letters sent by us stating that they either are Year 2000 compliant or expect to be so in a timely manner.

We  are  evaluating  our  non-information   technology  systems  for  Year  2000
compliance. We have not, to date, discovered any material Year 2000 issues with respect to our non-information technology systems.

We are in the process of contacting our material suppliers whose products or services are sold through us to determine if they are Year 2000 compliant. To date, all such suppliers have stated that they are, or expect to be, Year 2000 compliant in a timely manner. Our customers are individual Internet users, and, therefore, we do not have any individual customers who are material to an evaluation of Year 2000 compliance issues.

THE COSTS TO ADDRESS YEAR 2000 ISSUES

We have expensed amounts incurred in connection with Year 2000 compliance since its formation through March 31, 1999. Such amounts have not been material. The additional costs to make any other software or services Year 2000 compliant by mid-1999 will be expensed as incurred, but are not expected to be material.

We are not currently aware of any material operational issues or costs associated with preparing our systems for the Year 2000. Nonetheless, we may experience material unexpected costs caused by undetected errors or defects in the technology used in our systems or because of the failure of a material supplier to be Year 2000 compliant.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES

Notwithstanding our Year 2000 compliance efforts, the failure of a material system or vendor used in our software and service, or the Internet generally, to be Year 2000 compliant could harm the operation of our software and services or prevent us from generating advertising or commerce sales through our software, or have other unforeseen, adverse consequences to the company.

Finally, we are also subject to external Year 2000-related failures or disruptions that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Moreover, participating vendors in our services might experience substantial slow-downs in business if consumers avoid products and services such as air travel both before and after January 1, 2000 arising from concerns about reliability and safety because of the Year 2000 issue. All of these factors could have a material adverse effect on our business, financial condition and results of operations.

CONTINGENCY PLANS

We are engaged in an ongoing Year 2000 assessment and the development of contingency plans. The results of our Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans. We have identified our worst-case scenario as the interruption of our business resulting from Year 2000 failure of the electric company or our Internet service providers to provide services. We have not yet completed our worst-case scenario contingency plan. Without a worst-case scenario contingency plan we may not have enough time to complete remedial measures and implement contingency planning for the worst-case scenario. We do plan to complete our contingency plan in accordance with our compliance plan and under the guidance of our consultants in the third quarter of 1999.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully develop and integrate its software at reasonable and anticipated costs to the Company;
(ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

-------------------------------------------------------------------------------

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

      NONE

Item 2. Changes in Securities

      NONE

Item 3. Defaults Upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Securities Holders

      NONE

Item 5. Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

      NONE


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





           7/29/199                                   /s/ Joel Arberman
          ----------                                  ------------------------
             Date                                     Joel Arberman, President