Form 10QSB
period 1999-06-30
CDBEAT COM INC
filed 1999-08-12
CIK 1076682

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington D. C. 20549

                                         FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                      For the quarterly period ended June 30, 1999.


  (   ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to ____________ .



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

                                       YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 3, 1999.

                                   4,479,847 Common Shares


Transitional Small Business Disclosure Format:

                                        YES ( ) NO (X)

                                       CDBEAT.COM, INC
                                     INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
         Balance Sheets as of June 30, 1999 and December 31, 1998............. 3

         Statements of Operations for the three and six months ended June 30, 1999 and the period May 8, 1998 (date of inception) to June 30, 1998 4

         Statement of Stockholders' Deficit for the six months ended June 30,
         1999...............................................................   5

         Statements of Cash Flows for the three and six months ended
         June 30, 1999 and the period May 8, 1998 (date of inception)
         to June 30, 1998....................................................  6

         Notes to Financial Statements ......................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................... 12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................                             16
Item 2.   Changes in Securities................                           16
Item 3.   Defaults Upon Senior Securities.............                    16
Item 4.   Submission of Matters to a Vote of Securities Holders....       16
Item 5.   Other Information......................                         16
Item 6.   Exhibits and Reports on Form 8-K............                    16

Signatures

                                         CDBEAT.COM, INC.
                                 (A Development Stage Enterprise)

                                       BALANCE SHEETS AS OF

-------------------------------------------------------------------------------

                                                                      June 30,
                                                                        1999          December 31,
                                                                     (Unaudited)          1998
                                                                   ----------------   --------------
ASSETS

Cash and cash equivalents                                               $   45,728       $  309,203
Employee advance                                                                 0            4,984
Prepaid product development costs                                                0          420,000
Computer equipment (net of
  accumulated depreciation of $182 and $26)                                 13,461            1,557
                                                                   ----------------   --------------
TOTAL                                                                   $   59,189       $  735,744
                                                                   ================   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
Accrued expenses                                                       $    68,511        $  32,511
Due to stockholder                                                             279              279
                                                                     --------------   --------------
    Total liabilities                                                       68,790           32,790
                                                                   ----------------   --------------

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock - $.001 par value,
  10,000,000 shares authorized:
    Class A preferred  stock - 8.75 and 27.847 shares issued
       and outstanding, liquidation value   $0                                                    0
    Class B preferred stock - 0 and 100 shares issued
        and outstanding, liquidation value $0                                                     0
    Class C preferred stock - 50,000 and 100,000 shares issued and
        outstanding, liquidation value $50 and $100                             50              100
Common stock - $.001 par value 20,000,000 shares
  authorized; 4,479,847 and 4,313,600 shares issued
  and outstanding                                                            4,480            4,314
Additional paid-in capital                                               1,049,873          822,614
Deficit accumulated during the development stage                       (1,064,004)        (124,074)
                                                                   ----------------   --------------
    Total stockholders' equity (deficit)                                   (9,601)          702,954
                                                                   ----------------   --------------
TOTAL                                                                   $   59,189       $  735,744
                                                                   ================   ==============


-------------------------------------------------------------------------------

See accompanying notes.

                                          CDBEAT.COM, INC.
                                  (A Development Stage Enterprise)

                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)

--------------------------------------------------------------------------------

                                                                                  Period
                                                                                  May 8,
                                                    Three-Months   Six-Months   1998 (date
                                                       Ended         Ended     of inception
                                                     June 30,       June 30,    to June 30,
                                                       1999           1999        1998
                                                    -------------- ----------- -------------

OPERATING EXPENSES:
  Professional fees                                   $    36,591  $  112,583      $      0
  Software development costs                              336,194     664,194
  Payroll and related taxes                                53,237     131,014
  Office and administration                                26,216      33,989           279
  Depreciation                                                 78         156
                                                    -------------- ----------- -------------
       Total operating expenses                           452,316     941,936           279

OTHER INCOME-
  Interest                                                   (58)     (2,006)             0
                                                    -------------- ----------- -------------

NET LOSS                                               $(452,258)  $(939,930)    $    (279)
                                                    ============== =========== =============

NET LOSS PER SHARE:
Basic                                                 $    (0.10)  $   (0.21)    $    0.00
                                                    ============== =========== =============
Weighted average number of shares - basic               4,438,247   4,417,447     4,025,000
                                                    ============== =========== =============

Diluted                                               $    (0.10)  $   (0.21)    $    0.00
                                                    ============== =========== =============
Weighted average number of shares - diluted             4,446,997   4,426,197     4,025,000
                                                    ============== =========== =============






-------------------------------------------------------------------------------

See accompanying notes.

                                CDBEAT.COM, INC.
                        (A Development Stage Enterprise)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                         Deficit
                                                                                     Accumulated
                               Convertible                              Additional      During
                             Preferred Stock        Common Stock          Paid-      Development
                                       Par      Shares      Par Value  In Capital        Stage      Total
                              Shares   Value
                             --------- ------   ----------  --------- -----------  ------------- -----------

Balances, January 1, 1999     100,128  $  100    4,313,600  $  4,314  $   822,614  $   (124,074)  $ 702,954

Conversion of preferred
Shares into common
Shares                           (128)              83,047        83         (83)

Issuance of Class A
preferred   shares in
exchange for consulting          8.75                                      21,875                    21,875
services:

Cancellation of Class C
preferred shares             (50,000)    (50)                                  50

Issuance of common stock in
payment of debt                                     35,000        35       87,465                    87,500

Proceeds from issuance of
  common stock                                      48,200        48      117,952                   118,000

Net loss for the six
Months ended June 30, 1999                                                              (939,930)  (939,930)
                             --------- -------  ----------- --------- ------------ -------------- ----------

Balances, June 30, 1999        50,008  $   50    4,479,847  $  4,480  $ 1,049,873  $ (1,064,004)  $ (9,601)
                             ========= =======  =========== ========= ============ ============== ==========


--------------------------------------------------------------------------------

See accompanying notes.

                                         CDBEAT.COM, INC.
                                 (A Development Stage Enterprise)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

--------------------------------------------------------------------------------

                                                                                          Period
                                                                                          May 8,
                                                            Three-Months   Six-Months   1998 (date
                                                               Ended         Ended     of inception
                                                              June 30,       June 30,    to June 30,
                                                                1999           1999        1998
                                                           -------------- ----------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $   (452,258)  $  (939,930)  $   (279)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                                      78           156
    Non-cash professional fees                                         0        21,875
    Change in assets and liabilities, net:
     Decrease in employee advance                                  4,984         4,984
     Increase in accrued expenses                                 57,000        36,000
     Decrease in prepaid product development costs               210,000       420,000
     Increase in due to stockholder                                3,020        87,500          279
                                                           -------------  ------------ ------------

NET CASH PROVIDED USED IN OPERATING ACTIVITIES                 (177,176)     (369,415)            0
                                                           -------------  ------------ ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                   0       (12,060)            0
                                                           -------------  ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                          118,000       118,000       25,000
                                                           -------------  ------------ ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (59,176)     (263,475)      25,000

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                        104,904       309,203            0
                                                           -------------  ------------ ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    45,728   $    45,728   $   25,000
                                                           =============  ============ ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Interest paid                                              $           0  $          0   $        0
                                                           =============  ============ ============
Taxes paid                                                 $           0  $          0   $        0
                                                           =============  ============ ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH  FINANCING
ACTIVITIES:

Common stock issued for payment of stockholder loans       $      87,500
                                                           =============


-------------------------------------------------------------------------------

See accompanying notes.

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months and ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1998 contained in its Amendment No. 4 Registration Statement on Form SB-2.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $939,930 for the six months ended June 30, 1999, and is anticipating continued losses for the fiscal year ending December 31, 1999. In addition, the Company will require a significant amount of capital to commence its planned principal operations. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its anticipated losses and planned principal operations. The Company's plans include a public offering of its common stock (see Note D) and the issuance of debt, however there is no assurance that we will be successful in these efforts. In the event the Company receives minimal or no proceeds from the public offering, the Company will seek alternative funding sources and may adjust its focus and expenditures required for implementing its planned operations. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In January 1999, the scope of the engagement was amended whereby additional services will be provided by the Developer for $240,000. These costs, along with the $420,000 of prepaid product development costs in the accompanying balance sheet, will be expensed as the services are provided. During the six months ended June 30, 1999 the Company expensed $420,000 of the prepaid product development costs.

NOTE D - SHAREHOLDER'S EQUITY

Convertible Preferred Stock

The following transactions occurred during the six months ended June 30, 1999:

a. 311.75 shares of Class A preferred stock, convertible into 311,750 shares of the Company's common stock, were issued to certain consultants for services related strategic consulting advice and services relating to positioning, guidance and introductions to music and entertainment individuals and companies. Some assistance relating to the re-writing of business plan was also provided. The Company amended one of the agreements that provided for the cancellation of 303 shares of Class A preferred stock. The fair market value of the remaining 8.75 shares of $21,875 has been recorded as professional fees.

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

On May 17, 1999, the Company began offering subscriptions for the sale of up to 4,000,000 shares of its common stock, including 479,000 of which are being offered by existing shareholders, for $2.50 per share. The offering is on a best efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and the Company will have the immediate use of such funds to finance its planned operations. Pursuant to this offering, 48,200 shares were sold in 1999 resulting in proceeds of $118,000. In addition, the Company issued 35,000 shares to the Company's president in payment of $87,500 in advances made to the Company during 1999.

Warrants

During the six months ended June 30, 1999, the Company issued 110,530 warrants to purchase common shares at a price of $2.50 per share. 79,030 were issued for general corporate advice and guidance on corporate strategies and plans and 31,500 were issued for business consulting and strategic partner introductions provided. As of June 30, 1999, the Company had outstanding warrants to purchase 128,377 shares of common stock for a price of $2.50 per share (which, based on recent sales, the Board of Directors believes is the fair market value of the stock).

NOTE E - INCOME TAXES

During the six months ended June 30, 1999 and the period May 8, 1998 (date of incorporation) to December 31, 1998, the Company recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations. The significant components of the deferred tax asset as of June 30, 1999, assuming an effective income tax rate of 34%, are approximately as follows:

        Deferred Income Tax Asset:
          Net operating loss carryforwards                      $ 361,760
                                                                 --------
         Deferred income tax asset                                361,760
         Less valuation allowance                                (361,760)
                                                                 ---------
        Total deferred income tax asset - net                   $       0
                                                                ==========

The Company established a valuation allowance to fully reserve the deferred income tax asset as of June 30, 1999 as the realization of the asset did not meet the required asset recognition standard established by Financial Accounting Standards Statement No. 109
"Accounting for Income Taxes."

At June 30, 1999 and December 31, 1998, the Company had net operating loss carryforwards of approximately $1,064,000 and $124,000 for income tax purposes. These carryforwards will be available to offset future taxable income through the year 2019 and 2018.

NOTE F - LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the conversion of Class A convertible preferred stock, are included in diluted net income per share to the extent such shares are dilutive. During the six months ended June 30, 1999, the Company's Class B preferred stock holders converted all their shares into shares of common stock and are included in the basic calculation. In addition, Warrants and Class C preferred stock have been excluded from the loss per share calculations because they currently are not dilutive. The following table sets forth the computation of basic and diluted net loss per share:


                                                            Three-Months       Six-Months
                                                                Ended            Ended
                                                               June 30,         June 30,
                                                                1998              1998
                                                            --------------    -------------
Numerator
     Net loss available to common stockholders                   $ 452,258       $ 939,930
                                                             ==============   =============

Denominator
     Weighted average shares                                     4,438,247       4,417,447
                                                             --------------   -------------
     Denominator for basic calculation                           4,438,247       4,417,447

     Weighted average effect of dilutive securities:
        Class A Preferred Stock                                      8,750           8,750
                                                             --------------   -------------
     Denominator for diluted calculation                         4,446,997       4,426,197
                                                             ==============   =============


Net loss per share:
     Basic                                                         $  0.10         $  0.21
                                                             =============    =============
     Diluted                                                       $  0.10         $  0.21
                                                             ==============   =============

NOTE H - RELATED PARTY TRANSACTIONS

        During the three and six months ended June 30, 1999, the Company's president provided a portion of his home for office space for no consideration. The value of such office space provided is not considered significant and as such no expenses have been recorded.


      --------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1998 and the financial statements as of and for the three and six months ended June 30, 1999 included with this Form 10-QSB. We incorporated May 8, 1998 and did not have significant operations during the period May 8, 1998 (date of inception) to June 30, 1998 and as such this analysis does not include any additional discussion as of and for such periods.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we intend to provide branded, interactive information and programming as well as merchandise to music enthusiasts worldwide.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF OPERATIONS

          For the three and six months ended June 30, 1999 we did not generate any operating revenues and incurred a cumulative net loss of $452,258 and $939,930, respectively. Our operating expenses consist of software development costs, professional fees, payroll, and office.

o Software development costs of $336,194 and $664,194 consisted principally of the development of our software application. Of these expenses, $210,000 and $420,000 were recorded as prepaid at December 31, 1998 and expensed as incurred during six months ended June 30, 1999.

o Professional fees of $36,591 and $112,583 consisted principally of general business consulting, business development, legal and accounting fees.

o Payroll expenses of $53,237 and $131,014 consisted principally of related taxes and salaries paid to employees in administrative, public relations and support functions.

o Office expenses of $26,216 and $33,989 consisted principally of office supplies, photocopies, postage, telephone, fax, cellular and Internet access.

          The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 1999. We expect to expand our business and user base, which will require us to increase our personnel, develop software, purchase equipment and license content, which will result in increasing expenses.

Liquidity and Capital Resources

          Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Operating activities during the six months ended June 30, 1999 created a net use of cash of $369,415, which have been primarily funded by cash on hand at December 31, 1998, sales of our common stock in 1999 of $118,000 and $87,500 in borrowings, during the six months ended June 30, 1999, from our management. At June 30, 1999 we had cash and cash equivalents of $45,728.

          We expect to make expenditures of approximately $2,465,000 during the twelve months following the closing of this offering. These expenditures will be used to continue software development, expand our web site, hire additional personnel, sales and marketing, licensing content, purchase equipment and general working capital.

     On May 17, 1999, we began offering subscription for the sale of up to 3,521,000 shares of our common stock at $2.50 per share. We need the proceeds of this offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that $2,465,000 in net proceeds from this offering will satisfy our capital requirements for at least twelve months following the closing of this offering. If our plans change or our assumptions prove to be inaccurate, we may need to seek additional financing sooner than currently anticipated or curtail our operations. During the three months ended June 30, 1999, we sold 48,200 shares with proceeds of $118,000. In addition, the Company issued 35,000 shares to the Company's president in payment of $87,500 in advances made to the Company during 1999.


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

THE COSTS TO ADDRESS YEAR 2000 ISSUES

We have expensed amounts incurred in connection with Year 2000 compliance since its formation through June 30, 1999. Such amounts have not been material. The additional costs to make any other software or services Year 2000 compliant by mid-1999 will be expensed as incurred, but are not expected to be material.

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





           8/3/1999                                /s/ Joel Arberman
             Date                                  Joel Arberman,President