Form 10QSB
period 1999-09-30
CDBEAT COM INC
filed 1999-11-15
CIK 1076682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                     For the quarterly period ended September 30, 1999.


 ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _______________ to ____________ .



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

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 3, 1999.

                             4,495,446 Common Shares


Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                 CDBEAT.COM, INC

                              INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of September 30, 1999 and December 31,
           1998...............................................................3

           Statements of Operations for the three and nine months ended September 30, 1999, the three months ended September 30, 1998 and the period May 8, 1998 (date of inception) to September 30,
           1998...............................................................4

           Statement  of  Stockholders'  Deficit  for the  nine  months  ended
           September 30, 1999.................................................5

           Statements of Cash Flows for the three and nine months ended September 30, 1999, the three months ended September 30, 1998 and the period May 8, 1998 (date of inception) to September 30,
           1998...............................................................6

           Notes to Financial Statements .....................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................12


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ................................................17
Item 2.    Changes in Securities ............................................17
Item 3.    Defaults Upon Senior Securities ..................................17
Item 4.    Submission of Matters to a Vote of Securities Holders
           ..................................................................17
Item 5.    Other Information ................................................17
Item 6.    Exhibits and Reports on Form 8-K .................................17

Signatures

                                 CDBEAT.COM, INC.
                         (A Development Stage Enterprise)

                               BALANCE SHEETS AS OF

--------------------------------------------------------------------------------

                                                     September
                                                         30,         December
                                                        1999         31, 1998
                                                     (Unaudited)
                                                    -------------   -----------

ASSETS

Cash and cash equivalents                           $     23,834    $
                                                                       309,203
Employee advance                                               0         4,984
Prepaid product development costs                              0       420,000
Computer equipment (net of
  accumulated depreciation of $1,541 and $26)             12,102         1,557
                                                    -------------   -----------

TOTAL                                               $     35,936    $  735,744
                                                    =============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
Accrued expenses                                    $    164,005    $
                                                                        32,511
Notes payable                                             50,000             0
Due to stockholder                                        25,279           279
                                                    ------------    -----------
   Total liabilities                                     239,284        32,790
                                                    -------------   -----------

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock - $.001 par value,
10,000,000 Shares authorized:
   Class A preferred stock - 8.75 and
     27.847 shares issued and
     outstanding, liquidation value $0                         0             0
   Class B preferred stock - 0 and 100 shares
     issued and outstanding, liquidation value $0              0             0
   Class C preferred stock - 50,000 and 100,000 shares
     issued and outstanding, liquidation value $50
     and $100                                                 50           100
   Common stock - $.001 par value 20,000,000
     shares authorized; 4,495,446 and 4,313,600
     shares issued and outstanding                         4,496         4,314
   Additional paid-in capital                          1,094,857       822,614
Deficit accumulated during the development stage      (1,302,751)     (124,074)
                                                    --------------  -----------
   Total stockholders' equity (deficit)                 (203,348)      702,954
                                                    --------------  -----------

TOTAL                                               $     35,936    $  735,744
                                                    =============   ===========


--------------------------------------------------------------------------------

See accompanying notes.

                                CDBEAT.COM, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------

                                                                                     Period
                                                                                      May 8,
                                          Three-Months  Nine-Months    Three-Months 1998 (date
                                          Ended           Ended          Ended         of
                                          September                    September    inception)
                                          30, 1999      September       30,1998        to
                                                         30, 1999                   September
                                                                                    30, 1998
                                          -----------------------------------------------------

OPERATING EXPENSES:
  Professional fees                       $    8,541     $  121,124   $  26,100    $   26,100
  Software development costs                 132,743        796,938
  Payroll and related taxes                   49,594        180,607
  Publicity and promotion                     40,000         40,000
  Office and administration                    6,569         40,558                       279
  Depreciation                                 1,359          1,515
                                          -----------   ------------   ----------  ------------
       Total operating expenses              238,806      1,180,742       26,100       26,379

OTHER INCOME-
  Interest                                      (59)        (2,065)
                                          -----------   ------------   ----------  ------------

NET LOSS                                  $(238,747)    $(1,178,677)   $(26,100)    $ (26,739)
                                          ===========   ============   ==========  ============

NET LOSS PER SHARE:
Basic                                     $   (0.05)    $    (0.27)    $  (0.01)    $   (0.01)
                                          ===========   ============   ==========  ============
Weighted average number of shares -basic  4,484,779      4,439,624     4,030,083     4,028,050
                                          ===========   ============   ==========  ============

Diluted                                   $   (0.02)    $    (0.10)    $  (0.01)    $   (0.01)
                                          ============   ==========  ============  ============
Weighted average number of shares-diluted 11,912,621     11,867,466    4,030,083     4,028,050
                                          ===========   ============   ==========  ============






-----------------------------------------------------------------------------------------------

See accompanying notes.

                                     CDBEAT.COM, INC.
                             (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       For the Nine Months Ended September 30, 1999
                                       (Unaudited)

--------------------------------------------------------------------------------



                                                                        Deficit
                                                                       Accumulated
                           Convertible                      Additional   During
                         Preferred Stock  Common  Stock       Paid-     Development
                        Shares Par Value Shares  Par Value In Capital    Stage       Total
                        ------ -------- -------  --------- ------------ ---------  -----------

Balances, January 1,
1999                    100,128 $ 100   4,313,199 $ 4,314  $ 822,614    $(124,074) $ 702,954

Conversion of preferred
Shares into common
Shares                      128           83,047       83        (83)

Issuance of Class A
preferred shares in
exchange for consulting
services:                  8.75                                21,875                 21,875

Cancellation of Class C
preferred shares        (50,000)  (50)                             50

Issuance of common
stock in payment of debt                  35,000      35       87,465                 87,500

Proceeds from issuance of
common stock                              48,200      48      122,952                123,000

Issuance of common stock for
services rendered                         16,000      16       39,984                 40,000

Net loss for the nine
Months ended
September 30, 1999                                                   (1,178,677) (1,178,677)
                         ------- ------ --------- ------- ---------- ----------- ----------
Balances, September 30,
1999                      50,008 $  50  4,495,446 $4,496  $1,094,857 (1,302,751)$ (203,348)
                         ======= ====== ========= ======= ===========  =========== =========



--------------------------------------------------------------------------------
See accompanying notes.

                                   CDBEAT.COM, INC.
                           (A Development Stage Enterprise)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

--------------------------------------------------------------------------------
                                                                                         Period
                                                                                        ended May
                                                 Three-MonthsNine-Months  Three-Months   8,1998
                                                    Ended       Ended       Ended       (date of
                                                  September   September   September     inception)
                                                  30, 1999       30,       30, 1998        to
                                                                1999                    September
                                                                                        30, 1998
                                                 ------------ ------------ -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (238,747) $(1,178,677) $  (26,100)  $  (26,379)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                       1,359        1,515
    Non-cash professional fees                                     21,875
    Non-cash publicity and promotion                  40,000       40,000
  Change in assets and liabilities, net:
     Decrease in employee advance                                   4,984
     Increase in accrued expenses                     95,494      131,494
     Decrease in prepaid product development                      420,000
costs
     Increase in due to stockholder                                87,500                     279
                                                 ----------- ------------- ----------- -----------
NET CASH USED IN OPERATING ACTIVITIES              (101,894)    (471,309)    (26,100)    (26,100)
                                                 ----------- ------------- ----------- -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                              (12,060)
                                                 ----------- ------------- ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceed from the issuance of a note                  50,000      50,000           0           0
 Proceeds from stockholder advance                    25,000      25,000
 Proceeds from issuance of common stock                5,000     123,000      35,500      60,500
                                                 ------------ ------------ ----------- -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES             80,000     198,000      35,500      60,500
                                                 ------------ ------------ ----------- -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         (21,894)   (285,369)       9,400      34,100

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       45,728     309,203       25,000           0
                                                 ----------- ----------- ----------- -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $   23,834  $    23,834  $   34,400  $   34,400
                                                 =========== ============ =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Interest paid                                    $        0  $         0  $        0  $        0
                                                 =========== ============ =========== ===========
Taxes paid                                       $        0  $         0  $        0  $        0
                                                 =========== ============= =========== ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH  FINANCING ACTIVITIES:
 Common stock issued for services rendered        $  40,000  $    40,000
                                                 =========== =============
 Common stock issued for repayment of
 stockholder loans                                           $    87,000
                                                             =============

--------------------------------------------------------------------------------

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months and ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1998 contained in its Amendment No. 4 Registration Statement on Form SB-2.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $1,178,677 for the nine months ended September 30, 1999, and is anticipating continued losses for the fiscal year ending December 31, 1999. In addition, the Company will require a significant amount of capital to commence its planned principal operations. Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its anticipated losses and planned principal operations. The Company's plans include a public offering of its common stock (see Note D) and the issuance of debt, however there is no assurance that we will be successful in these efforts. In the event the Company receives minimal or no proceeds from the public offering, the Company will seek alternative funding sources and may adjust its focus and expenditures required for implementing its planned operations. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In January 1999, the scope of the engagement was amended whereby additional services will be provided by the Developer for $240,000. These costs, along with the $420,000 of prepaid product development costs in the accompanying balance sheet, will be expensed as the services are provided. During the nine months ended September 30, 1999 the Company expensed $420,000 of the prepaid product development costs.


NOTE D - NOTES PAYABLE

Secured note payable bears interest at 10%, with interest and principal due December 28, 1999. The note is secured by a first lien on all the assets of the Company. The Company's President also personally pledged 3,390,000 shares of Cdbeat.com, Inc. common stock as additional collateral.


NOTE E - SHAREHOLDER'S EQUITY

Convertible Preferred Stock

The following transactions occurred during the nine months ended September 30, 1999:

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

b. 50,000 of the 100,000 shares of Class C, which were issued in 1998 to two employees were canceled as a result of the separation from the Company of one of its employees. The remaining 50,000 Class C shares may, under certain conditions, convert to 500,000 shares of the Company's common stock. The preferred shares have been placed into a voting trust that is
    administered by the Company's president.   Pursuant to terms of
    the voting trust agreements, one thirty-sixth of the preferred shares are to be released each month, subject to the limitation that for every share released, the Company on a cumulative basis must have met certain software download goals. As such, it is possible that some or all of these shares will not be converted into common shares, and accordingly, the Company has not recorded compensation expense to date. Rather, the Company will record compensation expense equal to the fair market value of the common shares on
    the date any such shares are earned.   The agreement, which is irrevocable,
    has an initial term of three years and may be renewed indefinitely.

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

On May 17, 1999, the Company began offering subscriptions for the sale of up to 4,000,000 shares of its common stock, including 479,000 of which are being offered by existing shareholders, for $2.50 per share. The offering is on best efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and the Company will have the immediate use of such funds to finance its planned operations. Pursuant to this offering, 48,200 shares were sold in 1999 resulting in proceeds of $118,000. In addition, the Company issued 35,000 shares to the Company's president in payment of $87,500 in advances made to the Company during 1999.

On September 2, 1999, the Company issued to a consultant, 16,000 shares of common stock for $40,000 of services rendered to the Company.

Warrants

During the nine months ended September 30, 1999, the Company issued 7,819,092 warrants to purchase common shares at a price of $1,000,000. These warrants were issued to a single entity, which upon the exercise of these warrants would change the control of the Company. The Company also issued 934,733 warrants to purchase common shares at $2.50 per share. As of September 30, 1999, the Company had outstanding warrants to purchase 7,819,092 shares of common stock for $1,000,000 and to purchase 952,580 shares of common stock at a price of $2.50 per share. All but 60,000 of these warrants expire December 31, 2000. The 60,000 expire June 15, 2001.

NOTE F - INCOME TAXES

During the nine months ended September 30, 1999 and the period May 8, 1998 (date of incorporation) to December 31, 1998, the Company recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations. The significant components of the deferred tax asset as of September 30, 1999, assuming an effective income tax rate of 34%, are approximately as follows:

      Deferred Income Tax Asset:
        Net operating loss carryforwards                        $     442,935
                                                                --------------
      Deferred income tax asset                                       442,935
        Less valuation allowance                                     (442,935)
                                                                --------------
      Total deferred income tax asset - net                     $           0
                                                                ==============

The Company established a valuation allowance to fully reserve the deferred income tax asset as of September 30, 1999 as the realization of the asset did not meet the required asset recognition standard established by Financial Accounting Standards Statement No. 109
"Accounting for Income Taxes."

At September 30, 1999 and December 31, 1998, the Company had net operating loss carryforwards of approximately $1,302,000 and $124,000 for income tax purposes. These carryforwards will be available to offset future taxable income through the year 2019 and 2018.

NOTE G - LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the conversion of Class A convertible preferred stock, are included in diluted net income per share to the extent such shares are dilutive. During the nine months ended September 30, 1999, the Company's Class B preferred stock holders converted all their shares into shares of common stock and are included in the basic calculation. In addition, Warrants and Class C preferred stock have been excluded from the loss per share calculations because they currently are not dilutive. The following table sets forth the computation of basic and diluted net loss per share:


                                                 Three-Months     Nine-Months
                                                    Ended            Ended
                                                September 30,    September  30,
                                                    1998              1998
                                                --------------- ---------------
Numerator
     Net loss available to common stockholders  $    238,747    $   1,178,677
                                                =============== ===============

Denominator
     Weighted average shares                       4,484,779        4,439,624
                                                --------------- ---------------
     Denominator for basic calculation             4,484,779        4,439,624

     Weighted average effect of dilutive securities:
       Stock Warrants                              7,419,092        7,419,092
       Class A Preferred Stock                         8,750            8,750
                                                ---------------  -------------
     Denominator for diluted calculation          11,912,621       11,867,466
                                                ===============  ==============

Net loss per share:
     Basic                                       $      0.05      $      0.27
                                                 =============  ==============
     Diluted                                     $      0.02      $      0.10
                                                 =============  ===============

NOTE H - RELATED PARTY TRANSACTIONS

On August 23, 1999, the Company received a $25,000 advance from a shareholder. The advance is unsecured, non-interest bearing and due November 18, 1999.

During the three and nine months ended September 30, 1999, the Company's president provided a portion of his home for office space for no consideration. The value of such office space provided is not considered significant and as such no expenses have been recorded.

NOTE I - CONTEMPLATED ACQUISITION

On September 28, 1999, the Company entered into a letter of intent (the "Letter of Intent") with Cakewalk LLC ("Cakewalk"), contemplating the acquisition of Cakewalk in a transaction in which the stockholders of Cakewalk would receive approximately 50% of the Company. The terms and conditions of the merger have not yet been fully determined.


--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1999 we did not generate any operating revenues and incurred a cumulative net loss of $238,747 and $1,178,677 respectively. Our operating expenses consist of software development costs, professional fees, payroll, publicity and promotion and office.

o Software development costs of $132,743 and $796,937 consisted principally of the development of our software application. Of these expenses, $420,000 was recorded as prepaid at December 31, 1998 and expensed as incurred during the nine months ended September 30, 1999.

o Professional fees of $8,541 and $121,124 consisted principally of general business consulting, business development, legal and accounting fees.

o Payroll expenses of $49,594 and $180,607 consisted principally of related taxes and salaries paid to employees in administrative, public relations and support functions.

o Office expenses of $6,569 and $40,558 consisted principally of office supplies, photocopies, postage, telephone, fax, cellular and Internet access.

o Publicity and promotion expenses of $40,000 consisted of advertising costs associated with promoting the services that the Company offers. The Company issued 16,000 shares of common stock in consideration for this advertising.

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 1999. We expect to expand our business and user base, which will require us to increase our personnel, develop software, purchase equipment and license content, which will result in increasing expenses.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Operating activities during the nine months ended September 30, 1999 created a net use of cash of $471,309, which have been primarily funded by cash on hand at December 31, 1998, sales of our common stock in 1999 of $123,000 and $162,500 in borrowings, during the nine months ended September 30, 1999, from our management. At September 30, 1999 we had cash and cash equivalents of $23,834.

We expect to make expenditures of approximately $2,465,000 during the twelve months following the closing of this offering. These expenditures will be used to continue software development, expand our web site, hire additional personnel, sales and marketing, licensing content, purchase equipment and general working capital.

On May 17, 1999, we began offering subscription for the sale of up to 3,521,000 shares of our common stock at $2.50 per share. We need the proceeds of this offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that $2,465,000 in net proceeds from this offering will satisfy our capital requirements for at least twelve months following the closing of this offering. If our plans change or our assumptions prove to be inaccurate, we may need to seek additional financing sooner than currently anticipated or curtail our operations. During the three months ended June 30, 1999, we sold 48,200 shares with proceeds of $123,000. In addition, the Company issued 35,000 shares to the Company's president in payment of $87,500 in advances made to the Company during 1999. During the three months ended September 30, 1999, we issued 16,000 shares to a consultant for $40,000 of services rendered to the Company.

On August 23, 1999, the Company received an advance of $25,000 from a shareholder. This advance is unsecured, non-interest bearing and due November 18, 1999.

On September 28, 1999, the Company issued a note payable in the amount of $50,000 to an entity the Company is currently negotiating a merger deal with. The note bears an interest rate of 10% and is secured by the Company's assets and personally guaranteed by 3,390,000 shares of Cdbeat.com, Inc. common stock, owned by the Company's President. Principal and interest are due December 28, 1999. The funds will be used for various expenses of the Company.

In connection with the issuance of the $50,000 note, the Company issued to an entity, 7,819,092 warrants to purchase common shares for $1,000,000, as consideration for assistance in obtaining this financing. The Company also issued 934,733 warrants during the nine months ended September 30, 1999. These warrants expire December 31, 2000 except for 60,000, which expire June 15, 2001.


Other Events

      As reported on Form 8-K, filed on October 8, 1999, on September 23, 1999, Atlantis Equities, Inc., a New York corporation ("Atlantis"), entered into a warrant agreement (the "Warrant") with CDbeat.com, Inc., a Delaware corporation (the "Company"). The Warrant entitles Atlantis, or its registered assignee ("Holder"), to purchase from the Company, (a) 7,819,092 shares of the Common Stock of the Company ("Common Stock"), representing 80% of the fully diluted Common Stock of the Company after giving effect to the exercise of the Warrant, except for options to purchase 190,516 shares of Common Stock at $2.50 per share (the "Outstanding Options"), and (b) options exercisable for 762,064 shares of Common Stock at $2.50 per share and expiring December 31, 2000, representing 80% of the shares of Common Stock underlying the Outstanding Options. The Warrant is exercisable, in whole or in part, during the period commencing on September 23, 1999 and ending on September 29, 1999, provided, however, that if the Company receives a $50,000 loan from Holder or a source arranged by Holder on or before September 29, 1999 such exercise period shall be extended to October 30, 1999 and provided, further, that if the Company enters into an agreement for a merger or acquisition (the "Acquisition") on or prior to October 30, 1999, the period during which this Warrant may be exercised shall be extended to the earlier of the closing or termination of the Acquisition, and provided, further, that if the Company has not closed a merger or acquisition by October 30, 1999, the Warrant shall expire unless the Company receives, by November 1, 1999, an additional $50,000 loan from Holder or a source arranged by Holder. The exercise price of the Warrant is an aggregate of $1,000,000. The $50,000 loan made by Cakewalk LLC, as described below, met the requirement for extending the expiration date of the Warrant to at least October 30, 1999.


      Subsequent to the acquisition of the Warrant, Atlantis introduced to the Company an entity, Cakewalk LLC ("Cakewalk"), which Atlantis proposed as a potential acquisition candidate. On September 28, 1999, the Company entered into a letter of intent (the "Letter of Intent") with Cakewalk contemplating the acquisition of Cakewalk in a transaction in which the stockholders of Cakewalk would receive approximately 50% of the Company. The Letter of Intent contemplates certain changes to the management and capital structure of the Company. After the contemplated acquisition, the Company will be managed by Robert Miller as President and Chief Executive Officer, together with such other officers, including a chief operating officer and a chief financial officer, as shall be selected by Robert Miller with the consent of the Company's board of directors. Joel Arberman will become the Company's Internet Officer.
Upon the closing of the contemplated acquisition the Letter of Intent contemplates that the Company's and Cakewalk's equity owners will each own 9,773,865 shares of Common Stock, constituting 50% each of the post-acquisition common shares. The shares owned by the Company's current equity owners assuming the exercise by Atlantis of the Warrant, the cancellation of 2,227,450 shares and 321,974 shares owned by Joel Arberman and Bryan Eggers, respectively, and the conversion of all outstanding preferred stock to Common Stock, will be substantially as follows:

                  CDbeat                        Common Shares
                  ------                        -------------
            Public shareholders                     561,600
            Consultants                              42,597
            Bryan Eggers                            178,026
            Joel Arberman                         1,172,550
            Atlantis Equities, Inc.               7,819,092
                                                  ---------
                  Total                           9,773,865
                                                  =========

      In addition, the Company will issue 2,932,159 management stock options, at an exercise price per share to be agreed upon prior to closing of such acquisition, 1,955,750 will be issued to Robert Miller, with the balance reserved to other officers of the Company and to be awarded by the Company's board of directors. The proposed acquisition is subject to numerous conditions including, among other things: approval by Cakewalk's supervisory board and the Company's board of directors; satisfactory mutual legal and financial due diligence; all necessary approvals; completion of the acquisition on a tax-free basis to Cakewalk's owners; and execution of definitive documentation, including representations and warranties, covenants, conditions and other customary terms. There can be no assurance that the contemplated acquisition will be consummated on the terms set forth in the Letter of Intent or at all.

      In connection with the Letter of Intent, Cakewalk loaned the Company the principal amount of $50,000. In connection with such loan, Cakewalk and the Company entered into a note and security agreement dated September 28, 1999 (the "Note"). The loan bears interest at 10% per annum and is due on December 28, 1999 (the "Maturity Date"); The loan is secured by substantially all assets of the Company.

      In addition, the Company and Joel Arberman, the principal stockholder of the Company entered into an agreement dated September 28, 1999 whereby he pledged 3,390,000 shares of Common Stock to Cakewalk to secure the Company's obligations to Cakewalk under the Note (the "Share Pledge Agreement").

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

      Form 8-K, Item 1, filed October 8, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





           11/12/1999                                 /s/ Joel Arberman
             Date                                 Joel Arberman, President