Form 10KSB
period 1999-12-31
CDBEAT COM INC
filed 2000-04-14
CIK 1076682

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1999               COMMISSION FILE NO. 333-70663
                                   -----------
                                 CDBEAT.COM, INC.
        (Exact name of small business issuer as specified in its charter)

    DELAWARE                                         06-1529524
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

29 WEST 57TH STREET,         (212) 583-0300          10019
9TH FLOOR NEW YORK,
NEW YORK
(Address of Issuer's         (Issuer's telephone
principal executive          number, including       (Zip Code)
offices)                     area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The issuer's revenues for the year ended December 31, 1999 were $0.

     The aggregate market value of the registrant's voting common equity (I.E., the Common Stock) held by non-affiliates as of March 31, 2000 was $30,477,394, using the closing sale price of $3.50 per share on such date, as reported by the Nasdaq OTC Bulletin Board.

     The number of outstanding shares of the registrant's Common Stock as of March 31, 2000 was 18,081,650.

     Transitional Small Business Disclosure Format.

Yes __    No X

DOCUMENTS INCORPORATED BY REFERENCE

     None.

     A list of Exhibits to this Annual Report on Form 10-KSB begins on Page 21.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                                 TABLE OF CONTENTS

PART I                                                                                             PAGE
                                                                                                   ----
Item 1.  Description of Business    .............................................................    1
Item 2.  Description of Property    .............................................................    7
Item 3.  Legal Proceedings          .............................................................    7
Item 4.  Submission of Matters to a Vote of Security Holders.....................................    7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................    7
Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations...    8
Item 7.  Financial Statements       .............................................................   10
Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure....   10

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons...........................   11
Item 10.  Executive Compensation    .............................................................   16
Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................   19
Item 12.  Certain Relationships and Related Transactions.........................................   23
Item 13   Exhibits and Reports on Form 8-K.......................................................   24


                                   -----------

     The Company's principal executive offices are located at 29 West 57th Street, 9th Floor, New York, New York 10019, and the telephone number is (212) 583-0300.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB includes forward-looking statements, including statements regarding, among other things, the Company's:

     -    anticipated growth strategies, and
     -    its intention to introduce new products.

     The Company has based these forward-looking statements largely on its expectations. Forward-looking statements are subject to a number of risks and uncertainties, certain of which are beyond its control. Actual results could differ materially from those anticipated as a result of numerous factors, including among other things: (1) economic, business and competitive conditions in the online music and media industry and the economy in general; (2) the enactment of new laws and regulations, and the amendment of existing laws and regulations which could affect the Company's business; (3) changes in the Company's business strategy or development plan; (4) the Company's ability to obtain financing on acceptable terms when needed; and (5) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses.

     The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of the risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report on Form 10-KSB might not occur.

                                   -----------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     CDbeat.com, Inc. ("CDBEAT" or the "COMPANY") is a B2B online marketing company. The Company's software, currently in Beta development, is intended to recognize the content, subject, data or artist contained on any hard medium (i.e., music CD, DVD or CD-ROM) that is played in a computer, and then offer the user - at that moment - the ability to connect online with the provider of that hard medium, or with various related Internet sites that have been pre-selected by the provider. The Company's executive offices are located in New York, New York. The Company's common stock is traded on the OTC Bulletin Board under the symbol CDBT.

     32 Records LLC ("32 Records"), a wholly owned subsidiary of the Company, is an independent record company that specializes in the catalog, or reissue, segment of the record business through the acquisition of existing master recordings by established artists, that are nevertheless underperforming, underutilized or have never before been released commercially. 32 Records recompiles, repackages, remarkets and sells its music products into traditional markets such as domestic and foreign music stores as well as nontraditional markets such as price clubs, catalogs, and various non-music retail stores. On March 30, 2000, the Company decided that it will exit the record business conducted by 32 Records by March 2001 and recharacterized 32 Records as a discontinued operation for financial reporting purposes. 32 Records intends to continue its operations until it can either (i) sell the business or assets in an orderly fashion, or (ii) close or surrender the business to EFI (as defined herein).

HISTORY

     The Company was incorporated in Delaware on May 8, 1998 under the name "SMD Group, Inc." In January 1999, the Company changed its name to "CDbeat.com, Inc." Effective as of April 19, 2000, the Company's name will be changed to "Spinrocket.com, Inc." The Company decided to change its name in order to better reflect the broader scope of its software business.

     In November 1999, 32 Records acquired substantially all of the assets and liabilities relating to the business of Cakewalk LLC ("Cakewalk") in exchange for 8,307,785 shares of the Common Stock of the Company, which number of shares equaled approximately 46% of the then issued and outstanding Common Stock of the Company (the "Cakewalk Transaction"). As a result of the Cakewalk Transaction, the business formerly operated by Cakewalk is now being operated by 32 Records.

     In addition to the Cakewalk Transaction described above, a certain Stock Purchase Warrant held by Atlantis Equities, Inc. ("Atlantis"), dated as of September 23, 1999 (the "Atlantis Warrant"), was amended pursuant to a certain Warrant Amendment Agreement, dated as of November 16, 1999, among the Company, Atlantis and Dylan LLC, an affiliate of Atlantis ("Dylan") (the "Warrant Amendment Agreement"). The Atlantis Warrant gave Atlantis the right to purchase eighty (80%) percent of the issued and outstanding Common Stock of the Company and options to purchase 762,064 shares of the Company's Common Stock. Pursuant to the Warrant Amendment Agreement, the Atlantis Warrant was split into two warrants, one of which was assigned to Dylan (the "Dylan Warrant"), and the other of which was retained by Atlantis (the "Revised Atlantis Warrant"). Concurrently with the closing of the Cakewalk Transaction, (i) Dylan exercised the Dylan Warrant and paid the Company $900,000 for 7,037,183 shares of Common Stock issuable upon exercise of such warrant (the "Dylan Stock"), and (ii) Atlantis exercised the Revised Atlantis Warrant and paid the Company $100,000 for 781,909 shares of Company Stock issuable upon exercise of the Revised Atlantis Warrant (the "Atlantis Stock") and received 762,064 options from the Company which are exercisable at $2.50 each until December 31, 2000 (the "Options")(collectively, the "Atlantis Transaction"). Together, the Dylan Stock and the Atlantis Stock equaled approximately 43% of the then issued and outstanding Common Stock of the Company (after giving effect to the Cakewalk Transaction and the Atlantis Transaction). In light of the transfer of approximately 89% of the issued and outstanding Common Stock of the Company, collectively, to Cakewalk, Dylan and Atlantis pursuant to the Cakewalk Transaction and the Atlantis Transaction, a change in control in the Company occurred.

INDUSTRY OVERVIEW

EMERGENCE OF THE INTERNET AND THE WORLD WIDE WEB

     The Internet has become an important medium for communications, content and commerce. According to International Data Corporation, the number of Web users worldwide will grow from 97 million at the end of 1998 to 320 million by the year 2002. Industry analysts believe the Internet represents the fastest growing form of media in history. The dramatic growth in Internet usage has been fueled by a number of key factors, including: technological, functional and infrastructure advances in computing and communications; lower costs associated with publishing content on the Internet as compared to traditional media; increased quantity and improved quality of information and services offered on the Web; and increased affordability of, access to and resulting proliferation of, multimedia computers.

EMERGENCE OF ELECTRONIC AND ONLINE COMMERCE

     Internet and online services have provided organizations and individuals with innovative ways of conducting business. With the emergence of the Internet as a globally accessible, fully interactive and individually addressable communications and computing medium, companies that have traditionally conducted business in person, through the mail or over the telephone are increasingly utilizing electronic communications and commerce.

     Consumers have shown a strong preference for transacting various types of business electronically, such as paying bills, buying insurance, booking airline tickets and trading securities, rather than in person or over the telephone. These transactions are being streamlined through online commerce and can now be performed directly by individuals virtually anywhere at any time. Consumers have accepted and even welcomed self-directed online transactions because these transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary.

GROWTH OF ONLINE ADVERTISING AND DIRECT MARKETING

     The Internet is an attractive advertising medium because of its interactivity, flexibility, target ability, and accountability. It provides advertisers with the opportunity to reach broad, global audiences, since the Internet can be accessed from anywhere in the world, and to target their advertising to populations within specific regions or countries, to users with desirable demographic characteristics and to people with specific interests. The interactive nature of the Internet gives advertisers the potential to: analyze demographic characteristics of the viewers of the advertisement; measure the number of times that a particular advertisement has been viewed; receive direct feedback on their advertising; establish dialogues and one-to-one relationships with potential customers; and adapt advertising to respond to feedback.

     The flexible nature of a digital medium like the Internet enables advertisers to change their messages on a daily basis in response to real world events and consumer feedback. The ability to target advertisements to broad audiences, specific regional populations, and affinity groups or select individuals makes Internet advertising versatile. Unlike traditional advertising where advertisements are presented to consumers who may or may not have an interest in them, Internet advertisements can be delivered when a consumer calls for a piece of information or a particular web page. Unlike more traditional media, the Company believes that the Internet is a more accountable medium where advertisers can receive reports on the impression levels, demographic viewership and effectiveness of their advertisements. Jupiter Communications, an independent research firm, estimates that total online advertising revenue in the U.S. will increase from $1.9 billion in 1998 to $7.7 billion by 2002.

     The Company believes that the Internet also represents an attractive new medium for direct marketing to users with specific characteristics and interests, which has traditionally been conducted through direct mail and telemarketing. Unlike many of the traditional methods of direct marketing, the Internet provides direct marketers with the opportunity to contact consumers at the point-of-sale, their personal computers. The success of a direct marketing campaign is generally based on a direct marketer's return on investment, which is measured by the response rates, the number of leads or sales, and cost-per-response. According to the Direct Marketing Association, an estimated $153 billion was spent on direct marketing in the United States in 1997.

GROWTH IN NUMBER OF PEOPLE UTILIZING THEIR PERSONAL COMPUTERS TO PLAY HARD MEDIA

     Today, virtually every personal computer sold is a low-cost, Internet-ready machine equipped with extensive technology that enables these machines to play music CDs, DVDs and CD-ROMs. The Company believes this and other factors are contributing to a substantial increase in the number of people who are playing various hard media in their personal computer. In effect, the computer is competing with other electronic devices such as stereo systems, DVD players and videocassette players as a popular means of listening to music and viewing other content. For example, various research estimates have concluded that there are more than 5 million people who listen to their favorite music while browsing the Internet and working and playing on their personal computer. Within five years, this number is anticipated to grow to more than 60 million people.

USE OF THE WEB TO TRANSMIT OTHER FORMS OF CONTENT

     In addition to music content, which has driven a large portion of Web content to date, the Company anticipates that innumerable other forms of content will shortly be transmitted to consumers via the Web, including feature films, books, and periodicals, as bandwidth increases and compression technologies become more sophisticated. Among other things, the Company hopes to capitalize upon this trend with its software.

PRODUCTS AND SERVICES

     As noted above, the Company characterizes itself as a B2B online marketing company. The Company's software, currently in Beta development, is intended to recognize the content, subject, data or artist contained on any hard medium (i.e., music CD, DVD or CD-ROM) that is played in a computer, and then offer the user - at that moment - the ability to connect online with the provider of that hard medium, or with various related Internet sites that have been pre-selected by the provider. Thus, the Company's software is intended to facilitate the online connection, on a highly targeted basis, of hard media users and providers. Utilization of the Company's software will, therefore, permit a content provider to identify users of their existing hard media, to connect with them online on a highly targeted demographic basis, and to further market to them.

     The Company's software is intended to work with the millions of ordinary CDs, DVDs and CD-ROMs already in existence, with new hard media, such as enhanced CDs, and also with MP3 and other new downloaded digital files. The Company's software thus will not require that any links be embedded or programmed into the hard media.

     The Company believes that its software is suited to various industries that presently utilize, to one degree or another, hard media, including online games, healthcare, the music business, the movie industry and education. Each of these industries is believed to have millions of hard media currently in circulation, and therefore represents a large potential market for the Company's software product. The creators or providers of those hard media, for the most part, have a limited relationship with the users of the hard media, since ordinary commerce methods preclude identification of buyers and therefore limit continued marketing to them. However, the Company's software is designed to facilitate the online connection between such users and providers.

     The Company's revenue model contemplates receiving a fee for facilitating the online connection between each targeted user and the related content providers, on a cost-per-thousand basis, as well as a percentage of all e-commerce revenues generated from the referred connection. Further, the Company anticipates being able to provide advertisers with individualized and targeted opportunities. The Company also contemplates licensing its software technology to other application developers who wish to facilitate the connection between users and marketers of appropriate content.

     It should be noted that the Company's software is still in the developmental stage, and is therefore subject to continuing changes and/or modifications.

ACQUISITION OPPORTUNITIES

     The Company believes that a number of merger, acquisition and/or investment opportunities exist that have the potential to meaningfully increase the Company's shareholder value. The Company is seeing many potential merger or acquisition candidates that have excellent business plans, experienced and successful management, and either have created or have the ability to create significant value. Some of these companies would benefit from being part of a larger public company with greater resources. The Company believes that there are a number of opportunities (both control and non-control) where the Company would benefit from having an equity position. All of these potential targets are in the Internet and/or technology sectors, and many of them would be synergistic with and/or complementary to the Company's business. Further, the Company believes that selective transactions with one or more of these potential companies would offer diversification and reduce the Company's risk profile. The Company believes that it will be able to enter into these transactions primarily for Company stock, although some cash may be needed for working capital purposes. Except as set forth below, the Company has not yet entered into any negotiations relating to any potential transaction.

     The Company has signed a letter of intent with Arthur Treacher's, Inc. ("ATCH"), under which the Company would sell to ATCH: (a) 390,625 shares of the Company's Series D Convertible Preferred Stock at a price of $1.28 per share, and (b) 869,565 shares of the Company's Series D Convertible Preferred Stock at a price of $1.15 per share, in exchange for (i) $500,000 in cash and (ii) 1,000,000 shares of ATCH's common stock, par value $.01 per share (the "ATCH STOCK"). In the event the Company has authorized a sufficient number of shares of its Common Stock, ATCH shall receive shares of Common Stock in lieu of Series D Convertible Preferred Stock. The Company expects to receive registration rights with respect to the ATCH Stock which are the same as those granted to Investors in the Offering. The ATCH Stock is traded on the OTC Bulletin Board (Symbol:ATCH). The closing price for ATCH Stock on April 12, 2000 was $2.0625. Although a letter of intent has been signed between the parties, no binding agreement or commitment has yet been executed between the Company and ATCH. Any such agreement or commitment that is reached may be on terms that substantially differ from those set forth above. Consummation of any such agreement or commitment with ATCH would be subject to the satisfaction of various conditions and there can be no assurance that any transaction will occur.

     ATCH recently announced the formation of a new subsidiary, Digital Creative Development Corporation ("DC2"), that will provide web design, web consulting and content creation services. DC2 will seek to acquire, invest and form joint ventures with web design, web consulting and digital content companies, and has assembled a team of technology professionals to explore specific strategic initiatives for DC2. ATCH also owns, operates and franchises quick service seafood restaurants.

COMPETITION

     Although the Company is not aware of any direct competitor, many potential competitors of the Company have well-established reputations and have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Competition could have a negative result on the business, financial condition and operating results of the Company. Barriers to entry are minimal and current and new competitors can launch new sites and applications at a relatively low cost. The market for online software and services is intensely competitive and rapidly changing. The Company competes with other firms that focus on providing online software and services as well as traditional companies. The Company cannot assure that it will be able to compete successfully against current and future competitors.

CURRENT AND POTENTIAL GOVERNMENT REGULATION

PRIVACY ISSUES. The Federal Trade Commission, or FTC, adopted regulations effective April 21, 2000, regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by children under the age of 13. These regulations include requirements that companies establish certain procedures in connection with the collection and use of such information prior to April 21, 2000, that among other things: give adequate notice to consumers regarding information collection and disclosure practices; provide consumers with the ability to have personal identifying information deleted from a company's database; provide consumers with access to their personal information and with the ability to rectify inaccurate information; clearly identify affiliations or a lack of affiliations with third parties that may collect information or sponsor activities for a services membership; and obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age. These regulations also include enforcement and redress provisions. The Company intends to comply with these regulations as it develops its software.

     The FTC has also begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to fully disclose to consumers its use of such personal information and implement the principles noted above. The Company intends that any data collection activity it may engage in will be only on an opt-in basis, thus manifesting the consent of the user. Nonetheless, the FTC's regulatory and enforcement efforts in this area may limit or adversely affect the Company's ability to collect demographic and personal information from users. This, in turn, could have an adverse effect on the Company's ability to provide highly targeted opportunities for advertisers and electronic commerce marketers.

     The European Union, or EU, has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, EU citizens are guaranteed rights to access their data, to know where the data originated, to have inaccurate data corrected, to recourse in the event of unlawful processing and to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In particular, companies with offices located in EU countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, the directive may adversely affect the activities of entities like the Company that engage in data collection from users in EU member countries.

INTERNET TAXATION. There are currently pending a number of legislative proposals at the federal, state and local level, and by certain foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states already have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on e-commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, one or more federal and/or state taxes may be imposed upon Internet commerce. This legislation, or other attempts at regulating commerce over the Internet, may substantially impede the growth of commerce on the Internet and, therefore, may adversely affect the Company's opportunity to derive financial benefit from those activities.

JURISDICTIONS. Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate transmissions or prosecute for violations of their laws. Violations of local laws may be alleged or charged by state or foreign governments, and the Company may unintentionally violate local laws and local laws may be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

     As of April 12, 2000, the Company had six full-time employees, four of whom are executive officers, and 32 Records, the Company's wholly owned subsidiary, employed six people on a full-time basis. From time to time, the Company has retained, and may retain, independent contractors to support its software development and technical requirements. The Company believes its relations with its employees are generally good and it has no collective bargaining agreements with any labor unions.

INTELLECTUAL PROPERTY

     The Company's success depends in part on its ability to protect its software and other intellectual property. To protect the Company's rights, the Company intends to generally rely on patent, copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers, although the Company has not signed such agreements in every case.

     The Company currently does not have any patents issued to it. In December 1999, the Company filed a Provisional Patent Application with the United States Patent office, seeking protection for its software. The Company intends shortly to file a formal patent application with the patent office to the same effect and to seek protection overseas, if available. The Company cannot be certain that any patent applications will be granted, that any patent granted will not be challenged, invalidated or circumvented, or that the rights granted under any patent that may be issued will provide competitive advantages to it. Many of the Company's current and potential competitors dedicate substantially greater resources than the Company does to protection and enforcement of intellectual property rights, especially patents.

     Third parties may copy or obtain and use the Company's technologies, ideas, know-how and other information without authorization or independently develop technologies similar or superior to the Company's technologies. Competitors may obtain patents or other rights that would prevent, or limit or interfere with the Company's ability to make, use or sell the Company's software or services. If the Company is found to infringe on the rights of others it may be required to incur substantial costs to defend any litigation, cease offering its products, obtain a license from the holder of the infringed intellectual property right or redesign its software and services.

     Legal standards relating to the validity, enforceability and scope of protection of certain rights in Internet-related businesses are uncertain and still evolving. The Company cannot assure the future viability or value of any of its rights or of similar rights of other companies within this market. The Company cannot be certain that the steps taken by it will prevent misappropriation or infringement of its information.

     Any litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

RECENT DEVELOPMENT AT 32 RECORDS

     In March 2000 the Label Manager and Creative Director of 32 Records resigned their positions. The resignation of the Creative Director constitutes a default under the Management Agreement among 32

Records LLC, Cakewalk BRE LLC ("Cakewalk BRE") and Entertainment Finance International, Inc. ("EFI"). As a result of this default, and other covenant defaults, EFI, as the holder of $5,500,000 principal amount of indebtedness issued by Cakewalk BRE, has the right to accelerate the maturity date of such indebtedness and exercise other remedies. EFI has been notified of these defaults and, as of the date hereof, has neither taken any such action nor indicated an intention to do so. At the time the loan was granted in June 1999 the lender required the establishment of a new subsidiary, Cakewalk BRE, a Bankrupt Remote Entity, into which the assets and liabilities of 32 Records were transferred as security for the lender. Accordingly, the lender in the event of a declaration of default may seek to take over the business of 32 Records, but it does not have recourse to the Company's assets not included in Cakewalk BRE.

     On March 30, 2000, the Company decided that it will exit the record business conducted by 32 Records by March 2001 and recharacterized 32 Records as a discontinued operation for financial reporting purposes. 32 Records intends to continue its operations until it can either (i) sell the business or assets in an orderly fashion, or (ii) close or surrender the business to EFI.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company subleases approximately 1,875 square feet of office space in New York, New York for use as its corporate headquarters. The initial sublease expires on November 29, 2003. The Company believes that additional executive office space will be required as its business expands and believes that it can obtain suitable space as needed. The Company does not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

     As of April 12, 2000, the Company is not a party to any legal proceeding. Counsel to the Company has recently received letters from attorneys representing the former Creative Director of 32 Records and a third party which allege that such parties may be entitled to additional shares of the Company's Common Stock. Neither the Company nor Mr. Miller believes that the allegations set forth in these letters have any merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the year ended December 31, 1999, no matters were submitted by the Company to a vote of its stockholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION. The Company's common stock is currently listed on the OTC Bulletin Board under the trading symbol "CDBT." The Company first listed its common stock on the OTC Bulletin Board in August 1999. The following table sets forth the high and low closing prices of its common stock as reported on the OTC Bulletin Board for each calendar quarter commencing in August 1999 through March 31, 2000.



                                                               CLOSING PRICES
     YEAR                                  PERIOD              HIGH        LOW
     1999    Third Quarter..............................      $3.125      $1.25
             Fourth Quarter.............................        2.75     1.1875
     2000    First Quarter (through March 31, 2000).....       4.375     2.4375


     As of March 31, 2000, the closing sale price of the Company's common stock on the OTC Bulletin Board was $3.50 per share.

HOLDERS

     As of March 31, 2000, there were approximately 66 holders of record of the Company's common stock.

DIVIDENDS

     The Company has never declared nor paid any cash dividends on its common stock and does not anticipate paying dividends in respect of its common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, its earnings (if any), financial condition, cash flows, capital requirements and other relevant considerations, including applicable contractual restrictions and governmental regulations with respect to the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

PRIVATE PLACEMENT

     As of April 12, 2000, the Company has raised approximately $3 million (net of Placement Agent fees) through the private placement of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share (the "Private Placement"). The Company has engaged a Placement Agent to assist in these efforts. As of April 19, 2000, when the Company's authorization of additional shares of Common Stock becomes effective, the Series D Preferred Stock will be automatically converted into shares of Common Stock at a ratio of 1 share of Series D Preferred Stock for one Share of Common Stock.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes related thereto contained elsewhere in this Annual Report on Form 10-KSB.

MERGER

     The Company was incorporated in Delaware on May 8, 1998 under the name "SMD Group, Inc." In January 1999, the Company changed its name to "CDbeat.com, Inc." Effective as of April 19, 2000, the Company's name will be changed to "Spinrocket.com, Inc."

     On November 16, 1999 CDBeat ("CDBeat" or the "Company"), through its wholly-owned subsidiary, 32 Records LLC ("32 Records") entered into a business combination transaction with Cakewalk LLC ("Cakewalk") in a transaction accounted for by the purchase method wherein Cakewalk LLC was deemed to be the acquiror and CDBeat the acquiree (the "Merger").

     As part of the Merger: (1) Cakewalk contributed and assigned to 32 Records substantially all of the assets and liabilities relating to the business of Cakewalk in exchange for 8,307,785 shares of the

Company's Common Stock, (2) Dylan LLC exercised a warrant and paid the Company $900,000 for 7,037,183 shares of Common Stock, (3) Atlantis Equities, Inc. exercised a warrant and paid the Company $100,000 for 781,909 shares of Common Stock, (4) 3,049,424 shares of Common Stock held by management of the Company were surrendered and (5) 50,000 shares of Class C Preferred Stock were converted into 500,000 shares of Common Stock. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition and the balance of $3,909,546 was recorded as cost of acquired software and is being amortized using the straight-line method over the estimated useful life of five years. The allocation of the $3,909,546 to acquired software is preliminary and subject to the completion of a valuation analysis.

RESULTS OF OPERATIONS

Year ended December 31, 1999.

As discussed in Liquidity and Capital Resources, 32 Records' operations have been recorded as discontinued operations in the consolidated financial statements.

The company had no revenues in 1999.



                                                    1999             1998
                                                    ----             ----
Loss from continuing operations                $ 1,588,577      $         -
Loss from discontinued operations                1,475,301        1,780,062
                                                 ----------       ---------
Net loss                                       $ 3,063,878      $ 1,780,062
                                               ============     ===========

Basic and diluted loss per share:
Loss from continuing operations                $      0.28      $         -

Loss from discontinued operations                     0.26             0.47
                                                     -----             ----
                                               $      0.54           $ 0.47
Net loss                                           =======           ======


General and administrative expenses includes $.6 million of CDBeat's expenses of which approximately $.5 million was for professional and consulting fees and software development. Also included is compensation expense of $1.4 million associated with stock options granted to consultants, employees and directors.

Depreciation and amortization expense includes approximately $130,000 amortization expense associated with the cost of software acquired in the business combination.

LIQUIDITY AND CAPITAL RESOURCES

PRIVATE PLACEMENT

     As of March 31, 2000 the Company was seeking to raise a minimum of $3,000,000 and a maximum of $9,000,000 (with an over allotment option of $1,000,000) through the private placement of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share (the "Private Placement"). As of April 19, 2000, when the Company's authorization of additional shares of Common Stock becomes effective, the Series D Preferred Stock will be automatically converted into shares of Common Stock at a ratio of 1 share of Series D Preferred Stock for one Share of Common Stock. The Company has engaged a Placement Agent to assist in these efforts. At the first closing on March

31, 2000, the Company received approximately $3 million (net of Placement Agent fees) and expects that additional funds will be raised on or before April 30, 2000.

CHANGE IN MANAGEMENT AND LOAN DEFAULT

     In March 2000 the Label Manager and Creative Director of 32 Records resigned their positions. The resignation of the Creative Director constitutes a default under the Management Agreement among 32 Records LLC, Cakewalk BRE LLC and Entertainment Finance International, Inc. (EFI). As a result of this default, and other covenant defaults, EFI, as the holder of $5,500,000 principal amount of indebtedness issued by Cakewalk BRE, has the right to accelerate the maturity date of such indebtedness and exercise other remedies. EFI has been notified of these defaults and, as of the date hereof, has neither taken any such action nor indicated an intention to do so. At the time the loan was granted in June 1999 the lender required the establishment of a new subsidiary, Cakewalk BRE LLC, a Bankrupt Remote Entity, into which the assets and liabilities of 32 Records was transferred as security for the lender. Accordingly, the lender in the event of a declaration of default may seek to take over the business of 32 Records, but it does not have recourse to the Company's assets not included in the BRE.

     Management anticipates a probable inability to meet the obligations under the terms of the loan. Hence, 32 Records' ability to continue as a going concern is dependent on its ability to renegotiate the loan agreement and/or secure additional financing.

     On March 30, 2000, the Company decided that it will exit the record business conducted by 32 Records by March 2001 and recharacterized 32 Records as a discontinued operation for financial reporting purposes. 32 Records intends to continue its operations until it can either (i) sell the business or assets in an orderly fashion, or (ii) close or surrender the business to EFI.

ITEM 7.  FINANCIAL STATEMENTS

     The Company's audited consolidated financial statements for the years ended December 31, 1999 and 1998, respectively, are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Kingery, Crouse & Hohl, P.A. ("KCH") had served as the Company's independent accountants from inception through January 31, 2000, when KCH was dismissed by the Company. Prior to the date of dismissal, the Company did not have any disagreements with KCH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Board of Directors selected Arthur Andersen LLP as its new independent accountant with respect to the fiscal year ended December 31, 1999 and thereafter.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information, as of April 12, 2000, concerning the Company's directors and executive officers:


  NAME                                       AGE    POSITIONS WITH OUR COMPANY
  Robert Miller............................   48    President, Chief Executive Officer and Director
  Elliot Goldman...........................   64    Chief Operating Officer
  Alan L. Schaffer.........................   57    Chief Financial Officer
  Marty Marion.............................   47    Chief Strategic Officer


     The business experience of each of the persons listed above for at least the last five years is as follows:

     ROBERT MILLER (PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR ). From 1977 through 1995, Mr. Miller practiced law, specializing in corporate restructurings and bankruptcies. He played a leading role in many of the most prominent corporate restructurings of this period, including Macy's, Trump Taj Mahal, Days Inns of America, A.H. Robins and Continental Airlines. From 1995 until November 1999, Mr. Miller was the President and CEO of Cakewalk LLC (now 32 Records LLC). From 1995 to 1998, Mr. Miller was of counsel to Rosenman & Colin LLP. Since 1999, Mr. Miller has been of counsel to Baer Marks & Upham LLP and has served as a consultant to Shenkman Capital Management, Inc. Mr. Miller is Chairman of the Board of Crown Books Corp.

     ELLIOT GOLDMAN (CHIEF OPERATING OFFICER). Prior to joining the Company in April 2000, Mr. Goldman was President of The Elliot Goldman Group, Ltd., a consulting firm specializing in the music industry from 1988 to 2000.

     ALAN L. SCHAFFER (CHIEF FINANCIAL OFFICER). Prior to joining the Company in November, 1999, Mr. Schaffer, a CPA, was employed by Ampal-American Israel Corp., a publicly traded investment holding company from 1983 to 1998, including eight years as Vice President-Finance.

     MARTY MARION (CHIEF STRATEGIC OFFICER). Prior to joining the Company in April 2000, Mr. Marion served since 1999 as the President of Paradigm Shift Universal, Inc., a leading Web consulting firm specializing in strategic and marketing matters. Prior thereto, Mr. Marion served from 1995 to 1998 as the Director of Marketing for CyberAction, Inc., a producer of interactive digital trading cards and digital collectibles.

     In addition to serving as the Company's Chief Strategic Officer, Mr. Marion will serve as President of Spin&Marty Marketing, Ltd., a newly formed wholly-owned subsidiary of the Company that will provide strategic advice to the Company and its portfolio companies as well as to outside Internet companies.

     All directors of the Company serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. All officers of the Company serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment with the Company. See "Executive Compensation - Employment Agreements." There are no family relationships among the directors and executive officers.

MANAGEMENT CHANGES

     As of March 20, 2000, Joel Arberman resigned as director and Internet Officer of the Company.

CERTAIN CORPORATE ACTIONS

     Shareholders representing 58.32% of the outstanding shares of the Company's Common Stock as of March 29, 2000 have taken action to (i) increase the size of the Board of Directors to four members and elect three new directors (each a "New Director") and one nonvoting observer ("Observer") to the Board of Directors, and (ii) amend the Company's charter in order to (A) change the name of the

Company from "CDbeat.com, Inc." to "Spinrocket.com, Inc.," (B) increase the number of shares the Company is authorized to issue from Twenty Million to Fifty Million, and (C) authorize the Company for a period of up to one year following the Effective Date (as defined below) to effect a reverse split of the issued and outstanding shares of the Common Stock, on up to a one-for-three basis. Subject to the satisfaction of certain legal requirements, all of the aforementioned corporate changes shall take effect on April 19, 2000(the "Effective Date"). On or about March 29, 2000, the Company mailed an Information Statement ("Information Statement") to the holders of record of the Company's Common Stock setting forth the foregoing.

NEW DIRECTORS

     Set forth below are the name, business address, age, present principal occupation or employment and five-year employment history of each of the new Directors and the independent observer. The new Directors will each take office on April 19, 2000.



                                                     PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
NAME AND BUSINESS ADDRESS           AGE                   AND FIVE-YEAR EMPLOYMENT HISTORY
Robert Ellin                         34      Mr. Ellin has, for in excess of five years, been a
750 Lexington Avenue, 23rd Floor             principal of Atlantis Equities, Inc., a private merchant
New York, NY 10022                           banking and advisory firm specializing in equity and debt
                                             finance, and Trinad Partners, a leveraged buyout firm.

Ivan Berkowitz                       54      Since 1989, Mr. Berkowitz has been the President of Great
1790 Broadway                                Court Holdings Corporation and, since 1993, he has served
Suite 1500                                   as the Managing General Partner of Steib & Company. From
New York, New York 10023                     1995 to 1997, Mr. Berkowitz served as the Chief Executive
                                             Officer of PolyVision Corporation , where he continues to
                                             serve as a board member.  Mr. Berkowitz is also a member
                                             of the Board of Directors of the following public
                                             companies: Migdalei Shekel (Tel Aviv), Propierre (Paris),
                                             HMG WorldWide and IAT Resources.  Mr. Berkowitz is also
                                             the Chairman of the Advisory Board of THCG Inc.

David Goddard                        44      Mr. Goddard is Senior Managing Director in the Equity
c/o Bear Stearns & Co., Inc.                 Capital Markets Department of Bear Stearns & Co., Inc.,
245 Park Avenue                              an international investment banking firm.  Mr. Goddard
New York, NY 10167                           has been with Bear Stearns since November 1998.  From
                                             1996 to 1998, Mr. Goddard served as a Managing Director
                                             Associate Director Private Capital Group at BancBoston
                                             Robertson Stephens, Inc. Prior to that, Mr. Goddard was
                                             Managing Director - Private Placement Group at Chase
                                             Securities, Inc. from 1994-1996.



Thomas Cyrana (Observer)             42      Mr. Cyrana is Managing Director of Rascoff/Zysblat
110 West 57th Street                         Organization ("RZO"), a division of American Express Tax
New York, NY 10019                           and Business Services.  Mr. Cyrana has been with RZO
                                             since 1995.  Mr. Cyrana also serves as a principal of the
                                             managing member of Entertainment Finance International
                                             LLC, a venture with The Structured Finance High Yield
                                             Fund, LLC, which is managed by Prudential Investments.

     The Company has agreed to grant Ivan Berkowitz an option to purchase all or any part of 100,000 shares of the Company's Common Stock at an exercise price equal to the market price at the time of grant, of which 50,000 shares shall become exercisable on the Effective Date, 25,000 will be exercisable on the first anniversary of the Effective Date, and 25,000 will be exercisable on the second anniversary of the Effective Date. Mr. Berkowitz's options will terminate on April 19, 2005. It is likewise anticipated that David Goddard will likewise receive options as compensation for being a director. Other than such stock options described above, no compensation or other arrangements have been entered into between the Company and any of the new Directors.

ADVISORY BOARD

     The Company has formed an Advisory Board to the Board of Directors and has appointed three persons to such Advisory Board, Joshua Grode, Marty Marion and Ralph Sorrentino.

     Mr. Grode is the President and Chief Operating Officer of Digital Boardwalk, a leading Web design firm, and a Co-Manager of Digital Boardwalk, LLC. Prior to Joining Digital Boardwalk, Mr. Grode was most recently President and co-founder of J-Squared, an interactive strategy, development and investment company. Previously, Mr. Grode was Senior Vice-President and group manager of Siegel & Gale, a communications, business and brand consultancy division of the advertising agency Saatchi & Saatchi. Prior thereto, Mr. Grode practiced entertainment and corporate law with Christensen, Miller, Fink, Jacobs & Glaser and later with the entertainment law firm of Bloom, Dekom & Hergott. Mr. Grode received his degree from UCLA, where he graduated with honors.

     Mr. Marion has served since 1999 as the President of Paradigm Shift Universal, Inc, a leading Web consulting firm specializing in strategic and marketing matters, and joined the Company in April 2000 as its Chief Strategic Officer. Mr. Marion's background includes senior level positions with Grey Direct (a division of Grey Advertising) and DMB&B/Medicus, the world's largest healthcare advertising and marketing agency, as well as strategic engagements with the New York Stock Exchange, Merck Pharmaceuticals, Smithkline Beecham, Caesar's Palace, G. E. Capital and Westinghouse Telecommunications. Mr. Marion's Internet engagements have included Records.com, eTherapy.com, Cyberaction.com, RentPort.com and Crownbooks.com.

     Mr. Sorrentino served from May 1998 until April 2000, as CFO of Liberty Digital and its predecessor, TCI Music. In this capacity, Mr. Sorrentino helped to craft the merger of TCI Music with the Internet and interactive assets of Liberty Media Group, thus creating Liberty Digital, a leader in the emerging interactive television industry. Prior to the Liberty Digital transaction, Mr. Sorrentino oversaw the operations of the former TCI Music's four music divisions, spanning cable, Internet, digital programming and record labels, directing the executive management of each of these businesses. Mr. Sorrentino began his career in the advertising industry with The Interpublic Group of Companies, Inc. and the former Lowe Marschalk, Inc. Mr. Sorrentino then became President and Chief Operating Officer of Bohbot Entertainment & Media, Inc., an independent syndication company.

     All members of the Advisory Board will receive options to purchase Common Stock of the Company.

AMENDMENT OF THE COMPANY'S CERTIFICATE OF INCORPORATION, AS AMENDED, TO INCREASE THE AUTHORIZED NUMBER OF SHARES OF STOCK

     General

     The Company's Certificate of Incorporation, as amended (the "Certificate of Incorporation"), authorizes the issuance of 20,000,000 shares of Common Stock, par value $.001 per share, and 10,000,000 shares of Preferred Stock, par value $.001 per share. The Board of Directors of the Company and stockholders representing 58.32% of the issued and outstanding shares of the Common Stock of the Company as of March 31, 2000 approved an amendment to the Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 to 40,000,000 shares. The authorized number of shares of Preferred Stock shall remain 10,000,000 shares. The amendment will not take effect until it is filed in the State of Delaware, which will occur on April 19, 2000.

     Purpose and Effect of the Amendment

     The general purpose and effect of the amendment to the Company's Certificate of Incorporation will be to authorize 20,000,000 additional shares of Common Stock. The Board of Directors believes it is prudent to have the additional shares of Common Stock and Preferred Stock available for proper general corporate purposes approved by the Board of Directors, including payment of stock dividends, stock splits or other recapitalizations, acquisitions, equity financings, and grants of stock options as well as to provide for a sufficient number of authorized shares of Common Stock upon the conversion of the Series D Preferred Stock to be issued pursuant to the Private Placement.

     The increase in the authorized number of shares of Common Stock could have an anti-takeover effect, although that is not its intention. If the Company's Board of Directors desired to issue additional shares in the future, such issuance could dilute the voting power of a person seeking control of the Company, thereby deterring or rendering more difficult a merger, tender offer, proxy contest or an extraordinary corporate transaction opposed by the Company. The Board of Directors is not aware of any attempt, or contemplated attempt, to acquire control of the Company, and this amendment is not being effectuated with the intent that it be utilized as a type of anti-takeover device.

REVERSE SPLIT

     General

     The Board of Directors of the Company and stockholders representing 58.32% of the issued and outstanding shares of the Common Stock of the Company have approved an amendment to the Certificate of Incorporation to authorize the Company, for a period of up to one year following the Effective Date, to effect a reverse split (the "Reverse Split") that will cause all issued and outstanding Common Stock to be split, on a reverse basis, up to one-for-three. The Reverse Split, as and when it is approved, will not affect the number of authorized shares of the Company's Common Stock. Any such Reverse Split will effectively increase the number of available authorized shares of Common Stock. As described below, the primary objective of the Board of Directors if it were to effect a Reverse Split would be to increase the per share market price of the Common Stock.

     The Board of Directors believes that a Reverse Split can provide flexibility for the Company in meeting its possible needs by enabling the Board to raise additional capital through the issuance of Common Stock or securities convertible into or exercisable for Common Stock, to make additional stock awards under the Company's employee benefit plans and/or to employ Common
Stock as a form of consideration for acquisitions. Other than in connection with the Company's employee benefit plan, the Company does not presently intend to issue any additional shares for any specific purpose.

EFFECTS OF REVERSE SPLIT

     GENERAL EFFECTS. The principal effect of a Reverse Split would be to decrease the number of outstanding shares of Common Stock. As of the date of the Information Statement, the Company has not yet determined to effect a Reverse Split. However, assuming a Reverse Split on a one-for-three basis, the 18,081,650 shares of Common Stock issued and outstanding as of the date of the Information Statement would, together with 4,917,625 shares of Common Stock upon and assuming the exercise of all outstanding warrants and options, be converted into approximately 7,666,425 shares of Common Stock. Because the number of shares of Common Stock authorized for issuance by the Certificate of Incorporation, as amended, following a one-for-three Reverse Split would remain at 40,000,000 shares, such a Reverse Split would result in approximately 15,332,850 additional (or post-split) shares of Common Stock available for issuance by the Company ("New Shares"). In lieu of issuing any fractional shares as a result of a Reverse Split, the Company will round the number of shares each shareholder is entitled to receive as a result of the Reverse Split to the nearest whole number of shares.

     EFFECT ON MARKET FOR COMMON STOCK. On March 31, 2000, the last reported closing price of the Common Stock on the OTC Bulletin Board was $3.50 per share. By decreasing the number of shares of Common Stock otherwise outstanding without altering the aggregate economic interest in the Company represented by such shares, the Board of Directors believes that the trading price for the Common Stock will be increased.

     EFFECT ON THE COMPANY'S DERIVATIVE AND CONVERTIBLE SECURITIES. The total number of shares of Common Stock issuable upon the exercise of options and warrants to acquire such shares, and the exercise price thereof shall be proportionally adjusted to reflect any Reverse Split.

     CHANGES IN STOCKHOLDERS' EQUITY. As an additional result of a Reverse Split, the Company's stated capital, which consists of the par value per share of the Common Stock and Preferred Stock multiplied, respectively, by the number of shares outstanding, would be reduced. Although the par value of the Common Stock will remain at $.001 per share following a Reverse Split, stated capital will be decreased because the number of shares outstanding will be reduced. Correspondingly, the Company's additional paid-in capital, which consists of the difference between the Company's stated capital and the aggregate amount paid to the Company upon the issuance by the Company of all then outstanding shares of Common Stock and Preferred Stock, would be increased.

CHANGE OF THE COMPANY'S NAME

     The Board of Directors of the Company and stockholders representing 58.32% of the issued and outstanding shares of the Common Stock of the Company as of March 31, 2000 approved an amendment to the Certificate of Incorporation that will effect a change in the Company's name effective as of April 19, 2000. The new name of the Company will be SPINROCKET.COM, INC. The Company believes that while the Company's technology is still applicable to the music business, it also has applications beyond the music business, including such industries as gaming, education and health care, and that the new name more accurately reflects the expanded scope of the Company's business.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the

Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 1999 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis, except as hereinafter set forth. Mr. Schaffer failed to timely file a Form 3 upon becoming an officer of the Company, and BankBoston Ventures failed to timely file a Form 3 upon becoming a 10% stockholder of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the aggregate compensation paid to, or earned by, the Chief Executive Officer and the other most highly compensated executive officer for the year ended December 31, 1999 whose total annual salary and bonus exceeded $100,000 for 1999 (collectively the "Named Executive Officers").

SUMMARY COMPENSATION TABLE



                                                                                                               LONG-TERM
                                                             ANNUAL COMPENSATION                              COMPENSATION
                                           ------------------------------------------------------           ---------------
                                                                                                               SECURITIES
                                                                                   OTHER ANNUAL                UNDERLYING
 NAME AND PRINCIPAL POSITION               YEAR   SALARY ($)      BONUS ($)      COMPENSATION ($)           OPTIONS/SARS(#)
 ---------------------------               ----   ----------      ---------      ----------------           ---------------

 Robert Miller (1).....................    1999       $34,615
   President
   Executive Officer                                                --                 --                        --
 Alan L. Schaffer (2)..................    1999       $14,019       --                 --                        --
     Chief Financial Officer

-----------


(1) Mr. Miller was appointed President, Chief Executive Officer and Director of the Company in November 1999. He was and is currently being paid an annual salary of $200,000, subject to such increases or bonuses as the Board of Directors shall authorize. See "Executive Compensation - Employment Agreements."

(2) Mr. Schaffer was appointed Chief Financial Officer of the Company in November 1999. He was and is currently being paid an annual salary of $135,000 plus a minimum annual bonus of $10,000. See "Executive Compensation - Employment Agreements."

OPTION GRANTS IN 1999

     The following table sets forth certain information concerning the grant of stock options in 1999 to each of the Named Executive Officers.



                                               NUMBER OF          PERCENTAGE TO TOTAL
                                         SECURITIES UNDERLYING     OPTIONS GRANTED TO    EXERCISE PRICE
        NAME                                OPTIONS GRANTED        EMPLOYEES IN 1999        ($/SHARE)        EXPIRATION DATE
        ----                                ---------------        -----------------        ---------        ---------------
        Robert Miller...........                    651,917              88.67%                (1)                 (1)
        Alan L. Schaffer........                     83,333              11.33%                (2)                 (2)
--------------------------


     (1) Pursuant to his employment agreement with the Company, the Company has granted to Mr. Miller an option to purchase all or any part of an aggregate of 1,955,750 shares of the Company's Common Stock (the "OPTION SHARES"), at the following exercise prices: 50% of the Option Shares at $1.30 per share, 25% at $1.50 per share; and 25% at $1.70 per share. Such Option Shares vest as follows:
(a) 651,917 Option Shares on November 16, 1999; (b) the second one-third (1/3) of the Option Shares on November 16, 2000; and (c) the remaining one-third (1/3) of the Option Shares on November 16, 2001. All unvested shares shall vest automatically under certain circumstances. Mr. Miller's option shall terminate upon the later to occur of (a) the expiration of the term of Mr. Miller's employment agreement with the Company, or (b) November 16, 2004.

     (2) Pursuant to his memorandum agreement with the Company, the Company has granted Mr. Schaffer an option to purchase all or any part of an aggregate of 250,000 shares of the Company's Common Stock at an exercise price per share equal to $1.28 per share, of which 83,333 shares are immediately exercisable, one-third will be exercisable after one year of service and the final one-third will be exercisable after two years of service. Mr. Schaffer's options will terminate upon the later to occur of (a) the expiration of the term of Mr. Schaffer's memorandum agreement with the Company, or (b) November 22, 2004.

AGGREGATE OPTION EXERCISES IN 1999 AND 1999 YEAR-END OPTION VALUES

     The following table sets forth certain information concerning the Named Executive Officers with respect to the number of shares covered by exercisable and unexercisable stock options at December 31, 1999 and the aggregate value of exercisable and unexercisable "in-the-money" options at December 31, 1999. No options were exercised by the Named Executive Officers in 1999.



         NAME                                                            NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                                        UNDERLYING UNEXERCISED            IN-THE MONEY OPTIONS
                                                                      OPTIONS AT FISCAL YEAR-END         AT FISCAL YEAR-END(1)
                                                                      --------------------------       --------------------------
                                                                       EXERCISABLE/UNEXERCISABLE       EXERCISABLE/ UNEXERCISABLE
                                                                      --------------------------       --------------------------
         Robert Miller............................................          651,917/1,303,833                $211,873/$167,054
         Alan L. Schaffer.........................................             83,333/166,667                  $28,750/$57,500

-----------



     (1) The value of unexercised "in-the-money" options is equal to the difference between the closing bid price of the common stock on the OTC Bulletin Board as of December 31, 1999 ($1.625) and the option exercise price per share, multiplied by the number of shares subject to options.

DIRECTOR COMPENSATION

     The Company's directors do not receive compensation for their services as directors, but are reimbursed for all reasonable out-of-pocket expenses incurred in connection with each Board of Directors meeting attended.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment contract with Robert Miller for an initial term of three years (the "INITIAL TERM"). The Initial Term shall automatically be extended by one additional year at the end of the Initial Term and each subsequent anniversary thereafter (each, a "RENEWAL DATE"), unless, at least one hundred twenty (120) days prior to any such renewal date either Mr. Miller or the Company shall deliver written notice to the other that the term will not be further extended. Pursuant to the Employment Agreement, Mr. Miller serves as President, Chief Executive Officer and as a Director of the Company at an initial annual salary of $200,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize. The Company also granted to Mr. Miller an option (the "Option") to purchase all or any part of an aggregate of 1,955,750 shares of the Common Stock of the Company (the "OPTION SHARES"), at the following exercise prices: 50% of the Option Shares at $1.30 per share, 25% at $1.50 per share; and 25% at $1.70 per share, such Option Shares to vest as follows: (a) up to one-third (1/3) of the Option Shares on November 16, 1999; (b) the second one-third (1/3) of the Option Shares on November 16, 2000; and (c) the remaining one-third (1/3) of the Option Shares on November 16, 2001. All unvested shares shall vest automatically under certain circumstances. The Option shall terminate upon the later to occur of (a) the expiration of the term of Miller's employment agreement with the Company, or (b) five years from the original date of grant of the Option.

     The Company has entered into a memorandum agreement with Alan L. Schaffer pursuant to which Mr. Schaffer will, for an initial term of three years, serve as the Company's Chief Financial Officer at an initial annual salary of $135,000 plus a minimum annual bonus of $10,000. The Company also granted to Mr. Schaffer the option to acquire 250,000 shares of the Company's Common Stock at an exercise price per share equal to $1.28 per share, of which one-third of such shares will be immediately exercisable, one-third will be exercisable after one year of service and the final one-third will be exercisable after two years of service.

     The Company has entered into an employment agreement with Elliot Goldman pursuant to which Mr. Goldman will, for an initial term of three years, serve as the Company's Chief Operating Officer at an initial annual salary of $200,000, subject to such bonuses as the Board of Directors of the Company shall authorize. The Company also granted to Mr. Goldman the option to acquire 500,000 shares of the Company's Common Stock at an exercise price per share equal to $1.28 per share, of which one-quarter of such shares will be immediately exercisable, one-quarter will be exercisable after one year of service, one-quarter will be exercisable after two years of service and the final one-quarter will be exercisable after three years of service.

     The Company has entered into a memorandum agreement with Marty Marion pursuant to which Mr. Marion will, for an initial term of three years, serve as the Company's Chief Strategic Officer at an initial annual salary of $200,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize. The Company also granted to Mr. Marion the option to acquire 500,000 shares of the Company's Common Stock at an exercise price per share equal to $1.28 per share, of which one-quarter of such shares will be immediately exercisable, one-quarter will be exercisable after one year of service, one-quarter will be exercisable after two years of service and the final one-quarter will be exercisable after three years of service.

1998 EMPLOYEE STOCK OPTION PLAN

     The Company's 1998 stock incentive plan (the "STOCK INCENTIVE PLAN") was originally adopted by the Board of Directors and approved by the stockholders on October 15, 1998. The Stock Incentive Plan provides for the grant of stock options for up to a total of 1,000,000 shares of the Company's Common Stock to the Company's employees, officers, directors, consultants and advisors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 12, 2000 with respect to the beneficial ownership of (i) any person known to the Company to be the beneficial owner of more than 5% of any class of its voting securities, (ii) the sole director, (iii) each of the Named Executive Officers (I.E., those officers named in the Summary Compensation Table of this Annual Report under the heading "Management-Executive Compensation") and the newly appointed Chief Operating Officer and Chief Strategic Officer and (iv) all of the Company's directors and executive officers as a group (3 persons).



   NAME AND ADDRESS OF BENEFICIAL OWNER(1)                              NUMBER OF      PERCENT OF
                                                                        SHARES(2)        CLASS

   Atlantis Equities, Inc./Dylan LLC (3)                                 8,581,156        45.54
   BankBoston Ventures                                                   2,134,499        11.80
   Robert Miller (4)                                                     2,206,648        11.78
   Entertainment Finance International, LLC (5)                          1,466,080         7.50
   Joel Arberman                                                         1,172,550         6.48
   Alan L. Schaffer (6)                                                     83,333            *
   Elliot Goldman (7)                                                      125,000            *
   Marty Marion (8)                                                        125,000            *
   All directors and executive officers as a group (4 persons) (9)       2,539,981        12.31


   * less than 1%

----------------------------
(1) Except as indicated in these notes and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investing power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of the date shown above.

(3) Includes 762,064 shares issuable upon exercise of options granted to Atlantis Equities, Inc. having an exercise price of $2.50 per share and expiring on December 31, 2000.

(4) Includes 651,917 immediately exercisable options that have been granted to Mr. Miller pursuant to his employment agreement with the Company, but does not include 1,303,833 options that have been granted to Mr. Miller pursuant to his employment agreement with the Company that are not yet exercisable.

(5) Consists of warrants issued to Entertainment Finance Ltd., a lender to Cakewalk BRE LLC, an indirect wholly owned subsidiary of the Company, having an exercise price of $.01 per share and expiring June 29, 2004.

(6) Includes 83,333 immediately exercisable options that have been granted to Mr. Schaffer pursuant to his memorandum agreement with the Company, but does not include 166,667 options that have been granted to Mr. Schaffer pursuant to his memorandum agreement with the Company that are not yet exercisable.

(7) Includes 125,000 immediately exercisable options that have been granted to Mr. Goldman pursuant to his employment agreement with the Company, but does not include 375,000 options that have been granted to Mr. Goldman pursuant to his employment agreement with the Company that are not yet exercisable.

(8) Includes 125,000 immediately exercisable options that have been granted to Mr. Marion pursuant to his memorandum agreement with the Company, but does not include 375,000 options that have been granted to Mr. Marion pursuant to his memorandum agreement with the Company that are not yet exercisable.

(9) Includes (i) 651,917 immediately exercisable options that have been granted to Mr. Miller pursuant to his employment agreement with the Company, but does not include 1,303,833 options that have been granted to Mr. Miller pursuant to his employment agreement with the Company that are not yet exercisable, (ii) 83,333 immediately exercisable options that have been granted to Mr. Schaffer pursuant to his memorandum agreement with the Company, but does not include 166,667 options that have been granted to Mr. Schaffer pursuant to his memorandum agreement with the Company that are not yet exercisable; (iii) 125,000 immediately exercisable options that have been granted to Mr. Marion pursuant to his memorandum agreement with the Company, but does not include 375,000 options that have been granted to Mr. Marion pursuant to his memorandum agreement with the Company that are not yet exercisable; and (iv) 125,000 immediately exercisable options that have been granted to Mr. Goldman pursuant to his employment agreement with the Company, but does not include 375,000 options that have been granted to Mr. Goldman pursuant to his employment agreement with the Company that are not yet exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     VOTING AGREEMENT. Pursuant to a Voting Agreement, dated as of November 16, 1999, between Dylan LLC and Robert Miller, in the event that the Board of Directors of the Company is expanded to seven members, Dylan shall have the right to designate two representatives out of seven to the Board of Directors of the Company. Dylan has also agreed to vote all shares of the Common Stock of the Company owned by it in favor of the election to the Board of Directors of the Company of Miller or any designee of Miller, while Miller has agreed to vote all of the shares of the Common Stock of the Company owned by him in favor of the election to the Board of Directors of the Company of the Dylan designees. Robert Ellin, a principal of Dylan, shall serve as one of the two Dylan designees to the Board and, upon his appointment, Mr. Ellin shall become the Chairman of the Company. Dylan still retains the right to designate one more representative to the Board of Directors.

     CONSULTING AGREEMENT. The Company has retained the services of Atlantis Equities, Inc. ("ATLANTIS"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement Letter dated October 29, 1999 (the "ENGAGEMENT LETTER"). Robert Ellin, who will become the Chairman of the Company upon the contemplated expansion of the Board of Directors, is a principal of Atlantis. In consideration for the services provided by Atlantis under the Engagement Letter, Atlantis is paid a monthly fee of $12,500 (plus reimbursement of reasonable and actual out-of-pocket expenses). The term of the Engagement Letter is three years, and shall automatically renew for successive one year terms (subject to the right of any party to terminate the engagement upon 90 days' written notice before the end of any such term). The Company has issued a warrant to Atlantis that allows Atlantis to acquire up to 762,064 shares of the Company's Common Stock at an exercise price of $2.50 per share which expires on December 31, 2000. Dylan LLC, an affiliate of Atlantis ("DYLAN"), is the beneficial owner of 7,037,183 shares of the Company's Common Stock. In addition, in accordance with the terms of a Voting Agreement dated as of November 16, 1999 between Robert Miller and Dylan, Dylan has the right to designate two representatives to the Board of Directors of the Company. Dylan has designated Robert Ellin to be one of its representatives to the Board of Directors, but has not yet indicated who its other designee shall be. Dylan and Mr. Miller have also agreed to vote all shares owned by them in favor of the election of the other party's designees to the Board of Directors.

     The Company is also a party to certain employment arrangements with its executive officers. See "Executive Compensation."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Unless otherwise indicated, the following is a list of Exhibits filed as a part of this Annual Report on Form 10-KSB:



EXHIBIT   DESCRIPTION OF DOCUMENT
NUMBER

2.1       Contribution Agreement, dated as of October 29, 1999 between
          CDbeat.com, Inc. and Cakewalk LLC                                          (C)
2.2       Amendment Agreement, dated as of November 16, 1999 by and among            (C)
          Atlantis Equities, Inc., Dylan LLC, CDbeat.com, Inc., Cakewalk LLC
          and 32 Records LLC
3.1       Articles of Incorporation and By-laws                                      (A)
10.1      Warrant Agreement, dated September 23, 1999 between the Company and
          Atlantis Equities, Inc.                                                    (B)
10.2      Employment Agreement, dated as of November 16, 1999 between
          CDBeat.com, Inc. and Robert Miller                                         (C)
10.3      Stock Option Plan                                                          (A)
10.4      Consulting Agreement, dated as of January 12, 1999, between the
          Company and L&R Holdings, Inc.                                             (A)
10.5      Database License Agreement, dated as of April 7, 1999 between the
          Company and AEC One Stop Group, Inc.                                       (A)
10.6      Engagement Letter, dated October 29, 1999 between Atlantis Equities,
          Inc. and the Company                                                        *
10.7      Warrant Amendment Agreement, dated as of November 16, 1999 by and
          among Atlantis Equities, Inc. Dylan LLC and the Company                     *
10.8      Cadnetics Agreement                                                         *
10.12     Employment Agreement, dated as of April 11, 2000 between CDbeat.com,
          Inc. and Elliot Goldman
*10.13    Stock Option Agreement, dated as of April 11, 2000 between CDbeat.com,
          Inc. and Elliot Goldman 10.14 Indenture, dated as of June 29, 1999 by
          and among Cakewalk BRE LLC, Entertainment Finance International, LLC        *
          and RZ0 Corporate Administration, Inc.
10.15     Servicing Agreement, dated as of June 29, 1999 by and among Cakewalk
          BRE, Entertainment Finance International, LLC and RZ0 Corporate             *
          Administration, Inc.
10.16     Management Agreement, dated as of June 29, 1999 by and among Cakewalk
          LLC, Cakewalk BRE LLC and * Entertainment Finance International, LLC
10.17     Capital Contribution Agreement, dated as of June 29, 1999 between
          Cakewalk LLC and Cakewalk BRE LLC                                          *
23.1      Consent of Arthur Andersen LLP                                            (E)
23.2      Consent of Kingery, Crouse & Hohl, P.A. (E)
21.1      Subsidiaries of the Company                                                *
27.1      Financial Data Schedule                                                    *
99        Voting Agreement, dated as of November 16, 1999 between Robert Miller
          at Dylan LLC                                                              (C)

(A) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-70663)
(B) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on October 8, 1999
(C) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on December 1, 1999
(D) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on January 31, 2000
(E) Incorporated by reference to the Company's Report on Form 8-K/A filed with the Commission on January 31, 2000


*              Filed herewith.
     (b) During the fourth quarter of 1999, the Company filed with the Securities and Exchange Commission a Form 8-K on October 8, 1999 and a Form 8-K on December 1, 1999. During the first quarter of 2000, on January 31, 2000, the Company filed a Form 8-K as well as a Form 8-K/A to its Form 8-K filed on December 1, 1999. Such report on Form 8-K/A related to the filing of certain pro forma financial information related to the Company's business combination with Cakewalk LLC on November 16, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2000.


                               CDBEAT.COM, INC.


                               By: /s/ Robert Miller
                                  ------------------------------------
                                   Robert Miller
                                   President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



               SIGNATURE                                 TITLE                                  DATE

           /S/ ROBERT MILLER             President, Director and Chief                     April 14, 2000
           -----------------
             Robert Miller               Executive Officer
                                         (Principal Executive Officer)

         /S/ ALAN L. SCHAFFER            Chief Financial Officer                           April 14, 2000
         --------------------
           Alan L. Schaffer              (Principal Financial and Accounting
                                         Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                               DESCRIPTION

10.6      Engagement Letter, dated October 29, 1999 between Atlantis Equities,
          Inc. and the Company
10.7 Warrant Amendment Agreement, dated as of November 16, 1999 by and among Atlantis Equities, Inc., Dylan LLC and the Company
10.8      Cadnetics Agreement
10.9      Employment Agreement, dated as of April 11, 2000 between CDbeat.com,
          Inc. and Elliot Goldman
10.10     Stock Option Agreement, dated as of April 11, 2000 between
          CDbeat.com, Inc. and Elliot Goldman
10.11     Indenture, dated as of June 29, 1999 by and among Cakewalk BRE LLC,
          Entertainment Finance International, LLC and R20 Corporate
          Administration, Inc.
10.12     Servicing Agreement, dated as of June 29, 1999 by and among Cakewalk
          BRE, Entertainment Finance International, LLC and R20 Corporate
          Administration, Inc.
10.13     Management Agreement, dated as of June 29, 1999 by and among Cakewalk
          LLC, Cakewalk BRE LLC and Entertainment Finance International, LLC
10.14     Capital Contribution Agreement, dated as of June 29, 1999 between
          Cakewalk LLC and Cakewalk BRE LLC
21.1      Subsidiaries of the Company
27.1      Financial Data Schedule




                          INDEX TO FINANCIAL STATEMENTS
                                                                 PAGE
                                                                 ----
Report of Independent Auditors                                    F-2
Consolidated Statements of Operations                             F-3
Consolidated Balance Sheet                                        F-4
Consolidated Statements of Stockholders' Equity                   F-5
Consolidated Statements of Cash Flows                             F-6
Notes to Consolidated Financial Statements                        F-8


                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CDBeat.com, Inc.:

     We have audited the accompanying consolidated balance sheet of CDBeat.com, Inc. as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDBeat.com, Inc. as December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

                                                    /s/ Arthur Andersen LLP
New York, New York

March 31, 2000



                                CDBEAT.COM, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                     1999                       1998
                                                                                     -----                      ----
General and administrative expenses                                           ($2,171,577)                     $   -
                                                                             ------------                ------------
Loss from continuing operations before provision
 for income taxes                                                              (2,171,577)                         -

     Benefit for income taxes                                                    (583,000)                         -
                                                                             ------------                ------------
Loss from continuing operations                                                (1,588,577)                         -
Loss from discontinued operations (Note 6) after
 income taxes ($0)                                                             (1,475,301)                (1,780,062)
                                                                             -------------               ------------
     Net Loss                                                                $ (3,063,878)               $(1,780,062)
                                                                             =============               ============

Net (Loss) per common share - basic and diluted (Note 1)

Loss from continuing operations                                               $     (0.28)               $         -
Loss from discontinued operations                                                   (0.26)                     (0.47)
                                                                             ------------                ------------
     Net (Loss) per common share - basic and diluted                          $     (0.54)               $     (0.47)
                                                                             ============                ============
Weighted average shares outstanding basic and diluted                            5,664,617                  3,759,478
                                                                              ============               ============

              The accompanying notes are an integral part of these
                            consolidated statements.


                                CDBEAT.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31, 1999


                                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                      $ 556,799

PROPERTY AND EQUIPMENT:
     Equipment, net of accumulated depreciation of $2,222                                              18,072

OTHER ASSETS:

     Cost of acquired software net of accumulated amortization
     of $130,318                                                                                   3,779,228
     Other assets                                                                                     38,750
     Assets of discontinued operations (Note 6)                                                    7,616,940
     Goodwill (Note 3)                                                                               583,000
                                                                                                ------------
         Total other assets                                                                       12,017,918
                                                                                                  ----------
         Total assets                                                                            $12,592,789
                                                                                                ------------
                                                                                                ------------

                                       LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                        $  291,318

    Liabilities of discontinued operations (Note 6)                                               6,229,969
                                                                                                ------------
         Total Liabilities                                                                        6,521,287
                                                                                                ------------

COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY:
    Common Stock, $.001 par value
    20,000 shares authorized, 18081,650 issued and outstanding                                       18,082
    Paid in capital                                                                              13,572,426
    Deferred compensation                                                                          (583,539)
    Accumulated deficit                                                                          (6,935,467)
                                                                                                -----------
         Total Shareholder's Equity                                                               6,071,502
                                                                                                -----------
         Total Liabilities and Shareholders Equity                                              $12,592,789
                                                                                                ===========

 The accompanying notes are an integral part of this consolidated balance sheet.


                                CDBEAT.COM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                  Members'
                                 Contributed   Class A     Class B      Warrant     Common     Paid in      Deferred   Accumulated
                                  Capital       Units       Units     Valuations    Stock      Capital    Compensation    Deficit
                                 -----------   -------     -------    ----------    ------     -------    ------------ -----------
BALANCE, December 31, 1997       $2,602,000    $        -  $        - $        -  $        -   $                       $(2,091,527)

Conversion of shareholder's
loan to capital contribution        52,898

Conversion of members'
contributed capital to Class A
Units                           (2,654,898)   2,654,898

Issuance of Class A Units for
acquisition of affiliate
entities                                        325,000

Issuance of Class A Units in
repayment of loan due to
shareholder                                     100,000

Issuance of Class B Units, net
of issuance costs                                          2,208,853

Redemption of Class A Units                   (470,220)

Discount on subordinated debt
based on imputed interest rate
of 15%                                                                   67,925

Net loss                                  -             -           -          -           -            -               (1,780,062)
                                 ----------    ----------  ---------- ----------  ----------   ----------  ----------  -----------

BALANCE, December 31, 1998       $        -    $2,609,678  (2,208,853)    67,925           -            -               (3,871,589)

Issuance of warrants in
conjunction with long-term
debt, at fair value                                                     1,851,473

Conversion of Cakewalk LLC
Capital Accounts                             (2,609,678)  (2,208,853)  (1,919,398)            16,737,929

Acquisition of CDBeat common
stock                                                                                1,955     1,097,448
Acquisition of CDBeat
accumulated deficit                                                                           (1,148,428)

Acquisition of CDBeat software                                                        8,308    3,901,238

Issuance of options for                                                                         911,093
consulting services

Recognition of deferred
compensation                                                                                   1,080,965   (1,080,965)

Amortization of deferred
compensation                                                                                                  497,246

Issuance of common stock to
Atlantis Equities/Dylan Inc.                                                           7,819      992,181               (3,063,878)

Net loss                                  -             -           -          -           -            -               (4,063,878)
                                 ----------    ----------  ---------- ----------  ----------   ----------  ----------  -----------
BALANCE, December 31, 1999       $             $           $          $           $   18,082  $13,572,426  $ (583,539)  (6,935,467)
                                 ----------    ----------  ---------- ----------  ----------   ----------  ----------  -----------

                    The accompanying notes are an integral part of this consolidated statement.



                                         Total
                                    Shareholders'
                                        Equity
                                    -------------
BALANCE, December 31, 1997            $ 510,473

Conversion of shareholder's
loan to capital contribution             52,898

Conversion of members'
contributed capital to Class A
Units

Issuance of Class A Units for
acquisition of affiliate
entities                                325,000

Issuance of Class A Units in
repayment of loan due to
shareholder                             100,000

Issuance of Class B Units, net
of issuance costs                     2,208,853

Redemption of Class A Units            (470,220)

Discount on subordinated debt
based on imputed interest rate
of 15%                                   67,925

Net loss                             (1,780,062)
                                     ----------
BALANCE, December 31, 1998            1,014,867

Issuance of warrants in
conjunction with long-term
debt, at fair value                   1,851,473

Conversion of Cakewalk LLC                  -
Capital Accounts

Acquisition of CDBeat common
stock                                 1,099,403
Acquisition of CDBeat
accumulated deficit                  (1,148,428)

Acquisition of CDBeat software        3,909,546

Issuance of options for
consulting services

Recognition of deferred
compensation                                  -

Amortization of deferred
compensation                            497,246

Issuance of common stock to
Atlantis Equities/Dylan Inc.          1,000,000

Net loss                             (3,063,878)
                                     ----------
BALANCE, December 31, 1999           $6,071,502
                                     ----------



                                CDBEAT.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                                                   1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                          $(3,063,878)   $(1,780,062)
Adjustments to reconcile net loss to net
cash  and cash equivalents used in operating activities:
Loss from discontinued operations                                      1,475,301      1,780,062
Depreciation and amortization                                            130,772
Compensation cost associated with issuance of common stock               497,426
Consulting expenses associated with issuance of common
stock                                                                    911,093
Increase in noncurrent assets                                            (38,750)
Increase in payables and other current liabilities                      (239,284)

                                                                  ---------------   -------------
        Net cash (used in continuing operations)                        (327,320)   $         -
                                                                                    =============
        Net Cash provided by discontinued operations                     194,338
                                                                         -------
        Net Cash (used in) operations                                   (132,982)
                                                                       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of furniture and equipment                                 (12,102)
     Net cash acquired through acquisition                                23,834
                                                                 ----------------
        Net cash provided by continuing operations                        11,732
        Net cash (used in) discontinued operations                        (2,888)
                                                                 ----------------
        Net cash provided by investing activities                          8,844
                                                                 ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                            1,000,000
                                                                 ----------------
     Net cash provided by continuing operations                        1,000,000
     Net cash (used in) discontinued operations                         (319,063)
                                                                 ----------------
     Net cash provided by financing activities                           680,937
                                                                 ----------------

     Net increase in cash and cash equivalents                           556,799

CASH AND CASH EQUIVALENTS, beginning of year                                   -
                                                                 ----------------

CASH AND CASH EQUIVALENTS, end of year                                  $556,799
                                                                 ================


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Fair value of equity issued                                          $(4,241,530)
Details of acquisition:
Fair value of assets acquired                                        $ 3,921,648
Liabilities assumed                                                     (239,284)
Fair value of equity issued                                           (4,241,530)
Goodwill                                                                 583,000
                                                                     -----------
Net cash acquired through acquisition                                 $   23,834
                                                                     ===========

                 The accompanying notes are an integral part of these consolidated statements


                       CDBEAT. COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION

     CDBeat.com, Inc. ("CDBeat") was incorporated on May 8, 1998 under the laws of the state of Delaware. On November 16, 1999 CDBeat ("CDBeat" or the "Company"), through its wholly-owned subsidiary,32 Records LLC, (32 Records) merged with Cakewalk LLC ("Cakewalk") in a transaction accounted for by the purchase method wherein Cakewalk LLC was deemed to be the acquiror and CDBeat the acquiree, (the "Merger") CDBeat offers businesses a unique online database marketing opportunity to reach interested consumers. The company is developing software that will have the ability to recognize content that is played in a computer, and then simultaneously to connect the user to various related Internet sites that have been pre-selected by the company's business customers. In essence, therefore, CDBeat's software functions like an efficient search engine - searching the directory of sites supplied by the company's business customers, and directing users to these sites on a targeted demographic basis. The company thus offers its business customers a unique and compelling marketing opportunity that matches buyers with sellers, while capturing and delivering a database in the process.

     CDBeat's revenue model contemplates that, in exchange for directing users to customer-determined sites, and supplying customers with data on the consumers' buying habits and interests (with full disclosure to the consumers), CDBeat will receive referral fees from its customers plus a percentage of the referred e-commerce revenue. The company has not yet generated revenues.

     32 Records is an independent record company which specializes in the catalog, or reissue, segment of the record business through the acquisition of existing, classic, timeless master recordings by established, world-class artists, that are nevertheless underperforming, underutilized or have never before been released commercially. 32 Records recompiles, repackages, remarkets and sells its music products into traditional markets such as domestic and foreign music stores as well as nontraditional markets such as price clubs, catalogs, and various non-music retail stores.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated balance sheet includes the accounts of CDBeat and 32 Records. The consolidated statements of operations, cash flows and changes in members' equity and stockholders' equity includes the results of operations of Cakewalk for the years ended December 31, 1999 and 1998 and the results of operations of CDBeat since the date of the Merger.

UNAUDITED PRO FORMA NET LOSS PER COMMON SHARE

     The Company's historical capital structure is not indicative of its prospective structure due to the conversion of the Class A Units and Class B Units (collectively, the "Cakewalk Units") of Cakewalk into common stock of the Company concurrent with the consummation of the Merger. (See Note 6)

     Pro forma basic loss per share is computed by dividing the net loss available to common stockholders for the year by the pro forma basic weighted average number of shares outstanding during the year. Pro forma diluted loss per share is computed by dividing the net loss for the year by the pro forma diluted weighted average number of shares outstanding during the year, which includes the effect of dilutive common stock equivalents.

     The unaudited pro forma basic net loss per common share data presented on the consolidated statement of operations is computed using the weighted average number of shares outstanding assuming conversion of the Cakewalk Units into common stock as of the date of issuance of the Cakewalk Units. The unaudited pro forma diluted net loss per common share is the same as the unaudited pro forma basic net loss per common share, as the effect of all common stock equivalents is antidilutive.

PRO FORMA FINANCIAL DATA

     As a result of the merger, (1) Cakewalk contributed and assigned to 32 Records substantially all of the assets and liabilities relating to the business of Cakewalk in exchange for 8,307,785 shares of the Company's Common Stock, (2) Dylan LLC exercised a warrant and paid the Company $900,000 for 7,037,183 shares of Common Stock, (3) Atlantis Equities, Inc. exercised a warrant and paid the Company $100,000 for 781,909 shares of Common Stock, (4) 3,049,424 shares of Common Stock held by management of the Company were surrendered and (5) 50,000 shares of Class C Preferred Stock were converted into 500,000 shares of Common Stock. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition and the balance of $3,909,546 was recorded as cost of acquired software and is being amortized over a five-year period on a straight-line basis. The allocation of the $3,909,546 to acquired software is preliminary and subject to the completion of a valuation analysis.

     The table below reflects unaudited pro forma income statement data for the year ended December 31, 1999 as if the merger had occurred at the beginning of the year.



Loss from continuing operations              $(3,418,844)
Loss from discontinued operations             (1,475,301)
                                              -----------
Net loss                                     $(4,894,145)
                                             ============

basic and diluted loss per share-
  from continuing operations                      $(0.19)
  from discontinued operations                     (0.08)
                                                   ------
Net loss                                          $(0.27)
                                                   ======


USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

EQUIPMENT AND ACCUMULATED DEPRECIATION

     Equipment is carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, which approximates five years.

SOFTWARE DEVELOPMENT COSTS

     Software development costs represents the estimated value of the software owned by CDBeat at the time of the business combination with 32 Records. These costs are being amortized using the straight-line method over the estimated useful life of five years.

INCOME TAXES

     Until November 16, 1999 32 Records, as a limited liability company, was taxed as a partnership for federal and state income tax purposes, and, as a result, its earnings were taxable directly to its members. Since the business combination the Company has been taxed as a corporation and recognized losses for both financial and tax reporting purposes.

LONG-LIVED ASSETS

     The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be realizable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. For the year ended December 31, 1999, there was no material impairment of the long-lived assets of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's current financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

STOCK-BASED COMPENSATION

     In October 1995, the FASB issued SFAS No.123, "Accounting for Stock-Based Compensation." This statement establishes a fair market value based method of accounting for an employee stock option but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." Companies electing to continue using the accounting under APB Opinion No. 25 must, however, make pro forma disclosure of net income and earnings per share as if the fair value based method of accounting in SFAS No. 123 had been applied. The Company has elected to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25, and to provide the necessary pro forma disclosures as if the fair value method had been applied.

NOTE 2: EQUIPMENT

Equipment as of December 31, 1999, is comprised of the following:



                                                                                         1999
                                                                                        -------
        Equipment                                                                       $20,294
        Less- Accumulated depreciation                                                    2,222
                                                                                        -------
        Equipment, net                                                                  $18,072
                                                                                        =======

For the year ended December 31, 1999, depreciation expense amounted to $454.

NOTE 3: INCOME TAXES

Until November 16, 1999, Cakewalk, a limited liability company, was taxed as a partnership for federal and state income tax purposes, and, as a result, its earnings were taxable directly to its members. Since the business combination the Company has been taxed as a corporation and recognized losses for both financial and tax reporting purposes. The significant components of the deferred tax asset as of December 31, 1999, assuming an effective income tax rate of 40%, are as follows:



Net operating loss                                $993,046
Intangibles                                        591,741
Non-cash compensation expense                      563,408




Other                                              398,125
                                               -----------
Total deferred tax asset                         2,546,320
Liabilities                                     (1,511,691)
                                               -----------
Net deferred tax asset                           1,034,629
Less valulation allowance                       (1,034,629)
                                               -----------
Total deferred income tax asset-net            $        --
                                               ===========


The Company established a valuation allowance to fully offset the deferred income tax asset as of December 31, 1999 as the realization of the asset did not meet the required asset recognition standard of SFAS No. 109 "Accounting for income Taxes."

Subsequent to the merger, the Company utilized $583,000 of deferred tax asset to offset a pre-acquisition deferred tax liability.

At December 31, 1999 the Company had a net operating loss carryforward of approximately $2,483,000 for income tax purposes. This carryforward expires through the year 2019 and may be subject to limitations due to the ownership change.

NOTE 4: STOCK OPTIONS

During 1999 the Company granted options and warrants to purchase 5,010,828 shares of Common stock which were outstanding as of December 31, 1999. These options and warrants were granted to employees, consultants and others at exercise prices ranging from $.01 to $2.50 per share; and are exercisable from December 31, 1999 to 2010. As of December 31, 1999 3,497,125 options and warrants were exercisable at a weighted average exercise price of $ .99 per share.

In 1999, the Company recorded compensation expense in the amount of $1,408,519 under the requirement of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" the Company would have reported additional losses as follows:



                                                Year Ended December 31, 1999

Loss from continuing operations          As reported                $   (1,588,577)
                                         Pro forma                      (2,696,690)

Loss from discontinued operations        As reported                    (1,475,301)
                                         Pro forma                      (1,475,301)

Net loss                                 As reported                    (3,063,878)
                                         Pro forma                      (4,171,991)

Basic and diluted loss per share:

From continuing operations               As reported                   $     (0.28)
                                         Pro forma                           (0.48)

Loss from discontinued operations        As reported                         (0.26)
                                         Pro forma                           (0.26)

Net loss                                 As reported                         (0.54)
                                         Pro forma                           (0.74)




Under SFAS No. 123, the fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 1999: (1) expected life of the option 5 years; (2) no dividend yield; (3) expected volatility 209%; (4) risk free interest rate 6%.

The following summarizes stock options activity for 1999:



                                                                   Weighted Average
                                                        SHARES      Exercise Price
-----------------------------------------------------------------------------------
Outstanding at December 31, 1998                                -
Granted during 1999                                     2,782,683            $1.38
----------------------------------------------------------------------------------
Outstanding at December 31, 1999                        2,782,683            $1.38
                                                        --------------------------
Number of shares exercisable at December 31, 1999       1,268,981            $1.22
----------------------------------------------------------------------------------
Weighted average fair value of options granted during period                 $1.90
                                                                             =====


NOTE 5: LEASE COMMITMENTS

The Company leases office space under an operating lease which expires in 2003. Rental expense under the lease was $ 9,688 in 1999. The future minimum lease payments due under the non-cancelable lease at December 31, 1999 are:



2000                     $ 63,281
2001                       75,000
2002                       75,000
2003                       68,750
                           ------
Total                    $282,031
                         ========


NOTE 6: SUBSEQUENT EVENTS

PRIVATE PLACEMENT

     As of March 31, 2000 the Company was seeking to raise a minimum of $3,000,000 and a maximum of $9,000,000 (with an over allotment option of $1,000,000) through the private placement of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share (the "Private Placement"). As soon as the Company has authorized additional shares of Common Stock, the Series D Preferred Stock will be automatically converted into shares of Common Stock at a ratio of 1 share of Series D Preferred Stock for one Share of Common Stock. The Company has engaged a Placement Agent to assist in these efforts. At the first closing on March 31, 2000, the Company received approximately $3 million (net of Placement Agent fees) and expects that additional funds will be raised on or before April 30, 2000.

CHANGE IN MANAGEMENT AND LOAN DEFAULT
In March 2000 the Label Manager and Creative Director of 32 Records resigned their positions. The resignation of the Creative Director constitutes a default under the Management Agreement among 32 Records LLC, Cakewalk BRE LLC and Entertainment Finance International, Inc. (EFI). As a result of this default, and other covenant defaults, EFI, as the holder of $5,500,000 principal amount of indebtedness issued by Cakewalk BRE, has the right to accelerate the maturity date of such indebtedness and exercise other remedies. EFI has been notified of these defaults and, as of the date hereof, has neither taken any such action nor indicated an intention to do so. At the time the loan was granted in June 1999 the lender required the establishment of a new subsidiary, Cakewalk BRE LLC, a Bankrupt Remote Entity, into which the assets and liabilities of 32 Records was transferred as security for the lender. Accordingly, the lender in the event of a declaration of default may seek to take over the business of 32 Records, but it does not have recourse to the Company's assets not included in the BRE.

     Management anticipates a probable inability to meet the obligations under the terms of the loan. Hence, 32 Records' ability to continue as a going concern is dependent on its ability to renegotiate the loan agreement and/or secure additional financing.

     On March 30, 2000, the Company decided that it will exit the record business conducted by 32 Records by March 2001 and recharacterized 32 Records as a discontinued operation for financial reporting purposes. 32 Records intends to continue its operations until it can either (i) sell the business or assets in an orderly fashion, or (ii) close or surrender the business to EFI.

     The accompanying financial statements have been restated to report separately the assets, liabilities, operating results and net cash flows of these discontinued operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.