Form 10QSB
period 2000-03-31
SPINROCKET COM INC
filed 2000-05-22
CIK 1076682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              /x/ Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended March 31, 2000

                                      -OR-

              / / Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
            for the transaction period from ___________ to _________

                Commission File Number                    333-70663


                              Spinrocket.com, Inc.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                          06-1529524
         ---------------------------------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


            29 West 57th Street, 9th Floor, New York, New York 10019
         ---------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (212) 583-0300
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
       during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/     No / /

       The number of outstanding shares of the registrant's common stock, par value $.01 as of May 18, 2000 is 21,293,006.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
Item 1.  Financial Statements (unaudited)..................................
                   Consolidated Balance Sheets ............................3
                   Consolidated Income Statements .........................4
                   Consolidated Statements of Cash Flows...................5
                   Consolidated Statement of Shareholders' Equity..........6
                   Notes To Consolidated Financial Statements .............7

Item 2.  Management's Discussion and Analysis..............................8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................9
Item 2.  Changes in Securities and Use of Proceeds..........................9
Item 3.  Defaults Upon Senior Securities....................................9
Item 4.  Submission of Matters to a Vote of Security Holders................9
Item 5.  Other Information..................................................9
Item 6.  Exhibits and Reports on Form 8-K...................................9

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

SPINROCKET.COM, INC.
Consolidated Balance Sheets

                                                                       March 31,        December 31,
                                                                         2000               1999
                                                                    -------------     --------------
ASSETS                                                               (unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                           $  3,083,824      $    556,799

EQUIPMENT:
Equipment, net of accumulated depreciation of $3,458 and $2,222           16,836            18,072

OTHER ASSETS (Note 3):
Cost of acquired software, net of accumulated amortization
    of $350,000 and $130,318                                           3,850,000         3,779,228
Other assets                                                              42,361            38,750
Assets of discontinued operations                                      7,253,314         7,616,940
Goodwill, net of accumulated amortization of $34,950 in 2000             664,050           583,000
                                                                    ------------      ------------
Total Other Assets                                                    11,809,725        12,017,918
                                                                    ------------      ------------
Total Assets                                                        $ 14,910,385      $ 12,592,789
                                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                               $    259,795      $    291,318
Liabilities of discontinued operations                                 6,198,321         6,229,969
                                                                    ------------      ------------
Total Current Liabilities                                              6,458,116         6,521,287
                                                                    ------------      ------------

SHAREHOLDERS' EQUITY (Note 4):
Preferred Stock, $.001 par value
10,000,000 shares authorized, 2,661,352 Series D issued
    and outstanding                                                        2,661                --
Common Stock, $.001 par value
20,000,000 shares authorized,  18,081,650 issued
    and outstanding                                                       18,082            18,082
Paid in capital                                                       16,941,942        13,572,426
Deferred compensation                                                   (430,536)         (583,539)
Accumulated deficit                                                   (8,079,880)       (6,935,467)
                                                                    ------------      ------------
Total Shareholders' Equity                                             8,452,269         6,071,502
                                                                    ------------      ------------
Total Liabilities and Shareholders' Equity                          $ 14,910,385      $ 12,592,789
                                                                    ============      ============

The accompanying notes are an integral part of this consolidated statement.

SPINROCKET.COM, INC.
Consolidated Income Statements (unaudited)


For the Three Months Ended March 31,                   2000             1999
------------------------------------              -------------     ------------

General and administrative expenses               $   (902,706)     $         --
                                                  ------------      ------------

Loss from continuing operations before
 income tax benefit                                   (902,706)               --

Income tax benefit                                    (116,000)               --
                                                  ------------      ------------

Loss from continuing operations                       (786,706)               --

Loss from discontinued operations,
after income taxes ($0)                               (357,707)         (353,254)
                                                  ------------      ------------
Net loss                                          $ (1,144,413)     $   (353,254)
                                                  ============      ============

 Net loss per common share- basic and diluted:

 Loss from continuing operations                  $      (.04)      $        --
 Loss from discontinued operations                       (.02)             (.09)
                                                  ------------      ------------
 Net loss per common share- basic and diluted     $      (.06)      $      (.09)
                                                  ============      ============

Weighted average shares outstanding:
basic and diluted                                   18,081,650         3,890,756


The accompanying notes are an integral part of these consolidated statements.

SPINROCKET.COM, INC.
Consolidated Statements of Cash Flows (unaudited)


For the Three Months Ended March 31,                                      2000                 1999
-------------------------------------                                 -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                              $(1,144,413)          $  (353,254)
Adjustments to reconcile net loss to net cash and cash
 equivalents used in operating activities-
Loss from discontinued operations                                         357,707               353,254
Depreciation and amortization                                             255,868
Amortization of deferred compensation                                     153,003
Consulting expenses associated with issuance of stock options              83,986
Income tax benefit                                                       (116,000)
Increase in non-current assets                                             (3,611)
Decrease in current liabilities                                           (57,252)
                                                                      -----------           -----------
Net cash used in operations                                              (470,712)                   --
                                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series D Preferred Stock                                    2,997,737
                                                                      -----------           -----------
Net cash provided by financing activities                               2,997,737                    --
                                                                      -----------           -----------

Net increase in cash and cash equivalents                               2,527,025                    --

CASH AND CASH EQUIVALENTS, January 1                                      556,799                    --
                                                                      -----------           -----------

CASH AND CASH EQUIVALENTS, March 31                                   $ 3,083,824           $        --
                                                                      ===========           ===========


NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in cost of acquired software                                 $   290,454           $        --
                                                                      ===========           ===========

  The accompanying notes are an integral part of these consolidated statements.

SPINROCKET.COM, INC.
Consolidated Statement of
Shareholders' Equity (unaudited)


                                                                                                                Total
                                        Preferred      Common      Paid in       Deferred      Accumulated   Shareholders'
Three months ended March 31, 2000         Stock        Stock       Capital     Compensation      Deficit        Equity
---------------------------------         -----        -----       -------     ------------      -------        ------

BALANCE, December 31, 1999           $         -   $    18,082   $13,572,426   $  (583,539)   $(6,935,467)   $ 6,071,502

Adjustment of cost of                                                290,454                                     290,454
acquired software (Note 3)

Issuance of 2,661,352 shares               2,661                   2,995,076                                   2,997,737
of Series D

Amortization of deferred                                                           153,003                       153,003
compensation

Issuance of options for                                               83,986                                      83,986
consulting services

Net loss                                                                                       (1,144,413)    (1,144,413)
                                     -----------------------------------------------------------------------------------

BALANCE, March 31, 2000              $     2,661   $    18,082   $16,941,942   $  (430,536)   $(8,079,880)    $8,452,269
                                     ===================================================================================

  The accompanying notes are an integral part of this consolidated statement.


                      SPINROCKET.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MARCH 31, 2000

1. As used in these financial statements, the term the "Company" refers to Spinrocket.com, Inc. (formerly known as CDBeat.com, Inc.) and its consolidated subsidiaries.

2. The December 31, 1999 consolidated balance sheet presented herein was derived from the audited December 31, 1999 consolidated financial statements of the Company. Reference should be made to the Company's consolidated financial statements for the year ended December 31, 1999 for a description of the accounting policies, which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 1999 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. The details in those notes have not changed except as a result of normal transactions in the interim. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the current period's presentation. All adjustments (of a normal recurring nature) which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

    As previously disclosed in the Company's December 31, 1999 Form 10-KSB, on March 30, 2000, the Company decided that it will exit the business conducted by 32 Records LLC ("32 Records") by March 2001 and recharacterized 32 Records as a discontinued operation for financial reporting purposes. 32 Records intends to continue its operations until it can either (i) sell the business or assets in an orderly fashion, or
    (ii) close or surrender the business to the lender.

3. As previously reported in the Company's December 31, 1999 Form 10-KSB, the Company completed a business combination in November 1999 with Cakewalk LLC in a transaction accounted for by the purchase method wherein Cakewalk LLC was deemed to be the acquiror and Spinrocket the acquiree. A portion of the purchase price had been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition and the balance of $3,909,546 was recorded as cost of acquired software. The allocation of the $3,909,546 to acquired software was preliminary and subject to the completion of an independent valuation. The results of the completed valuation, which valued the acquired software at $4.2 million, have been reported in the consolidated financial statements and the software is being amortized using the straight-line method over its estimated useful life of five years.

4. On March 31, 2000, the Company raised approximately $3 million (net of Placement Agent fees) through the private placement of 2,661,352 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share. On April 19, 2000, the Company converted the Series D Preferred Stock into shares of Common Stock at a ratio of one share of Common Stock for one share of Series D Preferred Stock and amended its charter to authorize the issuance of up to 40 million shares of Common Stock. At the second closing on April 28, 2000, the Company received approximately $.6 million (net of Placement Agent fees) and issued 550,004 shares of Common Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

On April 19, 2000, CDBeat.com, Inc. changed its name to Spinrocket.com. Inc. ("Spinrocket" or the "Company").

As previously reported in the Company's Form 10-KSB for the year ended December 31, 1999 ("Form 10-KSB"), the Company completed a business combination in November 1999 with Cakewalk LLC in a transaction accounted for by the purchase method wherein Cakewalk LLC was deemed to be the acquiror and Spinrocket the acquiree. A portion of the purchase price had been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition and the balance of $3,909,546 was recorded as cost of acquired software. The allocation of the $3,909,546 to acquired software was preliminary and subject to the completion of an independent valuation. The results of the completed valuation, which valued the acquired software at $4.2 million, have been reported in the consolidated financial statements and the software is being amortized using the straight-line method over its estimated useful life of five years.

RESULTS OF OPERATIONS

Quarter ended March 31, 2000

As previously disclosed in the Company's Form 10-KSB, the operations of 32 Records LLC have been recorded as discontinued operations in the consolidated financial statements.

The Company had no revenues from continuing operations in the first quarter of 2000.

In the first quarter of 2000 and 1999 the Company reported the following:

                                               2000              1999
                                         -------------       -----------
Loss from continuing operations          $     786,706       $         -
Loss from discontinued operations              357,707           353,254
                                         -------------       -----------
Net loss                                 $   1,144,413       $   353,254
                                         =============       ===========

Basic and diluted loss per share:
Loss from continuing operations          $         .04       $        --
Loss from discontinued operations                  .02               .09
                                         -------------       -----------
Net loss                                 $         .06       $       .09
                                         =============       ===========


The Company reported a loss from continuing operations of $786,706, which includes general and administrative expenses of approximately $903,000, offset by an income tax benefit of $116,000. General and administrative expenses include expenses of which approximately $104,000 was for software; $135,000 for professional fees; $108,000 for salary-related expenses; $255,000 for amortization of acquired software and goodwill, and $237,000 for expenses associated with issuance of stock options.

LIQUIDITY AND CAPITAL RESOURCES

PRIVATE PLACEMENT

On March 31, 2000, the Company raised approximately $3 million (net of Placement Agent fees) through the private placement of 2,661,352 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share. On April 19, 2000, the Company converted the Series D Preferred Stock into shares of Common Stock at a ratio of one share of Common Stock for one share of Series D Preferred Stock and amended its charter to authorize the issuance of up to 40 million shares of Common Stock. At the second closing on April 28, 2000, the Company received approximately $.6 million (net of Placement Agent fees) and issued 550,004 shares of Common Stock.

LOAN DEFAULT

As previously disclosed in the Company's Form 10-KSB, 32 Records LLC ("32 Records") was, and continues to be, in default under the Management Agreement among 32 Records LLC, Cakewalk BRE LLC (the "BRE") and Entertainment Finance International, Inc. ("EFI"). As a result of these defaults EFI, as the holder of $5,500,000 principal amount of indebtedness issued by the BRE, has the right to accelerate the maturity date of such indebtedness and exercise other remedies. EFI was previously notified of these defaults and, as of the date hereof, has neither taken any such action nor indicated an intention to do so. At the time the loan was granted in June 1999, the lender required the establishment of a new subsidiary, the BRE, into which the assets and liabilities of 32 Records were transferred as security for the lender. Accordingly, the lender in the event of a declaration of default may seek to take over the business of 32 Records, but it does not have recourse to the Company's assets not included in the BRE.

Management anticipates a probable inability to meet the obligations under the terms of the loan. Hence, 32 Records' ability to continue as a going concern is dependent on its ability to renegotiate the loan agreement and/or secure additional financing.

On March 30, 2000, the Company decided that it will exit the business conducted by 32 Records by March 2001 and recharacterized 32 Records as a discontinued operation for financial reporting purposes. 32 Records intends to continue its operations until it can either (i) sell the business or assets in an orderly fashion, or (ii) close or surrender the business to EFI.



                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

               Not applicable

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT

On March 31, 2000 the Company raised approximately $3 million (net of Placement Agent fees) through the private placement of 2,661,352 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share (the "Private Placement"). The Company engaged Matrix U.S.A., LLC as Placement Agent to assist in the Private Placement. On April 19, 2000, the Company converted the Series D Preferred Stock into shares of Common Stock at a ratio of one share of Common Stock for one share of Series D Preferred Stock and amended its charter to authorize the issuance of up to 40 million shares of Common Stock. The private placement was made to "accredited investors" as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended. At the second closing on April 28, 2000, the Company received approximately $.6 million (net of Placement Agent fees) and issued 550,004 shares of Common Stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        As previously disclosed in the Company's Form 10-KSB for the year ending December 31, 1999, 32 Records LLC ("32 Records"), a wholly owned subsidiary of the Company was, and continues to be, in default under the Management Agreement among 32 Records, Cakewalk BRE LLC (the "BRE"), a wholly owned subsidiary of 32 Records and Entertainment Finance International, Inc. ("EFI"). As a result of these defaults EFI, as the holder of $5,500,000 principal amount of indebtedness issued by the BRE, has the right to accelerate the maturity date of such indebtedness and exercise other remedies. EFI was previously notified of these defaults and, as of the date hereof, has neither taken any such action nor indicated an intention to do so. At the time the loan was granted in June 1999, the lender required the establishment of a new subsidiary, the BRE, into which the assets and liabilities of 32 Records were transferred as security for the lender. Accordingly, the lender in the event of a declaration of default may seek to take over the business of 32 Records, but it does not have recourse to the Company's assets not included in the BRE.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

ITEM 5 - OTHER INFORMATION

               Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a)  The following exhibit is filed herewith:

                        Exhibit 27.1 Financial Data Schedule


               (b)  Not applicable

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SPINROCKET.COM, INC.

Dated:  May 22, 2000     By: /s/ Robert Miller
                             -----------------
                             Robert Miller
                             President and Chief Executive Officer
                             (Principal Executive Officer)


                             /s/ Alan L. Schaffer
                             --------------------
                             Alan L. Schaffer
                             Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)