Form 10QSB
period 2000-06-30
SPINROCKET COM INC
filed 2000-08-21
CIK 1076682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              /x/ Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended June 30, 2000

                                      -OR-

              / / Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
            for the transaction period from ___________ to _________

             Commission File Number                    333-70663


                              Spinrocket.com, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      06-1529524
--------------------------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


            29 West 57th Street, 9th Floor, New York, New York 10019
--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (212) 583-0300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/    No / /

       The number of outstanding shares of the registrant's common stock, par value $.001 as of July 31, 2000 is 21,512,624

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                            PAGE

Item 1.  Financial Statements (unaudited)....................................................
                   Consolidated Balance Sheets .............................................3
                   Consolidated Income Statements...........................................4
                   Consolidated Statements of Cash Flows....................................6
                   Consolidated Statement of Shareholders' Equity...........................7
                   Notes To Consolidated Financial Statements ..............................8

Item 2.  Management's Discussion and Analysis..............................................10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................12
Item 2.  Changes in Securities and Use of Proceeds.........................................12
Item 3.  Defaults Upon Senior Securities...................................................12
Item 4.  Submission of Matters to a Vote of Security Holders...............................12
Item 5.  Other Information   ..............................................................13
Item 6.  Exhibits and Reports on Form 8-K..................................................13

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTSPINROCKET.COM, INC.CONSOLIDATED BALANCE SHEETS

                                                                       June 30,        December 31,
                                                                         2000              1999
                                                                    -------------     -------------
                                                                     (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $  2,948,994      $    556,799
Account receivable                                                        65,175             --
Other account receivable                                                  75,000             --
Prepaid expense                                                           44,480            23,511
                                                                    ------------      ------------
Total Current Assets                                                   3,133,649           580,310

EQUIPMENT:
Equipment, net of accumulated depreciation of $1,110 and $2,222            5,541            18,072

OTHER ASSETS:
Cost of acquired software, net of accumulated amortization
    of $560,000 and $130,318 (Note 4)                                  3,640,000         3,779,228
Other assets                                                              18,850            15,239
Assets of discontinued operations (Note 2)                                 --             7,616,940
Goodwill, net of accumulated amortization of $69,900 in 2000             629,100           583,000
                                                                    ------------      ------------
Total Other Assets                                                     4,287,950        11,994,407
                                                                    ------------      ------------
Total Assets                                                        $  7,427,140      $ 12,592,789
                                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                               $    165,561      $    291,318
Liabilities of discontinued operations (Note 2)                            --            6,229,969
                                                                    ------------      ------------
Total Current Liabilities                                                165,561         6,521,287
                                                                    ------------      ------------

SHAREHOLDERS' EQUITY (Note 5):
Preferred Stock, $.001 par value
10,000,000 shares authorized,  Series D                                    --                --
Common Stock, $.001 per value
40,000,000 shares authorized, 21,512,624 and 18,081,650 issued
    and outstanding                                                       21,513            18,082
Paid in capital                                                       18,465,721        13,572,426
Deferred compensation                                                   (829,789)         (583,539)
Accumulated deficit                                                  (10,395,866)       (6,935,467)
                                                                    ------------      ------------
Total Shareholders' Equity                                             7,261,579         6,071,502
                                                                    ------------      ------------
Total Liabilities and Shareholders' Equity                          $  7,427,140      $ 12,592,789
                                                                    ============      ============

The accompanying notes are an integral part of these consolidated statements.

SPINROCKET.COM, INC.
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)



For the Six Months Ended June 30,                     2000              1999
---------------------------------                 ------------      ------------
                                                                      (Note 2)
Revenue:
Consulting fees                                   $     60,000     $      --

General and administrative expenses                  2,256,121            --
                                                  ------------      ------------
Operating loss                                      (2,196,121)           --

Interest income                                         32,422            --
                                                  ------------      ------------

Loss from continuing operations before income
  tax benefit                                       (2,163,699)           --
Income tax benefit                                     116,000            --
                                                  ------------      ------------
Loss from continuing operations                     (2,047,699)           --
Loss from discontinued operations,
  after income taxes ($0) (Note 2)                  (1,412,700)         (127,220)
                                                  ------------      ------------
Net loss                                          $ (3,460,399)     $   (127,220)
                                                  ============      ============

Net loss per common share-basic and diluted:
Loss from continuing operations                   $       (.11)     $     --
Loss from discontinued operations                 $       (.07)             (.03)
                                                  ------------      ------------
Net loss per common share-basic and diluted       $       (.18)     $       (.03)
                                                  ============      ============

Weighted average shares outstanding:
basic and diluted                                   19,640,441         3,890,756


The accompanying notes are an integral part of these consolidated statements.

SPINROCKET.COM, INC.
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


For the Three Months Ended June 30,                    2000              1999
-----------------------------------                ------------      ------------
                                                                       (Note 2)
Revenue:
Consulting fees                                    $     60,000      $    --

General and administrative expenses                   1,353,415           --
                                                   ------------      ------------

Operating loss                                       (1,293,415)          --

Interest income                                          32,422           --
                                                   ------------      ------------

Loss from continuing operations before income
 tax benefit                                         (1,260,993)          --
Income tax benefit                                           --           --
                                                   ------------      ------------
Loss from continuing operations                      (1,260,993)          --
Loss from discontinued operations,
  after income taxes ($0) (Note 2)                   (1,054,993)          226,034
                                                   ------------      ------------
Net loss                                           $ (2,315,986)     $    226,034
                                                   ============      ============

Net loss per common share- basic and diluted:
Loss from continuing operations                    $       (.06)     $     --
Loss from discontinued operations                          (.05)              .06
                                                   ------------      ------------
Net loss per common share- basic and diluted       $       (.11)     $        .06
                                                   ============      ============

Weighted average shares outstanding:
basic and diluted                                    21,215,585         3,890,756


The accompanying notes are an integral part of these consolidated statements.

SPINROCKET.COM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


For the Six Months Ended June 30,                            2000             1999
---------------------------------                        -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(3,460,399)     $  (127,220)
                                                         -----------      -----------
Adjustments to reconcile net income to net
  cash provided by operating activities-
Depreciation                                                   1,791
Amortization                                                 499,582
Loss on disposal of equipment                                 10,740
Non-cash compensation expense                                722,236
Income tax benefit                                          (116,000)
Loss from discontinued operations                          1,412,700          127,220
(Increase) in receivables                                   (140,175)
(Increase) in prepaid and other assets                       (20,969)
(Increase) in non-current assets                              (3,611)
(Decrease) in payables and other current liabilities        (164,850)
                                                         -----------      -----------
   Total adjustments to net income                         2,201,444          127,220
                                                         -----------      -----------
Net cash (used) by operating activities                   (1,258,955)          --
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of equipment                                         13,643
(Increase) in non-current assets                              (3,611)
                                                         -----------      -----------
Net cash provided by investing activities                     10,032           --
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from Private Placement
(net of issuance costs)                                    3,641,118           --
                                                         -----------      -----------

Net increase in cash and cash equivalents                  2,392,195           --

CASH AND CASH EQUIVALENTS, January 1,                        556,799           --
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, JUNE 30,                      $ 2,948,994      $    --
                                                         ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Preferred to Common Stock                  $ 2,997,737
                                                         ===========
Fair value of warrants to purchase Common Stock
  issued in conjunction with Private Placement           $ 9,475,300
                                                         ===========
Fair value of warrants issued to Placement Agent         $ 1,112,876
                                                         ===========
Increase in cost of acquired software                    $   290,454
                                                         ===========

The accompanying notes are an integral part of these consolidated statements.

SPINROCKET.COM, INC.
CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                                          Total
                                            Preferred      Common        Paid in         Deferred       Accumulated    Shareholders'
Six months ended June 30, 2000                Stock        Stock         Capital       Compensation      Deficit          Equity
------------------------------             ----------  ------------    ------------    -------------   -------------   -------------

BALANCE, December 31, 1999                 $   --    $       18,082    $ 13,572,426    $   (583,539)   $ (6,935,467)   $  6,071,502

Adjustment of cost of acquired
  software (Note 4)                                                         290,454                                         290,454

Issuance of 121,494 shares with
  respect to 1999 business combination
  of Spinrocket and Cakewalk LLC as
  an adjustment to purchase price                               122            (122)                                           --

Placement fee paid with respect to
  1999 business combination
  of Spinrocket and Cakewalk LLC                                            (90,000)                                        (90,000)

Issuance of 2,661,352 shares of
  Series D Preferred Stock in
  Private Placement (Note 5)                  2,661                       2,995,076                                       2,997,737

Issuance of 648,128 shares of
  Common Stock in Private
  Placement (Note 5)                                            648         729,400                                         730,048

Conversion of shares of preferred
  stock to common stock                      (2,661)          2,661                                                            --

Issuance of options for consulting
  services                                                                  388,237                                         388,237

Issuance of stock options to an officer                                     580,250        (580,250)                           --

Amortization of deferred compensation                                                       334,000                         334,000


Net loss                                                                                                 (3,460,399)     (3,460,399)
                                           ----------------------------------------------------------------------------------------

BALANCE, June 30, 2000                     $     --    $     21,513    $ 18,465,721    $   (829,789)   $(10,395,866)   $  7,261,579
                                           ========================================================================================

The accompanying notes are an integral part of this consolidated statement.

                      SPINROCKET.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

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

    As previously disclosed in the Company's December 31, 1999 Form 10-KSB, on March 30, 2000, the Company decided that it will exit the business conducted by 32 Records by March 2001 and recharacterized 32 Records as a discontinued operation for financial reporting purposes. Since March 30, 32 Records has been operating the business and has sought to sell the business or assets. Unless the Company can facilitate a sale in the near future, which it is attempting to do, it anticipates that the business will be surrendered, either through the transfer of assets or equity ownership, to the lender. Consequently, the Company has written-off the business of 32 Records in its consolidated financial statements as of June 30, 2000.

3. The Company's Board of Directors has approved a proposal to amend the Company's Certificate of Incorporation, such that the corporate name of the Company will change from "Spinrocket.com, Inc." to "ConnectivCorp." The Company has determined to change its corporate name because this new name better describes the Company's current strategic direction. The Company's business model is to facilitate the online connection between targeted, profiled consumers, on the one hand, and marketers desiring to reach those consumers, on the other hand. As its initial focus, the Company has determined to form a new wholly-owned subsidiary, ConnectivHealth, in order to facilitate its connectivity model in the healthcare field. The corporate name change will become effective upon the filing of the Amended Certificate with the Delaware Secretary of State, which the Company anticipates will be on or about September 7, 2000.

4. As previously reported in the Company's December 31, 1999 Form 10-KSB, the Company completed a business combination in November 1999 with Cakewalk LLC in a transaction accounted for by the purchase method wherein Cakewalk LLC was deemed to be the acquiror and Spinrocket the acquiree. A portion of the purchase price had been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition and the balance of $3,909,546 was recorded as cost of acquired software. The allocation of the $3,909,546 to acquired software was preliminary and subject to the completion of an independent valuation. The results of the completed valuation, which valued the acquired software at $4.2 million, have been reported in the consolidated financial statements and the software is being amortized using the straight-line method over its estimated useful life of five years.

5. On March 31, 2000, the Company raised approximately $3 million (net of Placement Agent fees) through the private placement of 2,661,352 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share. On April 19, 2000, the Company converted the Series D Preferred Stock into shares of Common Stock at a ratio of one share of Common Stock for one share of Series D Preferred

    Stock and amended its charter to authorize the issuance of up to 40 million shares of Common Stock. At the second closing on April 28, 2000, the Company received approximately $.8 million (net of Placement Agent fees) and issued 648,128 shares of Common Stock. The Company also issued one warrant to purchase one share of Common Stock for each share of Preferred or Common Stock issued in the Private Placement. The warrants have an exercise price of $5 per share and are exercisable at any time until April 19, 2002. The warrants were assigned a fair value of $9,475,300, using the Black Scholes pricing model. The Company also granted to the Placement Agent warrants to purchase 321,135 shares of the Company's Common Stock. The warrants have an exercise price of $1.28 per share and are exercisable at any time until April 28, 2005. The warrants were assigned a fair value of $1,112,876, using the Black Scholes pricing model.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

On April 19, 2000, CDBeat.com, Inc. changed its name to Spinrocket.com. Inc. ("Spinrocket" or the "Company") because at that time it believed the new name better reflected the expanded scope and applicability of its software. However, as a result of management's ongoing review and evolution of its business, the Company has determined to change its corporate name to "ConnectivCorp." because this new name better describes the Company's current strategic direction. The Company's business model is to facilitate the online connection between targeted, profiled consumers, on the one hand, and marketers desiring to reach those consumers, on the other hand. As its initial focus, the Company has determined to form a new, wholly-owned subsidiary, ConnectivHealth, in order to facilitate its connectivity model in the healthcare field. The corporate name change will become effective upon the filing of the Company's amended Certificate of Incorporation with the Delaware Secretary of State, which the Company anticipates will be on or about September 7, 2000.

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

As previously disclosed in the Company's December 31, 1999 Form 10-KSB, on March 30, 2000, the Company decided that it will exit the business conducted by 32 Records by March 2001 and recharacterized 32 Records as a discontinued operation for financial reporting purposes. Since March 30, 32 Records has been operating the business and has sought to sell the business or assets. Unless the Company can facilitate a sale in the near future, which it is attempting to do, it anticipates that the business will be surrendered, either through the transfer of assets or equity ownership, to the lender. Consequently, the Company has written-off the business of 32 Records in its consolidated financial statements as of June 30, 2000.


RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 as compared with six months ended June 30,
1999.


In the first six months the Company reported the following:


                                            2000         1999
                                       -----------    ----------

Loss from continuing operations        $(2,047,699)    $      --
Loss from discontinued operations       (1,412,700)     (127,220)
                                        ----------    ----------

Net loss                               $(3,460,399)   $ (127,220)
                                       ===========    ==========



Basic and diluted loss per share:
Loss from continuing operations         $     (.11)      $    --
Loss from discontinued operations             (.07)         (.03)
                                        ----------       -------
Net loss per common share-basic
   and diluted                          $     (.18)      $  (.03)
                                        ==========      ========


The Company reported a loss from continuing operations of approximately $2 million. The Company's income of $92,000 consisted of $60,000 of consulting fee revenue and $32,000 of interest earned on its funds. General and administrative expenses of approximately $2.3 million include expenses of which $316,000 was for salary-related expenses; $285,000 for consulting fees; $245,000 for professional fees; $500,000 for amortization of acquired software and goodwill, and $722,000 for expenses associated with issuance of stock options.

Quarter ended June 30, 2000, as compared with quarter ended June 30, 1999


In the second quarter the Company reported the following:


                                                2000           1999
                                            -----------       -------

(Loss) from continuing operations           $(1,260,993)      $  --
Income (loss) from discontinued operations   (1,054,993)       226,034
                                            ----------        --------

Net income (loss)                           $(2,315,986)      $226,034
                                            ===========       ========




Basic and diluted loss per share:
(Loss) from continuing operations           $     (.06)       $  --
Income (Loss) from discontinued operations        (.05)            .06
                                            ----------        --------
Net Income (loss) per common share,
  basic and diluted                         $     (.11)       $    .06
                                            ==========        ========


The Company reported a loss from continuing operations of approximately $1.3 million. The Company's income of $92,000 consisted of $60,000 of consulting fee revenue and $32,000 of interest earned on its funds. General and administrative expenses of approximately $1.4 million include expenses of which $207,000 was for salary-related expenses; $147,000 for professional fees; $194,000 for consulting fees; $245,000 for amortization of acquired software and goodwill, and $485,000 for expenses associated with issuance of stock options.

LIQUIDITY AND CAPITAL RESOURCES

PRIVATE PLACEMENT

On March 31, 2000, the Company raised approximately $3 million (net of Placement Agent fees) through the private placement of 2,661,352 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share. The Company also issued one warrant for each share issued. The warrants are exercisable at a price of $5 and expire on April 19, 2002. On April 19, 2000, the Company converted the Series D Preferred Stock into shares of Common Stock at a ratio of one share of Common Stock for one share of Series D Preferred Stock an amended its charter to authorize the issuance of up to 40 million shares of common stock. At the second closing on April 28, 2000, the Company received approximately $.8 million (net of Placement Agent fees) and issued 648,128 shares of Common Stock.


The Company also issued one warrant to purchase one share of Common Stock for each share of Preferred or Common Stock issued in the Private Placement. The warrants have an exercise price of $5 per share and are exercisable at any time until April 19, 2002. The Company also granted to the Placement Agent warrants to purchase 321,135 shares of the Company's Common Stock. The warrants have an exercise price of $1.28 per share and are exercisable at any time until April 28, 2005.

LOAN DEFAULT

As previously disclosed in the Company's Form 10-KSB, 32 Records LLC ("32 Records") was, and continues to be, in default under the Management Agreement among 32 Records, Cakewalk BRE LLC (the "BRE") and Entertainment Finance International, Inc. ("EFI"). As a result of these defaults EFI, as the holder of $5,500,000 principal amount of indebtedness issued by the BRE, has the right to accelerate the maturity date of such indebtedness and exercise other remedies. EFI was previously notified of these defaults and, as of the date hereof, has neither taken any such action nor indicated an intention to do so. At the time the loan was granted in June 1999, the lender required the establishment of a new subsidiary, the BRE, into which the assets and liabilities of 32 Records were transferred as security for the lender. Accordingly, the lender in the event of a declaration of default may seek to take over the business of 32 Records, but it does not have recourse to the Company's assets not included in the BRE.

Management anticipates a probable inability to meet the obligations under the terms of the loan. Hence, 32 Records' ability to continue as a going concern is dependent on its ability to renegotiate the loan agreement and/or secure additional financing.

On March 30, 2000, the Company decided that it will exit the business conducted by 32 Records by March 2001 and recharacterized 32 Records as a discontinued operation for financial reporting purposes. Since March 30, 32 Records has been operating the business and has sought to sell the business or assets. Unless the Company can facilitate a sale in the near future, which it is attempting to do, it anticipates that the business will be surrendered, either through the transfer of assets or equity ownership, to the lender.



                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            Not applicable

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      PRIVATE PLACEMENT

      On March 31, 2000 the Company raised approximately $3 million (net of Placement Agent fees) through the private placement of 2,661,352 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share (the "Private Placement"). The Company engaged Matrix U.S.A., LLC as Placement Agent to assist in the Private Placement. On April 19, 2000, the Company converted the Series D Preferred Stock into shares of Common Stock at a ratio of one share of Common Stock for one share of Series D Preferred Stock and amended its charter to authorize the issuance of up to 40 million shares of Common Stock. The private placement was made to "accredited investors" as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended. At the second closing on April 28, 2000, the Company received approximately $.8 million (net of Placement Agent fees) and issued 648,128 shares of Common Stock.


The Company also issued one warrant to purchase one share of Common Stock for each share of Preferred or Common Stock issued in the Private Placement. The warrants have an exercise price of $5 per share and are exercisable at any time until April 19, 2002. The Company also granted to the Placement Agent warrants to purchase 321,135 shares of the Company's Common Stock. The warrants have an exercise price of $1.28 per share and are exercisable at any time until April 28, 2005.

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


                                     SPINROCKET.COM, INC.

Dated:  August 21, 2000        By:   /s/ Robert Miller
                                     -----------------
                                     Robert Miller
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                     /s/ Alan L. Schaffer
                                     --------------------
                                     Alan L. Schaffer
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)