Form 10QSB
period 2000-09-30
SPINROCKET COM INC
filed 2000-11-14
CIK 1076682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                        Securities Exchange Act of 1934
                  for Quarterly Period Ended September 30, 2000

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
            for the transaction period from ___________ to _________

                        Commission File Number 333-70663


             ConnectivCorp (formerly known as Spinrocket.com, Inc.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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

                                 Yes [X] No [ ]

       The number of outstanding shares of the registrant's common stock, par value $.001 as of October 31, 2000 is 21,512,624

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

Item 1.  Financial Statements (unaudited)..................................... 3
           Consolidated Balance Sheets ....................................... 3
           Consolidated Income Statements..................................... 4
           Consolidated Statements of Cash Flows.............................. 6
           Consolidated Statement of Shareholders' Equity..................... 7
           Notes To Consolidated Financial Statements ........................ 8

Item 2.  Management's Discussion and Analysis................................. 9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................11
Item 2.  Changes in Securities and Use of Proceeds............................11
Item 3.  Defaults Upon Senior Securities......................................11
Item 4.  Submission of Matters to a Vote of Security Holders..................11
Item 5.  Other Information....................................................12
Item 6.  Exhibits and Reports on Form 8-K.....................................12

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

CONNECTIVCORP
CONSOLIDATED BALANCE SHEETS

                                                                  September 30,   December 31,
                                                                      2000            1999
                                                                  ------------    ------------
ASSETS                                                             (unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                         $  2,494,175    $    556,799

Prepaid expense                                                         43,603          23,511
                                                                  ------------    ------------
Total Current Assets                                                 2,537,778         580,310
                                                                  ------------    ------------

EQUIPMENT:
Equipment, net of accumulated depreciation of $1,946 and $2,222          9,760          18,072
                                                                  ------------    ------------

OTHER ASSETS (Note 4):
Cost of acquired software, net of accumulated amortization
    of $770,000 and $130,318                                         3,430,000       3,779,228
Other assets                                                            18,850          15,239
Assets of discontinued operations (Note 2)                                --         7,616,940
Goodwill, net of accumulated amortization of $104,850 in 2000          594,150         583,000
                                                                  ------------    ------------
Total Other Assets                                                   4,043,000      11,994,407
                                                                  ------------    ------------
Total Assets                                                      $  6,590,538    $ 12,592,789
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                             $    231,272    $    291,318
Liabilities of discontinued operations  (Note 2)                          --         6,229,969
                                                                  ------------    ------------
Total Current Liabilities                                              231,272       6,521,287
                                                                  ------------    ------------

SHAREHOLDERS' EQUITY (Note 5):
Preferred Stock, $.001 par value
10,000,000 shares authorized,  Series D                                   --              --
Common Stock, $.001 par value
40,000,000 shares authorized, 21,512,624 and 18,081,650
  issued and outstanding                                                21,513          18,082
Paid in capital                                                     18,830,908      13,572,426
Deferred compensation                                                 (729,975)       (583,539)

Accumulated deficit                                                (11,763,180)     (6,935,467)
                                                                  ------------    ------------
Total Shareholders' Equity                                           6,359,266       6,071,502
                                                                  ------------    ------------
Total Liabilities and Shareholders' Equity                        $  6,590,538    $ 12,592,789
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated statements.

CONNECTIVCORP
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

For the Nine Months Ended September 30,
                                                       2000            1999
                                                   ------------    ------------
Revenue:                                                             (Note 2)
Consulting fees                                    $     80,000    $       --

General and administrative expenses                   3,683,212            --
                                                   ------------    ------------

Operating loss                                       (3,603,212)           --

Interest income                                          72,199            --
                                                   ------------    ------------

Loss from continuing operations before income
 tax benefit                                         (3,531,013)           --
Income tax benefit                                      116,000            --
                                                   ------------    ------------
Loss from continuing operations                      (3,415,013)           --
Loss from discontinued operations,
after income taxes ($0) (Note 2)                     (1,412,700)       (553,261)
                                                   ------------    ------------
Net loss                                           $ (4,827,713)   $   (553,261)
                                                   ============    ============

 Net loss per common share- basic and diluted:
 Loss from continuing operations                   $      (0.17)   $       --
 Loss from discontinued operations                        (0.07)          (0.14)
                                                   ------------    ------------
 Net loss per common share- basic and diluted      $      (0.24)   $      (0.14)
                                                   ============    ============

Weighted average shares outstanding:
basic and diluted                                    20,274,098       3,890,756

The accompanying notes are an integral part of these consolidated statements.

CONNECTIVCORP
CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

For the Three Months Ended September 30,                     2000            1999
                                                         ------------    ------------
                                                                           (Note 2)
Revenue:
Consulting fees                                          $     20,000    $       --

General and administrative expenses                         1,427,090            --
                                                         ------------    ------------

Operating loss                                             (1,407,090)           --

Interest income                                                39,776            --
                                                         ------------    ------------

Loss from continuing operations before income
 tax benefit                                               (1,367,314)           --

Income tax benefit                                               --              --
                                                         ------------    ------------
Loss from continuing operations                            (1,367,314)           --
Loss from discontinued operations,
after income taxes ($0) (Note 2)                                 --          (426,041)
                                                         ------------    ------------
Net loss                                                 $ (1,367,314)   $   (426,041)
                                                         ============    ============

 Net loss per common share- basic and diluted:
 Loss from continuing operations                         $      (0.06)   $       --

 Loss from discontinued operations                               --             (0.11)
                                                         ------------    ------------
 Net loss per common share- basic and diluted            $      (0.06)   $      (0.11)
                                                         ============    ============

Weighted average shares outstanding:
basic and diluted                                          21,512,624       3,890,756

The accompanying notes are an integral part of these consolidated statements.

CONNECTIVCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,                            2000           1999
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(4,827,713)   $  (553,261)
                                                               -----------    -----------
Adjustments to reconcile net loss
 to net cash provided (used) by operating activities-
Depreciation                                                   $     2,627
Amortization                                                       744,532
Loss on disposal of equipment                                       10,740
Non-cash compensation expense                                    1,187,237
Income tax benefit                                                (116,000)
Loss from discontinued operations                                1,412,700        553,261
Increase in prepaid and other assets                               (20,092)
Increase in non-current assets                                      (3,611)
Decrease in payables and other current liabilities                 (85,775)
                                                               -----------    -----------
   Total adjustments to net loss                                 3,132,358        553,261
                                                               -----------    -----------
Net cash (used) by operating activities                         (1,695,355)          --
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment, net of disposals                         (5,054)          --
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from Private Placement (net of issuance costs)     3,637,785           --
                                                               -----------    -----------

Net increase in cash and cash equivalents                        1,937,376           --

CASH AND CASH EQUIVALENTS, January 1,                              556,799           --
                                                               -----------    -----------


CASH AND CASH EQUIVALENTS, SEPTEMBER 30,                       $ 2,494,175    $      --
                                                               ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Preferred to Common Stock                        $ 2,997,737
                                                               ===========
Fair value of warrants to purchase Common Stock issued in
conjunction with Private Placement                             $ 9,764,458
                                                               ===========
Fair value of warrants issued to Placement Agent               $ 1,146,880
                                                               ===========
Increase in cost of acquired software                          $   290,454
                                                               ===========

The accompanying notes are an integral part of these consolidated statements.

CONNECTIVCORP
Consolidated Statement of
Shareholders' Equity (unaudited)

                                                                                                                           Total
                                        Preferred       Common        Paid in         Deferred        Accumulated      Shareholders'
Nine Months Ended September 30, 2000      Stock          Stock        Capital       Compensation        Deficit            Equity
------------------------------------      -----          -----        -------       ------------        -------            ------
BALANCE, December 31, 1999               $     -       $  18,082    $13,572,426      $ (583,539)     $ (6,935,467)      $ 6,071,502

Adjustment of cost of acquired
software (Note 4)                                                       290,454                                             290,454

Issuance of 121,494 shares with
respect to business combination of
ConnectivCorp and Cakewalk LLC                               122           (122)                                                  -

Placement fee paid with respect to
1999 business combination of
ConnectivCorp and Cakewalk LLC                                          (90,000)                                            (90,000)

Issuance of 2,661,352 shares of
Series D                                   2,661                      2,995,076                                           2,997,737

Issuance of 648,128 shares of Common
Stock in Private Placement (Note 5)                          648        729,400                                             730,048

Conversion of shares of preferred
stock to common stock                     (2,661)          2,661                                                                  -

Issuance of options for consulting
services                                                                753,424        (753,424)                                  -

Issuance of stock options to an
officer                                                                 580,250        (580,250)                                  -

Amortization of deferred compensation
                                                                                      1,187,238                           1,187,238

Net loss                                                                                               (4,827,713)       (4,827,713)
                                       ---------------------------------------------------------------------------------------------

BALANCE, September 30, 2000              $     -       $  21,513    $18,830,908      $ (729,975)     $(11,763,180)      $ 6,359,266
                                       =============================================================================================

   The accompanying notes are an integral part of this consolidated statement.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

1. As used in these financial statements, the term the "Company" refers to ConnectivCorp (formerly known as Spinrocket.com, Inc.) and its consolidated subsidiaries.

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

         As previously disclosed in the Company's December 31, 1999 Form 10-KSB, on March 30, 2000, the Company decided that it will exit the business conducted by 32 Records LLC ("32 Records") by March 2001 and recharacterized
32 Records as a discontinued operation for financial reporting purposes.
Since March 30, 32 Records has been operating the business and has sought to sell the business or assets. Unless the Company can facilitate a sale in the near future, which it is attempting to do, it anticipates that the business will be surrendered, either through the transfer of assets or equity ownership, to the lender. Consequently, the Company wrote off the business of 32 Records in its consolidated financial statements as of June 30, 2000.

3. The Company's Board of Directors and a majority of the Company's shareholders, upon written consent, approved a proposal to amend the Company's Certificate of Incorporation, such that the corporate name of the Company was changed from "Spinrocket.com, Inc." to "ConnectivCorp." The Company changed its corporate name because this new name better describes the Company's current strategic direction. The Company's business model is to facilitate the online connection between targeted, profiled consumers and marketers desiring to reach those consumers. As its initial focus, the Company formed a new wholly-owned subsidiary, ConnectivHealth, in order to facilitate its connectivity model in the healthcare field. The corporate name change became effective upon the filing of the Amended Certificate of Incorporation with the Delaware Secretary of State, on September 11, 2000.

4. As previously reported in the Company's December 31, 1999 Form 10-KSB, the Company completed a business combination in November 1999 with Cakewalk LLC in a transaction accounted for as a reverse merger using the purchase method wherein Cakewalk LLC was deemed to be the accounting acquiror and the Company the accounting acquiree. A portion of the purchase price had been allocated to assets accounting acquired and liabilities assumed based on the estimated fair market value at the date of acquisition and the balance of $3,909,546 was recorded as cost of acquired software. The allocation of the $3,909,546 to acquired software was preliminary and subject to the completion of an independent valuation. The results of the completed valuation, which valued the acquired software at $4.2 million, have been reported in the consolidated financial statements and the software is being amortized using the straight-line method over its estimated useful life of five years.

5. On March 31, 2000, the Company raised approximately $3 million (net of Placement Agent fees) through the private placement of 2,661,352 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share. On April 19, 2000, the Company converted the Series D Preferred Stock into shares of Common Stock at a ratio of one share of Common Stock for one share of Series D Preferred Stock and amended its charter to authorize the issuance of up to 40 million shares of Common Stock. At the second closing on April 28, 2000, the Company received approximately $.7 million (net of Placement Agent fees) and issued 648,128 shares of Common Stock. The Company also issued one warrant to purchase one share of Common Stock for each share of Preferred or Common Stock issued in the Private Placement. The warrants have an exercise price of $5 per share and are exercisable at any time until April 19, 2002. The warrants were assigned a fair value of $9.8 million, using the Black Scholes pricing model. The Company also granted to the Placement Agent warrants to purchase 330,948 shares of the Company's Common Stock. The warrants have an exercise price of $1.28 per share and are exercisable at any time until April 28, 2005. The warrants were assigned a fair value of $1.1 million, using the Black Scholes pricing model.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

On September 11, 2000, Spinrocket.com, Inc. ("Spinrocket" or the "Company") changed its name to ConnectivCorp because this new name better describes the Company's current strategic direction. The Company's business model is to facilitate the online connection between targeted, profiled consumers and marketers desiring to reach those consumers. As its initial focus, the Company formed a new wholly-owned subsidiary, ConnectivHealth, in order to facilitate its connectivity model in the healthcare field.


As previously reported in the Company's Form 10-KSB for the year ended December 31, 1999 ("Form 10-KSB"), the Company completed a business combination in November 1999 with Cakewalk LLC, in a transaction accounted for as a reverse merger using the purchase method wherein Cakewalk LLC was deemed to be the accounting acquiror and the Company the accounting acquiree. A portion of the purchase price had been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition and the balance of $3,909,546 was recorded as cost of acquired software. The allocation of the $3,909,546 to acquired software was preliminary and subject to the completion of an independent valuation. The results of the completed valuation, which valued the acquired software at $4.2 million, have been reported in the consolidated financial statements and the software is being amortized using the straight-line method over its estimated useful life of five years.

As previously disclosed in the Company's December 31, 1999 Form 10-KSB, on March 30, 2000, the Company decided that it will exit the business conducted by 32 Records LLC ("32 Records") by March 2001 and recharacterized 32 Records as a discontinued operation for financial reporting purposes. Since March 30, 32 Records has been operating the business and has sought to sell the business or assets. Unless the Company can facilitate a sale in the near future, which it is attempting to do, it anticipates that the business will be surrendered, either through the transfer of assets or equity ownership, to the lender. Consequently, the Company wrote off the business of 32 Records in its consolidated financial statements as of June 30, 2000.

Results of Operations

Nine months ended September 30, 2000 as compared with nine months ended September 30,1999

In the first nine months the Company reported the following:

                                                        2000            1999
                                                   -------------    -----------
Loss from continuing operations                    $  (3,415,013)   $      --

Loss from discontinued operations                     (1,412,700)      (553,261)
                                                   -------------    -----------

Net loss                                           $  (4,827,713)   $  (553,261)
                                                   =============    ===========

Basic and diluted loss per share:
Loss from continuing operations                    $       (0.17)   $      --
Loss from discontinued operations                          (0.07)         (0.14)
                                                   -------------    -----------
Net loss per common share- basic and diluted       $       (0.24)   $     (0.14)
                                                   =============    ===========

The Company reported a loss from continuing operations of approximately $3.4 million. The Company's income of $152,000 consisted of $80,000 of consulting fee revenue and $72,000 of interest earned on its funds. General and administrative expenses of approximately $ 3.7 million include expenses of which $513,000 was for salary-related expenses; $473,000 for consulting fees; $401,000 for professional fees; $745,000 for amortization of acquired software and goodwill, and $1,187,000 for expenses associated with issuance of stock options.

Quarter ended September 30, 2000 as compared with quarter ended September 30, 1999 In the third quarter the Company reported the following:

                                                           2000           1999
                                                        -----------    -----------
Loss from continuing operations                         $(1,367,314)   $      --

Loss from discontinued operations                              --         (426,041)
                                                        -----------    -----------

Net loss                                                $(1,367,314)   $  (426,041)
                                                        ===========    ===========

Basic and diluted loss per share:
Loss from continuing operations                         $     (0.06)   $      --
Loss from discontinued operations                              --            (0.11)
                                                        -----------    -----------
Net income (loss) per common share- basic and diluted   $     (0.06)   $     (0.11)
                                                        ===========    ===========

The Company reported a loss from continuing operations of approximately $1.4 million. The Company's income of $60,000 consisted of $20,000 of consulting fee revenue and $40,000 of interest earned on its funds. Reported general and administrative expenses of approximately $1.4 million include expenses of which $197,000 was for salary-related expenses; $156,000 for professional fees; $188,000 for consulting fees; $245,000 for amortization of acquired software and goodwill, and $465,000 for expenses associated with issuance of stock options.

Liquidity and Capital Resources

Private Placement

On March 31, 2000, the Company raised approximately $3 million (net of Placement Agent fees) through the private placement of 2,661,352 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share. The warrants are exercisable at a price of $5 and expire on April 19, 2002. On April 19, 2000, the Company converted the Series D Preferred Stock into shares of Common Stock at a ratio of one share of Common Stock for one share of Series D Preferred Stock an amended its charter to authorize the issuance of up to 40 million shares of common stock. At the second closing on April 28, 2000, the Company received approximately $.7 million (net of Placement Agent fees) and issued 648,128 shares of Common Stock.

The Company also issued one warrant to purchase one share of Common Stock for each share of Preferred or Common Stock issued in the Private Placement. The warrants have an exercise price of $5 per share and are exercisable at any time until April 19, 2002. The Company also granted to the Placement Agent warrants to purchase 330,948 shares of the Company's Common Stock. The warrants have an exercise price of $1.28 per share and are exercisable at any time until April 28, 2005.

Loan Default

As previously disclosed in the Company's Form 10-KSB, 32 Records LLC ("32 Records") was, and continues to be, in default under the Management Agreement among 32 Records, Cakewalk BRE LLC ("BRE") and Entertainment Finance International, Inc. ("EFI"). As a result of these defaults EFI, as the holder of $5,500,000 principal amount of indebtedness issued by BRE, has accelerated the maturity date of such indebtedness and commenced foreclosure proceedings. At the time the loan was granted in June 1999, EFI required the establishment of a new subsidiary, BRE, into which all assets of 32 Records were transferred as security for EFI. Accordingly, EFI does not have recourse to the Company's assets not included in BRE.

On October 18, 2000, the Company entered into an agreement with EFI pursuant to which EFI agreed, under certain circumstances, to pay the Company a consulting fee for assisting EFI in the sale of the assets of 32 Records.

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


                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                  Not applicable

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT

On March 31, 2000 the Company raised approximately $3 million (net of Placement Agent fees) through the private placement of 2,661,352 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share (the "Private Placement"). The Company engaged Matrix U.S.A., LLC as Placement Agent to assist in the Private Placement. On April 19, 2000, the Company converted the Series D Preferred Stock into shares of Common Stock at a ratio of one share of Common Stock for one share of Series D Preferred Stock and amended its charter to authorize the issuance of up to 40 million shares of Common Stock. The private placement was made to "accredited investors" as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended. At the second closing on April 28, 2000, the Company received approximately $.7 million (net of Placement Agent fees) and issued 648,128 shares of Common Stock. The Company also issued one warrant to purchase one share of Common Stock for each share of Preferred or Common Stock issued in the Private Placement. The warrants have an exercise price of $5 per share and are exercisable at any time until April 19, 2002. The Company also granted to the Placement Agent warrants to purchase 330,948 shares of the Company's Common Stock. The warrants have an exercise price of $1.28 per share and are exercisable at any time until April 28, 2005.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As previously disclosed in the Company's Form 10-KSB, 32 Records LLC ("32 Records") was, and continues to be, in default under the Management Agreement among 32 Records, Cakewalk BRE LLC ("BRE") and Entertainment Finance International, Inc. ("EFI"). As a result of these defaults EFI, as the holder of $5,500,000 principal amount of indebtedness issued by BRE, has accelerated the maturity date of such indebtedness and commenced foreclosure proceedings. At the time the loan was granted in June 1999, EFI required the establishment of a new subsidiary, BRE, into which all assets of 32 Records were transferred as security for EFI. Accordingly, EFI does not have recourse to the Company's assets not included in BRE.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Board of Directors and a majority of the Company's shareholders, upon written consent, approved a proposal to amend the Company's Certificate of Incorporation, such that the corporate name of the Company was changed from "Spinrocket.com, Inc." to "ConnectivCorp." The Company changed its corporate name because this new name better describes the Company's current strategic direction. The Company's business model is to facilitate the online connection between targeted, profiled consumers and marketers desiring to reach those consumers. As its initial focus, the Company formed a new wholly-owned subsidiary, ConnectivHealth, in order to facilitate its connectivity model in the healthcare field. The corporate name change became effective upon the filing of the Amended Certificate of Incorporation with the Delaware Secretary of State, on September 11, 2000.

ITEM 5 - OTHER INFORMATION

                  Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibit is filed herewith:

                           Exhibit 27.1 Financial Data Schedule

                  (b) During the third quarter of 2000, on September 13, 2000, the Company filed a Form 8-K, related to the filing of an Amendment to the Company's Certificate of Incorporation wherein the corporate name of the Company was changed from "Spinrocket.com, Inc." to "ConnectivCorp."

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CONNECTIVCORP


Dated: November 7, 2000        By: /s/ ROBERT MILLER
                               -------------------------------------
                               Robert Miller
                               President and Chief Executive Officer
                               (Principal Executive Officer)

                               By: /s/ ALAN L. SCHAFFER
                               -------------------------------------
                               Alan L. Schaffer
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)