Form 10KSB
period 2000-12-31
SPINROCKET COM INC
filed 2001-04-16
CIK 1076682

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NO. 333-70663

                            -------------------------
                                  CONNECTIVCORP
                    (FORMERLY KNOWS AS SPINROCKET.COM, INC.)
        (Exact name of small business issuer as specified in its charter)

      DELAWARE                                           06-1529524
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

29 WEST 57TH STREET, 9TH FLOOR       (212) 583-0300               10019
NEW YORK, NEW YORK
(Address of Issuer's principal   (Issuer's telephone number,    (Zip Code)
executive offices)                  including area code)

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

      The issuer's revenues for the year ended December 31, 2000 were $80,000.

      The aggregate market value of the registrant's voting common equity (I.E., the Common Stock) held by non-affiliates as of March 30, 2001 was $8,397,540, using the closing sale price of $.39 per share on such date, as reported by the Nasdaq OTC Bulletin Board.

      The number of outstanding shares of the registrant's Common Stock as of March 30, 2000 was 21,532,155.

      Transitional Small Business Disclosure Format.

Yes / /  No /X/

DOCUMENTS INCORPORATED BY REFERENCE

      None.

      A list of Exhibits to this Annual Report on Form 10-KSB begins on Page 27.
================================================================================

                                TABLE OF CONTENTS

PART I                                                                     PAGE
Item 1.  Description of Business..............................................1
Item 2.  Description of Property..............................................9
Item 3.  Legal Proceedings....................................................9
Item 4.  Submission of Matters to a Vote of Security Holders..................9

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters............10
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................11
Item 7.  Financial Statements................................................15
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure............................................15

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons.......16
Item 10.  Executive Compensation.............................................21
Item 11.  Security Ownership of Certain Beneficial Owners and Management.....24
Item 12.  Certain Relationships and Related Transactions.....................26
Item 13.  Exhibits and Reports on Form 8-K...................................26

                                   -----------

      The Company's principal executive offices are located at 29 West 57th Street, 9th Floor, New York, New York 10019, and the telephone number is (212) 583-0300.

                                   -----------

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB includes forward-looking statements, including statements regarding, among other things, the Company's:

      o     anticipated growth strategies, and

      o     its intention to introduce new products.

      The Company has based these forward-looking statements largely on its expectations. Forward-looking statements are subject to a number of risks and uncertainties, certain of which are beyond its control. Actual results could differ materially from those anticipated as a result of numerous factors, including among other things: (1) the enactment of new laws and regulations, and the amendment of existing laws and regulations which could affect the Company's business; (2) changes in the Company's business strategy or development plan;
(3) the Company's ability to obtain financing on acceptable terms when needed; and (4) the Company's ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses.

      The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of the risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report on Form 10-KSB might not occur.

                                   -----------

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION AND HISTORY

      ConnectivCorp (or the "Company") is a publicly owned and traded Delaware corporation whose mission is to facilitate the online connection between aggregated, targeted and profiled consumers, and marketers desiring to reach those consumers. Operating through its wholly owned subsidiary, ConnectivHealth, the Company functions as a deep content provider and marketing company that facilitates the online connection between healthcare-oriented consumers, patients and caregivers, and those healthcare companies desiring to serve their healthcare needs.

      ConnectivHealth Corp. ("ConnectivHealth" or "CHC"), a wholly owned subsidiary of ConnectivCorp, is a comprehensive deep-level, healthcare provider that facilitates various marketing opportunities for pharmaceutical and other healthcare oriented companies. ConnectivHealth does this by acting as a middleman between segmented, profiled, healthcare-oriented consumers, patients and caregivers, and those healthcare companies desiring to serve their healthcare needs. This enables these companies to reach their core audience on an individualized, targeted, profiled, fully opted-in basis.

      ConnectivCorp is a reporting company under the Securities Exchange Act of 1934, as amended, and its stock is traded on the OTC Bulletin Board under the symbol "COTV." ConnectivCorp's principal executive offices are located at 29 West 57th Street, 9th Floor, New York, New York 10019, and its telephone number is (212) 583-0300.

HISTORY

      The Company was incorporated in Delaware on May 8, 1998 under the name "SMD Group, Inc." which was subsequently changed in January 1999 to "CDBeat.com, Inc." In April 2000, the Company changed its name to "Spinrocket.com, Inc." On September 11, 2000 Spinrocket.com, Inc. changed its name to "ConnectivCorp" because this new name better describes the Company's current strategic direction.

      32 Records LLC ("32 LLC") a wholly owned subsidiary of the Company, formerly operated an independent record company called "32 Records" that specialized in the catalog, or reissue, segment of the record business. On March 30, 2000, the Company decided to exit the business conducted by 32 LLC by March 2001 and recharacterized 32 LLC as a discontinued operation for financial reporting purposes. During the second quarter of 2000, the Company wrote off the business of 32 LLC in its consolidated financial statements. On February 2, 2001, the assets of 32 LLC were transferred to its lender, Entertainment Finance International, Inc. ("EFI"), pursuant to court order.

      In November 1999, 32 LLC acquired substantially all of the assets and liabilities relating to the business of Cakewalk LLC ("Cakewalk") in exchange for 8,307,785 shares of the common stock of the Company, which number of shares equaled approximately 46% of the then issued and outstanding common stock of the Company (the "Cakewalk Transaction"). As a result of the Cakewalk Transaction, the business formerly operated by Cakewalk was then operated by 32 LLC.

      Cakewalk is wholly owned by 32 LLC, and, until February 2, 2001, owned all the assets of 32 Records. In 2000, Cakewalk defaulted under an Indenture dated June 29, 1999 (the "Indenture") with EFI and entered into negotiations with EFI regarding the same. EFI was the secured holder of $5,500,000 principal indebtedness issued by Cakewalk and maintained a security interest in all of Cakewalk's assets (the "Collateral") pursuant to the Indenture. Cakewalk consented to entry of a judgment of foreclosure ("Judgment") upon the Collateral in connection with the action filed by EFI against Cakewalk in the

Supreme Court of the State of New York, County of New York, Index No. 604708/00 on or about October 30, 2000. On February 2, 2001, judgment was entered by the Court approving the foreclosure, thereby transferring all of Cakewalk's assets to EFI. On October 18, 2000, the Company and EFI entered into a consulting agreement under which the Company agreed to help EFI in the marketing and sale of Cakewalk and/or its assets in return for which the Company would be entitled to a cash payment upon sale under certain circumstances.

      In addition to the Cakewalk Transaction described above, a certain Stock Purchase Warrant held by Atlantis Equities, Inc. ("Atlantis"), dated as of September 23, 1999 (the "Atlantis Warrant"), was amended pursuant to a certain Warrant Amendment Agreement, dated as of November 16, 1999, among the Company, Atlantis and Dylan LLC, an affiliate of Atlantis ("Dylan") (the "Warrant Amendment Agreement"). The Atlantis Warrant gave Atlantis the right to purchase eighty (80%) percent of the then issued and outstanding Common Stock of the Company and options to purchase 762,064 shares of the Company's Common Stock. Pursuant to the Warrant Amendment Agreement, the Atlantis Warrant was split into two warrants, one of which was assigned to Dylan (the "Dylan Warrant"), and the other of which was retained by Atlantis (the "Revised Atlantis Warrant"). Concurrently with the closing of the Cakewalk Transaction, (i) Dylan exercised the Dylan Warrant and paid the Company $900,000 for 7,037,183 shares of Common Stock issuable upon exercise of such warrant (the "Dylan Stock"), and (ii) Atlantis exercised the Revised Atlantis Warrant and paid the Company $100,000 for 781,909 shares of Company Stock issuable upon exercise of the Revised Atlantis Warrant (the "Atlantis Stock") and received 762,064 options from the Company which were exercisable at $2.50 each until December 31, 2000 (the "Options")(collectively, the "Atlantis Transaction"). Together, the Dylan Stock and the Atlantis Stock equaled approximately 43% of the then issued and outstanding Common Stock of the Company (after giving effect to the Cakewalk Transaction and the Atlantis Transaction). In light of the transfer of approximately 89% of the issued and outstanding Common Stock of the Company, collectively, to Cakewalk, Dylan and Atlantis pursuant to the Cakewalk Transaction and the Atlantis Transaction, a change in control in the Company occurred. On November 27, 2000, Dylan made a pro rata distribution to all of its members of all shares of the Dylan Stock it received in connection with the transactions described above.

      CONNECTIVHEALTH'S BUSINESS MODEL

      ConnectivHealth's goal is to manage and facilitate the online connectivity between healthcare marketers and healthcare oriented consumers.

      To achieve this, ConnectivHealth seeks to forge strategic alliances with various online healthcare and other websites - referred to as `hosts' - which have already established large constituencies of consumers who share similar needs and interests. Through the establishment of a relationship, pursuant to which ConnectiveHealth trades its content for access to the host site's traffic, ConnectivHealth hopes to reach large numbers of consumers and patients without spending the large sums usually required to accomplish such acquisition. In return for the opportunity to utilize the hosts' already acquired consumer population, ConnectivHealth will provide specific, comprehensive healthcare content at no cost which will help the hosts maximize their offering to their constituencies, and augment their ability to fulfill their primary mission: providing services of significant value to their members.

      ConnectivHealth will seek to aggregate the consumer populations of its hosts into a segmentable data pool, enabling marketers to use ConnectivHealth as a single-source destination to reach large numbers of profiled and segmented healthcare-oriented consumers. Given the ability to quickly find and reach large numbers of patients with specifically identified needs and interests allows healthcare marketers to, among other things, facilitate brand advocacy, compliance and switch marketing and to recruit candidates for research and clinical trial programs in the most effective possible manner.

      ConnectivHealth intends to sell access to its user base to its intended customers: pharmaceutical and other healthcare companies that have an interest in the areas of healthcare covered by ConnectivHealth, such access to be provided on a privacy protected, fully opted-in basis.

CONNECTIVHEALTH INITIATIVES

      SEXHEALTH.COM WEBSITE

      On January 18, 2001, ConnectivHealth launched SexHealth.com
(www.sexhealth.com), its comprehensive website that is intended to serve as both a destination website for consumers seeking specific sexual health information, and as a health portal venue where the online connection between consumers and marketers will be effected.

      Through SexHealth.com, ConnectivHealth seeks to offer comprehensive information in the area of sexual health. This overall area subsumes many topics of particular interest, such as sexual dysfunction, sexually transmitted diseases, and hormone replacement therapy. As a subset of the broader area of women's health, the Company believes that SexHealth.com appeals to one of the most coveted demographic groups, women aged 15-55. The Company believes that this has particular appeal to a wide variety of pharmaceutical and other healthcare companies.

      CONNECTIVHEALTH CONTENT ON HOST WEBSITES

      A key strategy of ConnectivHealth is to utilize already acquired consumer populations of its host partners, by providing content to its host partners in exchange for access to their constituency. Initially, ConnectivHealth will seek to establish SexHealth.com as an authoritative source in the area of sexual health. In the future, it is the Company's intention to offer other subject-specific content, thus expanding its online presence.

      Consumers coming to a website that is one of the Company's strategic host partners will see ConnectivHealth's content. There, they will be encouraged to explore that content, including the option to click through into SexHealth's website.

      CONNECTIVHEALTH DESKTOP HEALTH PORTAL APPLICATION

      The ConnectivHealth Desktop Health Portal is an application that the Company intends to employ that would lie resident on a consumer's computer and which would enable that consumer to access the information services of ConnectivHealth at any time, without having to be online. The Desktop Health Portal is intended to be a multi-function application that will include such features as:

            o Personalized information access and storage, by subject of the consumer's choosing

            o Instant live and background updating of information (via automatic link to the ConnectivHealth website)

            o Highly targeted and relevant permission-based advertising and messaging

            o Instant connectivity to ConnectivHealth website pages pertinent to each consumer

      The Company has no specific timetable for the proposed implementation of the Desktop Health Portal.

      SEXUAL HEALTH MAGAZINE

      The Company has obtained the rights to publish Sexual Health Magazine which previously operated as an authoritative periodic magazine covering the area of sexual health. The Company is seeking a strategic partner in the magazine publishing field with which to joint venture in this endeavor.


DISTRIBUTION DEALS

      To date, ConnectivHealth has entered into Content Agreements with three major hosts, drkoop, iWon and American Media, Inc., and has signed a letter of intent for a Content Agreement with WeMedia. Together, these deals have facilitated exposing ConnectivHealth's sexual health content, name and brand to over 30 million consumers and potential users. In each instance, the Content Agreement provides for the exchange of SexHealth's content for branding, links and/or advertising back to SexHealth.com.

      With more than 2 million registered users, drkoop.com is a leading internet health and wellness network dedicated to providing information and guidance to consumers worldwide.

      Launched in October 1999, iWon.com is the 5th most trafficked website on the Internet (Nielsen//NetRatings, September 2000), with approximately 9 million unique monthly users. Additionally, iWon ranks as the most loyal website on the Web, placing number one in repeat visitation (Media Metrix, September 2000). iWon has also been voted #1 in user website and feature satisfaction among the leading search engines and portal sites (NPD Search and Portal Tracking Study) and #1 in Advanced Search on the Internet (Search Engine Showdown, July 2000).

      American Media, Inc. is one of the largest media companies in the U.S. The company publishes 7 of the 15 best selling weekly magazines, including the #1 and #4 titles, the National Enquirer and Star Magazine, respectively. These magazines each have a readership in excess of 10 million consumers a week.

      WeMedia is one of the leading online portals for the disabled. WeMedia also publishes WE Magazine, the largest such publication for the disabled community. ConnectivHealth anticipates having an exclusive "channel" on WeMedia's home page, which will give ConnectivHealth access to WeMedia's online users.

      ConnectivHealth is in negotiation with several additional hosts and/or partners, which would increase the number of potential users of SexHealth.com, but can make no assurance that it will enter into any definitive Content Agreements with such parties. In addition, the Company has acquired advicecenter.com, a website featuring information on herpes and HPV, and anticipates incorporating this website into SexHealth.com.

DATA COLLECTION

      As ConnectivHealth acquires users and establishes contact with new consumers, the Company will endeavor to collect specific data about that consumer, their disease or condition, history, interests, and other crucial data points. This will enable the Company to create an aggregated database of consumers, segmentable by many parameters of significant value to healthcare companies. This data pool will enable the Company to quickly find patients who fit very specific profiles of interest to healthcare companies for individualized marketing and communications programs, including for clinical trials recruitment.

      For example, consumers initially clicking through to SexHealth.com will be asked to provide basic identifying data, such as name, email address and areas of interest. With this level of information the Company will be able to identify the consumers who are interested in each particular subject area (e.g., herpes). These consumers will then be presented with various connectivity options based upon this basic level of segmentation.

      At the next level of data collection, interested consumers may be asked to fill out a simple online questionnaire that more deeply profiles and captures their healthcare interests. The questionnaire may be 10-20 questions, and cover such areas as existing healthcare conditions, medications being taken, and others. In return for providing this deeper level of personal information, participating consumers will be provided with more tailored connectivity options and incentives.

      The third, and deepest, level of data collection will involve obtaining detailed, multi-level information from interested consumers through an extensive online questionnaire. This type and level of information would be necessary, for example, in order to facilitate referral into clinical trial programs - where many details of a patient's medical condition are required to be known.

      All information collected from consumers will be pursuant to voluntary opt-in procedures.

PRIVACY ISSUES

      The Company has adopted a policy that seeks to afford maximum privacy protection to consumers due to its multi-level opt-in policy. This policy is readily accessible to the user on the website and describes how information is collected and used by the Company.

SOURCES OF REVENUE GENERATION

      As noted above, the Company's business model contemplates aggregating millions of consumers through Content Agreements with online hosts and offline partners. The Company believes that by exposing its content to consumers in this manner, it will be able to convert a percentage of these consumers to users of SexHealth.com or will otherwise be able to aggregate these consumers into a database. Access to those converted users can then be "sold" to pharmaceutical companies and other healthcare providers, which will be able to reach these consumers on a segmented, profiled, fully opted-in, interactive basis. This will enable these healthcare providers to market their products on a very individualized basis.

      The Company's revenue model for SexHealth.com is based upon the assumption that it will be able to aggregate millions of healthcare-oriented consumers on both a general and individual basis. As a website through which the Company intends to migrate healthcare consumers, SexHealth.com presents the following revenue opportunities:

      1.    FOCUSED CONSUMER SURVEYS/QUESTIONNAIRES

            o     Quick, efficient market research opportunities
            o     CHC and customer generated subjects
            o     Daily and/or periodic frequency
            o     Ability to sell the data to multiple end users
            o     CHC can design and implement the surveys

      2.    DISTRIBUTION OF PRODUCT INFORMATION TO PATIENTS/CONSUMERS/USERS

            o Follow-up service to content offerings, asking users if they want to receive additional information on a particular topic
            o CHC will email information provided by its healthcare customers directly to opt-in users

            o Deeper information, coupons and/or over-the-counter products can also be emailed or forwarded to opt-in users

      3.    ADVERTISING TO GENERAL AND TARGETED AUDIENCES

            o     General and targeted banner ads

      4.    CLINICAL TRIALS LISTING AND RECRUITMENT

            o     Listing of applicable trials
                  -Individual trials listed through recruitment period
                  -All trials by a pharmaceutical company over a given time
                   period
            o     Inclusion and exclusion surveys
            o Listing of potential patients who fit the inclusion and exclusion criteria
            o     Patient recruitment

      5.    UNRESTRICTED EDUCATIONAL GRANTS

            o Purpose: to educate consumers and/or physicians on a particular topic, disease, specialty, etc.
            o     Used particularly for non-FDA approved (off-label) usage

      6.    DEEP DATA MINING

            o "Personal Advisor" service will solicit data from users in exchange for personalized options and referrals
            o All information will be privacy protected with appropriate legal disclaimers, policy statements, etc.
            o Opt-in users will be referred to appropriate healthcare providers for further information, etc.

      7.    FUTURE REVENUE STREAMS

            o     CHC owns the publishing rights to Sexual Health Magazine
            o CHC ultimately intends to charge hosts and other third parties for its content
            o Ability to adapt CHC's model to other disease categories (e.g., arthritis, diabetes)

      The Company hopes to develop additional revenue streams from access to SexHealth.com's user community for pharmaceutical companies including the following services which SexHealth.com intends to offer:

      1. PHARMACEUTICAL PAVILIONS: Opting-in users of SexHealth.com will be invited to click through to "pharmaceutical pavilions," both general and company specific, that will allow pharmaceutical companies to display or present complete information on their available products or medications.

      2. REGISTRY PAVILIONS: Several of the major pharmaceutical companies maintain registries in connection with various diseases for which they have major medications or protocols available. SexHealth.com intends to provide "registry pavilions" for pharmaceutical companies where they can make information available to their registrants, on a 24/7 basis, at a substantially reduced cost and with appropriate privacy protections.

      3. MEDICINAL PAVILIONS: SexHealth.com intends to offer medicine marts on the website related to particular topics within sexual health. SexHealth.com intends to license or maintain lists of medications relevant to the website's content and then provide a means by which a consumer clicking on a specific medication would be taken to a section of the website where the pharmaceutical company manufacturing that medication can present complete information and allied marketing information. These sections will be organized by topic or by a specific medication.

      4. FORUMS: SexHealth.com intends to offer live, interactive programs chaired by a renowned expert speaker (who would field questions after a presentation) suggested by a healthcare provider and sponsored by them. Programs would be edited down to several shorter segments after live taping and run 24/7 for the succeeding two week period.

COMPETITION

      There are numerous websites on the Internet that offer health-related information. All of the major Internet portals, such as AOL, Yahoo and Excite, offer health-related content. Some of them (e.g., AOL's OnHealth) also contain information on sexual health topics. All of these major portals also have relationships with various third-party health sites. For example, AOL has relationships with Drkoop, Medscape and CBS Healthwatch, while Yahoo has a link to the Mayo Clinic. The Company believes that the two websites that are closest in orientation to SexHealth.com are Sexualhealth.com and goaskalice.com.

INTELLECTUAL PROPERTY RIGHTS

      The Company currently does not have any patents issued to it. In December 1999, the Company filed a Provisional Patent Application with the United States Patent office, seeking protection for certain software developed by the Company. In December 2000, the Company filed a formal patent application with the patent office to the same effect. The Company cannot be certain that the current or any future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that the rights granted under any patent that may be issued will provide competitive advantages to it. In addition, the Company intends to pursue the registration of certain of its trademarks and service marks in the U.S. and in certain other countries.

REGULATION

      The Company is currently not subject to direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses, although rules pertaining to the use of encryption may apply.

      Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the federal, state and local level, and abroad, with particular applicability to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security, access fees and the convergence of traditional telecommunications services with Internet communications. In addition, laws and regulations may be adopted at the federal, state and local level, and abroad, with respect to the disclosure of individual health and medical information. The adoption of any of these laws or regulations could decrease the demand for the Company's services or increase the cost of doing business or in some manner harm the Company's business, results of operations or financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is uncertain. These laws were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

      In addition, the Federal Trade Commission (the "FTC") has adopted regulations regarding the collection and use of personal identifying information obtained from children when accessing websites and is considering the adoption of other regulations regarding such collection and use with respect to specific groups of individuals as well as specific types of information. These regulations include a requirement that companies establish procedures to: give adequate notice to consumers regarding information collection and disclosure practices; provide consumers with the ability to have personal identifying information deleted from a company's database; clearly identify affiliations or a lack of affiliations with third parties which may collect information or sponsor activities on a company's website; and obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

      While the Company intends to implement programs designed to comply with current regulations and to enhance the protection of the privacy of its customers, it cannot be certain that such programs will conform with any future regulation adopted by the FTC. Moreover, even in the absence of regulation, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation by the FTC has resulted in a consent decree in which the Internet company has agreed to establish programs to implement the four principles noted above. The Company may become subject to an investigation by the FTC, and the FTC's regulatory and enforcement efforts may adversely affect the Company's ability to collect demographic and personal information from members.

      In addition, at the international level, the European Union has adopted a directive that will impose restrictions on the collection and use of personal data. Such directive could affect U.S. companies that collect information over the Internet from individuals in European Union member countries, and impose restrictions that are more stringent than current Internet privacy standards in the United States. We cannot be certain that this directive will not adversely affect the activities of entities such as the Company that engage in data collection from users in European Union member countries.

      Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate transmissions or prosecute for violations of their laws even though transmissions by the Company over the Internet currently originate primarily in Brossard, Quebec. Violations of local laws may be alleged or charged by state or foreign governments, and the Company may unintentionally violate local laws and local laws may be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

      As of March 15, 2001, the Company had three full-time employees, two of whom are engaged in executive management. The Company also employs approximately a dozen independent consultants, including the operating personnel for SexHealth.com., as well as Atlantis Equities, Inc. as its financial advisor. Robert Ellin of Atlantis is a Co-Chairman of the Company. From time to time, the Company may employ additional independent contractors to support its engineering, marketing, sales and support and administrative organizations. The Company believes its relations with its employees are generally good and it has no collective bargaining agreements with any labor unions.

INTELLECTUAL PROPERTY

      The Company's success depends in part on its ability to protect its intellectual property. To protect the Company's rights, the Company intends to generally rely on patent, copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers, although the Company has not signed such agreements in every case.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company subleases approximately 1,875 square feet of office space for use as its corporate headquarters at 29 W. 57 St., 9th Floor, New York, N.Y. 10019. The sublease expires on November 29, 2003. Additional executive office space may be required as the Company`s business expands and the Company believes that it can obtain suitable space as needed. The Company will also likely require additional space for technical facilities, including servers. The Company does not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

      Cakewalk BRE LLC ("Cakewalk") is wholly owned by 32 Records LLC ("32 LLC"), and owns all the assets of 32 LLC. In 2000, Cakewalk defaulted under an Indenture dated June 29, 1999 (the "Indenture") with Entertainment Finance International, Inc. ("EFI"), and entered into negotiations with EFI regarding the same. EFI was the secured holder of $5,500,000 principal indebtedness issued by Cakewalk and maintained a security interest in all of Cakewalk's assets (the "Collateral") pursuant to the Indenture. Cakewalk consented to entry of a judgment of foreclosure ("Judgment") upon the Collateral in connection with the action filed by EFI against Cakewalk in the Supreme Court of the State of New York, County of New York, Index No. 604708/00 on or about October 30, 2000. On February 2, 2001, judgment was entered by the Court approving the foreclosure, thereby transferring all of Cakewalk's assets to EFI. On October 18, 2000, the Company and EFI entered into a consulting agreement under which the Company agreed to help EFI in the marketing and sale of Cakewalk and/or its assets in return for which the Company would be entitled to a cash payment upon sale under certain circumstances.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fourth quarter of the year ended December 31, 2000, no matters were submitted by the Company to a vote of its stockholders.

      Stockholders representing approximately 58.32% of the total issued and outstanding shares of the Company's Common Stock as of March 1, 2000 took action by written consent to (i) increase the size of the Company's Board of Directors and elect new directors, (ii) increase the number of shares that the Company was authorized to issue from twenty million to fifty million, and (iii) authorize the Company for the period ending on April 19, 2001 to effect a reverse split of the Company's issued and outstanding Common Stock on up to a one-for-three basis. On or about March 30, 2000, the Company mailed on

Information Statement to the holders of record of the Company's Common Stock setting forth the foregoing.

      Stockholders representing approximately 51.1% of the total issued and outstanding shares of the Company's Common Stock as of August 1, 2000 took action by written consent to amend the Company's Amended and Restated Certificate of Incorporation in order to change the name of the Company from "Spinrocket.com, Inc." to "ConnectivCorp." On or about August 21, 2000, the Company mailed an Information Statement to the holders of record of the Company's Common Stock setting forth the foregoing.

      Stockholders representing approximately 53.2% of the total issued and outstanding shares of the Company's common stock as of March 12, 2001 took action by written consent to (i) authorize the Company to effect a reverse split of the Company's issued and outstanding common stock on up to a one-for-ten basis, and (ii) approve the adoption of a stock option plan for up to 5 million shares of common stock (which shall be reduced pro rata if the reverse split is effectuated). No information statement has yet been mailed to shareholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MARKET INFORMATION. The Company's common stock is currently listed on the OTC Bulletin Board under the trading symbol "COTV." The Company first listed its common stock on the OTC Bulletin Board in August 1999. The following table sets forth the high and low bid prices of the Company's Common Stock as reported on the OTC Bulletin Board for each calendar quarter commencing in the third quarter of 1999 through March 30, 2001.


                                                 COMMON STOCK
                              --------------------------------------------------
                                        2000                     1999
                              --------------------------------------------------
                                HIGH BID     LOW BID     HIGH BID     LOW BID
                                --------     -------     --------     -------
First Quarter                    4.375        2.438         NA           NA
Second Quarter                   3.500        1.031         NA           NA
Third Quarter                    2.313        1.125       3.125        1.2500
Fourth Quarter                   2.313         .875       2.750        1.1875

      As of March 30, 2001, the closing sale price of the Company's common stock on the OTC Bulletin Board was $0.39 per share.

HOLDERS

      As of March 30, 2001, there were approximately 165 holders of record of the Company's common stock as determined from the Company's transfer agent's list. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

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

RECENT SALES OF UNREGISTERED SECURITIES

PRIVATE PLACEMENT

      On March 31, 2000, the Company raised approximately $3 million (net of placement agent fees) through the private placement of 2,661,352 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share (the "Private Placement"). On April 19, 2000, the Company converted the Series D Preferred Stock into shares of common stock at a ratio of one share of common stock for one share of Series D Preferred Stock and amended its charter to authorize the issuance of up to 40 million shares of common stock. At the second closing on April 28, 2000, the Company received approximately $.7 million (net of placement agent fees) and issued 648,128 shares of common stock. The Company also issued one warrant to purchase one share of common stock for each share of preferred or common stock issued in the private placement. The warrants have an exercise price of $5 per share and are exercisable at any time until April 19, 2002. The Company also granted to Matrix U.S.A., the placement agent, warrants to purchase 330,948 shares of the Company's common stock. The warrants have an exercise price of $1.28 per share and are exercisable at any time until April 28, 2005. The issuance of the securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT AS ITEM 7. THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY CAUTIONS THAT FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

      The Company was incorporated in Delaware on May 8, 1998 under the name "SMD Group, Inc." In January 1999, the Company changed its name to "CDbeat.com, Inc." On April 19, 2000, the Company's name was changed to "Spinrocket.com, Inc." On September 11, 2000, the Company changed its name from Spinrocket.com, Inc. to "ConnectivCorp" because this new name better describes the Company's current strategic direction. The Company's business model is to facilitate the online connection between targeted, profiled consumers and marketers desiring to reach those consumers. As its initial focus, the Company formed a new wholly-owned subsidiary, ConnectivHealth, in order to facilitate its connectivity model in the healthcare field.

MERGER

      On November 16, 1999, the Company, through its wholly-owned subsidiary, 32 Records LLC ("32 LLC") entered into a business combination transaction with Cakewalk LLC ("Cakewalk") in a transaction accounted for by the purchase method wherein Cakewalk LLC was deemed to be the acquiror and the Company the acquiree (the "Merger").

      As part of the Merger: (1) Cakewalk contributed and assigned to 32 LLC substantially all of the assets and liabilities relating to the business of Cakewalk in exchange for 8,307,785 shares of the Company's Common Stock, (2) Dylan LLC exercised a warrant and paid the Company $900,000 for 7,037,183 shares of Common Stock, (3) Atlantis Equities, Inc. exercised a warrant and paid the Company $100,000 for 781,909 shares of Common Stock, (4) 3,049,424 shares of Common Stock held by the then management of the Company were surrendered and (5) 50,000 shares of Class C Preferred Stock were converted into 500,000 shares of Common Stock. A portion of the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition and the balance of $4,200,000 was recorded as cost of acquired software and is being amortized using the straight-line method over the estimated useful life of five years. The $4.2 million valuation is based upon an independent valuation analysis of the software obtained by the Company.

UNCERTAINTY

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since it's inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of December 31, 2000 is approximately $13 million. To date, the Company has not generated any revenue from its proposed business model, which contemplates selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a loss from continuing operations of approximately $4.9 million and a net loss of approximately $6.4 million for the year ended December 31, 2000. Additionally, cash used in operations totaled approximately $2.3 million for the year ended December 31, 2000, while cash and cash equivalents at December 31, 2000 totaled approximately $1.8 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to execute its business strategy and/or its ability to raise additionally equity.

      The Company's near term operating strategy focuses on the continued execution of its business plan. To date, the Company has successfully launched SexHealth.com, and entered into Content Agreements with several major hosts, thereby exposing the Company's content to millions of potential users, the Company has not yet been able to convert a meaningful number of these consumers to users of SexHealth.com, either directly or through the various host sites. Additionally, the Company has not yet signed any agreements with any pharmaceutical or offer healthcare company to use the Company's services. The Company has currently evaluated its current operating costs and has undertaken measures to reduce these costs, which include the reduction of salaries and payments to consultants. It is projected that these cuts will reduce the annual cash expenditures by approximately $449,000. The Company is also exploring its ability to raise additional equity through a private placement of the Company's preferred stock. The Company believes that it will be able to raise additionally equity capital, and that the capital raised will be sufficient to fund and execute its business plan when combined with the Company's current cash position.

      The Company's ability to operate as a going concern is dependent on its ability to execute its business plan and/or raise additionally equity. There can be no assurance that the Company will be able to achieve or sustain any level of profitability in the future. Future operating results will depend on a number of factors, including demand for, and market acceptance of, the Company's services and prevailing economic conditions. While the Company has reduced its operating expenses, no assurance can be given that the Company can sustain these operating levels. Moreover, the Company has not yet generated any meaningful revenues, and no assurance can be given that it will do so in the future. There can be no assurance that the Company will generate sufficient revenues to ever achieve profitability or otherwise sustain its profitability in the future. While the Company is exploring raising additional equity capital, there can be no assurance that the additional equity infusion will be consummated. However, although no assurances can be given, the Company is confident that it will be able to continue operating as a going concern.

RESULTS OF OPERATIONS

      As discussed in Liquidity and Capital Resources, 32 LLC's operations have been recorded as discontinued operations in the consolidated financial statements.

YEAR ENDED DECEMBER 31, 2000

      The Company reported the following results of operations for the years ended December 31, 2000 and 1999:


                                                       2000               1999
                                                       ----               ----
Loss from continuing operations                   $  (4,967,021)     $(1,588,577)
Loss from discontinued operations                    (1,412,700)      (1,475,301)
                                                  -------------      -----------
Net Loss                                          $  (6,379,721)     $(3,063,878)
                                                  =============      ===========

Basic and diluted loss per share:
Loss from continuing operations                   $       (0.24)     $     (0.28)
Loss from discontinued operations                         (0.07)           (0.26)
                                                  -------------      -----------
Net loss per common share - basic and diluted
                                                  $       (0.31)     $     (0.54)
                                                  =============      ===========


      The Company reported a loss of approximately $5 million from continuing operations. The Company's operating income for the year ended December 31, 2000 consisted of consulting fee revenue of $80,000, and other income consisted of interest income of approximately $103,000 that was earned on invested funds. General and administrative expenses totaled approximately $5.3 million in 2000 versus $2.2 million in 1999. Included in general and administrative was approximately $1.8 million of deferred compensation expense related to options granted to consultants and employees; salaries of approximately $727,000; approximately $1.3 million for professional and consulting fees and software development and amortization expense of approximately $992,000 of acquired software and goodwill.

YEAR ENDED DECEMBER 31, 1999

      The Company had no revenues in 1999.

      General and administrative expenses include approximately $500,000 for professional and consulting fees and software development. Also included is compensation expense of $1.4 million associated with stock options granted to consultants, employees and directors.

      Depreciation and amortization expense includes approximately $130,000 amortization expense associated with the cost of software acquired in the business combination.

CONNECTIVHEALTH'S BUSINESS MODEL

      ConnectivHealth Corp. ("ConnectivHealth" or "CHC"), a wholly owned subsidiary of ConnectivCorp, is a comprehensive deep-level, healthcare provider that facilitates various marketing opportunities for pharmaceutical and other healthcare oriented companies. ConnectivHealth does this by acting as a middleman between segmented, profiled, healthcare-oriented consumers, patients and caregivers, and those healthcare companies desiring to serve their healthcare needs. This enables these companies to reach their core audience on an individualized, targeted, profiled, fully opted-in basis.

      To achieve this, ConnectivHealth seeks to forge strategic alliances with various online healthcare and other websites - referred to as `hosts' - which have already established large constituencies of consumers who share similar needs and interests. Through the establishment of a relationship, pursuant to which ConnectiveHealth trades its content for access to the host site's traffic, ConnectivHealth hopes to reach large numbers of consumers and patients without spending the large sums usually required to accomplish such acquisition. In return for the opportunity to utilize the hosts' already acquired consumer population, ConnectivHealth will provide specific, comprehensive healthcare content at no cost which will help the hosts maximize their offering to their constituencies, and augment their ability to fulfill their primary mission: providing services of significant value to their members.

      ConnectivHealth will seek to aggregate the consumer populations of its hosts into a segmentable data pool, enabling marketers to use ConnectivHealth as a single-source destination to reach large numbers of profiled and segmented healthcare-oriented consumers. Given the ability to quickly find and reach large numbers of patients with specifically identified needs and interests allows healthcare marketers to, among other things, facilitate brand advocacy, compliance and switch marketing and to recruit candidates for research and clinical trial programs in the most effective possible manner.

      ConnectivHealth intends to sell access to its user base to its intended customers: pharmaceutical and other healthcare companies that have an interest in the areas of healthcare covered by ConnectivHealth, such access to be provided on a privacy protected, fully opted-in basis.

CONNECTIVHEALTH INITIATIVES

      SEXHEALTH.COM WEBSITE

      On January 18, 2001, ConnectivHealth launched SexHealth.com
(www.sexhealth.com), its comprehensive website that is intended to serve as both a destination website for consumers seeking specific sexual health information, and as a health portal venue where the online connection between consumers and marketers will be effected.

      Through SexHealth.com, ConnectivHealth seeks to offer comprehensive information in the area of sexual health. This overall area subsumes many topics of particular interest, such as sexual dysfunction, sexually transmitted diseases, and hormone replacement therapy. As a subset of the broader area of women's health, the Company believes that SexHealth.com appeals to one of the most coveted demographic groups, women aged 15-55. The Company believes that this has particular appeal to a wide variety of pharmaceutical and other healthcare companies.

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

      The Company also issued one warrant to purchase one share of Common Stock for each share of Preferred or Common Stock issued in the Private Placement. The warrants have an exercise price of $5 per share and are exercisable at any time until April 19, 2002. The Company also granted Matrix U.S.A., LLC, the placement agent, warrants to purchase 330,948 shares of the Company's Common Stock. These warrants have an exercise price of $1.28 per share and are exercisable at any time until April 28, 2005.

CHANGE IN MANAGEMENT, LOAN DEFAULT AND DISPOSITION OF SUBSIDIARY

      Cakewalk BRE LLC ("Cakewalk") is wholly owned by 32 Records LLC ("32 LLC"), and owns all the assets of 32 LLC. In 2000, Cakewalk defaulted under an Indenture dated June 29, 1999 (the "Indenture") with its lender, Entertainment Finance International, Inc. ("EFI"), and entered into negotiations with EFI regarding the same. EFI was the secured holder of $5,500,000 principal indebtedness issued by Cakewalk and maintained a security interest in all of Cakewalk's assets (the "Collateral") pursuant to the Indenture. Cakewalk consented to entry of a judgment of foreclosure ("Judgment") upon the Collateral in connection with the action filed by EFI against Cakewalk in the Supreme Court of the State of New York, County of New York, Index No. 604708/00 on or about October 30, 2000. On February 2, 2001, judgment was entered by the Court approving the foreclosure, thereby transferring all of Cakewalk's assets to EFI. On October 18, 2000, the Company and EFI entered into a consulting agreement under which the Company agreed to help EFI in the marketing and sale of Cakewalk and/or its assets in return for which the Company would be entitled to a cash payment upon sale under certain circumstances.

ITEM 7.  FINANCIAL STATEMENTS

      The Company's audited consolidated financial statements for the years ended December 31, 2000 and 1999, respectively, are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information, as of March 15, 2001, concerning the Company's directors and executive officers:


    Name                             Age    Position
    ----------------------------------------------------------------------

    Elliot Goldman                    65    President, Chief Executive
                                            Officer, Director
    Robert Ellin                      35    Co-Chairman
    Robert Miller                     49    Co-Chairman
    Ivan Berkowitz                    55    Director
    David Goddard                     45    Director
    Thomas Cyrana                     52    Observer

      The business experience of each of the persons listed above for at least the last five years is as follows:

      ELLIOT GOLDMAN (PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR). Mr. Goldman's executive and operational career spans three decades in the entertainment industry including his role as President and Chief Executive Officer of BMG Music and senior executive posts at Warner Communications Inc. (now Time Warner), CBS Records (now Sony Music) and Arista Records. In all of these instances he had primary responsibility for managing content companies and maximizing the net income generated. Most recently he has been President of his own consulting firm specializing in operational and deal assistance to major and independent music companies. At BMG Music, Mr. Goldman was President and CEO of worldwide music operations encompassing RCA Records, Arista Record, RCA Red Seal and the RCA Record Club. Before that, he was a Senior Vice President of Warner Communications (now Time Warner), with responsibility for the Warner Music Group's worldwide recorded music and music publishing activities. Prior to Time Warner, Mr. Goldman was Executive Vice President and General Manager of Arista Records, from it's founding, with direct responsibility for all areas of the company's business operations. Mr. Goldman began his career at CBS Records (now Sony Music) as Director of Business Affairs and rose to Administrative Vice President of that company.

      ROBERT ELLIN (CO-CHAIRMAN). Mr. Ellin is a principal of Atlantis Equities, Inc., Dylan LLC and Trinad Partners. Atlantis is a private merchant banking and advisory firm specializing in equity and debt finance, that primarily assists emerging growth companies under $100 million in sales. Through Atlantis, Mr. Ellin has spearheaded merger and acquisition and business development projects for private and public companies such as THQ, Inc. (OTC:THQI), Grand Toys (OTC:
GRIN), and Forward Industries, Inc. (OTC: FORD). Trinad is a leveraged buyout firm which bought and sold S&S Industries, Inc., the largest manufacturer of apparel-related underwire. Dylan LLC was organized for the purpose of investing in the Company.

      ROBERT MILLER (CO-CHAIRMAN). Mr. Miller is a nationally recognized bankruptcy lawyer and distressed investor. As a lawyer, Mr. Miller played a leading role in many of the most prominent corporate restructurings of the 1980s through the mid-1990s, including Macy's, Trump Taj Mahal, Days

Inns of America, A.H. Robins and Continental Airlines. From 1995 to 1998, Mr. Miller was of counsel to Rosenman & Colin LLP. From its inception in 1996 until acquired by the Company in 1999, Mr. Miller was President and CEO of Cakewalk LLC, now 32 LLC. Since 1999, Mr. Miller has been of counsel to Baer Marks & Upham LLP and served as a consultant to Shenkman Capital Management, Inc. until December 31, 2000

      IVAN BERKOWITZ (DIRECTOR). Since 1989, Mr. Berkowitz has been the President of Great Court Holdings Corporation and, since 1993, he has served as the Managing General Partner of Steib & Company. From 1995 to 1997, Mr. Berkowitz served as the Chief Executive Officer of PolyVision Corporation, where he continues to serve as a board member. Mr. Berkowitz is also a member of the Board of Directors of the following public companies: Migdalei Shekel (Tel
Aviv), Propierre (Paris), HMG WorldWide and IAT Resources. Mr. Berkowitz is also the Chairman of the Advisory Board of THCG Inc.

      DAVID GODDARD (DIRECTOR). Mr. Goddard is a Senior Managing Director in the Equity Capital Markets Department of Bear Stearns & Co., Inc., an international investment banking firm. Mr. Goddard has been with Bear Stearns since November 1998. From 1996 to 1998, Mr. Goddard served as a Managing Director - Associate Director Private Capital Group at BancBoston Robertson Stephens, Inc. Prior to that, Mr. Goddard was Managing Director - Private Placement Group at Chase Securities, Inc. from 1994-1996. Mr. Goddard has extensive corporate finance and capital markets experience specializing in the placement of debt and equity securities in the private capital markets.

      THOMAS CYRANA (OBSERVER). Mr. Cyrana is a Managing Director of Rascoff/Zysblat Organization ("RZO"), a division of American Express Tax and Business Services. Mr. Cyrana has been with RZO since 1995. Mr. Cyrana also serves as a principal of the managing member of Entertainment Finance International LLC, a venture with The Structured Finance High Yield Fund, LLC, which is managed by Prudential Investments.

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

MANAGEMENT CHANGES

      As of March 20, 2000, Joel Arberman resigned as director and Internet Officer of the Company.

      As of August 3, 2000, Marty Marion has terminated as Chief Strategic Officer of the Company.

      As of November 7, 2000, Alan L. Schaffer resigned as Chief Financial Officer of the Company.

      As of January 2001, Peter Crawford resigned as Chief Technology Officer of the Company.

CERTAIN CORPORATE ACTIONS

      Stockholders representing approximately 58.32% of the total issued and outstanding shares of the Company's Common Stock as of March 1, 2000 took action by written consent to (i) increase the size of the Company's Board of Directors and elect new directors, (ii) increase the number of shares that the Company was authorized to issue from twenty million to fifty million, and (iii) authorize the Company for the period ending on April 19, 2001 to effect a reverse split of the Company's issued and outstanding

Common Stock on up to a one-for-three basis. On or about March 30, 2000, the Company mailed on Information Statement to the holders of record of the Company's Common Stock setting forth the foregoing.

      Stockholders representing approximately 51.1% of the total issued and outstanding shares of the Company's Common Stock as of August 1, 2000 took action by written consent to amend the Company's Amended and Restated Certificate of Incorporation in order to change the name of the Company from "Spinrocket.com, Inc." to "ConnectivCorp." On or about August 21, 2000, the Company mailed an Information Statement to the holders of record of the Company's Common Stock setting forth the foregoing.

      Stockholders representing approximately 53.2% of the total issued and outstanding shares of the Company's common stock as of March 12, 2001 took action by written consent to (i) authorize the Company to effect a reverse split of the Company's issued and outstanding common stock on up to a one-for-ten basis, and (ii) approve the adoption of a stock option plan for up to 5 million shares of common stock (which should be reduced pro rata if the reverse split is effectuated). No information statement has yet been mailed to shareholders.

ADVISORY BOARD

      The Company has formed an Advisory Board to the Board of Directors which consists of the following individuals:

MICHAEL E. MEYERS

      Until October 2000, Mr. Meyers was a Director of Health Care Investment Banking at Merrill Lynch & Co. in New York. Mr. Meyers was responsible for covering the life sciences industry. Prior to joining Merrill Lynch, Mr. Meyers was a Vice President of Health Care Investment Banking and Head of the Pharmaceutical & Drug Delivery Focus Group, at Cowen & Company in New York. Prior to Cowen & Company Mr. Meyers was the Special Assistant to the Chief Executive Officer of a large health services organization in New York. Prior to this position, Mr. Meyers was a life sciences Research Associate at Hambrecht & Quist in New York. Mr. Meyers holds a M.P.H. in Health Policy & Management from Columbia University and an A.B. in Biology from Brandeis University.

      In October 2000, Mr. Meyers became a Managing Director and General Partner of Global Biomedical Partners, a private equity firm located in Zurich, Switzerland and New York. Global Biomedical Partners advises International Biomedicine Holdings in respect of life sciences investments. International Biomedicine Holdings has investments in 13 biotechnology companies with future investments in biotechnology, medical device and other health care companies.

JOSHUA GRODE

      Mr. Grode is the President and Chief Operating Officer of Digital Boardwalk, a leading internet development firm and interactive agency.

RALPH SORRENTINO

      Mr. Sorrentino is President and CEO of DC2 Corp., a wholly owned subsidiary of Arthur Treacher's Inc. Prior thereto, Mr. Sorrentino served as CFO of Liberty Digital and its predecessor, TCI Music.

      The Company has also formed a Medical Advisory Board of ConnectivHealth, which consists of the following individuals:

      M. JOYCELYN ELDERS, MD - former U.S. Surgeon General from 1993 to 1994, earning a reputation for increasing prenatal care for poor women and in-home care for the terminally ill, and expanding mammography and HIV testing. Prior to her appointment by President Clinton, she was Head of the Arkansas Department of Health and President of the Association of State and Health Officers. One of eight children, Dr. Elders served as a physical therapist in the U.S. Army, and attended the University of Arkansas under the G.I. Bill. A pediatric endocrinologist with expertise in public health and adolescent medicine, Dr. Elders is currently a Professor Emeritus of Pediatrics at the University of Arkansas School of Medicine.

      PENELOPE HITCHCOCK, DVM, MS - heads the Sexually Transmitted Disease Branch at the National Institute of Allergy and Infectious Diseases, National Institutes of Health (NIH). In this capacity, she administers a research program combining biomedical, behavioral, clinical and epidemiological approaches to the prevention of STDs, including HIV. She has training in molecular biology and was associate professor at the University of Tennessee prior to joining NIH.

      KING HOLMES, MD, PH.D. - is a professor of medicine at the University of Washington Medical School. He directs the Center for AIDS and STD Research in Seattle and has served as chief of medicine at Harborview Medical Center and vice chairman of the Department of Medicine at the University of Washington. He is the recipient of many awards in his field and serves as an elected member of the National Academy of Science.

      ELI COLEMAN, PH.D. - directs the program in human sexuality at the University of Minnesota Medical School and serves on the executive committee of the International Academy of Sex Research. A past president of the Society for the Scientific Study of Sexuality, he is an expert on clinical issues in human sexuality, especially those involving homosexuality.

      JULIA HEIMAN, PH.D. - is Professor of Psychiatry and Behavioral Sciences at the University of Washington Medical Center. A well-known expert in the field of sexual health, she co-directs the Reproductive and Sexual Medicine Clinic of the University of Washington Psychiatry and Urology Departments, and is past president of The International Academy of Sex Research.

      DEBRA W. HAFFNER, MPH - the former head of SIECUS, the Sexuality Information and Education Council of the United States. Author of numerous articles and several books on sexual health topics.

      MICHAEL V. REITANO, MD - has forged a unique role as clinical expert and health educator, pursuing a special interest in women's healthcare and sexual health generally. As an outspoken advocate of a more informed dialogue about sexuality, Dr. Reitano was the Executive Publisher and Editor-in-Chief of SEXUAL HEALTH MAGAZINE. Dr. Reitano earned his medical degree at the New York University School of Medicine. He is a founder of the Herpes Advice Center, an educational outreach program covering a number of sexually transmitted infections.

      All members of the Company's Advisory Boards have received options to purchase Common Stock of the Company.

REVERSE SPLIT

      GENERAL

      As of March 12, 2001, stockholders representing 53.2% of the issued and outstanding shares of the Common Stock of the Company have approved an amendment to the Company's Amended and Restated Certificate of Incorporation to authorize the Company to effect a reverse split (the "Reverse Split") that will cause all issued and outstanding Common Stock to be split, on a reverse basis, up to one-for-ten. The Reverse Split, as and when it is implemented, will not affect the number of authorized shares of the Company's Common Stock. Any such Reverse Split will effectively increase the number of available authorized shares of Common Stock. As described below, the primary objective of the Board of Directors if it were to effect a Reverse Split would be to seek to increase the per share market price of the Common Stock. The Company intends to mail an Information Statement to the holders of record of the Company's Common Stock setting forth the foregoing in April 2001.

      EFFECTS OF REVERSE SPLIT

      EFFECT ON MARKET FOR COMMON STOCK. The Company has been attempting to increase the liquidity of its Common Stock, which currently is traded on the OTC Bulletin Board. Towards that end, the Company has filed an application to have its Common Stock listed on the American Stock Exchange ("AMEX"). The Company has received one letter of comment from the AMEX in addition to certain informal requests, and is pursuing its application. No assurance can be given, however, that the Company will be successful in obtaining an AMEX listing or that if such a listing is obtained, it will result in increased liquidity for the Company's Common Stock.

      On March 30, 2001, the last reported closing price of the Company's Common Stock on the OTC Bulletin Board was $0.39 per share. By effecting the Reverse Split and decreasing the number of shares of Common Stock otherwise outstanding without altering the aggregate economic interest in the Company represented by such shares, the Board of Directors believes that the trading price for the Common Stock will be increased. However, since there are numerous factors and contingencies that could affect the bid price of the Common Stock, there can be no assurance that such increase in the price will occur, or if it does occur that such higher price will be maintained.

      In addition, the Board of Directors believes that the Reverse Split should, although there can be no assurance, enhance the acceptability of the Company's Common Stock by the financial community and investing public. The reduction in the number of issued and outstanding shares of Common Stock caused by the Reverse Split is anticipated initially to increase proportionately the per share market value of the Company's Common Stock. The Board of Directors also believes that the Reverse Split may result in a broader market for the Company's Common Stock than that which currently exists. The expected increase price level may encourage interest and trading in the Common Stock and possibly promote greater liquidity for the Company's stockholders, although such liquidity could be adversely affected by the reduced number of shares of Common Stock outstanding after the effectiveness of the Reverse Split.

      In connection with the foregoing, the Company recently retained Madison & Wall Worldwide, Inc. as its investor relations firm and Eisenberg Communications as its public relations firm, in order to help the Company achieve a higher profile in the investment community.

      EFFECTS ON NUMBER OF SHARES AVAILABLE FOR ISSUANCE. A Reverse Split will decrease the number of outstanding shares of Common Stock. Assuming a Reverse Split on a one-for-ten basis, the 21,532,155 shares of Common Stock issued and outstanding as of the effective date of the Reverse Split would, together with the 10,289,552 shares of Common Stock issuable upon and, assuming the exercise of, all outstanding warrants and options, be converted into approximately 3,182,170 shares of Common Stock. Because the number of shares of Common Stock authorized for issuance by the Certificate of Incorporation, as amended, following the Reverse Split would remain at 40,000,000 shares, the Reverse Split would result in approximately 28,639,537 additional (or post-split) shares of Common Stock available for issuance by the Company. In lieu of issuing any fractional shares as a result of the Reverse Split, the Company will round the number of shares each shareholder is entitled to receive as a result of the Reverse Split to the nearest whole number of shares.

      The Board of Directors believes that a Reverse Split can provide flexibility for the Company in meeting its possible needs by assisting the Company to raise additional capital through the issuance of Common Stock or securities convertible into or exercisable for Common Stock, to make additional stock awards under the Company's employee benefit plans and/or to employ Common Stock as a form of consideration for acquisitions. Other than in connection with the Company's stock option plan, the Company does not presently intend to issue any additional shares for any specific purpose.

      EFFECT ON THE COMPANY'S DERIVATIVE AND CONVERTIBLE SECURITIES. The total number of shares of Common Stock issuable upon the exercise of options and warrants to acquire such shares, and the exercise price thereof, shall be proportionally adjusted to reflect any Reverse Split.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2000 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis, except as hereinafter set forth. Messrs. Goddard and Berkowitz failed to timely file Form 3's upon becoming directors of the Company. BankBoston Ventures failed to timely file a Form 3 upon becoming a 10% stockholder of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

      The following summary compensation table sets forth the aggregate compensation paid to, or earned by, the Chief Executive Officer and the other most highly compensated executive officer for the years ended December 31, 2000 and 1999 whose total annual salary and bonus exceeded $100,000 for 2000 and 1999 (collectively the "Named Executive Officers").

SUMMARY COMPENSATION TABLE


                                                                                                              LONG-TERM
                                                           ANNUAL COMPENSATION                               COMPENSATION
                                       -------------------------------------------------------------  ---------------------
                                                                                                              SECURITIES
                                                                                     OTHER ANNUAL             UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR    SALARY ($)      BONUS ($)          COMPENSATION ($)        OPTIONS/SARS(#)
---------------------------              ----    ----------      ---------          ----------------        ---------------

Robert Miller(1).....................      2000      $200,000        --                 --                        --
  Co-Chairman                              1999       $34,615        --                 --                        --
Elliot Goldman(2)....................      2000      $146,154        --                 --                        --
  President and                            1999            --        --                 --                        --
  Chief Executive Officer
Alan L. Schaffer(3)..................      2000      $134,154        --                 --                        --
  Chief Financial Officer                  1999       $14,019        --                 --                        --

----------
(1) For the year 2000, Mr. Miller served as the President and Chief Executive Officer. In January 2001, Mr. Miller relinquished these positions and was appointed Co-Chairman. For the year 2000 he was paid an annual salary of $200,000, subject to such increases or bonuses as the Board of Directors shall authorize. As of March 1, 2001, Mr. Miller agreed to reduce his salary to $100,000. See "Executive Compensation - Employment Agreements."

(2) For the year 2000 Mr. Goldman served as Chief Operating Officer. In January 2001 Mr. Goldman was promoted and appointed President and Chief Executive Officer. For the year 2000 he was paid an annual salary of $200,000, subject to such increases or bonuses as the Board of Directors shall authorize. From January through February 2001, Mr. Goldman's salary was increased to $250,000. As of March 1, 2001, Mr. Goldman agreed to reduce his salary to $150,000. See "Executive Compensation - Employment Agreements."

(3) Mr. Schaffer was appointed Chief Financial Officer of the Company in November 1999 and left the employ of the Company in November 2000. He was being paid an annual salary of $135,000 plus a minimum annual bonus of $10,000.


OPTION GRANTS IN 2000

      The following table sets forth certain information concerning the grant of stock options in 2000 to each of the Named Executive Officers.


                                 NUMBER OF
                                 SECURITIES     PERCENTAGE TO TOTAL
                                 UNDERLYING     OPTIONS GRANTED TO   EXERCISE PRICE
NAME                           OPTIONS GRANTED  EMPLOYEES IN 2000       ($/SHARE)     EXPIRATION DATE
----                           ---------------  -----------------       ---------     ---------------

Elliot Goldman..............           500,000        100.00%            (1)               (1)

----------
      (1) Pursuant to his employment agreement with the Company, the Company has granted Mr. Goldman an option to purchase all or any part of an aggregate of 500,000 shares of the Company's Common Stock at an exercise price of $1.28 per share, of which 125,000 shares are immediately exercisable, one-quarter will be exercisable after one year of service, one-quarter after two years of service and the final one-quarter will be exercisable after three years of service. Mr. Goldman's options shall terminate upon the later to occur of (a) the expiration of the term of Mr. Goldman's employment with the Company, or (b) November 10, 2006. Upon his appointment as President and Chief Executive Officer in January 2001, the Company granted Mr. Goldman an additional option to purchase all or any part of an aggregate of 500,000 shares of the Company's Common Stock at an exercise price of $1.50, of which 250,000 are immediately exercisable and 250,000 shares will be exercisable when and if the Company achieves certain revenue levels.

AGGREGATE OPTION EXERCISES IN 2000 AND 2000 YEAR-END OPTION VALUES

      The following table sets forth certain information concerning the Named Executive Officers with respect to the number of shares covered by exercisable and unexercisable stock options at December 31, 2000 and the aggregate value of exercisable and unexercisable "in-the-money" options at December 31, 2000. No options were exercised by the Named Executive Officers in 2000.


       NAME                               NUMBER OF SECURITIES       VALUE OF UNEXERCISED
       ----                              UNDERLYING UNEXERCISED      IN-THE MONEY OPTIONS
                                       OPTIONS AT FISCAL YEAR-END     AT FISCAL YEAR-END(1)
                                       --------------------------     ---------------------
                                        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                                        -------------------------   -------------------------
       Robert Miller...................      1,303,833/651,917            $-0-/$-0-
       Elliot Goldman..................        125,000/375,000            $-0-/$-0-

-----------
      (1) The value of unexercised "in-the-money" options is equal to the difference between the closing bid price of the common stock on the OTC Bulletin Board as of December 31, 2000 ($0.9375) and the option exercise price per share, multiplied by the number of shares subject to options.

DIRECTOR COMPENSATION

      The Company's directors do not receive compensation for their services as directors, but are reimbursed for all reasonable out-of-pocket expenses incurred in connection with each Board of Directors meeting attended. On April 19, 2000, David Goddard and Ivan Berkowitz were granted options to acquire 100,000 shares each of the Company's common stock at an exercise price of $2.75. Fifty percent of the shares are immediately exercisable, twenty-five percent of the shares will be exercisable after one year of service and twenty-five percent of the shares will be exercisable after two years of service. The options will terminate on April 19, 2005.

EMPLOYMENT AGREEMENTS

      The Company has entered into an employment contract, dated as of April 11, 2000, with Elliot Goldman for an initial term of three years. The Agreement was amended by Board vote in January 2001. The initial term shall automatically be extended by one additional year at the end of the Initial Term and each subsequent anniversary thereafter, unless, at least one hundred twenty (120) days prior to any such renewal date either Mr. Goldman or the Company shall deliver written notice to the other that the term will not be further extended. Pursuant to the Employment Agreement, as amended, Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company at an initial annual salary of $250,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize. The Company also entered into an option agreement with Mr. Goldman pursuant to which Mr. Goldman was granted an option to purchase all or any part of an aggregate of 500,000 shares of the Common Stock of the Company at an exercise price of $1.28 per share. One quarter of such option shares are currently vested, and an additional one quarter of such option shares shall vest on each subsequent anniversary of the agreement until all of such option shares are fully vested. All unvested shares shall vest automatically under certain circumstances. Unless terminated earlier in accordance with the terms and conditions of the option agreement, the option shall terminate on April 10, 2006. Upon his appointment as President and Chief Executive Officer in January 2001, the Company granted Mr. Goldman an additional option to purchase all or any part of an aggregate of 500,000 shares of the Company's Common Stock at an exercise price of $1.50, of which 250,000 are immediately exercisable and 250,000 shares will be exercisable when and if the Company achieves certain revenue levels.

      The Company has entered into an employment contract, dated as of November 16, 1999 with Robert Miller for an initial term of three years. This agreement was also amended by Board vote in January 2001. The initial term shall automatically be extended by one additional year at the end of the initial term and each subsequent anniversary thereafter, unless, at least one hundred twenty
(120) days prior to any such renewal date either Mr. Miller or the Company shall deliver written notice to the other that the term will not be further extended. Pursuant to the employment agreement, as amended, Mr. Miller serves as a Director and co-chairman of the Company at an initial annual salary of $200,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize. The Company also entered into an option agreement with Mr. Miller pursuant to which the Company granted to Mr. Miller an option to purchase all or any part of an aggregate of 1,955,750 shares of the Common Stock of the Company, at the following exercise prices: 50% of the Option Shares at $1.30 per share, 25% at $1.50 per share; and 25% at $1.70 per share. Two-thirds, or 1,303,899, Option Shares have vested, and the remaining one-third of the option shares vest on November 16, 2001. All unvested shares shall vest automatically under certain circumstances. Unless terminated earlier in accordance with the terms and conditions of the option agreement, the Option shall terminate upon the later to occur of (a) the expiration of the term of Mr. Miller's employment agreement with the Company, or (b) five years from the original date of grant of the Option.

      Both Messrs. Goldman and Miller have voluntarily reduced their annual cash compensation to $150,000 and $100,000, respectively, as of March 1, 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 31, 2001, regarding the beneficial ownership of the Company's common stock (assuming the sale of the maximum number of Shares that are being offered hereby) by: (i) each person known by the Company to own beneficially more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) the Company's Chief Executive Officer and the other executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2000 exceeded $100,000, and
(iv) all officers and directors of the Company as a group.


     NAME AND ADDRESS OF                                 PERCENTAGE
      BENEFICIAL OWNER(1)         NUMBER OF SHARES(2)     OF CLASS
----------------------------    ----------------------  ------------
Atlantis Equities, Inc.(3)
750 Lexington Avenue
New York, NY  10022                 5,529,936           24.80%

BankBoston Ventures, Inc.
100 Federal Street
Boston, MA  02110                   2,134,499            9.91%


     NAME AND ADDRESS OF                                 PERCENTAGE
      BENEFICIAL OWNER(1)         NUMBER OF SHARES(2)     OF CLASS
-------------------------------  ----------------------  ------------

Robert Miller(4)
c/o ConnectivCorp.
29 West 57th Street, 9th Floor
New York, NY  10019                 3,092,391           13.54%

Elliot Goldman(5)
c/o ConnectivCorp.
29 West 57th Street, 9th Floor
New York, NY  10019                   375,000                *

David Goddard(6)
c/o ConnectivCorp.
29 West 57th Street, 9th Floor
New York, NY  10019                    50,000                *

Ivan Berkowitz(7)
c/o ConnectivCorp.
29 West 57th Street, 9th Floor
New York, NY  10019                    50,000                *

Entertainment Finance
International, LLC(8)
110 East 57th Street
New York, NY  10019                 1,466,080            6.37%

Joel Arberman
8384 Roswell Road, Suite K
Atlanta, GA  30350                  1,142,550            5.30%

All directors and executive
officers as a group
(5 persons)(9)                      9,097,327           36.82%

*less than 2%
----------

(1) Except as indicated in these notes and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investing power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of the date shown above

(3) Includes 762,064 shares issuable upon exercise of options granted to Atlantis Equities, Inc. having an exercise price of $2.50 per share and expiring on December 31, 2002. Robert Ellin, the Co-Chairman of the Company, is a principal of Atlantis Equities, Inc.

(4) Includes 1,303,834 immediately exercisable options that have been granted to Mr. Miller pursuant to his employment agreement with the Company, but does not include 651,916 options that have been granted to Mr. Miller that are not yet exercisable.

(5) Includes 375,000 immediately exercisable options that have been granted to Mr. Goldman pursuant to his employment agreement with the Company, but does not include 625,000 options that have been granted to Mr. Goldman that are not yet exercisable nor 500,000 additional options granted to Mr. Goldman in January 2001.

(6) Includes 50,000 immediately exercisable options that have been granted to Mr. Goddard, but does not include 50,000 options that have been granted to Mr. Goddard that are not yet exercisable.

(7) Includes 50,000 immediately exercisable options that have been granted to Mr. Berkowitz, but does not include 50,000 options that have been granted to Mr. Berkowitz that are not yet exercisable.

(8) Consists of warrants issued to Entertainment Finance Ltd., a lender to Cakewalk BRE LLC, an indirect wholly owned subsidiary of the Company, having an exercise price of $.01 per share and expiring June 29, 2004.

(9) Includes (i) 762,064 immediately exercisable options held by Atlantis Equities, Inc.; (ii) 1,303,834 immediately exercisable options that have been granted to Mr. Miller pursuant to his employment agreement with the Company, but does not include 651,916 options that have been granted to Mr. Miller that are not yet exercisable; (iii) 575,000 immediately exercisable options that have been granted to Mr. Goldman pursuant to his employment agreement with the Company, but does not include 625,000 options that have been granted to Mr. Goldman that are not yet exercisable nor 500,000 additional options granted to Mr. Goldman in January 2001; (iv) 50,000 immediately exercisable options that have been granted to Mr. Goddard, but does not include 50,000 options that have been granted to Mr. Goddard that are not yet exercisable; and (v) 50,000 immediately exercisable options that have been granted to Mr. Berkowitz, but does not include 50,000 options that have been granted to Mr. Berkowitz that are not yet exercisable.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      CONSULTING AGREEMENT. The Company has retained the services of Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement Letter dated October 29, 1999, as amended on January 1, 2001, (the "Engagement Letter"). Robert Ellin, the Co-Chairman of the Company, is a principal of Atlantis. In consideration for the services to be provided by Atlantis under the Engagement Letter, Atlantis is paid a monthly fee of $12,500 (plus reimbursement of reasonable and actual out-of-pocket expenses). The term of the Engagement Letter is three years, and shall automatically renew for successive one year terms (subject to the right of any party to terminate the engagement upon 90 days' written notice before the end of any such term). The Company has also granted Atlantis an option to acquire up to 762,064 shares of the Company's Common Stock at an exercise price of $2.50 per share which expires on December 31, 2002.

      Atlantis has voluntarily agreed to reduce its monthly cash compensation to $6,250 as of March 1, 2001.

      The Company is also a party to certain employment arrangements with its executive officers. See "Executive Compensation."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Unless otherwise indicated, the following is a list of Exhibits filed as a part of this Annual Report on Form 10-KSB:


  EXHIBIT
   NUMBER                           DESCRIPTION OF DOCUMENT
   ------                           -----------------------
           2.1 Contribution Agreement, dated as of October 29, 1999 between CDbeat.com, Inc. and Cakewalk LLC                  (C)
               Amendment Agreement, dated as of November 16, 1999 by and among Atlantis Equities, Inc., Dylan LLC,
           2.2 CDbeat.com, Inc., Cakewalk LLC and 32 Records LLC                                                               (C)
           3.1 Articles of Incorporation and By-laws                                                                           (A)
          10.1 Warrant Agreement, dated September 23, 1999 between the Company and Atlantis Equities, Inc.                     (B)
          10.2 Employment Agreement, dated as of November 16, 1999 between CDBeat.com, Inc. and Robert Miller                  (C)
          10.3 Stock Option Plan                                                                                               (A)
          10.4 Engagement Letter, dated October 29, 1999 between Atlantis Equities, Inc. and the Company                       (F)
               Warrant Amendment Agreement, dated as of November 16, 1999 by and among Atlantis Equities, Inc. Dylan LLC
          10.5 and the Company                                                                                                 (F)
          10.6 Employment Agreement, dated as of April 11, 2000 between CDbeat.com, Inc. and Elliot Goldman                    (F)
          10.7 Stock Option Agreement, dated as of April 11, 2000 between CDbeat.com, Inc. and Elliot Goldman
               Indenture, dated as of June 29, 1999 by and among Cakewalk BRE LLC, Entertainment Finance International, LLC
          10.8 and RZ0 Corporate Administration, Inc.                                                                          (F)
               Servicing Agreement, dated as of June 29, 1999 by and among Cakewalk BRE, Entertainment Finance
          10.9 International, LLC and RZ0 Corporate Administration, Inc.                                                       (F)
         10.10 Management Agreement, dated as of June 29, 1999 by and among Cakewalk LLC, Cakewalk BRE LLC and
               Entertainment Finance International, LLC                                                                        (F)
         10.11 Capital Contribution Agreement, dated as of June 29, 1999 between Cakewalk LLC and Cakewalk BRE LLC             (F)
         10.12 Consulting Agreement, dated as of October 18, 2000 by and between ConnectivCorp and Entertainment Finance
               International LLC                                                                                                *
         10.13 Content Agreement, dated as of November 27, 2000 between ConnectivCorp and iWon, Inc.                            *
         10.14 License and Distribution Agreement, dated as of March 29, 2001 by and between ConnectivHealth and
               drkoop.com, Inc.                                                                                                 *
          21.1 Subsidiaries of the Company                                                                                      *

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


  EXHIBIT
   NUMBER                           DESCRIPTION OF DOCUMENT
   ------                           -----------------------

           (F) Incorporated by reference to the Company's Annual Report on Form
               10-K/SB filed with the Commission on April 14, 2000.


*     Filed herewith.

      (b) The Company did not file any reports on Form 8-K during the fourth quarter of 2000. During the first quarter of 2001, the Company filed a Form 8-K on January 17, 2001.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.


                                    CONNECTIVCORP.





                                    By: /s/ Elliot Goldman
                                       --------------------
                                        Elliot Goldman
                                        President and Chief Executive Officer


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


      SIGNATURE                          TITLE                        DATE


 /s/ Elliot Goldman      President, Director and Chief          April 16, 2001
-------------------      Executive Officer
   Elliot Goldman        (Principal Executive Officer)

/s/ Robert Miller        Co-chairman                            April 16, 2001
-----------------
    Robert Miller

/s/ Robert Ellin         Co-chairman                            April 16, 2001
----------------
    Robert Ellin

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

10.12 Consulting Agreement, dated as of October 18, 2000 by and between ConnectivCorp and Entertainment Finance International LLC
10.13          Content Agreement, dated as of November 27, 2000 between
               ConnectivCorp and iWon, Inc.
10.14 License and Distribution Agreement, dated as of March 29, 2001 by and between ConnectivHealth and drkoop.com, Inc.
21.1           Subsidiaries of the Company

                          INDEX TO FINANCIAL STATEMENTS

                                                                PAGE

Report of Independent Public Accountants                        F-2
Consolidated Balance Sheet                                      F-3
Consolidated Statements of Operations                           F-4
Consolidated Statements of Shareholders' Equity                 F-5
Consolidated Statements of Cash Flows                           F-6
Notes to Consolidated Financial Statements                      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Shareholders of ConnectivCorp:

      We have audited the accompanying consolidated balance sheet of ConnectivCorp and subsidiaries (a Delaware Corporation) as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConnectivCorp and subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has not generated revenues from its proposed business model that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          /s/ Arthur Andersen LLP

New York, New York
March 21, 2001

                                  CONNECTIVCORP
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

  ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                                 $  1,818,631
  Prepaid expenses                                                42,781
                                                            ------------
  Total Current Assets                                         1,861,412
                                                            ------------
  EQUIPMENT:
  Equipment, net of accumulated depreciation of $2,921             8,785
                                                            ------------

  OTHER ASSETS:
  Cost of acquired software, net of accumulated
  amortization of $980,000                                     3,220,000
  Goodwill, net of accumulated amortization of $139,800          559,200
  Cost of publications acquired, net of
      accumulated amortization of $2,375                          92,625
  Other assets                                                    18,850
                                                            ------------
  Total Other Assets                                           3,890,675
                                                            ------------
  Total Assets                                              $  5,760,872
                                                            ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    314,411
                                                            ------------
  Total Current Liabilities                                      314,411
                                                            ------------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:
  Preferred Stock, $.001 par value
  10,000,000 shares authorized, Series D                              --
  Common Stock, $.001 per value
  40,000,000 shares authorized, 21,532,155
  issued and outstanding                                          21,532
  Paid in capital                                             19,595,726
  Deferred compensation                                         (855,609)
  Accumulated deficit                                        (13,315,188)
                                                            ------------
  Total Shareholders' Equity                                   5,446,461
                                                            ------------
  Total Liabilities and Shareholders' Equity                $  5,760,872
                                                            ============




  The accompanying notes are an integral part of these consolidated statements

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                      2000                1999
                                                   ------------      ------------
Revenue
Consulting fees                                    $     80,000      $         --

General and administrative expenses                   5,265,695         2,171,577
                                                   ------------      ------------

Operating loss                                       (5,185,695)       (2,171,577)

Interest income                                         102,674                --
                                                   ------------      ------------

Loss from continuing operations before
 income tax benefit                                  (5,083,021)       (2,171,577)
Income tax benefit                                      116,000           583,000
                                                   ------------      ------------
Loss from continuing operations                      (4,967,021)       (1,588,577)
Loss from discontinued operations,
after income taxes ($0)                              (1,412,700)       (1,475,301)
                                                   ------------      ------------
Net loss
                                                   $ (6,379,721)     $ (3,063,878)
                                                   ============      ============

 Net loss per common share- basic and diluted:
 Loss from continuing operations                         $(0.24)           $(0.28)
 Loss from discontinued operations                        (0.07)            (0.26)
                                                   ------------      ------------
 Net loss per common share- basic and diluted            $(0.31)           $(0.54)
                                                   ============      ============

Weighted average shares outstanding:
basic and diluted                                    20,600,339         5,664,617
                                                   ============      ============






  The accompanying notes are an integral part of these consolidated statements

                                  CONNECTIVCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                CLASS A       CLASS B        WARRANT      PREFERRED      COMMON       PAID IN
                                                 UNITS         UNITS        VALUATIONS      STOCK         STOCK       CAPITAL
                                             -----------------------------------------------------------------------------------

BALANCE, December 31, 1998                   $  2,609,678  $  2,208,853  $     67,925  $         --  $         -- $         --

Issuance of warrants in conjunction with
  long-term debt, at fair value                        --            --     1,851,473            --            --           --
Conversion of Cakewalk LLC Capital Accounts    (2,609,678)   (2,208,853)   (1,919,398)           --            --    6,737,929
Acquisition of CDBeat common stock                     --            --            --            --         1,955    1,097,448
Acquisition of CDBeat accumulated deficit              --            --            --            --            --   (1,148,428)
Acquisition of CDBeat software                         --            --            --            --         8,308    3,901,238
Issuance of options for consulting services            --            --            --            --            --      911,093
Recognition of deferred compensation                   --            --            --            --            --    1,080,965
Amortization of deferred compensation             497,426            --       497,426
Issuance of common stock to Atlantis
Equities/Dylan Inc.                                    --            --            --            --         7,819      992,181
Net loss                                               --            --            --            --            --           --
                                             -----------------------------------------------------------------------------------

BALANCE, December 31, 1999                             --            --            --            --        18,082   13,572,426

Adjustment of cost of acquired software                --            --            --            --            --      290,454
Issuance of 121,494 shares with respect to
  1999 business combination of ConnectivCorp
  and Cakewalk LLC as an adjustment to
  purchase price                                       --            --            --            --           121         (121)
Placement fee paid with respect to 1999
  business combination of ConnectivCorp and
  Cakewalk LLC                                         --            --            --            --            --      (90,000)
Issuance of 2,661,352 shares of Series D
Preferred Stock in Private Placement                   --            --            --         2,661            --    2,995,076
Issuance of 648,128 shares of
  Common Stock in Private Placement                    --            --            --            --           648      729,400

Conversion of shares of preferred
  stock to common stock                                --            --            --        (2,661)        2,661           --

Issuance of 19,531 shares in satisfaction
  of liability to shareholder                          --            --            --            --            20       24,980
Issuance of stock options for
  consulting services                                  --            --            --            --            --    1,493,261
Issuance of stock options to an officer                --            --            --            --            --      580,250
Amortization of deferred compensation                  --            --            --            --            --           --
Net loss                                               --            --            --            --            --           --
                                             -----------------------------------------------------------------------------------

BALANCE, December 31, 2000                   $         --  $         --  $         --  $         --  $     21,532 $ 19,595,726
                                             ===================================================================================


                                                                             TOTAL
                                               DEFERRED     ACCUMULATED   SHAREHOLDERS'
                                             COMPENSATION     DEFICIT        EQUITY
                                             ------------------------------------------

BALANCE, December 31, 1998                   $         --  $ (3,871,589) $  1,014,867

Issuance of warrants in conjunction with
  long-term debt, at fair value                        --            --     1,851,473
Conversion of Cakewalk LLC Capital Accounts            --            --            --
Acquisition of CDBeat common stock                     --            --     1,099,403
Acquisition of CDBeat accumulated deficit              --            --    (1,148,428)
Acquisition of CDBeat software                         --            --     3,909,546
Issuance of options for consulting services            --            --       911,093
Recognition of deferred compensation           (1,080,965)           --            --
Amortization of deferred compensation
Issuance of common stock to Atlantis
Equities/Dylan Inc.                                    --            --     1,000,000
Net loss                                               --    (3,063,878)   (3,063,878)
                                             ----------------------------------------

BALANCE, December 31, 1999                       (583,539)   (6,935,467)    6,071,502

Adjustment of cost of acquired software                --            --       290,454
Issuance of 121,494 shares with respect to
  1999 business combination of ConnectivCorp
  and Cakewalk LLC as an adjustment to
  purchase price                                       --            --            --
Placement fee paid with respect to 1999
  business combination of ConnectivCorp and
  Cakewalk LLC                                         --            --       (90,000)
Issuance of 2,661,352 shares of Series D
Preferred Stock in Private Placement                   --            --     2,997,737
Issuance of 648,128 shares of
  Common Stock in Private Placement                    --            --       730,048

Conversion of shares of preferred
  stock to common stock                                --            --            --

Issuance of 19,531 shares in satisfaction
  of liability to shareholder                          --            --        25,000
Issuance of stock options for
  consulting services                          (1,493,261)           --            --
Issuance of stock options to an officer          (580,250)           --            --
Amortization of deferred compensation           1,801,441            --     1,801,441
Net loss                                               --    (6,379,721)   (6,379,721)
                                             ----------------------------------------

BALANCE, December 31, 2000                   $   (855,609) $(13,315,188) $  5,446,461
                                             ========================================



  The accompanying notes are an integral part of these consolidated statements

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                                          2000              1999
                                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $(6,379,721)     $(3,063,878)
  Adjustments to reconcile net loss
     to net cash used in operating activities:

      Depreciation and amortization                                                        995,458          130,772
      Compensation cost associated with issuance of common stock                                --          497,426
      Consulting expenses associated with issuance of common stock                              --          911,093
      Loss on disposal of equipment                                                         10,740               --
      Non-cash compensation expense                                                      1,801,441               --
      Income tax benefit                                                                  (116,000)              --
      Loss from discontinued operations                                                  1,412,700        1,475,301
      Changes in assets and liabilities:
        Prepaid expenses                                                                   (19,270)              --
        Other assets                                                                        (3,611)         (38,750)
        Accounts payable and accrued expenses                                               22,364         (239,284)
                                                                                       -----------      -----------
          Net cash used in operating activities                                         (2,275,899)        (327,320)
          Net cash provided by discontinued operations                                          --          194,338
                                                                                       -----------      -----------
          Net cash used in operations                                                   (2,275,899)        (132,982)
                                                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of equipment                                                                 (5,054)         (12,102)
  Acquisitions of publications                                                             (95,000)              --
  Cash acquired through acquisition                                                             --           23,834
                                                                                       -----------      -----------
          Net cash (used in) provided by investing activities                             (100,054)          11,732
          Net cash used in discontinued operations                                              --           (2,888)
                                                                                       -----------      -----------
          Net cash (used in) provided by investing activities                             (100,054)           8,844
                                                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                        --        1,000,000
  Cash received from Private Placement (net of issuance costs)                           3,637,785               --
                                                                                       -----------      -----------
          Net cash provided by financing activities before discontinued operations       3,637,785        1,000,000
          Net cash used in discontinued operations                                              --         (319,063)
                                                                                       -----------      -----------
          Net cash provided by financing activities after discontinued operations        3,637,785          680,937
                                                                                       -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                1,261,832          556,799
CASH AND CASH EQUIVALENTS, beginning of year                                               556,799               --
                                                                                       -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                                                 $ 1,818,631      $   556,799
                                                                                       ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of Preferred to Common Stock                                                $ 2,997,737
                                                                                       ===========
Fair value of warrants to purchase Common Stock issued in
  conjunction with Private Placement                                                     9,764,458
                                                                                       ===========

Fair value of warrants issued to Placement Agent                                       $ 1,146,880
                                                                                       ===========
Increase in cost of acquired software                                                  $   290,454
                                                                                       ===========





  The accompanying notes are an integral part of these consolidated statements

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

ConnectivCorp (the "Company") was incorporated on May 8, 1998 under the name SMD Group, Inc., which was subsequently changed to CDBeat.com, Inc. Following the Company's business combination with Cakewalk LLC, the name was changed to Spinrocket.com, Inc. On September 11, 2000, in order to better reflect and describe the Company's current strategic direction, the name was changed to ConnectivCorp. On November 16, 1999, the Company, through its wholly-owned subsidiary, 32 Records LLC ("32 LLC") merged with Cakewalk LLC ("Cakewalk") in a transaction accounted for by the purchase method wherein Cakewalk LLC was deemed to be the acquiror and ConnectivCorp the acquiree (the "Merger" or "Business Combination").

ConnectivCorp's mission is to facilitate the online connection between aggregated, targeted and profiled consumers, and marketers desiring to reach those consumers. Operating through its subsidiary, ConnectivHealth, the Company functions as a deep content provider and marketing company that facilitates the online connection between healthcare-oriented consumers, patients and caregivers, and those health care companies desiring to serve their healthcare needs.

On March 30, 2000, the Company decided to exit the business conducted by 32 LLC by March 2001 and recharacterized 32 LLC as a discontinued operation for financial reporting purposes. Since March 30, 2000, 32 LLC has been operating the business and has sought to sell the business or assets. During the second quarter of 2000, the Company wrote off the business of 32 LLC in its consolidated financial statements. On February 2, 2001, the net assets of 32 LLC were surrendered to Entertainment Finance International, Inc. ("EFI") under a default of the loan agreement. There was no other business conducted related to the discontinued operation after the surrender.

UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since it's inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of December 31, 2000 is approximately $13 million. To date, the Company has not generated any revenue from its proposed business model, which contemplates selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a loss from continuing operations of approximately $4.9 million and a net loss of approximately $6.4 million for the year ended December 31, 2000. Additionally, cash used in operations totaled approximately $2.3 million for the year ended December 31, 2000, while cash and cash equivalents at December 31, 2000 totaled approximately $1.8 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to execute its business strategy and/or its ability to raise additionally equity.

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

UNCERTAINTY (CONTINUED)

The Company's near term operating strategy focuses on the continued execution of its business plan. To date, the Company has successfully launched SexHealth.com, and entered into Content Agreements with several major hosts, thereby exposing the Company's content to millions of potential users, the Company has not yet been able to convert a meaningful number of these consumers to users of SexHealth.com, either directly or through the various host sites. Additionally, the Company has not yet signed any agreements with any pharmaceutical or offer healthcare company to use the Company's services. The Company has currently evaluated its current operating costs and has undertaken measures to reduce these costs, which include the reduction of salaries and payments to consultants. It is projected that these cuts will reduce the annual cash expenditures by approximately $449,000. The Company is also exploring its ability to raise additional equity through a private placement of the Company's preferred stock. The Company believes that it will be able to raise additionally equity capital, and that the capital raised will be sufficient to fund and execute its business plan when combined with the Company's current cash position.

The Company's ability to operate as a going concern is dependent on its ability to execute its business plan and/or raise additionally equity. There can be no assurance that the Company will be able to achieve or sustain any level of profitability in the future. Future operating results will depend on a number of factors, including demand for, and market acceptance of, the Company's services and prevailing economic conditions. While the Company has reduced its operating expenses, no assurance can be given that the Company can sustain these operating levels. Moreover, the Company has not yet generated any meaningful revenues, and no assurance can be given that it will do so in the future. There can be no assurance that the Company will generate sufficient revenues to ever achieve profitability or otherwise sustain its profitability in the future. While the Company is exploring raising additional equity capital, there can be no assurance that the additional equity infusion will be consummated. However, although no assurances can be given, the Company is confident that it will be able to continue operating as a going concern.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated balance sheet includes the accounts of ConnectivCorp and its wholly-owned subsidiaries. The consolidated statements of operations, cash flows and changes in shareholders' equity includes the results of operations of Cakewalk for the years ended December 31, 2000 and 1999 and the results of operations of ConnectivCorp since the date of the Merger.

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

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

EQUIPMENT AND ACCUMULATED DEPRECIATION

Equipment is carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, which approximates three years.

SOFTWARE DEVELOPMENT COSTS

Software development costs represent the estimated value of the software owned by the Company at the time of the Business Combination with 32 LLC. These costs are being amortized using the straight-line method over the estimated useful life of five years. The Company recorded $849,028 and $130,318 for amortization for the years ended December 31, 2000 and 1999, respectively. The software will be incorporated into the Company's business model facilitating the ability of visitors to the Company's website to directly access sponsor provided information.

GOODWILL

Goodwill represents costs in excess of fair values assigned to underlying net assets acquired in the Business Combination and is being amortized over five years. The Company recorded amortization expense of $139,800 in the year ended December 31, 2000.

COSTS OF PUBLICATIONS ACQUIRED

The Company purchased sexual health publications in 2000. The publications provide content for the Company's website. The publications are being amortized using the straight-line method over five years. The Company recorded amortization expense of $2,375 in the year ended December 31, 2000.

LONG-LIVED INTANGIBLE ASSETS

The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be realizable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. For the years ended December 31, 2000 and 1999, there was no material impairment of the long-lived assets of the Company.

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999





NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes consulting revenues for technology services when the services are provided.

It is anticipated that future revenues will be recognized as services are delivered under terms of future contracts.

INCOME TAXES

Until November 16, 1999, 32 LLC, as a limited liability company, was taxed as a partnership for federal and state income tax purposes, and, as a result, its earnings were taxable directly to its members. Since the Business Combination, the Company has been taxed as a corporation and recognized losses for both financial and tax reporting purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's current financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

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

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." The adoption of SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001did not have a material impact on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN. 44), "Accounting for Certain transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25." FIN. 44 is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN. 44 did not have a material adverse effect on the Company's current or historical consolidated financial statements, but may affect future accounting regarding stock option transactions.

NOTE 2: LOSS PER COMMON SHARE

Loss per share was calculated as follows:


                                                   2000               1999
                                               ------------      ------------
Loss from continuing operations                $ (4,967,021)     $ (1,588,577)
Loss from discontinued operations                (1,412,700)       (1,475,301)
                                               ------------      ------------
Net loss                                       $ (6,379,721)     $ (3,063,878)
                                               ============      ============

Weighted average shares outstanding              20,600,339         5,664,617
                                               ============      ============

Basic and diluted loss per common share:
         Loss from continuing operations       $       (.24)     $       (.28)
         Loss from discontinued operations             (.07)             (.26)
                                               ------------      ------------
Net loss per common share                      $       (.31)     $       (.54)
                                               ============      ============

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 3: EQUIPMENT

Equipment as of December 31, 2000, is comprised of the following:


                                    2000
                                   -------

      Equipment                    $11,706
      Less- Accumulated
         depreciation                2,921
                                   -------
      Equipment, net               $ 8,785
                                   =======

For the year ended December 31, 2000, depreciation expense amounted to $2,921.

NOTE 4: INCOME TAXES

Until November 16, 1999, Cakewalk, a limited liability company, was taxed as a partnership for federal and state income tax purposes, and, as a result, its earnings were taxable directly to its members. Since the Business Combination, the Company has been taxed as a corporation and recognized losses for both financial and tax reporting purposes. The significant components of the deferred tax asset as of December 31, 2000, are as follows:

             Net operating loss                        $ 1,979,418
             Intangibles                                   645,677
             Non-cash compensation expense               1,283,984
             Other                                         834,259
                                                       -----------
             Total deferred tax asset                    4,743,338
             Liabilities                                (1,288,000)
                                                       -----------
             Net                                         3,455,338
             Less valuation allowance                   (3,455,338)
                                                       -----------
             Total deferred income tax asset - net     $        --
                                                       ===========


The Company established a valuation allowance to fully offset the deferred income tax asset as of December 31, 2000 due to the uncertainty of the Company's future realization of the tax assets.

The $116,000 deferred tax benefit results from the timing difference on the revaluation of software costs acquired in 1999. Subsequent to the Merger in 1999, the Company utilized $583,000 of deferred tax asset to offset a pre-acquisition deferred tax liability.

At December 31, 2000 the Company had a net operating loss carryforward of approximately $5 million for income tax purposes. The carryforwards expire through the year 2020 and are subject to limitations due to the ownership change.

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 5: STOCK OPTIONS

During 2000 and 1999, the Company granted options and warrants to purchase 5,737,435 and 5,010,828 shares of common stock which were outstanding as of December 31, 2000 and 1999, respectively. These options and warrants were granted to employees, consultants and others at exercise prices ranging from $.01 to $5.00, per share and are exercisable through 2010. As of December 31, 2000 and 1999, 8,589,297 and 3,497,125 options and warrants were exercisable at a weighted average exercise price of $2.67 and $.99 per share, respectively.

In 2000 and 1999, respectively, the Company recorded compensation expense in the amount of $1,801,441 and $1,408,519 under the requirement of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for options issued to employees and directors lower than fair market value of the Company's stock on the date of issuance. Had compensation cost been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" the Company would have reported additional losses as follows:


                                                                              YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                            2000                  1999
                                                                --------------------------------------------
Loss from continuing operations              As reported                $ (4,967,021)          $(1,588,577)
                                             Pro forma                    (7,005,971)           (2,696,690)


Loss from discontinued operations            As reported                  (1,412,700)           (1,475,301)
                                             Pro forma                    (1,412,700)           (1,475,301)


Net loss                                     As reported                  (6,379,721)           (3,063,878)
                                             Pro forma                    (8,418,671)           (4,171,991)

Basic and diluted loss per share:
From continuing operations                   As reported                $      (0.24)          $     (0.28)
                                             Pro forma                         (0.34)                (0.48)

Loss from discontinued operations            As reported                       (0.07)                (0.26)
                                             Pro forma                         (0.07)                (0.26)

Net loss                                     As reported                       (0.31)                (0.54)
                                             Pro forma                         (0.41)                (0.74)


Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2000; (1) expected life of options 1.5 - 4 years; (2) No dividend yield; (3) expected volatility of 148%;
(4) risk-free interest rate of 5%, and in 1999: (1) expected life of the option 5 years; (2) no dividend yield; (3) expected volatility 209%; (4) risk free interest rate of 6%.

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999





NOTE 5: STOCK OPTIONS (CONTINUED)

The following summarizes stock options activity:


                                                            YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                                    2000                            1999
                                        ------------------------------- -------------------------------
                                                         WEIGHTED                        WEIGHTED
                                                          AVERAGE                         AVERAGE
                                          SHARES       EXERCISE PRICE      SHARES      EXERCISE PRICE
                                        ------------ ------------------ ------------ ------------------
  Outstanding - beginning of year         2,782,683         $   1.38              --        $     --
  Granted                                 1,858,325             1.83       2,782,683            1.38
  Exercised                                      --               --              --              --
  Forfeited                                (463,719)           (1.62)             --              --
                                         ----------         --------      ----------        --------

  Outstanding - end of year               4,177,289         $   1.55       2,782,683        $   1.38
                                         ==========         ========      ==========        ========

  Number of shares exercisable            2,482,043         $   1.42       1,268,981        $   1.22
                                         ==========         ========      ==========        ========
  Weighted average fair value of
    options granted during period                           $   1.83                        $   1.90
                                                            ========                        ========


NOTE 6 - SHARHEOLDERS' EQUITY

On March 31, 2000, the Company raised approximately $3 million (net of Placement Agent fees) through the private placement of 2,661,352 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $1.28 per share (the "Private Placement"). On April 19, 2000, the Company converted the Series D Preferred Stock into shares of common stock at a ratio of one share of common stock for one share of Series D Preferred Stock after the amendment of its charter to authorize the issuance of up to 40 million shares of common stock. At the second closing on April 28, 2000, the Company received approximately $.7 million (net of placement agent fees) and issued 648,128 shares of common stock. The Company also issued one warrant to purchase one share of common stock for each share of preferred or common stock issued in the private placement. The warrants have an exercise price of $5 per share and are exercisable at any time until April 19, 2002. The warrants were assigned a fair value of $9.8 million, using the Black Scholes pricing model. The Company also granted to the Placement Agent warrants to purchase 330,948 shares of the Company's common stock. The warrants have an exercise price of $1.28 per share and are exercisable at any time until April 28, 2005. The warrants were assigned a fair value of $1.1 million, using the Black Scholes pricing model.

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999




NOTE 7: DISPOSITION OF SUBSIDIARY

In March 2000, the Label Manager and Creative Director of 32 LLC resigned their positions. The resignation of the Creative Director constituted a default under the Management Agreement among 32 Records LLC, Cakewalk BRE LLC ("BRE") and Entertainment Finance International, Inc. ("EFI"). As a result of these defaults EFI, as holder of $5,500,000 principal amount of indebtedness issued by BRE, accelerated the maturity date of such indebtedness and commenced foreclosure proceedings. At the time the loan was granted in June 1999, EFI required the establishment of a new subsidiary, BRE, into which all assets of 32 LLC were transferred as security for EFI. Accordingly, EFI does not have recourse to the Company's assets not included in the BRE.

On March 30, 2000, the Company decided that it will exit the business conducted by 32 LLC by March 2001 and recharacterized 32 LLC as a discontinued operation for financial reporting purposes. Since March 30, 2000, 32 LLC has been operating the business and has sought to sell the business or assets. During the second quarter of 2000, the Company wrote off the business of 32
LLC in its consolidated financial statements. There was no other business conducted related to the discontinued operation after the surrender.

On February 2, 2001, the net assets of 32 LLC were surrendered to Entertainment Finance International, Inc. ("EFI") under a default of the loan agreement.

NOTE 8: BUSINESS COMBINATION

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

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999





NOTE 8: BUSINESS COMBINATION (CONTINUED)

PRO FORMA FINANCIAL DATA

As a result of the Merger, (1) Cakewalk contributed and assigned to 32 LLC substantially all of the assets and liabilities relating to the business of Cakewalk in exchange for 8,307,785 shares of the Company's Common Stock, (2) Dylan LLC exercised a warrant and paid the Company $900,000 for 7,037,183 shares of Common Stock, (3) Atlantis Equities, Inc. exercised a warrant and paid the Company $100,000 for 781,909 shares of Common Stock, (4) 3,049,424 shares of Common Stock held by management of the Company were surrendered and (5) 50,000 shares of Class C Preferred Stock were converted into 500,000 shares of Common Stock. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition and the balance of $4,200,000 was recorded as cost of acquired software and is being amortized over a five-year period on a straight-line basis. The $4.2 million valuation is based upon an independent valuation analysis of the software obtained by the Company.

The table below reflects unaudited pro forma income statement data for the year ended December 31, 1999 as if the Merger had occurred at the beginning of the year.

Loss from continuing operations       $  (3,418,844)

Loss from discontinued operations        (1,475,301)
                                      -------------
Net loss                              $  (4,894,145)
                                      =============

Basic and diluted loss per share-
     from continuing operations       $       (0.19)
     from discontinued operations             (0.08)
                                      -------------
Net loss                              $       (0.27)
                                      =============


NOTE 9: RELATED PARTY TRANSACTION

The Company has retained Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assist emerging growth companies, to act as its financial advisor. Robert Ellin, the Co-chairman of the Company, is a principal of Atlantis. In consideration for services rendered during 2000, Atlantis was paid $150,000. The Company also granted Atlantis a warrant to acquire up to 762,064 shares of the Company's common stock at an exercise price of $2.50 per share which expires on December 31, 2002. The warrant was assigned a fair value of $1,522,909, using the Black Scholes pricing model.

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999





NOTE 10: COMMITMENTS

LEASE COMMITMENTS

The Company leases office space under an operating lease which expires in 2003. Rental expense under the lease was $70,357 in 2000. The future minimum lease payments due under the non-cancelable lease at December 31, 2000 are:

                        2001        $ 75,000
                        2002          75,000
                        2003          68,750
                                    --------
                        Total       $218,750
                                    ========

EMPLOYMENT AGREEMENTS

The Company has entered into an employment contract, dated as of April 11, 2000, with Elliot Goldman for an initial term of three years. The Agreement was amended by Board vote in January 2001. The initial term shall automatically be extended by one additional year at the end of the Initial Term and each subsequent anniversary thereafter, unless, at least one hundred twenty (120) days prior to any such renewal date either Mr. Goldman or the Company shall deliver written notice to the other that the term will not be further extended. Pursuant to the Employment Agreement, as amended, Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company at an initial annual salary of $250,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize. The Company also entered into an option agreement with Mr. Goldman pursuant to which Mr. Goldman was granted an option to purchase all or any part of an aggregate of 500,000 shares of the Common Stock of the Company at an exercise price of $1.28 per share. One quarter of such option shares are currently vested, and an additional one quarter of such option shares shall vest on each subsequent anniversary of the agreement until all of such option shares are fully vested. All unvested shares shall vest automatically under certain circumstances. Unless terminated earlier in accordance with the terms and conditions of the option agreement, the option shall terminate on April 10, 2006. In January 2001, upon his appointment as President and Chief Executive Officer, the Company granted Mr. Goldman an additional option to purchase all or any part of an aggregate of 500,000 shares of the Company's Common Stock at an exercise price of $1.50, of which 250,000 are immediately exercisable and 250,000 shares will be exercisable when and if the Company achieves certain revenue levels.

                         CONNECTIVCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 10: COMMITMENTS (CONTINUED)

EMPLOYMENT AGREEMENTS (CONTINUED)

The Company has entered into an employment contract, dated as of November 16, 1999 with Robert Miller for an initial term of three years. This agreement was also amended by Board vote in January 2001. The initial term shall automatically be extended by one additional year at the end of the initial term and each subsequent anniversary thereafter, unless, at least one hundred twenty (120) days prior to any such renewal date either Mr. Miller or the Company shall deliver written notice to the other that the term will not be further extended. Pursuant to the employment agreement, as amended, Mr. Miller serves as a Director and co-chairman of the Company at an initial annual salary of $200,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize. The Company also entered into an option agreement with Mr. Miller pursuant to which the Company granted to Mr. Miller an option to purchase all or any part of an aggregate of 1,955,750 shares of the Common Stock of the Company, at the following exercise prices: 50% of the Option Shares at $1.30 per share, 25% at $1.50 per share; and 25% at $1.75 per share. Two-thirds, or 1,303,899, Option Shares have vested, and the remaining one-third of the option shares vest on November 16, 2001. All unvested shares shall vest automatically under certain circumstances. Unless terminated earlier in accordance with the terms and conditions of the option agreement, the Option shall terminate upon the later to occur of (a) the expiration of the term of Mr. Miller's employment agreement with the Company, or (b) five years from the original date of grant of the Option.

Both Messrs. Goldman and Miller have voluntarily reduced their annual cash compensation to $150,000 and $100,000, respectively, as of March 1, 2001.

CONSULTING AGREEMENT.

The Company has retained the services of ATLANTIS, a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement Letter dated October 29, 1999, as amended on January 1, 2001, (the "ENGAGEMENT LETTER"). Robert Ellin, the Co-Chairman of the Company, is a principal of Atlantis. In consideration for the services to be provided by Atlantis under the Engagement Letter, Atlantis is paid a monthly fee of $12,500 (plus reimbursement of reasonable and actual out-of-pocket expenses). The term of the Engagement Letter is three years, and shall automatically renew for successive one year terms (subject to the right of any party to terminate the engagement upon 90 days' written notice before the end of any such term). The Company has also granted Atlantis a warrant to acquire up to 762,064 shares of the Company's Common Stock at an exercise price of $2.50 per share which expires on December 31, 2002.

Atlantis has voluntarily agreed to reduce its monthly cash compensation to $6,250 as of March 1, 2001.