Form 10QSB
period 2001-03-31
SPINROCKET COM INC
filed 2001-05-21
CIK 1076682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended March 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock, par value $.01 as of May 15, 2001 is 21,532,155.

                         CONNECTIVCORP AND SUBSIDIARIES
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2001
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements (unaudited)
              Consolidated Balance Sheet ......................................3
              Consolidated Statements of Operations............................4
              Consolidated Statements of Cash Flows............................5
              Notes To Consolidated Financial Statements ......................6

Item 2.  Management's Discussion and Analysis..................................8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings          ..........................................11
Item 2.  Changes in Securities and Use of Proceeds............................11
Item 3.  Defaults Upon Senior Securities......................................11
Item 4.  Submission of Matters to a Vote of Security Holders..................11
Item 5.  Other Information          ..........................................12
Item 6.  Exhibits and Reports on Form 8-K.....................................12

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                  CONNECTIVCORP
                           CONSOLIDATED BALANCE SHEET

                                                                             March 31,
                                                                               2001
                                                                           ------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                  $  1,088,915
Prepaid expense                                                                  18,515
                                                                           ------------
Total Current Assets                                                          1,107,430
                                                                           ------------

EQUIPMENT:
Equipment, net of accumulated depreciation of $3,896                              7,810
                                                                           ------------

OTHER ASSETS:
Cost of acquired software, net of accumulated amortization of $1,190,000      3,010,000
Goodwill, net of accumulated amortization of $174,550                           524,250
Cost of publications acquired, net of accumulated amortization of $7,125         87,875
Other assets                                                                     18,850
                                                                           ------------
Total Other Assets                                                            3,640,975
                                                                           ------------
Total Assets                                                               $  4,756,215
                                                                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      $    149,720
                                                                           ------------
Total Current Liabilities                                                       149,720
                                                                           ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
Preferred Stock, $.001 par value
10,000,000 shares authorized, Series D                                               --
Common Stock, $.001 per value
40,000,000 shares authorized, 21,532,155 issued and outstanding                  21,532
Paid in capital                                                              19,622,108
Deferred compensation                                                          (647,617)
Accumulated deficit                                                         (14,389,528)
                                                                           ------------
Total Shareholders' Equity                                                    4,606,495
                                                                           ------------
Total Liabilities and Shareholders' Equity                                 $  4,756,215
                                                                           ============

The accompanying notes are an integral part of these consolidated statements

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                      2001           2000
                                                   ----------      ----------
Revenues                                           $         --    $         --

General and administrative expenses                  (1,094,505)       (902,706)
                                                   ------------    ------------

Operating loss                                       (1,094,505)       (902,706)

Interest income                                          20,165              --
                                                   ------------    ------------

Loss from continuing operations before income
 tax benefit                                         (1,074,340)       (902,706)

Income tax benefit                                           --         116,000
                                                   ------------    ------------
Loss from continuing operations                      (1,074,340)       (786,706)
Loss from discontinued operations,
after income taxes ($0)                                      --        (357,707)
                                                   ------------    ------------
Net loss                                           $ (1,074,340)   $ (1,144,413)
                                                   ============    ============

 Net loss per common share- basic and diluted:

 Loss from continuing operations                   $      (0.05)   $      (0.04)

 Loss from discontinued operations                           --           (0.02)
                                                   ------------    ------------
 Net loss per common share- basic and diluted      $      (0.05)   $      (0.06)
                                                   ============    ============

Weighted average shares outstanding:

basic and diluted                                    21,532,155      18,081,650
                                                   ============    ============

The accompanying notes are an integral part of these consolidated statements.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                    2001           2000
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $(1,074,340)   $(1,144,413)
 Adjustments to reconcile net loss
   to net cash provided (used) by operating activities:
     Depreciation and amortization                                   250,675        255,868
     Non-cash compensation expense                                   234,374        236,989
     Income tax benefit                                                   --       (116,000)
     Loss from discontinued operations                                    --        357,707
     Changes in assets and liabilities:
       Prepaid expenses                                               24,266             --
       Other assets                                                       --         (3,611)
       Accounts payable and accrued expenses                        (164,691)       (57,252)
                                                                 -----------    -----------
         Net cash used in operations                                (729,716)      (470,712)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from Private Placement (net of issuance costs)            --      2,997,737
                                                                 -----------    -----------
         Net cash provided by financing activities                        --      2,997,737
                                                                 -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (729,716)     2,527,025
CASH AND CASH EQUIVALENTS, beginning of period                     1,818,631        556,799
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                         $ 1,088,915    $ 3,083,824
                                                                 ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase in cost of acquired software                            $        --    $   290,454
                                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

1.   BASIS OF PRESENTATION

     As used in these financial statements, the term the "Company" refers to ConnectivCorp (formerly known as Spinrocket.com, Inc.) and its consolidated subsidiaries.

     Reference should be made to the Company's consolidated financial statements for the year ended December 31, 2000 for a description of the accounting policies, which have been continued without change. Also, reference should be made to the notes to the Company's December 31, 2000 consolidated financial statements for additional details of the Company's consolidated financial condition, results of operations and cash flows. All adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of the interim period have been included.

2.   DISPOSITION OF SUBSIDIARY

     In March 2000, the Label Manager and Creative Director of 32 Records LLC ("32 LLC") resigned their positions. The resignation of the Creative Director constituted a default under the Management Agreement among 32 LLC, Cakewalk BRE LLC ("BRE") and Entertainment Finance International, Inc. ("EFI"). As a result of these defaults EFI, as holder of $5,500,000 principal amount of indebtedness issued by BRE, accelerated the maturity date of such indebtedness and commenced foreclosure proceedings. At the time the loan was granted in June 1999, EFI required the establishment of a new subsidiary, BRE, into which all assets of 32 LLC were transferred as security for EFI. Accordingly, EFI did not have recourse to the Company's assets that were not included in the BRE.

     On March 30, 2000, the Company decided to exit the business conducted by 32 LLC by March 31, 2001 and recharacterized 32 LLC as a discontinued operation for financial reporting purposes. Since March 30, 2000, 32 LLC has been operating the business and has sought to sell the business or assets. During the second quarter of 2000, the Company wrote off the business of 32 LLC in its consolidated financial statements. There was no other business conducted related to the discontinued operations after the surrender.

     On February 2, 2001, the net assets of 32 LLC were surrendered to Entertainment Finance International, Inc. under a default of the loan agreement.

3.   BUSINESS COMBINATION

     As previously reported in the Company's December 31, 1999 Form 10-KSB, the Company completed a business combination in November 1999 with Cakewalk LLC in a transaction accounted for by the purchase method wherein Cakewalk LLC was deemed to be the acquiror and ConnectivCorp the acquiree. A portion of the purchase price had been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition and the balance of $3,909,546 was recorded as cost of acquired software. The allocation of the $3,909,546 to acquired software was preliminary and subject to the completion of an independent valuation. The results of the completed valuation, which valued the acquired software at $4.2 million, have been reported in the consolidated financial statements and the software is being amortized using the straight-line method over its estimated useful life of five years.

4.   PREFERRED STOCK

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

5.   COMPUTATION OF LOSS PER SHARE

The loss per share was calculated as follows:

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          2001            2000
                                                      ------------    ------------
Numerator:
     Loss from Continuing Operations                  $ (1,074,340)   $   (786,706)
     Loss from Discontinued Operations                          --        (357,707)
                                                      ------------    ------------

     Net Loss                                         $ (1,074,340)   $ (1,144,413)
                                                      ============    ============

Denominator:
     Denominator for basic and dilutive earnings
       earnings per share - weighted average shares     21,532,155      18,081,650
                                                      ============    ============

Basic and diluted loss per share:

     Loss from Continuing Operations                  $      (0.05)   $      (0.04)
     Loss from Discontinued Operations                          --           (0.02)
                                                      ------------    ------------

     Net Loss                                         $      (0.05)   $      (0.06)
                                                      ============    ============

6.   COMMITMENTS

     Messrs. Goldman and Miller have both voluntarily reduced their annual cash compensation to $150,000 and $100,000, respectively, as of March 1, 2001 and to $125,000 and $75,000 as of May 1, 2001. Atlantis has voluntarily agreed to reduce its monthly cash compensation to $8,333 as of March 1, 2001 and to $6,250 as of May 1, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this report. This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, (including those identified in "Risk Factors" in the Company's form 10-KSB for the year ended December 31, 2000) and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

     OVERVIEW

     ConnectivCorp's mission is to facilitate the online connection between aggregated, targeted and profiled consumers, and marketers desiring to reach those consumers. Operating through its subsidiary, ConnectivHealth, the Company functions as a deep content provider and marketing company that facilitates the online connection between healthcare-oriented consumers, patients and caregivers, and those health care companies desiring to serve their healthcare needs. The initial content offering of ConnectivHealth is SexHealth.com (www.sexhealth.com), a comprehensive content provider that addresses the most important, topical sexual health matters, including fertility and pregnancy, sexual dysfunction, sexually transmitted diseases, contraception, hormone replacement therapy, gynecology, sex and cancer, sex on campus, sex and relationships, sex and pop culture, sex and parenting, menopause, alternative medicine and clinical trial recruitment. SexHealth.com officially launched its web site on January 18, 2001.

     UNCERTAINTY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since it's inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of March 31, 2001 is approximately $14.4 million. To date, the Company has not generated any revenue from its proposed business model, which contemplates selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a net loss of approximately $1.1 million for the three months ended March 31, 2001. Additionally, cash used in operations totaled approximately $737,000 for the three months ended March 31, 2001, while cash and cash equivalents at March 31, 2001 totaled approximately $1.1 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to execute its business strategy and/or its ability to raise additionally equity.

     The Company's near term operating strategy focuses on the continued execution of its business plan. To date, the Company has successfully launched SexHealth.com, and entered into Content Agreements with several major hosts, thereby exposing the Company's content to millions of potential users. However, the Company has not yet been able to convert a meaningful number of these consumers to users of SexHealth.com, either directly or through the various host sites. Additionally, the Company has not yet signed any agreements with any pharmaceutical or other healthcare company to use the Company's services. The Company has evaluated its current operating costs and has undertaken measures to reduce these costs, which include the reduction of salaries and payments to consultants. It is projected that these cuts will reduce the annual cash expenditures by approximately $449,000. The Company is also exploring its ability to raise additional equity through a private placement of the Company's preferred stock.

     There can be no assurance that the Company will be able to achieve or sustain any level of profitability in the future. Future operating results will depend on a number of factors, including demand for, and market acceptance of, the Company's services and prevailing economic conditions. While the Company has reduced its operating expenses, no assurance can be given that the Company can sustain these operating levels or that such reductions will be sufficient. Moreover, the Company has not yet generated any meaningful revenues, and no assurance can be given that it will do so in the future. There can be no assurance that the Company will generate sufficient revenues to ever achieve profitability or otherwise sustain its profitability in the future. While the Company is exploring raising additional equity capital, there can be no assurance that the additional equity infusion will be consummated.

     The following discussion and analysis compares the results of the Company's continuing operations for the Three Months ended March 31, 2001, and the Three ended March 31, 2000.

     THREE MONTHS ENDED MARCH 31, 2001 (THE "2001 QUARTER")

     The Company generated no revenues from continuing operation in the 2001 Quarter.

     In the first quarter of 2001 and 2000, the Company reported the following:

                                                     2001              2000
                                                  -----------       -----------
Loss from continuing operations                   $(1,074,340)      $  (786,706)
Loss from discontinued operations                           0          (357,707)
                                                  -----------       -----------
Net loss                                          $(1,074,340)      $(1,144,413)
                                                  ===========       ===========

Basic and diluted loss per share:

Loss from continuing operations                   $     (0.05)      $     (0.04)

Loss from discontinued operations                          --             (0.02)
                                                  -----------       -----------
Net loss                                          $     (0.05)      $     (0.06)
                                                  ===========       ===========

     The Company reported a loss from continuing operations of $1,074,340. General and administrative expenses include expenses of which approximately $59,000 for professional fees; $120,000 for salary-related expenses, $274,000 for consultants , $250,000 for amortization of acquired software, magazines and goodwill, and $234,000 for compensation costs recognized in connection with stock options issued.

     THREE MONTHS ENDED MARCH 31, 2000 (THE "2000 QUARTER")

     As previously disclosed in the Company's Form 10-KSB, the operations of 32 Records LLC have been recorded as discontinued operations in the consolidated financial statements.

     The Company had no revenues from continuing operations in the first quarter of 2000.

     In the first quarter of 2000 and 1999 the Company reported the following:

                                                      2000               1999
                                                  -------------      -------------
Loss from continuing operations                   $     786,706      $          --
Loss from discontinued operations                       357,707            353,254
                                                  -------------      -------------
Net loss                                          $   1,144,413      $     353,254
                                                  =============      =============

Basic and diluted loss per share:

Loss from continuing operations                   $         .04      $          --
Loss from discontinued operations                           .02               0.09
                                                  -------------      -------------
Net loss                                          $         .06      $        0.09
                                                  =============      =============

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

LIQUIDITY AND CAPITAL RESOURCES

     In the 2001 Quarter, $729,716 of cash was used in operating activities. Funds were used to pay the Company's operating expenses as well as a reduction of accounts payable and accrued expenses of $164,691.

DISPOSITION OF SUBSIDIARY

     As a result of certain defaults under various operating agreements among 32 Records LLC ("32 LLC"), Cakewalk BRE LLC ("BRE") and Entertainment Finance International, Inc. ("EFI") that occurred in March 2000, EFI, as holder of $5,500,000 principal amount of indebtedness issued by BRE, accelerated the maturity date of such indebtedness and commenced foreclosure proceedings. At the time the loan was granted in June 1999, EFI required the establishment of a new subsidiary, BRE, into which all assets of 32 LLC were transferred as security for EFI. Accordingly, EFI did not have recourse to the Company's assets that were not included in the BRE.

     On March 30, 2000, the Company decided that it will exit the business conducted by 32 LLC by March 31, 2001 and recharacterized 32 LLC as a discontinued operation for financial reporting purposes. Since March 30, 2000, 32 LLC operated its business while the Company sought to sell the business or assets of 32 LLC. During the second quarter of 2000, the Company wrote off the business of 32 LLC in its consolidated financial statements.

     On February 2, 2001, the net assets of 32 LLC were surrendered to EFI pursuant to a court order approving the foreclosure. There was no other business conducted related to the discontinued operations after the surrender.

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Cakewalk BRE LLC ("Cakewalk") is wholly owned by 32 Records LLC ("32 LLC"), and owns all the assets formerly owned by 32 LLC. In 2000, Cakewalk defaulted under an Indenture Agreement (the "Indenture") dated June 29, 1999 with Entertainment Finance International, Inc. ("EFI"), and entered into negotiations with EFI regarding the same. EFI was the secured holder of $5,500,000 principal indebtedness issued by Cakewalk and maintained a security interest in all of Cakewalk's assets (the "Collateral") pursuant to the Indenture. Cakewalk consented to entry of a judgment of foreclosure ("Judgment") upon the Collateral in connection with the action filed by EFI against Cakewalk in the Supreme Court of the State of New York, County of New York, Index No. 604708/00 on or about October 30, 2000. On February 2, 2001, judgment was entered by the Court approving the foreclosure, thereby transferring all of Cakewalk's assets to EFI. On October 18, 2000, the Company and EFI entered into a consulting agreement under which the Company agreed to help EFI in the marketing and sale of Cakewalk and/or its assets in return for which the Company would be entitled to a cash payment upon sale under certain circumstances.

ITEM 2 - CHANGES IN SECURITIES

         Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Cakewalk BRE LLC ("Cakewalk") is wholly owned by 32 Records LLC ("32 LLC"), and owns all the assets formerly owned by 32 LLC. In 2000, Cakewalk defaulted under an Indenture Agreement (the "Indenture") dated June 29, 1999 with Entertainment Finance International, Inc. ("EFI"), and entered into negotiations with EFI regarding the same. EFI was the secured holder of $5,500,000 principal indebtedness issued by Cakewalk and maintained a security interest in all of Cakewalk's assets (the "Collateral") pursuant to the Indenture. Cakewalk consented to entry of a judgment of foreclosure ("Judgment") upon the Collateral in connection with the action filed by EFI against Cakewalk in the Supreme Court of the State of New York, County of New York, Index No. 604708/00 on or about October 30, 2000. On February 2, 2001, judgment was entered by the Court approving the foreclosure, thereby transferring all of Cakewalk's assets to EFI. On October 18, 2000, the Company and EFI entered into a consulting agreement under which the Company agreed to help EFI in the marketing and sale of Cakewalk and/or its assets in return for which the Company would be entitled to a cash payment upon sale under certain circumstances.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 5 - OTHER INFORMATION

         EMPLOYMENT AGREEMENTS

         The employment contract, dated April 11, 2000, with Elliot Goldman was amended by Board vote in January 2001. Pursuant to the Employment Agreement, as amended, Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company at an initial annual salary of $250,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize. Upon his appointment as President and Chief Executive Officer in January 2001, the Company granted Mr. Goldman an additional option to purchase all or any part of an aggregate of 500,000 shares of the Company's Common Stock at an exercise price of $1.50, of which 250,000 shares are immediately exercisable and 250,000 shares will be exercisable when and if the Company achieves certain revenue levels.

         The employment contract, dated November 16, 1999 with Robert Miller was also amended by Board vote in January 2001. Pursuant to the employment agreement, as amended, Mr. Miller serves as a Director and co-chairman of the Company at an initial annual salary of $200,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize.

         Both Messrs. Goldman and Miller have voluntarily reduced their annual cash compensation to $150,000 and $100,000, respectively, as of March 1, 2001, and to $125,000 and $75,000 as of May 1, 2001.

         CONSULTING AGREEMENT.

         The Company has retained the services of Atlantis Equities, Inc. ("Atlantis") to act as its financial advisor pursuant to an Engagement Letter dated October 29, 1999, as amended on January 1, 2001, (the "Engagement Letter). Robert Ellin, a Director of the Company and its Co-Chairman, is a principal of Atlantis. In consideration for the services to be provided by Atlantis under the Engagement Letter, Atlantis is to be paid a monthly fee of $12,500 (plus reimbursement of reasonable and actual out-of-pocket expenses), which was increased to $16,667 per month in January 2001. Atlantis has voluntarily agreed to reduce its monthly cash compensation to $8,333 as of March 1, 2001 and to $6,250 as of May 1, 2001.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Not applicable

                  (b) Reports on Form 8-K

                  During the quarter ended March 31, 2001, the Company filed one Current Report on Form 8-K, dated January 10, 2001, reporting that Elliot Goldman, the Company's Chief Operating Officer, had been promoted to President and Chief Executive Officer, and that Robert Miller, President and Chief Executive Officer, had been promoted to Co-Chairman of the Board.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONNECTIVCORP


Dated: May 21, 2001                 By: /s/ ELLIOT GOLDMAN
                                        ------------------
                                        Elliot Goldman
                                        President and Chief Executive Officer