Form 10QSB
period 2001-06-30
SPINROCKET COM INC
filed 2001-08-14
CIK 1076682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended June 30, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock, par value $.01 as of August 14, 2001 is 21,532,155.

                         CONNECTIVCORP AND SUBSIDIARIES
                                   FORM 10-QSB
                    SIX AND THREE MONTHS ENDED JUNE 30, 2001
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements (unaudited)
              Consolidated Balance Sheet ......................................3
              Consolidated Statements of Operations............................4
              Consolidated Statements of Cash Flows............................6
              Notes To Consolidated Financial Statements ......................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13
Item 2.  Changes in Securities and Use of Proceeds............................13
Item 3.  Defaults Upon Senior Securities......................................13
Item 4.  Submission of Matters to a Vote of Security Holders..................13
Item 5.  Other Information....................................................13
Item 6.  Exhibits and Reports on Form 8-K.....................................14

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                  CONNECTIVCORP
                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                              June 30,
                                                                                2001
                                                                            ------------
                                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                   $    569,106

Prepaid expenses                                                                  23,811
                                                                            ------------
Total Current Assets                                                             592,917
                                                                            ------------

EQUIPMENT:

Equipment, net of accumulated depreciation of $4,871                               6,835
                                                                            ------------

OTHER ASSETS:
Cost of acquired software, net of accumulated amortization of $1,400,000       2,800,000
Goodwill, net of accumulated amortization of $209,700                            489,300

Cost of publications acquired, net of accumulated amortization of $11,875         83,125

Other assets                                                                      18,850
                                                                            ------------
Total Other Assets                                                             3,391,275
                                                                            ------------
Total Assets                                                                $  3,991,027
                                                                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                       $    173,685
                                                                            ------------
Total Current Liabilities                                                        173,685
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
Preferred Stock, $.001 par value

10,000,000 shares authorized,  Series D                                               --
Common Stock, $.001 per value

40,000,000 shares authorized, 21,532,155 issued and outstanding                   21,532
Paid in capital                                                               19,051,927
Deferred compensation                                                           (222,083)
Accumulated deficit                                                          (15,034,034)
                                                                            ------------
Total Shareholders' Equity                                                     3,817,342
                                                                            ------------
Total Liabilities and Shareholders' Equity                                  $  3,991,027
                                                                            ============

The accompanying notes are an integral part of these consolidated statements.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                       2001            2000
                                                   ------------    ------------
Revenues                                           $         --    $     60,000

General and administrative expenses                  (1,751,637)     (2,256,121)
                                                   ------------    ------------

Operating loss                                       (1,751,637)     (2,196,121)


Interest income                                          32,791          32,422
                                                   ------------    ------------

Loss from continuing operations before income
 tax benefit                                         (1,718,846)     (2,163,699)

Income tax benefit                                           --         116,000
                                                   ------------    ------------
Loss from continuing operations                      (1,718,846)     (2,047,699)
Loss from discontinued operations,
after income taxes ($0)                                      --      (1,412,700)
                                                   ------------    ------------
Net loss                                           $ (1,718,846)   $ (3,460,399)
                                                   ============    ============

 Net loss per common share- basic and diluted:

 Loss from continuing operations                   $      (0.08)   $      (0.11)

 Loss from discontinued operations                           --           (0.07)
                                                   ------------    ------------
 Net loss per common share- basic and diluted      $      (0.08)   $      (0.18)
                                                   ============    ============

Weighted average shares outstanding:
basic and diluted                                    21,532,155      19,640,441
                                                   ============    ============

The accompanying notes are an integral part of these consolidated statements.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                       2001            2000
                                                   ------------    ------------
Revenues                                           $         --    $     60,000


General and administrative expenses                    (657,132)     (1,353,415)
                                                   ------------    ------------

Operating loss                                         (657,132)     (1,293,415)


Interest income                                          12,626          32,422
                                                   ------------    ------------

Loss from continuing operations before income
 tax benefit                                           (644,506)     (1,260,993)

Income tax benefit                                           --              --
                                                   ------------    ------------
Loss from continuing operations                        (644,506)     (1,260,993)
Loss from discontinued operations,

after income taxes ($0)                                      --      (1,054,993)
                                                   ------------    ------------
Net loss                                           $   (644,506)   $ (2,315,986)
                                                   ============    ============

 Net loss per common share- basic and diluted:

 Loss from continuing operations                   $      (0.03)   $      (0.06)

 Loss from discontinued operations                           --           (0.05)
                                                   ------------    ------------
 Net loss per common share- basic and diluted      $      (0.03)   $      (0.11)
                                                   ============    ============

Weighted average shares outstanding:

basic and diluted                                    21,532,155      21,215,585
                                                   ============    ============

The accompanying notes are an integral part of these consolidated statements.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                             2001           2000
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(1,718,846)   $(3,460,399)
   Adjustments to reconcile net loss
      to net cash provided (used) by operating activities:

        Depreciation and amortization                                        501,350        501,373

        Non-cash compensation expense                                         89,727        722,236

        Loss on disposal of equipment                                             --         10,740

        Income tax benefit                                                        --       (116,000)

        Loss from discontinued operations                                         --      1,412,700
        Changes in assets and liabilities:

          Receivables                                                             --       (140,175)

          Prepaid expenses                                                    18,970        (20,969)

          Other assets                                                            --         (3,611)

          Accounts payable and accrued expenses                             (140,726)      (164,850)
                                                                         -----------    -----------

             Net cash used in operations                                  (1,249,525)    (1,258,955)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
               Disposal of equipment                                              --         13,643

               Increase in non-current assets                                     --         (3,611)
                                                                         -----------    -----------

                             Net cash provided by investing activities            --         10,032
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash received from Private Placement (net of issuance costs)                   --      3,641,118
                                                                         -----------    -----------
             Net cash provided by financing activities
                                                                                  --      3,641,118
                                                                         -----------    -----------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (1,249,525)     2,392,195

CASH AND CASH EQUIVALENTS, beginning of period                             1,818,631        556,799
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                 $   569,106    $ 2,948,994
                                                                         ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of Preferred to Common Stock                                  $        --    $ 2,997,737
                                                                         ===========    ===========

Fair value of warrants to purchase Common Stock issued
               in conjunction with Private Placement                     $        --    $ 9,475,300
                                                                         ===========    ===========

Fair value of warrants issued to Placement Agency                        $        --    $ 1,112,876
                                                                         ===========    ===========

Increase in cost of acquired software                                    $        --    $   290,454
                                                                         ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2001

1.   BASIS OF PRESENTATION

     As used in these financial statements, the term the "Company" refers to ConnectivCorp (formerly known as Spinrocket.com, Inc.) and its consolidated subsidiaries.

     The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

     The results of operations presented for the three months and six months ended June 30, 2000 and 2001, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

3.   NET OF LOSS PER COMMON SHARE

     The Company computes net income (loss) per common share in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

     Basic and Diluted EPS are the same for the three months and six months ended June 30, 2000 and 2001, as Diluted EPS does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

4.   COMMITMENTS

     Messrs. Goldman and Miller have both voluntarily reduced their annual cash compensation to $150,000 and $100,000, respectively, as of March 1, 2001 and to $125,000 and $75,000 as of May 1, 2001 and as of July 1, 2001,
     Messrs. Goldman and Miller have voluntarily waived receipt of any further cash compensation. Atlantis has voluntarily agreed to reduce its monthly cash compensation to $8,333 as of March 1, 2001 and to $6,250 as of May 1, 2001 and as of July 1, 2001, Atlantis has voluntarily waived receipt of any further cash compensation.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this report. This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

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

UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since it's inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of June 30, 2001 is approximately $15 million. To date, the Company has not generated any revenue from its proposed business model, which contemplates selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a net loss of approximately $1.7 million for the six months ended June 30, 2001. Additionally, cash used in operations totaled approximately $1.2 million for the six months ended June 30, 2001, while cash and cash equivalents at June 30, 2001 totaled approximately $569,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to execute its business strategy and/or its ability to raise additionally equity.

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

The following discussion and analysis compares the results of the Company's continuing operations for the Six Months and Three Months ended June 30, 2001, and the Six Months and Three Months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001

The Company generated no revenues from continuing operations during the six months ended June 30, 2001.

In the first six months ended June 30, 2001 and 2000, the Company reported the following:

                                                2001            2000
                                           --------------    -----------
Loss from continuing operations            $   (1,718,846)   $(2,047,699)

Loss from discontinued operations                      --     (1,412,700)
                                           --------------    -----------
Net loss                                   $   (1,718,846)   $(3,460,399)
                                           ==============    ===========

Basic and diluted loss per share:

Loss from continuing operations            $        (0.08)   $     (0.11)

Loss from discontinued operations                      --          (0.07)
                                           --------------    -----------
Net loss                                   $                           $
                                                    (0.08)         (0.18)
                                           ==============    ===========

     The Company reported a loss from continuing operations of $1,718,846. General and administrative expenses include expenses of which approximately $144,000 for professional fees; $240,000 for salary-related expenses, $425,000 for consultants, $501,000 for amortization of acquired software, magazines and goodwill, and $90,000 for compensation costs recognized in connection with stock options issued at or below fair market value to employees and consultants.


     THREE MONTHS ENDED JUNE 30, 2001 (THE "2001 QUARTER")

     The Company generated no revenues from continuing operation in the 2001 Quarter.

     In the second quarter of 2001 and 2000, the Company reported the following:

                                                      2001              2000
                                                  -----------       -----------
Loss from continuing operations                   $  (644,506)      $(1,260,993)

Loss from discontinued operations                          --        (1,054,993)
                                                  -----------       -----------
Net loss                                          $  (644,506)      $(2,315,986)
                                                  ===========       ===========

Basic and diluted loss per share:
Loss from continuing operations                   $     (0.03)      $     (0.06)



Loss from discontinued operations                          --             (0.05)
                                                  -----------       -----------
Net loss                                          $     (0.03)      $     (0.11)
                                                  ===========       ===========

The Company reported a loss from continuing operations of $644,506. General and administrative expenses include expenses of which approximately $86,000 for professional fees; $112,000 for salary-related expenses, $151,000 for consultants, $251,000 for amortization of acquired software, magazines and goodwill.

SIX MONTHS ENDED JUNE 30, 2000

In the first six months of 2000 and 1999 the Company reported the following:

                                                    2000                1999
                                                -------------       -------------
Loss from continuing operations                 $  (2,047,699)      $          --
Loss from discontinued operations                  (1,412,700)           (127,220)
                                                -------------       -------------
Net loss                                        $  (3,460,399)      $    (127,220)
                                                =============       =============

Basic and diluted loss per share:

Loss from continuing operations                 $       (0.11)      $          --

Loss from discontinued operations                       (0.07)              (0.03)
                                                -------------       -------------
Net loss                                        $       (0.18)      $       (0.03)
                                                =============       =============

The Company reported a loss from continuing operations of approximately $2 million. The Company's income of $92,000 consisted of $60,000 of consulting fee revenue and $32,000 of interest earned on its funds. General and administrative expenses of approximately $2.3 million include expenses of which $316,000 was for salary related expense; $285,000 for consulting fees; $245,000 for professional fees; $500,000 for amortization of acquired software and goodwill, and $722,000 for expenses associated with issuance of stock options.

THREE MONTHS ENDED JUNE 30, 2000 (THE "2000 QUARTER")

In the second quarter the Company reported the following:

                                                     2000                1999
                                                 -------------       -------------
Loss from continuing operations                  $  (1,260,993)      $          --

Loss from discontinued operations                   (1,054,993)            226,034
                                                 -------------       -------------
Net loss                                         $  (2,315,986)      $     226,034
                                                 =============       =============

Basic and diluted loss per share:
Loss from continuing operations                  $       (0.06)      $          --



Loss from discontinued operations                        (0.05)               0.06
                                                 -------------       -------------
Net loss                                         $       (0.11)      $        0.06
                                                 =============       =============

The Company reported a loss from continuing operations of approximately $1.3 million. The Company's income of $92,000 consisted of $60,000 of consulting fee revenue and $32,000 of interest earned on its funds. General and administrative expenses of approximately $1.4 million include expenses of which $207,000 was for salary related expense; $147,000 for professional fees; $194,000 for consulting fees; $245,000 for amortization of acquired software and goodwill, and $485,000 for expenses associated with issuance of stock options.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2001, $1,249,525 of cash was used in operating activities. Funds were used to pay the Company's operating expenses as well as a reduction of accounts payable and accrued expenses of $140,726.

DISPOSITION OF SUBSIDIARY

As a result of certain defaults under various operating agreements among 32 Records LLC ("32 LLC"), Cakewalk BRE LLC ("BRE") and Entertainment Finance International, Inc. ("EFI") that occurred in March 2000, EFI, as holder of $5,500,000 principal amount of indebtedness issued by BRE, accelerated the maturity date of such indebtedness and commenced foreclosure proceedings. At the time the loan was granted in June 1999, EFI required the establishment of a new subsidiary, BRE, into which all the assets of 32 LLC were transferred as security for EFI. Accordingly, EFI did not have recourse to the Company's assets that were not included in the BRE.

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

         Not applicable

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

      Both Messrs. Goldman and Miller have voluntarily reduced their annual cash compensation to $150,000 and $100,000, respectively, as of March 1, 2001, and to $125,000 and $75,000 as of May 1, 2001. Effective July 1, 2001,
      Messrs. Goldman and Miller voluntarily waived receipt of any further cash compensation.

      CONSULTING AGREEMENT.

      The Company has retained the services of Atlantis Equities, Inc. ("Atlantis") to act as its financial advisor pursuant to an Engagement Letter dated October 29, 1999, as amended on January 1, 2001, (the "Engagement Letter). Robert Ellin, a Director of the Company and its co-chairman, is a principal of Atlantis. In consideration for the services to be provided by Atlantis under the Engagement Letter, Atlantis is entitled to be paid a monthly fee of $12,500 (plus reimbursement of reasonable and actual out-of-pocket expenses), which was increased to $16,667 per month in January 2001. Atlantis has voluntarily agreed to reduce its monthly cash compensation to $8,333 as of March 1, 2001 and to $6,250 as of May 1, 2001. Effective July 1, 2001, Atlantis voluntarily agreed to waive receipt of any further cash compensation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Not applicable

            (b)   Reports on Form 8-K

                  None.


                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONNECTIVCORP

Dated: August 14, 2001           By: /s/ ELLIOT GOLDMAN
                                     -------------------------------------
                                     Elliot Goldman
                                     President and Chief Executive Officer