Form 10QSB
period 2001-09-30
CONNECTIV CORP
filed 2001-11-15
CIK 1076682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                  for Quarterly Period Ended September 30, 2001

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities And Exchange Act of 1934 for the transaction period from ___________ to _________

                     Commission File Number     333-70663

                                  CONNECTIVCORP
                    (formerly known as Spinrocket.com, Inc.)

             (Exact name of registrant as specified in its charter)


             Delaware                                   06-1529524
        ------------------------------------------------------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification Number)


           750 Lexington Avenue, 24th Floor, New York, New York 10022
      ---------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (212) 750-5858
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock, par value $.01 as of November 14, 2001 is 21,807,155.

                         CONNECTIVCORP AND SUBSIDIARIES
                                   FORM 10-QSB
                 NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
Item 1.  Financial Statements (unaudited)
                   Consolidated Balance Sheet ...................................................................3
                   Consolidated Statements of Operations.........................................................4
                   Consolidated Statements of Cash Flows.........................................................6
              Notes To Consolidated Financial Statements ........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................9

PART II - OTHER INFORMATION

Item 1.  Legal
Proceedings.....................................................................................................13
Item 2.  Changes in Securities and Use of Proceeds..............................................................13
Item 3.  Defaults Upon Senior Securities........................................................................13
Item 4.  Submission of Matters to a Vote of Security Holders....................................................13
Item 5.  Other Information......................................................................................13
Item 6.  Exhibits and Reports on Form 8-K.......................................................................14


                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                  CONNECTIVCORP
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                        September 30,
                                                                                                             2001
                                                                                                       ------------------
                                                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                          $          281,597

Prepaid expense                                                                                                20,508
                                                                                                   ------------------
Total Current Assets                                                                                          302,105
                                                                                                   ------------------

EQUIPMENT:

Equipment, net of accumulated depreciation of $5,846                                                            5,860
                                                                                                   ------------------

OTHER ASSETS:
Cost of acquired software, net of accumulated amortization of $1,610,000                                    2,590,000
Goodwill, net of accumulated amortization of $244,650                                                         454,350

Cost of publications acquired, net of accumulated amortization of $16,625                                      78,375

Other assets                                                                                                   18,850
                                                                                                   ------------------
Total Other Assets                                                                                          3,141,575
                                                                                                   ------------------
Total Assets                                                                                       $        3,449,540
                                                                                                   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                              $          166,410
                                                                                                   ------------------
Total Current Liabilities                                                                                     166,410
                                                                                                   ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
Preferred Stock, $.001 par value

10,000,000 shares authorized, Series D                                                                             -
Common Stock, $.001 per value

40,000,000 shares authorized, 21,807,155 issued and outstanding                                                21,807
Paid in capital                                                                                            19,112,051
Deferred compensation                                                                                        (122,346)
Accumulated deficit                                                                                       (15,728,382)
                                                                                                    -----------------
Total Shareholders' Equity                                                                                  3,283,130
                                                                                                   ------------------
Total Liabilities and Shareholders' Equity                                                         $        3,449,540
                                                                                                   ==================

The accompanying notes are an integral part of these consolidated statements.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                    2001                 2000
                                                           ----------------        -------------
Revenues                                                    $             -        $     80,000

General and administrative expenses                             (2,453,225)          (3,683,212)
                                                           ----------------        -------------

Operating loss                                                  (2,453,225)          (3,603,212)


Interest income                                                     40,031                72,199
                                                           ----------------        -------------

Loss from continuing operations before income
 tax benefit                                                    (2,413,194)           (3,531,013)

Income tax benefit                                                       -               116,000
                                                           ----------------        -------------
Loss from continuing operations                                 (2,413,194)           (3,415,013)
Loss from discontinued operations,

after income taxes ($0)                                                  -            (1,412,700)
                                                           ----------------        -------------
Net loss                                                    $   (2,413,194)        $  (4,827,713)
                                                           ================        =============

 Net loss per common share- basic and diluted:

 Loss from continuing operations                            $        (0.11)  $             (0.17)

 Loss from discontinued operations                                       -                 (0.07)
                                                           ----------------        -------------
 Net loss per common share- basic and diluted               $        (0.11)         $      (0.24)
                                                           ================        =============

Weighted average shares outstanding:
basic and diluted                                               21,578,319            20,274,098
                                                           ================        =============


The accompanying notes are an integral part of these consolidated statements.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                    2001                 2000
                                                           ----------------        -------------
Revenues                                                   $          -             $    20,000


General and administrative expenses                              (701,588)           (1,427,090)
                                                           ----------------        -------------
Operating loss                                                   (701,588)           (1,407,090)

Interest income                                                     7,240                39,776
                                                           ----------------        -------------

Net loss                                                   $     (694,348)          $(1,367,314)
                                                           ================        =============

 Net loss per common share- basic and diluted:

 Net loss per common share- basic and diluted              $        (0.03)          $     (0.06)
                                                           ================        =============

Weighted average shares outstanding:

basic and diluted                                              21,669,655            21,512,624
                                                           ================        =============



The accompanying notes are an integral part of these consolidated statements.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                      2001               2000
                                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (2,413,194)        $ (4,827,713)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                                                752,025              747,159
        Non-cash compensation expense                                                153,613            1,187,237
        Shares issued for legal services                                              96,250                   -
        Loss on disposal of equipment                                                     -                10,740
        Income tax benefit                                                                -              (116,000)
        Loss from discontinued operations                                                 -             1,412,700
        Changes in assets and liabilities:
          Prepaid expenses                                                            22,273              (20,092)
           Other assets                                                                   -                (3,611)
          Accounts payable and accrued expenses                                     (148,001)             (85,775)
                                                                                ------------         ------------
             Net cash used in operations                                          (1,537,034)          (1,695,355)
                                                                                ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
                Acquisitions of equipment
                                                                                          -                (5,054)
                                                                                ------------         ------------
                             Net cash used in investing activities                        -                (5,054)
                                                                                ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received from Private Placement (net of issuance costs)                           -             3,637,785
                                                                                ------------         ------------
             Net cash provided by financing activities                                    -             3,637,785
                                                                                ------------         ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (1,537,034)           1,937,376
CASH AND CASH EQUIVALENTS, beginning of period                                     1,818,631              556,799
                                                                                ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                        $    281,597         $  2,494,175
                                                                                ============         ============
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Preferred to Common Stock                                         $         -          $  2,997,737
                                                                                ============         ============
Satisfaction of accounts payable through issuance of common stock               $     96,250         $         -
                                                                                ============         ============
Fair value of warrants to purchase Common Stock issued
                in conjunction with Private Placement                           $         -          $  9,764,458
                                                                                ============         ============
Fair value of warrants issued to Placement Agency                               $         -          $  1,146,880
                                                                                ============         ============
Increase in cost of acquired software                                           $         -               290,454
                                                                                ============         ============


The accompanying notes are an integral part of these consolidated statements.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

1.   BASIS OF PRESENTATION

     As used in these financial statements, the term the "Company" refers to ConnectivCorp (formerly known as Spinrocket.com, Inc.) and its consolidated subsidiaries.

     The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

     The results of operations presented for the three months and nine months ended September 30, 2001 and 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2.   DISPOSITION OF SUBSIDIARY

     In March 2000, the Label Manager and Creative Director of 32 Records LLC ("32 LLC") resigned their positions. The resignation of the Creative Director constituted a default under the Management Agreement among 32 LLC, Cakewalk BRE LLC ("BRE") and Entertainment Finance International, Inc. ("EFI"). As a result of these defaults EFI, as holder of $5,500,000 principal amount of indebtedness issued by BRE, accelerated the maturity date of such indebtedness and commenced foreclosure proceedings. At the time the loan was granted in September 1999, EFI required the establishment of a new subsidiary, BRE, into which all assets of 32 LLC were transferred as security for EFI. Accordingly, EFI did not have recourse to the Company's assets that were not included in the BRE.

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

 3.  NET LOSS PER COMMON SHARE

     The Company computes net loss per common share in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

     Basic and Diluted EPS are the same for the three months and nine months ended September 30, 2001 and 2000, as Diluted EPS does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

     The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2001 and 2000 had been converted, but not included in the calculation of diluted loss per share, as such shares are antidilutive:

                                            2001                     2000
                                       -------------             -------------

           Stock options                        0                   4,361,544
           Warrants                     1,466,080                   2,035,709
                                      --------------             --------------

          Total dilutive securities     1,466,080                   6,397,253
                                      ==============             ==============

     Options to purchase 4,859,354 and 250,000 shares of common stock and warrants to purchase 3,879,110 and 3,309,481shares of common stock for the nine months ended September 30, 2001 and 2000, respectively, were not included in the above table because the exercise price of those options and warrants were greater than the average market price of the common shares. The options and warrants were still outstanding at the end of the period.

4.   COMMITMENTS

     On October 31, 2001, the Company terminated the lease for its office space at 29 West 57Th Street, New York, New York. Operations were relocated to the offices of one of the Company's Co - Chairmen.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. We do not anticipate that it will have a material impact on the Company's financial results.

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

     OVERVIEW

     Headquartered in New York, ConnectivCorp (the "Company") through its wholly owned subsidiary, ConnectivHealth ("CH") operates a medical communications network with publishing, Internet, and marketing services divisions.

     ConnectivHealth, operates as a medical communications network that connects targeted consumers and professionals with pharmaceutical and consumer product companies. Particular focus is on enabling pharmaceutical companies to market their products directly to consumers - a fairly recent activity with which many pharmaceutical companies are still struggling, particularly in identifying how to best reach the appropriate demographics.

     ConnectivHealth fulfills this role by offering content and expertise in a particular field of study - presently sexual health - acquiring and/or building relevant proprietary media assets and identifying key distribution or strategic partners. Working through these varied but interrelated assets it provides a targeted marketing connection between consumers and marketers and offers a rounded program of marketing opportunities to pharmaceuticals.

     RECENT DEVELOPMENTS

     During the first nine months of 2001 the Company's efforts have been focused on the following key items:

     o Planning for the publication of a proprietary women's and men's health magazine with emphasis on sexual well-being and health related matters. The strategic plan is to launch the magazine in partnership with a publisher or fund it internally and utilize outside services for production and distribution. The development of the magazine provides not only an excellent source for new revenues and income but is a significant marketing tool for the Company's online activity.

     o Establishing working relationships with key personnel experienced in pharmaceutical and Internet marketing both inside and outside the Company.

     o Finalizing the content and format of the Company's website and, more importantly, solidifying the working relationship with the Company's network of Internet partners. On the strategic front the Company has fully developed its relationships and technological capabilities relative to placing its content on and exploiting the consumer base of its Internet distribution partners (iWon, drkoop.com, kiss.com and the America Media magazines) - a network that reaches over 36 million consumers a month.

     o Substantially reducing the burn rate of the Company from in excess of $200,000 per month to approximately $35,000 per month to husband the remaining cash resources. Current cash expenditures are being limited strictly to those events that have the likelihood of generating significant cash revenues in the near term.

     o Establishing meetings with large and medium size pharmaceuticals for presentation of comprehensive marketing proposals utilizing the assets established by the Company. Proposals and presentations have been made to Merck, Lilly and GlaxoSmithKline.

     o CH will receive an unrestricted educational grant from Bayer Pharmaceuticals totaling $39,500 for an online program related to sexual health. The program will launch this fall and run through the end of the year and will be housed on the sexualhealth.com website. Bayer selected CH to receive the grant for the partnership because of the caliber of experts associated with CH, the responsible and professional manner that sensitive information is handled on the website and the reach that CH has with its partners.

     UNCERTAINTY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since it's inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of September 30, 2001 is approximately $15.7 million. To date, the Company has not generated any revenue from its business model. The Company incurred a net loss of approximately $2.4 million for the nine months ended September 30, 2001. Additionally, cash used in operations totaled approximately $1.5 million for the nine months ended September 30, 2001, while cash and cash equivalents at September 30, 2001 totaled approximately $282,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to execute its business strategy and/or its ability to raise additionally equity.

     The Company's near term operating strategy focuses on the continued execution of its business plan. To date, the Company has successfully launched SexHealth.com, and entered into Content Agreements with several major hosts, thereby exposing the Company's content to millions of potential users. Additionally, the Company has not yet signed any agreements with any pharmaceutical or other healthcare companies to use the Company's services. The Company has evaluated its current operating costs and has undertaken measures to reduce these costs, which include the reduction of salaries and payments to consultants. It is projected that these cuts will reduce the monthly cash expenditures to approximately $35,000 per month. The Company is also exploring its ability to raise additional equity through a private placement.

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

     The following discussion and analysis compares the results of the Company's continuing operations for the Nine Months and Three Months ended September 30, 2001, and the Nine Months and Three Months ended September 30, 2000.

     NINE MONTHS ENDED SEPTEMBER 30, 2001

     The Company generated no revenues from continuing operations during the nine months ended September 30, 2001.

     In the first nine months ended September 30, 2001 and 2000, the Company reported the following:

                                                     2001               2000
                                              -----------------    -------------


Loss from continuing operations               $     (2,413,194)    $ (3,415,013)

Loss from discontinued operations                           -         1,412,700)
                                              -----------------    -------------
Net loss                                      $     (2,413,194)    $ (4,827,713)
                                              =================    =============

Basic and diluted loss per share:

Loss from continuing operations               $          (0.11)    $      (0.17)

Loss from discontinued operations                           -             (0.07)
                                              -----------------    -------------
Net loss                                      $          (0.11)    $      (0.24)
                                              =================    =============

     For the nine months ended September 30, 2001, the Company reported a loss from continuing operations of $2,413,194. General and administrative expenses include expenses of approximately $257,000 for professional fees; $323,000 for salary and related expenses, $449,000 for consultants, $749,000 for amortization of acquired software, magazines and goodwill, $169,000 for the maintenance and content for the web site and $154,000 for compensation costs recognized in connection with stock options.

     For the nine months ended September 30, 2000, the Company reported a loss from continuing operations of $3,415,013. The Company's income of $152,000 consisted of $80,000 of consulting fee revenue and $72,000 of interest earned on its funds. General and administrative expenses of approximately $3.7 million include expenses of $513,000 for salary and related expense; $473,000 consulting fees; $401,000 for professional fees; $745,000 for amortization of acquired software and goodwill, and $1,187,000 for expenses associated with issuance of stock options.

     THREE MONTHS ENDED SEPTEMBER 30, 2001 (THE "2001 QUARTER")

     The Company generated no revenues from continuing operation in the 2001 Quarter.

     In the third quarter of 2001 and 2000, the Company reported the following:

                                              2001                     2000
                                         -----------------     ---------------

Net loss                                  $    (694,348)        $  (1,367,314)
                                         =================     ===============

Basic and diluted loss per share:
Net loss                                  $       (0.03)        $       (0.06)
                                         =================     ===============

     The Company reported a loss from continuing operations of $694,348 for the three months ended September 30, 2001. General and administrative expenses include expenses of approximately $113,000 for professional fees; $83,000 for salary and related expenses, $64,000 for compensation costs recognized in connection with stock options, $248,000 for amortization of acquired software, magazines and goodwill.

     The Company reported a loss from continuing operations of $1,367,314 for the three months ended September 30, 2000. The Company's income of $60,000 consisted of $20,000 of consulting fee revenue and $40,000 of interest earned on its funds. Reported general and administrative expenses of approximately $1.4 million include expenses of $197,000 for salary and related expenses; $156,000 for professional fees; $188,000 for consulting fees; $245,000 for amortization of acquired software and goodwill, and $465,000 for expenses associated with issuance of stock options.

     LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended September 30, 2001, $1,537,034 of cash was used in operating activities. Funds were used to pay the Company's operating expenses as well as to reduce of accounts payable and accrued expenses by $148,001.

     DISPOSITION OF SUBSIDIARY

     As a result of certain defaults under various operating agreements among 32 Records LLC ("32 LLC"), Cakewalk BRE LLC ("BRE") and Entertainment Finance International, Inc. ("EFI") that occurred in March 2000, EFI, as holder of $5,500,000 principal amount of indebtedness issued by BRE, accelerated the maturity date of such indebtedness and commenced foreclosure proceedings. At the time the loan was granted in September 1999, EFI required the establishment of a new subsidiary, BRE, into which all the assets of 32 LLC were transferred as security for EFI. Accordingly, EFI did not have recourse to the Company's assets that were not included in the BRE.

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

                          PART II -- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         Cakewalk BRE LLC ("Cakewalk") is wholly owned by 32 Records LLC ("32 LLC"), and owns all the assets formerly owned by 32 LLC. In 2000, Cakewalk defaulted under an Indenture Agreement (the "Indenture") dated September 29, 1999 with Entertainment Finance International, Inc. ("EFI"), and entered into negotiations with EFI regarding the same. EFI was the secured holder of $5,500,000 principal indebtedness issued by Cakewalk and maintained a security interest in all of Cakewalk's assets (the "Collateral") pursuant to the Indenture. Cakewalk consented to entry of a judgment of foreclosure ("Judgment") upon the Collateral in connection with the action filed by EFI against Cakewalk in the Supreme Court of the State of New York, County of New York, Index No. 604708/00 on or about October 30, 2000. On February 2, 2001, judgment was entered by the Court approving the foreclosure, thereby transferring all of Cakewalk's assets to EFI. After the transfer, EFI does not have any recourse to the Company's assets that were not included in Cakewalk. On October 18, 2000, the Company and EFI entered into a consulting agreement under which the Company agreed to help EFI in the marketing and sale of Cakewalk and/or its assets in return for which the Company would be entitled to a cash payment upon sale under certain circumstances.



ITEM 2 - CHANGES IN SECURITIES

                  Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Cakewalk BRE LLC ("Cakewalk") is wholly owned by 32 Records LLC ("32 LLC"), and owns all the assets formerly owned by 32 LLC. In 2000, Cakewalk defaulted under an Indenture Agreement (the "Indenture") dated September 29, 1999 with Entertainment Finance International, Inc. ("EFI"), and entered into negotiations with EFI regarding the same. EFI was the secured holder of $5,500,000 principal indebtedness issued by Cakewalk and maintained a security interest in all of Cakewalk's assets (the "Collateral") pursuant to the Indenture. Cakewalk consented to entry of a judgment of foreclosure ("Judgment") upon the Collateral in connection with the action filed by EFI against Cakewalk in the Supreme Court of the State of New York, County of New York, Index No. 604708/00 on or about October 30, 2000. On February 2, 2001, judgment was entered by the Court approving the foreclosure, thereby transferring all of Cakewalk's assets to EFI. After the transfer, EFI does not have any recourse to the Company's assets that were not included in Cakewalk. On October 18, 2000, the Company and EFI entered into a consulting agreement under which the Company agreed to help EFI in the marketing and sale of Cakewalk and/or its assets in return for which the Company would be entitled to a cash payment upon sale under certain circumstances.


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

                                      CONNECTIVCORP


Dated:  November 15, 2001             By: /s/ ELLIOT GOLDMAN
                                          -----------------------------
                                          Elliot Goldman
                                          President and Chief Executive Officer