Form 10KSB
period 2001-12-31
CONNECTIV CORP
filed 2002-04-16
CIK 1076682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________
                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  YEAR  ENDED  DECEMBER  31,  2001     COMMISSION  FILE  NO.  333-70663
                            _________________________
                                  CONNECTIVCORP
                    (FORMERLY KNOWS AS SPINROCKET.COM, INC.)
        (Exact name of small business issuer as specified in its charter)

      DELAWARE                                         06-1529524
     (State or other jurisdiction of                   (I.R.S.  Employer
     incorporation  or  organization)                  Identification  No.)

750 LEXINGTON AVENUE, 24TH FLOOR     (212)  750-5858            10022
NEW  YORK,  NEW  YORK
  (Address  of  Issuer's         (Issuer's telephone number,  (Zip Code)
principal executive offices)      including  area  code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No
       ---       ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.     __

     The  issuer's  revenues  for  the  year  ended  December  31, 2001 were $0.

     The aggregate market value of the registrant's voting common equity (i.e., the Common Stock) held by non-affiliates as of March 31, 2002 was $1,149,735, using the closing sale price of $0.11 per share on such date, as reported by the Nasdaq OTC Bulletin Board.

     The number of outstanding shares of the registrant's Common Stock as of March 30, 2002 was 10,452,137 after the effect of a reverse one for ten stock split effected March 12, 2002.

     Transitional  Small  Business  Disclosure  Format.
Yes     __     No     X
                     ---
DOCUMENTS  INCORPORATED  BY  REFERENCE
     None.

     This filing includes unaudited financial statements in lieu of audited financial statements, because the issuer was unable to obtain from Arthur Andersen LLP a manually signed audit report in respect of those financial statements, as further discussed on page F-1.

     A  list of Exhibits to this Annual Report on Form 10-KSB begins on Page 18.

                                TABLE OF CONTENTS
PART  I                                                                                           PAGE
                                                                                                  -----
Item  1.  Description  of  Business                                                                 1
Item  2.  Description  of  Property                                                                 3
Item  3.  Legal  Proceedings                                                                        3
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders                               3

PART  II
Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters                           4
Item  6.  Management's Discussion and Analysis of Financial Condition and Results of Operations     5
Item  7.  Financial  Statements                                                                     8
Item  8.  Changes  In  and  Disagreements  With  Accountants  on  Accounting and
          Financial  Disclosure                                                                     9

PART  III
Item  9.   Directors,  Executive  Officers,  Promoters  and  Control  Persons                       9
Item  10.  Executive Compensation                                                                  12
Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management                   15
Item  12.  Certain  Relationships  and  Related  Transactions                                      16
Item  13.  Exhibits  and  Reports  on  Form  8-K                                                   18

                                   ___________

     The Company's principal executive offices are located at 750 Lexington Avenue, 24th Floor, New York, New York 10022, and the telephone number is (212) 750-5858.
                                   ___________

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

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

INTRODUCTION  AND  HISTORY

     ConnectivCorp (the "Company"), is a medical communications network with publishing, Internet and marketing services divisions that connect targeted consumers and professionals with pharmaceutical and consumer product companies. SexHealth.com is the Company's comprehensive web site covering sexual health information and topics.

     ConnectivCorp was organized in the State of Delaware on May 8, 1998 as SMD Group, Inc. In January 1999, the name was changed to CDBeat.com, Inc. Following the Company's business combination with Cakewalk LLC in November 1999, the name was again changed to "Spinrocket.com, Inc." On September 11, 2000, in order to better reflect and describe the Company's then strategic direction, the name was changed to "ConnectivCorp."

     ConnectivCorp is a reporting company under the Securities Exchange Act of 1934, as amended, and its stock is traded on the OTC Bulletin Board under the symbol "CTTV." ConnectivCorp's principal executive offices are located at 750 Lexington Avenue, 24th Floor, New York, New York 10022, and its telephone number is (212) 750-5858.

HISTORY

     The Company was incorporated in Delaware on May 8, 1998 under the name "SMD Group, Inc." which was subsequently changed in January 1999, to "CDbeat.com, Inc." In April 2000, the Company changed its name to "Spinrocket.com, Inc." On September 11, 2000 Spinrocket.com, Inc. changed its name to "ConnectivCorp" because that new name better described the Company's then strategic direction.

     In November 1999, 32 Records acquired substantially all of the assets and liabilities relating to the business of Cakewalk LLC ("Cakewalk") in exchange for 8,307,785 shares of the Common Stock of the Company, which number of shares equaled approximately 46% of the then issued and outstanding Common Stock of the Company (the "Cakewalk Transaction"). As a result of the Cakewalk Transaction, the business formerly operated by Cakewalk was being operated by 32 Records.

     Cakewalk BRE LLC ("Cakewalk") was a wholly owned subsidiary of 32 Records LLC (the entity known as 32 Records was, at one time, known as Cakewalk LLC, d/b/a 32 Records LLC). Cakewalk defaulted under an Indenture dated June 29, 1999 (the "Indenture") and entered into negotiations with Entertainment Finance International, Inc. ("EFI") in order to consensually turn over assets to EFI. EFI was the secured holder of $5,500,000 principal indebtedness issued by Cakewalk and maintained a security interest in all of Cakewalk's assets (the "Collateral") pursuant to the Indenture. Cakewalk consented to entry of a judgment of foreclosure ("Judgment") upon the Collateral in connection with the action filed by EFI against Cakewalk in the Supreme Court of the State of New York, County of New York, Index No. 604708/00 on or about October 30, 2000. On February 2, 2001, judgment was entered by the Court approving the foreclosure, thereby transferring all of Cakewalk's assets to EFI. On October 18, 2000, the Company and EFI entered into a consulting agreement under which the Company agreed to help EFI in the marketing and sale of Cakewalk and/or its assets in return for which the Company would be entitled to a cash payment upon sale under certain circumstances.

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

OVERVIEW

     2001 was a year of accomplishment and fiscal prudence for ConnectivCorp, but it ended as a year of financial strain.

     Despite extensive efforts on the part of senior management and several key employees, who continued to work without pay for a considerable period of time, there has not been an appreciable change in the prospects of the Company successfully implementing its medical services business plan in the near term. Therefore, the prospects for generating meaningful revenues in the near term are remote and the Company's financial ability to sustain its activities is in question.

     Accordingly, the Company made a decision to restructure. It will seek to reduce existing trade payables by the issuance of restricted common stock. Additionally, management is seeking appropriate merger or acquisition partners in the medical information or other unrelated fields. Management has agreed to provide or arrange for short term financing of $250,000 in connection with this effort and effected a one for ten reverse split of the Company's common stock on March 12, 2002.

     The Company's historical loss per share for the years ended December 31, 2001 and 2000, would be as follows:

Pro  forma  loss  per  basic  and  diluted  common  share:

                                              2001               2000
                                          -----------        -----------

Loss from continuing operations            $  (2.66)          $ (2.41)

Loss from discontinued operations                 -             (0.69)
                                          -----------        -----------
Net loss                                   $  (2.66)          $ (3.10)
                                          ===========        ===========

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

REGULATION

     The Company is currently not subject to direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses.

EMPLOYEES

     As of March 31, 2002, the Company had two employees, both of whom are engaged in executive management.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     On October 31, 2001, the Company terminated the lease for its office space at 29 West 57th Street, New York, New York. Operations were relocated to the offices of the Company's current Chairman. Due to the limited operations of the Company, no rent expense has been incurred.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     During the fourth quarter of the year ended December 31, 2001, no matters were submitted by the Company to a vote of its stockholders.

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

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Market Information. The Company's common stock is currently listed on the OTC Bulletin Board under the trading symbol "CTTV." The Company first listed its common stock on the OTC Bulletin Board in August 1999. The following table sets forth the high and low bid prices of the Company's Common Stock as reported on the OTC Bulletin Board for each calendar quarter commencing in January 2000 through March 28, 2002.


                       COMMON STOCK
                 --------------------------
                     2001        2000
                --------------------------
                HIGH    LOW   HIGH    LOW
                 BID    BID    BID    BID
                -----  -----  -----  -----

First Quarter   1.125  0.375  4.375  2.438

Second Quarter   0.38   0.06    3.5  1.031

Third Quarter    0.47   0.17  2.313  1.125

Fourth Quarter   0.18   0.07  2.313  0.875



     As of March 28, 2002, the closing sale price of the Company's common stock on the OTC Bulletin Board was $0.11 per share after giving effect to the reverse one for ten stock split that occurred on March 12, 2002.

HOLDERS
     As of March 31, 2002, there were approximately 320 holders of record of the Company's common stock as determined by the Company's transfer agent. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

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

     The Company was incorporated in Delaware on May 8, 1998 under the name "SMD Group, Inc." In January 1999, the Company changed its name to "CDbeat.com, Inc." On April 19, 2000, the Company's name was changed to "Spinrocket.com, Inc." On September 11, 2000, the Company changed its name from Spinrocket.com, Inc. to "ConnectivCorp" because this new name better described the Company's then strategic direction. The Company's business model was to facilitate the online connection between targeted, profiled consumers and marketers desiring to reach those consumers. As its initial focus, the Company formed a new wholly-owned subsidiary, ConnectivHealth, in order to facilitate its connectivity model in the healthcare field.

UNCERTAINTY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since its inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of December 31, 2001 is approximately $19 million. To date, the Company has not generated any revenue from its proposed business model, which contemplated selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a net loss of approximately $5.8 million and $6.4 million for the years ended December 31, 2001 and 2000, respectively, while cash and cash equivalents at December 31, 2001 totaled approximately $90,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to raise additional equity or execute its business strategy.

     The Company has made a decision to restructure its operations. Management has stated that restricted common stock may be issued to satisfy existing trade payables and that the Company is seeking appropriate merger or acquisition partners in the medical information or other unrelated fields. Management has agreed to provide or arrange for short term financing of $250,000 in connection with this effort and has effected a one for ten reverse stock split of the Company's common stock as of March 12, 2002.

     The Company's ability to operate as a going concern is dependent on its ability to execute its restructuring and/or raise additional equity. There can be no level of assurance that the Company will be able to achieve or sustain any level of profitability in the future. Future operating results will depend upon a number of factors, including the ability to raise additional capital, the execution of the Management's restructuring plans and prevailing economic conditions. While the Company has reduced its operating expenses, no assurance can be given that the Company can sustain these operating levels. Moreover, the Company has not yet generated any meaningful revenues, and no assurance can be given that it will do so in the future. There can be no assurance that the Company will generate sufficient revenues to ever achieve profitability or otherwise sustain its profitability in the future. While the Company is exploring appropriate merger or acquisition partners in the medical information or other unrelated fields, there can be no assurance that a transaction will be consummated.

LETTER  OF  INTENT

     On March 21, 2002, the Company executed a letter of intent to acquire Aqua Development Corp., a California corporation ("Aqua"). The Company intends to acquire Aqua in exchange for 78% of the issued and outstanding common stock in the Company, as defined. The acquisition is contingent upon numerous factors, including the raising of additional financing by the parties. Immediately upon the acquisition, the Company will authorize its name to be changed to "d/b/a Aqua Development Corp.

     Capital of $2 million shall be necessary in connection with the transaction financing, of which $1 million shall be raised by Aqua and $1 million by the Company. Through April 15, 2002, the Company has raised approximately $350,000 of additional financing. At the signing of the Purchase Agreement, the Company shall advance $250,000 to Aqua in the form of a secured bridge loan to be evidenced by a note bearing interest at 12% per annum. In the event the transaction closes, the $250,000 shall be credited to the Company as part of its $1 million capital contribution discussed above. The Company shall be obligated to make another $100,000 available to Aqua prior to closing on the same terms. In the event the transaction is not consummated, the loan shall mature 90 days after the closing date, as defined. The parties anticipate the closing shall occur on or before the date that is 120 days after March 21, 2002.

RESULTS  OF  OPERATIONS

2001  compared  to  2000

     The Company reported the following results of operations for the years ended December 31, 2001 and 2000:

                                             2001             2000
                                          (Unaudited)       (Audited)
                                        --------------    ---------------
Loss from continuing operations         $  (5,756,777)    $   (4,967,021)
Loss from discontinued operations                   -         (1,412,700)
                                        --------------    ---------------

Net loss                                $  (5,756,777)    $   (6,379,721)
                                        ==============    ===============

Basic and diluted loss per common share:

Loss from continuing operations         $       (0.27)    $        (0.24)

Loss from discontinued operations                   -              (0.07)
                                        --------------    ---------------
Net loss per common share               $       (0.27)    $        (0.31)
                                        ==============    ===============

     The Company reported a loss of approximately $5.8 million from continuing operations in 2001 versus a loss from continuing operations of approximately $5 million in 2000. The Company's other income for the year ended December 31, 2001 consisted of interest income that was earned on invested funds was approximately $41,000 in 2001 versus approximately $103,000 of interest income and $80,000 of consulting revenue in 2000. The decrease of approximately

$62,000 in interest income resulted from the decrease in cash and cash equivalents available to be invested, while the Company did not obtain any consulting engagements in 2001. General and administrative expenses totaled approximately $5.8 million in 2001 versus $5.3 million in 2000. Included in general and administrative was approximately $202,000 of deferred compensation expense related to options granted to consultants and employees salaries of approximately $337,000; approximately $917,000 for professional and consulting fees and software development; amortization expense of approximately $999,000 of acquired software and goodwill and approximately $2.9 million of expenses recognized in the fourth quarter of 2001 for the impairment of acquired software, goodwill, equipment and costs of publications acquired.

     Deferred compensation expense related to options granted to consultants and employees was approximately $202,000 in 2001 versus approximately $1.8 million in 2000. The decrease is a result of the lower number of options granted in 2001. Salaries totaled $337,000 in 2001 verses $727,000 in 2000. The decrease was a result in lower salaries taken by management and a reduction of employees in 2001. Approximately $917,000 of expense was recognized for professional and consulting fees and software development in 2001 verses $1.3 million in 2000. The decrease of $383,000 resulted from management's program to reduce costs. Amortization expense of acquired software and goodwill was approximately
$999,000 in 2001 versus $992,000 in 2000. During the fourth quarter of 2001 approximately $2.9 million of expense was recognized for the impairment of acquired software, goodwill, equipment and costs of publications acquired.

2000  compared  to  1999

The Company reported the following results of operations for the years ended December 31, 2000 and 1999:


                                                   2000         1999
                                                (Audited)     (Audited)
                                               ------------  ------------
Loss from continuing operations                $(4,967,021)  $(1,588,577)
Loss from discontinued operations               (1,412,700)   (1,475,301)
                                               ------------  ------------
Net loss                                       $(6,411,212)  $(3,063,878)
                                               ============  ============

Basic and diluted loss per share:
Loss from continuing operations                $     (0.24)  $     (0.28)
Loss from discontinued operations                    (0.07)        (0.26)
                                               ------------  ------------
Net loss per common share - basic and diluted  $     (0.31)  $     (0.54)
                                               ============  ============

     The Company reported a loss of approximately $5 million from continuing operations. The Company's operating income for the year ended December 31, 2000 consisted of consulting fee revenue of $80,000, and other income consisted of interest income of approximately $103,000 that was earned on invested funds. General and administrative expenses totaled approximately $5.3 million in 2000 versus $3.7 million in 1999. Included in general and administrative was approximately $1.8 million of deferred compensation expense related to options granted to consultants and employees; salaries of approximately $727,000; approximately $1.3 million for professional and consulting fees, and software development and amortization expense of approximately $992,000 on acquired software and goodwill.

ACCOUNTING  POLICIES

     The following accounting policies are important to an understanding of the operating results and financial condition of the Company and should be considered as an integral part of the financial review. For additional accounting policies, see note 1 to the consolidated financial statements, "Significant Accounting Policies."

Estimates  and  Assumptions
---------------------------

     In preparing the financial information, the Company used some estimates and assumptions that may affect reported amunts and disclosures. Estimates are used when accounting for depreciation, amortization, impairment of assets and asset valuation allowances. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results, such as legislation, regulation and the ability to obtain financing. Certain of these risks and uncertainties are discussed under the heading entitled "Forward-Looking Statements."

CHANGE  IN  MANAGEMENT,  LOAN  DEFAULT  AND  DISPOSITION  OF  SUBSIDIARY

     Cakewalk BRE LLC ("Cakewalk") was wholly owned by 32 Records LLC ("32 LLC"), and owned all the assets of 32 LLC. In 2000, Cakewalk defaulted under an Indenture dated June 29, 1999 (the "Indenture") with its lender, Entertainment Finance International, Inc. ("EFI"), and entered into negotiations with EFI regarding the same. EFI was the secured holder of $5,500,000 principal indebtedness issued by Cakewalk and maintained a security interest in all of Cakewalk's assets (the "Collateral") pursuant to the Indenture. Cakewalk consented to entry of a judgment of foreclosure ("Judgment") upon the Collateral in connection with the action filed by EFI against Cakewalk in the Supreme Court of the State of New York, County of New York, Index No. 604708/00 on or about October 30, 2000. On February 2, 2001, judgment was entered by the Court approving the foreclosure, thereby transferring all of Cakewalk's assets to EFI. On October 18, 2000, the Company and EFI entered into a consulting agreement under which the Company agreed to help EFI in the marketing and sale of Cakewalk and/or its assets in return for which the Company would be entitled to a cash payment upon sale under certain circumstances.

ITEM  7.  FINANCIAL  STATEMENTS

     The Company's consolidated financial statements for the years ended December 31, 2001 (unaudited) and 2000 (audited), respectively, are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

     This filing includes unaudited financial statements in lieu of audited financial statements, because the Company was unable to obtain from Arthur Andersen LLP a manually signed audit report in respect of those financial statements.

     The Company intends to provide audited financial statements within 60 days, as required by temporary rules released by the Securities and Exchange Commission on March 18, 2002. The Company may elect, within the 60 day period, not to have Arthur Andersen LLP perform its audit of the 2001 financial statements. Arthur Andersen LLP audited the Company's 2000 financial statements. Their report thereon has not been reissued. A copy of their previously issued report has been included herein. Their written consent has not been obtained. Certain limitations on recovery by investors may exist as a result of the lack of consent.

     No auditor has opined that the unaudited financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of operations, cash flows and the changes in shareholders' equity of the Company for the year ended December 31, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following table sets forth certain information, as of March 28, 2002, concerning the Company's directors and executive officers:

     The following table and subsequent discussion sets forth information concerning the Company's directors and executive officers:

Name                Age    Position
------------------------------------------------------------------------------

Elliot  Goldman     66     President,  Chief  Executive  Officer,  Director
Robert  Ellin       37     Chairman
Ivan  Berkowitz     56     Director
David  Goddard      46     Director
Jeffrey Kuhr        43     Director
Thomas  Cyrana      53     Observer

     The business experience of each of the persons listed above for at least the last five years is as follows:

     Elliot Goldman (President, Chief Executive Officer and Director). Mr. Goldman's executive and operational career spans three decades in the entertainment industry including his role as President and Chief Executive Officer of BMG Music and senior executive posts at Warner Communications Inc. (now AOL Time Warner), CBS Records (now Sony Music) and Arista Records. In all of these instances he had primary responsibility for managing content companies and maximizing the net income generated. Most recently he has been President of his own consulting firm specializing in operational and deal assistance to major and independent music companies. At BMG Music, Mr. Goldman was President and CEO of worldwide music operations encompassing RCA Records, Arista Record, RCA Red Seal and the RCA Record Club. Before that, he was a Senior Vice President of Warner Communications (now AOL Time Warner), with responsibility for the Warner Music Group's worldwide recorded music and music publishing activities. Before joining AOL Time Warner, Mr. Goldman was Executive Vice President and General Manager of Arista Records, from its founding, with direct responsibility for all areas of its business operations. Mr. Goldman began his career at CBS Records (now Sony Music) as Director of Business Affairs and rose to Administrative Vice President of that company.

     Robert  Ellin  (Chairman).  Mr.  Ellin is a principal of Atlantis Equities,
Inc. ("Atlantis"), Dylan LLC and Trinad Partners ("Trinad"). Atlantis is a private merchant banking and advisory firm specializing in equity and debt finance, primarily assisting emerging growth companies under $100 million in sales. Through Atlantis, Mr. Ellin has spearheaded merger and acquisition and business development projects for private and public companies such as THQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), and Forward Industries, Inc. (OTC: FORD). Trinad is a leveraged buyout firm that bought, and recently sold, S&S Industries, Inc., the largest manufacturer of apparel-related underwire. Dylan LLC was originally a stockholder of the Company.

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

     Jeffrey Kuhr (Director). Mr. Kuhr is the managing partner of West End Capital Partners LLC ("WECP"), a merchant banking firm based in New York City. Prior to forming WECP, he was a founder and managing director of Peter J. Solomon Company ("PJSC"), a leading independent investment banking firm. During his tenure at PJSC from 1989 to 1999, Mr. Kuhr advised public and private companies on mergers and acquisitions, financing and restructuring transactions. While a managing director at PJSC, Mr. Kuhr founded RS1W, Inc. with Russell Simmons (Def Jam Records, Phat Farm apparel) and a group of investors to be a leading online entertainment destination. RS1W was sold to BET.com in October 2000. From 1987 to 1989, Mr. Kuhr financed leveraged buyouts at GE Capital Corporation. He began his career as a strategic consultant at Data Resources, Inc., providing economic and strategic consulting services to Fortune 100 companies. Mr. Kuhr received his Masters in Business Administration from the Wharton School and his Bachelor of Arts from Oberlin College.

    Thomas Cyrana (Observer). Mr. Cyrana is a Managing Director of Rascoff/Zysblat Organization ("RZO"), a division of American Express Tax and Business Services. Mr. Cyrana has been with RZO since 1995. Mr. Cyrana also serves as a principal of the managing member of EFI, a venture with The Structured Finance High Yield Fund, LLC, which is managed by Prudential Investments.

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

MANAGEMENT  CHANGES

     In January 2001, Peter Crawford resigned as Chief Technology Officer of the Company.

     As of January 24, 2002, Robert Miller resigned as Co-Chairman and Director of the Company, and Robert Ellin became sole Chairman.

CERTAIN  CORPORATE  ACTIONS

     Stockholders representing approximately 53.2% of the total issued and outstanding shares of the Company's common stock as of March 12, 2001 took action by written consent to (i) authorize the Company to effect a reverse split of the Company's issued and outstanding common stock on not more than a one-for-ten basis, and (ii) approve the adoption of a stock option plan for up to 5 million shares of common stock reduced pro rata upon the reverse split. On March 12, 2002, a one-for-ten reverse split was effected.

REVERSE  SPLIT

General

     On March 12, 2001, stockholders representing 53.2% of the issued and outstanding shares of the Common Stock of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to authorize the Company, for a period of up to one year, to effect a reverse split (the "Reverse Split") that will cause all issued and outstanding Common Stock to be split, on a reverse basis, up to one-for-ten. On March 12, 2002, the one-for-ten Reverse Split was effected. The Reverse Split does not affect the number of authorized shares of the Company's Common Stock. The Reverse Split effectively increases the number of available authorized shares of Common Stock. As described below, the primary objective of the Board of Directors is to increase the per share market price of the Common Stock.

     The Company's historical loss per share for the years ended December 31, 2001 and 2000, would be as follows (unaudited):

Pro  forma  loss  per  basic  and  diluted  common  share:

                                                   2001         2000
                                                -----------  -----------
  Loss from continuing operations                $ (2.66)     $   (2.41)

  Loss from discontinued operations                    -          (0.69)
                                                -----------  -----------
Net loss per common share                        $ (2.66)     $   (3.10)
                                                ===========  ===========

Effects  of  Reverse  Split

     Effect  on  Market  for Common Stock.  The Board of Directors believes that
     ------------------------------------
the Reverse Split should, although there can be no assurance, enhance the acceptability of the Company's Common Stock by the financial community and investing public. The reduction in the number of issued and outstanding shares of Common Stock caused by the Reverse Split is anticipated initially to increase proportionately the per share market value of the Company's Common Stock. The Board of Directors also believes that the Reverse Split may result in a broader market for the Company's Common Stock than that which currently exists. The expected increase price level may encourage interest and trading in the Common Stock and possibly promote greater liquidity for the Company's stockholders, although such liquidity could be adversely affected by the reduced number of shares of Common Stock outstanding after the effectiveness of the Reverse Split.

     Effects  on  Number  of  Shares  Available for Issuance.  The Reverse Split
     -------------------------------------------------------
decreased the number of outstanding shares of Common Stock. Therefore, the 21,588,870 shares of Common Stock issued and outstanding as of the effective date of the Reverse Split, together with 10,289,552 shares of Common Stock, assuming the exercise of, all outstanding warrants and options, were converted into approximately 3,187,842 shares of Common Stock. Because the number of shares of Common Stock authorized for issuance by the Certificate of Incorporation, as amended, following the Reverse Split remains at 40,000,000 shares, the Reverse Split results in approximately 36,812,158 additional (or post-split) shares of Common Stock available for issuance by the Company. In lieu of issuing any fractional shares as a result of the Reverse Split, the Company rounded the number of shares each stockholder is entitled to receive as a result of the Reverse Split to the nearest whole number of shares.

     The Board of Directors believes that the Reverse Split may provide flexibility for the Company in meeting its possible needs by enabling the Board to raise additional capital through the issuance of Common Stock or securities convertible into or exercisable for Common Stock, to make additional stock awards under the Company's employee benefit plans and/or to employ Common Stock as a form of consideration for acquisitions.

       Effect on the Company's Derivative and Convertible Securities. The total
       -------------------------------------------------------------
number of shares of Common Stock issuable upon the exercise of options and warrants to acquire such shares, and the exercise price thereof shall be proportionally adjusted to reflect any Reverse Split.

        Changes  in  Stockholders' Equity. As an additional result of a Reverse
        ----------------------------------
Split, the Company's stated capital, which consists of the par value per share of the Common Stock and Preferred Stock multiplied, respectively, by the number of shares outstanding, was reduced. Although the par value of the Common Stock remains at $.001 per share following a Reverse Split, stated capital decreased because the number of shares outstanding was reduced. Correspondingly, the Company's additional paid-in capital, which consists of the difference between the Company's stated capital and the aggregate amount paid to the Company upon the issuance by the Company of all then outstanding shares of Common Stock and Preferred Stock, was increased.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (SEC). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2001 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

ITEM  10.  EXECUTIVE  COMPENSATION

     The following summary compensation table sets forth the aggregate compensation paid to, or earned by, the Chief Executive Officer and the other most highly compensated executive officer for the years ended December 31, 2001 and 2000 whose total annual salary and bonus exceeded $100,000 for 2001 and 2000 (collectively the "Named Executive Officers").



SUMMARY  COMPENSATION  TABLE

                                                                               LONG TERM
                                           ANNUAL COMPENSATION                COMPENSATION
                              ----------------------------------------------  --------------
                                                                               SECURITIES
                                                             OTHER ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR  SALARY ($)   BONUS ($)  COMPENSATION ($)  OPTIONS/SARS(#)
----------------------------  ----  -----------  ---------  ----------------  ---------------
Robert Miller (1)             2001  $    61,058         --                --            --
  Co-Chairman                 2000  $   200,000         --                --            --
Robert Ellin (2)              2001  $     5,200         --                --            --
  Co-Chairman                 2000           --         --                --            --
Elliot Goldman (3)            2001  $    86,059         --                --            --
  President and               2000  $   146,154         --                --            --
  Chief Executive Officer
Alan L. Schaffer (4)          2001           --         --                --            --
  Chief Financial Officer     2000  $   134,154         --                --            --


 ______________________________________
(1) Mr. Miller, who was President and Chief Executive Officer, was appointed Co-Chairman in January 2001 and resigned that position in January 2002. He was being paid an annual salary of $200,000, subject to such increases or bonuses, as the Board of Directors shall authorize. Mr. Miller voluntarily reduced his annual cash compensation to $100,000 as of March 1, 2001 and to $75,000 as of May 1, 2001. As of July 1, 2001, Mr. Miller voluntarily waived receipt of any further cash compensation. See "Executive Compensation - Employment Agreements."

(2) Mr. Ellin, who was Chairman in 2000, was appointed Co-Chairman in January 2001 and on January 24, 2002, Mr. Ellin again became sole Chairman. He was being paid an annual salary of $10,400, subject to such increases or bonuses, as the Board of Directors shall authorize. As of July 1, 2001, Mr. Ellin voluntarily waived receipt of any further cash compensation.

(3) In January 2001 Mr. Goldman was promoted and appointed President and Chief Executive Officer. From January through February 2001, Mr. Goldman's salary was increased to $250,000. As of March 1, 2001, Mr. Goldman agreed to reduce his salary to $150,000, and to $125,000 as of May 1, 2001. As of July 1, 2001, Mr. Goldman voluntarily waived receipt of any further cash compensation. During 2000 Mr. Goldman served as Chief Operating Officer, for which he was paid an annual salary of $200,000, subject to such increases or bonuses as the Board of Director shall authorize. See "Executive Compensation - Employment Agreements."

(4) Mr. Schaffer was appointed Chief Financial Officer of the Company in November 1999, and resigned in November 2000. He was being paid an annual salary of $135,000 plus a minimum annual bonus of $10,000.

OPTION  GRANTS  IN  2001

     The following table sets forth certain information concerning the grant of stock options in 2001 to each of the Named Executive Officers.

                      NUMBER OF        PERCENTAGE TO TOTAL
                SECURITIES UNDERLYING   OPTIONS GRANTED TO   EXERCISE PRICE
NAME               OPTIONS GRANTED      EMPLOYEES IN 2001       ($/SHARE)     EXPIRATION DATE
--------------  ---------------------  --------------------  ---------------  ----------------
Elliot Goldman        500,000               100.00%                (1)              (1)

__________________________

     (1) Upon his appointment as President and Chief Executive Officer, the Company granted Mr. Goldman an additional option to purchase all or any part of an aggregate of 500,000 shares of the Company's Common Stock at an exercise price of $1.50, of which 250,000 were immediately exercisable and 250,000 shares were exercisable when and if the Company achieved certain revenue levels.

2001  AGGREGATE  OPTION  EXERCISES  AND  YEAR-END  OPTION  VALUES

     The following table sets forth certain information concerning the Named Executive Officers with respect to the number of shares covered by exercisable and unexercisable stock options at December 31, 2001 and the aggregate value of exercisable and unexercisable "in-the-money" options at December 31, 2001. No options were exercised by the Named Executive Officers in 2000.

                   NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                  UNDERLYING UNEXERCISED        IN-THE MONEY OPTIONS
NAME            OPTIONS AT FISCAL YEAR-END     AT FISCAL YEAR-END(1)
----            --------------------------  ----------------------------
                EXERCISABLE/UNEXERCISABLE    EXERCISABLE/ UNEXERCISABLE
                --------------------------  ----------------------------
Robert Miller          1,955,750/0               $   -0-/$-0-
Elliot Goldman      500,000/500,000              $   -0-/$-0-

___________
     (1) The value of unexercised "in-the-money" options is equal to the difference between the closing bid price of the common stock on the OTC Bulletin Board as of December 31, 2001 ($0.11) and the option exercise price per share, multiplied by the number of shares subject to options.

DIRECTOR  COMPENSATION

     The Company's directors do not receive compensation for their services as directors, but are reimbursed for all reasonable out-of-pocket expenses incurred in connection with each Board of Directors meeting attended.

EMPLOYMENT  AGREEMENTS

     The Company entered into an employment contract, on April 11, 2000, with Elliot Goldman for an initial term of three years. The Agreement was amended by the Board of Directors in January 2001. The initial term shall automatically be extended by one additional year at the end of the Initial Term and each subsequent anniversary thereafter, unless, at least one hundred twenty (120) days prior to any such renewal date either Mr. Goldman or the Company shall deliver written notice to the other that the term will not be further extended. Pursuant to the Employment Agreement, as amended, Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company at an initial annual salary of $250,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize. The Company also entered into an option agreement with Mr. Goldman pursuant to which Mr. Goldman was granted an option to purchase all or any part of an aggregate of 500,000 shares of the Common Stock of the Company at an exercise price of $1.28 per share. One half of such option shares are currently vested, and an additional one quarter of such option shares vest on each anniversary of the agreement until all of such option shares are fully vested. All unvested shares shall vest automatically under certain circumstances. Unless terminated earlier in accordance with the terms and conditions of the option agreement, the option shall terminate on April 10, 2006. Upon his appointment as President and Chief Executive Officer in January 2001, the Company granted Mr. Goldman an additional option to purchase all or any part of an aggregate of 500,000 shares of the Company's Common Stock at an exercise price of $1.50, of which 250,000 were immediately exercisable and 250,000 shares were exercisable when and if the Company achieved certain revenue levels.

     The Company entered into an employment contract, on November 16, 1999 with Robert Miller for an initial term of three years. This agreement was also amended by the Board of Directors in January 2001. The initial term shall automatically be extended by one additional year at the end of the initial term and each subsequent anniversary thereafter, unless, at least one hundred twenty
(120) days prior to any such renewal date either Mr. Miller or the Company shall deliver written notice to the other that the term will not be further extended. Pursuant to the employment agreement, as amended, Mr. Miller served as a Director and Co-Chairman of the Company at an initial annual salary of $200,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize. The Company also entered into an option agreement with Mr. Miller pursuant to which the Company granted to Mr. Miller an option to purchase all or any part of an aggregate of 1,955,750 shares of the Common Stock of the Company, at the following exercise prices: 50% of the Option Shares at $1.30 per share, 25% at $1.50 per share; and 25% at $1.70 per share. Two-thirds, or 1,303,899, Option Shares have vested, and the remaining one-third of the option shares vest on November 16, 2001. All unvested shares shall vest automatically under certain circumstances. Unless terminated earlier in accordance with the terms and conditions of the option agreement, the Option shall terminate upon the later to occur of (a) the expiration of the term of Mr. Miller's employment agreement with the Company, or (b) five years from the original date of grant of the Option. Mr. Miller resigned his as Co-Chairman and Director of the Company on January 24, 2002.

     Messrs. Goldman and Miller have voluntarily reduced their annual cash compensation to $150,000 and $100,000, respectively, as of March 1, 2001, and to $125,000 and $75,000, respectively, as of May 1, 2001. As of July 1, 2001,
Messrs. Goldman and Miller have voluntarily waived receipt of any further cash compensation.

1998  EMPLOYEE  STOCK  OPTION  PLAN

     The  Company's  1998  stock incentive plan (the "Stock Incentive Plan") was
                                                      --------------------
originally adopted by the Board of Directors and approved by the stockholders on October 15, 1998. The Stock Incentive Plan provides for the grant of stock options for up to a total of 1,000,000 shares of the Company's Common Stock to the Company's employees, officers, directors, consultants and advisors.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 31, 2002, regarding the beneficial ownership of the Company's common stock (assuming the sale of the maximum number of Shares that are being offered hereby) by: (i) each person known by the Company to own beneficially more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) the Company's Chief Executive Officer and the other executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2001 exceeded $100,000, and
(iv)  all  officers  and  directors  of  the  Company  as  a  group.

NAME AND ADDRESS OF BENEFICIAL                                   PERCENTAGE OF
           OWNER(1)                     NUMBER OF SHARES(2)         CLASS
-------------------------------------   -------------------  -------------------

Robert  Ellin(3)
750  Lexington  Avenue
New York, NY  10022                           3,976,787             41.20%

Elliot  Goldman(4)
c/o  ConnectivCorp.
750  Lexington  Avenue
New York, NY  10022                           1,000,000             10.36%

NAME AND ADDRESS OF BENEFICIAL                                   PERCENTAGE OF
           OWNER(1)                     NUMBER OF SHARES(2)         CLASS
-------------------------------------   -------------------  -------------------

David  Goddard(5)
c/o  ConnectivCorp.
750  Lexington  Avenue
New York, NY  10022                              40,000                  *

Ivan  Berkowitz(6)
c/o  ConnectivCorp.
750  Lexington  Avenue
New York, NY  10022                             290,000              3.00%

Jeffrey Kuhr(7)
c/o  ConnectivCorp.
750  Lexington  Avenue
New York, NY  10022                             800,000              7.65%

All directors and executive officers
as a group (4 persons)(3)                     5,306,787             54.98%

*less  than  2%
___________________________________


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

(3) Includes 2.5 million common shares issued to Atlantis Equities in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations, and 500,000 common shares purchased in March 2002 by Mr. Ellin.

(4) Includes 500,000 common shares issued in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations between Mr. Goldman and ConnectivCorp; and 500,000 common shares purchased in March 2002.

(5) Includes 40,000 common shares issued in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations between Mr. Goddard and ConnectivCorp.

(6) Includes 40,000 common shares issued in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations between Mr. Berkowitz and ConnectivCorp; and 250,000 common shares purchased in March 2002.

(7) Includes 760,000 common shares issued to West End Capital Partner, LLC of which Mr. Kuhr is the managing partner.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

      The Company retained the services of Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement Letter dated October 29, 1999, as amended on January 1, 2001, (the "Engagement Letter"). Robert Ellin, the Chairman of the Company, is a principal of Atlantis. In consideration for the services to be provided by Atlantis under the Engagement Letter, Atlantis was paid a monthly fee of $12,500 (plus reimbursement of reasonable and actual out-of-pocket expenses). The term of the Engagement Letter is three years, and shall automatically renew for successive one year terms (subject to the right of any party to terminate the engagement upon 90 days' written notice before the end of any such term). The Company has also granted Atlantis an option to acquire up to 762,064 shares of the Company's Common Stock at an exercise price of $2.50 per share which expires on December 31, 2002, which was cancelled in March 2002. This agreement was also amended by the Board of Directors in January 2001 and Atlantis' monthly fee was increased to $16,666.

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a) Unless otherwise indicated, the following is a list of Exhibits filed as a part of this Annual Report on Form 10-KSB:



Exhibit
Number                                  Description of Document
-------                                ------------------------
2.1   Contribution Agreement, dated as of October 29, 1999 between CDbeat.com, Inc. and Cakewalk LLC        (C)

2.2   Amendment Agreement, dated as of November 16, 1999 by and among Atlantis Equities, Inc., Dylan
      LLC, CDbeat.com, Inc., Cakewalk LLC and 32 Records LLC                                                (C)

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

10.1  Warrant Agreement, dated September 23, 1999 between the Company and Atlantis Equities, Inc.           (B)

10.2  Employment Agreement, dated as of November 16, 1999 between CDBeat.com, Inc. and Robert Miller        (C)

10.3  Stock Option Plan                                                                                     (A)

10.4  Engagement Letter, dated October 29, 1999 between Atlantis Equities, Inc. and the Company             (F)

10.5  Warrant Amendment Agreement, dated as of November 16, 1999 by and among Atlantis Equities,
      Inc. Dylan LLC and the Company                                                                        (F)

10.6  Employment Agreement, dated as of April 11, 2000 between CDbeat.com, Inc. and Elliot Goldman          (F)

10.7  Stock Option Agreement, dated as of April 11, 2000 between CDbeat.com, Inc. and Elliot Goldman

10.8  Indenture, dated as of June 29, 1999 by and among Cakewalk BRE LLC, Entertainment Finance
      International, LLC and RZ0 Corporate Administration, Inc.                                             (F)

10.9  Servicing Agreement, dated as of June 29, 1999 by and among Cakewalk BRE, Entertainment
      Finance International, LLC and RZ0 Corporate Administration, Inc.                                     (F)

10.1  Management Agreement, dated as of June 29, 1999 by and among Cakewalk LLC, Cakewalk BRE
      LLC and Entertainment Finance International, LLC                                                      (F)

10.11 Capital Contribution Agreement, dated as of June 29, 1999 between Cakewalk LLC and Cakewalk
      BRE LLC                                                                                               (F)

10.12 Consulting Agreement, dated as of October 18, 2000 by and between ConnectivCorp and
      Entertainment Finance International LLC                                                               (G)

10.13 Asset Purchase Agreement, dated as of October 19, 2000, by and among ConnectivCorp, Neil p.
      Phillips, Esq., as Conservator of the Person and Estate of Michael Reitano re: Herpes Advice Center   (G)

10.14 Asset Purchase Agreement, dated as of October 19, 2000, by and among ConnectivCorp, Neil p.
      Phillips, Esq., as Conservator of the Person and Estate of Michael Reitano re: Sexual Health
      Magazine, Inc.                                                                                        (G)

10.15 Consulting Agreement, dated as of October 1, 2000, by and between ConnectivHealth Corp. and
      Sexual Health Solutions, Inc.                                                                         (G)


10.16  Stock Option Agreement, dated as of October 1, 2000, by and between ConnectivCorp and Sexual
       Health Solutions, Inc.                                                                               (G)

10.17  [Agreement with American Media Inc.]                                                                 (G)

10.18  [Agreement with iWon]                                                                                (G)

21.1   Subsidiaries of the Company                                                                           (G)

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

(C) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on December 1, 1999

(D) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on January 31, 2000

(E) Incorporated by reference to the Company's Report on Form 8-K/A filed with the Commission on January 31, 2000

(F) Incorporated by reference to the Company's Annual Report on Form 10-K/SB filed with the Commission on
    April 14, 2000.

(G) Incorporated by reference to the Company's Annual Report on Form 10-K/SB filed with the Commission on
    April 16, 2001.

(b)   The Company did not file any reports on Form 8-K during the fourth quarter of 2001. On March 18, 2002, the Company filed a Form 8-K.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2002.


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



SIGNATURE                                TITLE                             DATE
------------------  ------------------------------------------------  --------------
/s/ Elliot Goldman  President, Director and Chief Executive Officer   April 16, 2002
------------------  (Principal Executive Officer)
Elliot Goldman

/s/ Robert Ellin
------------------
Robert Ellin        Chairman                                          April 16, 2002


                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
---------      -------------
21.1           Subsidiaries  of  the  Company

     This filing includes unaudited financial statements in lieu of audited financial statements, because the Company was unable to obtain from Arthur Andersen LLP a manually signed audit report in respect of those financial statements.

     The Company intends to provide audited financial statements within 60 days, as required by temporary rules released by the Securities and Exchange Commission on March 18, 2002. The Company may elect, within the 60 day period, not to have Arthur Andersen LLP perform its audit of the 2001 financial statements. Arthur Andersen LLP audited the Company's 2000 financial statements. Their report thereon has not been reissued. A copy of their previously issued report has been included herein.

     No auditor has opined that the unaudited financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of operations, cash flows and the changes in shareholders' equity of the Company for the year ended December 31, 2001.


                          INDEX TO FINANCIAL STATEMENTS




                                                                                   PAGE
                                                                                   ----
Copy of Previously Issued Report of Independent Certified Public Accountants       F-2
Consolidated Balance Sheet (Unaudited)                                             F-3
Consolidated Statements of Operations (2001 unaudited and 2000 audited)            F-4
Consolidated Statements of Stockholders' Equity (2001 unaudited and 2000 audited)  F-5
Consolidated Statements of Cash Flows (2001 unaudited and 2000 audited)            F-6
Notes to Consolidated Financial Statements                                         F-7

       COPY OF PREVIOUSLY ISSUED REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


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

THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.  THEIR WRITTEN CONSENT
  HAS NOT BEEN OBTAINED.  CERTAIN LIMITATIONS ON RECOVERY BY INVESTORS MAY EXIST
                       AS A RESULT OF THE LACK OF CONSENT.

                                  CONNECTIVCORP
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,2001
                                   (UNAUDITED)

ASSETS
-------

CURRENT ASSETS:
Cash and cash equivalents                                                      $       89,861
                                                                               ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                          $      101,587
                                                                               ---------------
Total Current Liabilities                                                             101,587
                                                                               ---------------
COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value
10,000,000 shares authorized,  Series D                                                     -
Common Stock, $.001 per value
40,000,000 shares authorized, 21,807,155 issued and outstanding                        21,807
Paid in capital                                                                    19,102,936
Deferred compensation                                                                 (64,504)
Accumulated deficit                                                               (19,071,965)
                                                                               ---------------
Total Stockholders' Equity                                                            (11,726)
                                                                               ---------------
Total Liabilities and Stockholders' Equity                                     $       89,861
                                                                               ===============


The accompanying notes are an integral part of these consolidated statements.

                                 CONNECTIVCORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31,

                                               (Unaudited)      (Audited)
                                                   2001           2000
                                             --------------   --------------
Revenues                                       $        -      $   80,000

General and administrative expenses            (5,797,920)     (5,265,695)
                                             --------------   --------------

Operating loss                                 (5,797,920)     (5,185,695)


Interest income                                    41,143         102,674
                                             --------------   --------------

Loss from continuing operations before income

tax benefit                                    (5,756,777)     (5,083,021)

Income tax benefit                                      -         116,000
                                             --------------   --------------
Loss from continuing operations                (5,756,777)     (4,967,021)

Loss  from  discontinued  operations,

After income taxes ($0)                                 -      (1,412,700)
                                             --------------   --------------
Net loss                                     $ (5,756,777)    $(6,379,721)
                                             ==============   ==============


Net loss per common share- basic and diluted:

Loss from continuing operations              $      (0.27)    $     (0.24)

Loss from discontinued operations                       -           (0.07)
                                             --------------   --------------

Net loss per common share- basic and diluted $      (0.27)    $     (0.31)
                                             ==============   ==============

Weighted  average  shares  outstanding:

basic and diluted                              21,635,373      20,600,339
                                             ==============   ==============

  The accompanying notes are an integral part of these consolidated statements

                                  CONNECTIVCORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 2001 (UNAUDITED) AND 2000 (AUDITED)

                                              Preferred   Common     Paid in        Deferred      Accumulated    Stockholders'
                                                Stock      Stock     Capital      Compensation      Deficit         Equity
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, January 1, 2000                     $        -   $18,082  $13,572,426   $    (583,539)  $ (6,935,467)  $    6,071,502

Adjustment of cost of acquired software               -         -      290,454               -              -          290,454
Issuance of 121,494 shares with respect to
 1999 business combination of
 ConnectivCorp and Cakewalk LLC as an
 adjustment to purchase price                         -       121         (121)              -              -                -
Placement fee paid with respect to 1999
 business combination of ConnectivCorp and
 Cakelwalk LLC                                        -         -      (90,000)              -              -          (90,000)
Issuance of 2,661,352 shares of Series D
 Preferred Stock in Private Placement             2,661         -    2,995,076               -              -        2,997,737
Issuance of 648,128 shares of Common Stock
 in Private Placement                                 -       648      729,400               -              -          730,048
Conversion of shares of preferred stock to
 common stock                                    (2,661)    2,661            -               -              -                -
Issuance of 19,531 shares and 119,531
 warrants in satisfaction of liability to
 stockholder                                          -        20       24,980               -              -           25,000
Issuance of options for consulting services           -         -    1,493,261      (1,493,261)             -                -
Issuance of stock options to an officer               -         -      580,250        (580,250)             -                -
Amortization of deferred compensation                 -         -            -       1,801,441              -        1,801,441
Net loss                                              -         -            -               -     (6,379,721)      (6,379,721)
                                           ------------------------------------------------------------------------------------
BALANCE, December 31, 2000                            -    21,532   19,595,726        (855,609)   (13,315,188)       5,446,461

Issuance of stock for legal services                  -       275       95,975               -              -           96,250
Issuance of options for consulting services           -         -       26,382         (26,382)             -                -
Revaluation of unvested options                       -         -     (615,147)        268,743              -         (346,404)
Amortization of deferred compensation                 -         -            -         548,744              -          548,744
Net loss                                              -         -            -               -     (5,756,777)      (5,756,777)
                                            -----------------------------------------------------------------------------------
BALANCE, December 31, 2001                   $        -   $21,807  $19,102,936   $     (64,504)  $(19,071,965)  $      (11,726)
                                            ===================================================================================


 The accompanying notes are an integral part of these consolidated statements

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                         (Unaudited)        (Audited)
                                                            2001              2000
                                                        --------------    --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

     Net  loss                                          $ (5,756,777)     $  (6,379,721)
     Adjustments  to  reconcile  net  loss
       to  net  cash  used  in  operating  activities:

     Depreciation  and  amortization                       1,002,700           995,458

     Stock-based  compensation                               202,340         1,801,440

     Shares  issued  for  legal  services                     96,250                 -

     Loss  on  disposal  of  equipment                             -            10,740

     Loss  on  writedown  of  impaired  assets             2,896,759

     Deferred  tax  benefit                                        -          (116,000)

     Loss  from  discontinued  operations                          -         1,412,700

     Changes  in  assets  and  liabilities:
       Prepaid  expenses                                      42,781           (19,270)

      Other  assets                                                -            (3,610)

      Accounts  payable  and accrued expenses               (212,824)           22,364
                                                        --------------    --------------
     Net  cash  used  in  operations                      (1,728,771)       (2,275,899)
                                                        --------------    --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

         Acquisition  of  equipment                                -            (5,054)

         Acquisition  of  publications                             -           (95,000)
                                                        --------------    --------------

             Net  cash  used  in  investing  activities            -          (100,054)
                                                        --------------    --------------


                                      F-6

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                         (Unaudited)        (Audited)
                                                            2001              2000
                                                        --------------    --------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

     Net  proceeds from private placement                          -         3,637,785
                                                        --------------    --------------

     Net cash provided by financing activities                     -         3,637,785
                                                        --------------    --------------

NET  CHANGE  IN  CASH  AND  CASH  EQUIVALENTS             (1,728,771)        1,261,832

CASH  AND  CASH  EQUIVALENTS,  beginning  of period        1,818,631           556,799
                                                        --------------    --------------

CASH  AND  CASH  EQUIVALENTS,  end  of  period           $    89,860       $ 1,818,631
                                                        ==============    ==============

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

Conversion  of  preferred  to common stock               $         -       $ 2,997,737
                                                        ===============   ==============

Satifaction of accounts payable through
issuance of common stock                                 $    96,250       $         -
                                                        ===============   ==============

Fair value of warrants to purchase common stock
issued with private placement                            $         -       $  9,764,458
                                                        ===============   ==============

Fair  value  of  warrants issued to placement agency     $         -       $  1,146,880
                                                        ===============   ==============

Increase  in  cost  of  acquired  software               $         -       $    290,454
                                                        ===============   ==============

  The accompanying notes are an integral part of these consolidated statements


                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION
------------

ConnectivCorp (the "Company") was incorporated on May 8, 1998 under the name SMD Group, Inc., which was subsequently changed to CDBeat.com, Inc. Following the Company's business combination with Cakewalk LLC, the name was changed to Spinrocket.com, Inc. On September 11, 2000, in order to better reflect and describe the Company's current strategic direction, the name was changed to ConnectivCorp. On November 16, 1999, the Company, through its wholly-owned subsidiary, 32 Records LLC ("32 LLC") merged with Cakewalk LLC ("Cakewalk") in a transaction accounted for by the purchase method wherein Cakewalk LLC was deemed to be the acquiror and ConnectivCorp the acquiree (the "Merger").

ConnectivCorp's mission is to facilitate the online connection between aggregated, targeted and profiled consumers, and marketers desiring to reach those consumers. Operating through its subsidiary, ConnectivHealth Corp. (ConnectivHealth), the Company functions as a deep content provider and marketing company that facilitates the online connection between healthcare-oriented consumers, patients and caregivers, and those health care companies desiring to serve their healthcare needs.

On March 30, 2000, the Board of Directors voted to exit the business conducted by 32 LLC within one year, and recharacterized 32 LLC as a discontinued operation for financial reporting purposes. 32 LLC continued to operate the business while seeking a buyer. During the second quarter of 2000, the Company wrote off the net assets of 32 LLC and recorded a loss in its consolidated financial statements. On February 2, 2001, the assets of 32 LLC were surrendered to Entertainment Finance International, Inc. ("EFI") under a default of the loan agreement.

PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION
-----------------------------------------------------------

The consolidated balance sheet includes the accounts of ConnectivCorp and its wholly-owned subsidiaries ConnectivHealth and 32 Records LLC. Significant intercompany transactions have been eliminated in consolidation.

This filing includes unaudited financial statements in lieu of audited financial statements, because the Company was unable to obtain from Arthur Andersen LLP a manually signed audit report in respect of those financial statements.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

UNCERTAINTY
-----------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since its inception in 1998, has incurred substantial losses. The Company's accumulated deficit as of December 31, 2001 is approximately $19 million. To date, the Company has not generated any revenue from its proposed business model, which contemplated selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a net loss of approximately $5.8 million and $6.4 million for the years ended December 31, 2001and 2000, respectively, while cash and cash equivalents at December 31, 2001 totaled approximately $90,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to raise additional equity or execute its business strategy.

In 2001, the Company has made a decision to restructure its operations. Management stated that restricted common stock may be issued to satisfy existing trade payables and that the Company is seeking appropriate merger or acquisition partners in the medical information or other unrelated fields. Management agreed to provide or arrange for short term financing of $250,000 in connection with this effort and, effected a one-for-ten reverse stock split of the Company's common stock as of March 12, 2002.

The Company's ability to operate as a going concern is dependent on its ability to execute its restructuring and/or raise additional equity. There can be no level of assurance that the Company will be able to achieve or sustain any level of profitability in the future. Future operating results will depend upon a number of factors, including the ability to raise additional capital, the execution of the Management's restructuring plans and prevailing economic conditions. While the Company has reduced its operating expenses, no assurance can be given that the Company can sustain these operating levels. Moreover, the Company has not yet generated any meaningful revenues, and no assurance can be given that it will do so in the future. There can be no assurance that the Company will generate sufficient revenues to ever achieve profitability or otherwise sustain its profitability in the future. While the Company is exploring appropriate merger or acquisition partners in the medical information or unrelated fields, there can be no assurance that a transaction will be consummated.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE  OF  ESTIMATES
------------------

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

CASH  AND  CASH  EQUIVALENTS
----------------------------

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

EQUIPMENT  AND  DEPRECIATION
----------------------------

Equipment is carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, which approximates five years. The Company recorded depreciation expense of $3,900 and $3,601 during 2001 and 2000, respectively.

SOFTWARE DEVELOPMENT  COSTS
--------------------------

Software development costs represents the estimated value of the software owned by the Company at the time of the business combination with 32 LLC. These costs are being amortized using the straight-line method over the estimated useful life of five years. The Company recorded $840,000 and $849,028 for amortization for the years ended December 31, 2001 and 2000, respectively.

GOODWILL  AND  AMORTIZATION
---------------------------

Goodwill represents costs in excess of fair values assigned to underlying net assets acquired and is being amortized over five years. The Company recorded amortization expense of $139,800 in each of the years ending December 31, 2001 and 2000. As further discussed in Note 2, the net carrying value of goodwill was considered impaired as of December 31, 2001. Accordingly, $419,000 was charged to general and administrative expense.

COST  OF  PUBLICATIONS  ACQUIRED
--------------------------------

The Company purchased sexual health publications in 2000. The publications provide content for the Company's website. The publications are being amortized using the straight-line method over five years. The Company recorded amortization expense of $19,000 and $2,375 in the years ended December 31, 2001 and 2000, respectively.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED  ASSETS
------------------

The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be realizable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. Accordingly, certain long-lived assets were considered impaired during 2001, as further discussed in Note 2.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The Company's current financial instruments, including cash and cash equivalents and accounts payable are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

STOCK-BASED  COMPENSATION
-------------------------

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

REVENUE  RECOGNITION
--------------------

The Company recognizes consulting revenues for technology services when the services are provided.

It is anticipated that future revenues will be recognized as services are delivered under terms of future contracts.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

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

NOTE  2  -  IMPAIRMENT  OF  ASSETS

During the fourth quarter of the year ended December 31, 2001, the Company performed a review to ascertain the realizability of long-lived tangible and intangible assets. Based upon the uncertainty related to the Company's current business model, it was determined that the current carrying value of the assets may not be able to be realized. As a result of the review, equipment with a net book value of $4,885, software development costs with a net book value of $2,380,000, the net unamortized carrying value of goodwill of $419,400 and costs of publications acquired with a net book value of $73,625 were determined to be impaired. A total of $2,877,910 was charged to general and administrative expense.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  DISCONTINUED  OPERATIONS

In March 2000, the Label Manager and Creative Director of 32 LLC resigned their positions. The resignation of the Creative Director constituted a default under the Management Agreement among 32 Records LLC, Cakewalk BRE LLC ("BRE") and Entertainment Finance International, Inc. ("EFI"). As a result of these defaults EFI, as holder of $5,500,000 principal amount of indebtedness issued by BRE, has accelerated the maturity date of such indebtedness and commenced foreclosure proceedings. At the time the loan was granted in June 1999, EFI required the establishment of a new subsidiary, BRE, into which all assets of 32 LLC were transferred as security for EFI. Accordingly, EFI does not have recourse to the Company's assets not included in the BRE.

On March 30, 2000, the Board of Directors voted to exit the business conducted by 32 LLC by March 2001, and recharacterized 32 LLC as a discontinued operation for financial reporting purposes. Since March 30, 2000, 32 LLC has been operating the business and has sought to sell the business or assets. During the second quarter of 2000, the Company wrote off the business of 32 LLC in its consolidated financial statements.

On February 2, 2001, the assets of 32 LLC were surrendered to EFI under a default of the loan agreement.

NOTE  4  -  INCOME  TAXES

The significant components of the deferred tax asset as of December 31, 2001, assuming an effective income tax rate of 40%, are as follows:


    Net operating loss                        $4,037,894
    Non-cash compensation expense              1,364,920
    Other                                         30,000
                                            ------------
    Total deferred tax asset                   5,432,814
    Liabilities                                        -
                                            ------------
    Net                                        5,432,814
    Less valuation allowance                  (5,432,814)
                                            ------------
    Total deferred income tax asset - net     $        -
                                             ===========



The Company established a valuation allowance to fully offset the deferred income tax asset as of December 31, 2001 as the realization of the asset did not meet the required asset recognition standard of SFAS No. 109 "Accounting for Income Taxes." The increase in the Company's deferred tax valuation allowance was $1,977,476 during 2001.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4  -  INCOME  TAXES  (CONTINUED)

At December 31, 2001, the Company had net operating loss carryforwards of approximately $10.1 million for federal income tax purposes. The carryforwards expire through the year 2020 and may be subject to limitations due to the ownership change, as further discussed in Note 10.

The $116,000 deferred tax benefit in 2000 results from the timing difference on the revaluation of software costs acquired in 1999. Subsequent to the Merger in 1999, the Company utilized $583,000 of deferred tax asset to offset a pre-acquisition deferred tax liability.

NOTE  5  -  LOSS  PER  COMMON  SHARE

Loss  per  common  share  was  calculated  as  follows:

                                                         2001                              2000
                                                     (Unaudited)                         (Audited)
                                          ---------------------------------  ---------------------------------
Loss from continuing operations           $                     (5,756,777)  $                     (4,967,021)

Loss from discontinued operations                                        -                         (1,412,700)
                                          ---------------------------------  ---------------------------------
Net loss                                                        (5,756,777)                        (6,379,721)
                                          =================================  =================================
Basic and diluted loss per common share:

Loss from continuing operations           $                          (0.27)  $                          (0.24)

Loss from discontinued operations                                        -                              (0.07)
                                          ---------------------------------  ---------------------------------

Net loss per common share                                            (0.27)                             (0.31)
                                          =================================  =================================




Stock options and warrants issuable representing equivalents of 10,597,874 shares of common stock during 2001 and 10,284,544 shares of common stock during 2000 had exercise prices greater than the average market price of ConnectivCorp common stock. These common stock equivalents were outstanding during 2001 and 2000, but were not included in the computation of diluted earnings per share for those years because their inclusion would have had an antidilutive effect.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6  -  COMMITMENTS

LEASE  COMMITMENTS
------------------

On October 31, 2001, the Company terminated the lease for its office space at 29 West 57th Street, New York, New York. Operations were relocated to the offices of the Company's current Chairman. Due to the limited operations of the Company, no rent expense was incurred during the two months ended December 31, 2001.

EMPLOYMENT  AGREEMENTS
----------------------

The Company entered into an employment contract, on April 11, 2000, with Elliot Goldman for an initial term of three years. The Agreement was amended by the Board of Directors in January 2001. The initial term shall automatically be extended by one additional year at the end of the Initial Term and each subsequent anniversary thereafter, unless, at least 120 days prior to any such renewal date, either Mr. Goldman or the Company shall deliver written notice to the other that the term will not be further extended. Pursuant to the Employment Agreement, as amended, Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company at an initial annual salary of $250,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize. The Company also entered into an option agreement with Mr. Goldman pursuant to which Mr. Goldman was granted an option to purchase all or any part of an aggregate of 500,000 shares of the Common Stock of the Company at an exercise price of $1.28 per share. One half of such option shares are currently vested, and an additional one quarter of such option shares vest on each anniversary of the agreement until all of such option shares are fully vested. All unvested shares shall vest automatically under certain circumstances. Unless terminated earlier in accordance with the terms and conditions of the option agreement, the option shall terminate on April 10, 2006. In January 2001, upon his appointment as President and Chief Executive Officer, the Company granted Mr. Goldman an additional option to purchase all or any part of an aggregate of 500,000 shares of the Company's Common Stock at an exercise price of $1.50, of which 250,000 were immediately exercisable and 250,000 shares were exercisable when and if the Company achieved certain revenue levels.

The Company entered into an employment contract, on November 16, 1999 with Robert Miller for an initial term of three years. This agreement was also amended by the Board of Directors in January 2001. The initial term shall automatically be extended by one additional year at the end of the initial term and each subsequent anniversary thereafter, unless, at least 120 days prior to any such renewal date, either Mr. Miller or the Company shall deliver written notice to the other that the term will not be further extended. Pursuant to the employment agreement, as amended, Mr. Miller served as a Director and Co-Chairman of the Company at an initial annual salary of $200,000, subject to such increases or bonuses as the Board of Directors of the Company shall authorize. The Company entered into an option agreement with Mr. Miller pursuant to which the Company granted to Mr. Miller an option to purchase all or any part of an aggregate of 1,955,750 shares of the Common Stock of the Company, at the following exercise prices: 50% of the Option.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6  -  COMMITMENTS  (CONTINUED)


Shares at $1.30 per share, 25% at $1.50 per share; and 25% at $1.75 per share. Two-thirds, or 1,303,899, Option Shares have vested, and the remaining one-third of the option shares vest on November 16, 2001. All unvested shares shall vest automatically under certain circumstances. Unless terminated earlier in accordance with the terms and conditions of the option agreement, the Option shall terminate upon the later to occur of (a) the expiration of the term of Mr. Miller's employment agreement with the Company, or (b) five years from the original date of grant of the Option. Mr. Miller resigned his position as Co-Chairman and Director of the Company on January 24, 2002

Messrs. Goldman and Miller have voluntarily reduced their annual cash compensation to $150,000 and $100,000, respectively, as of March 1, 2001 and to $125,000 and $75,000, respectively, as of May 1, 2001. As of July 1, 2001,
Messrs. Goldman and Miller have voluntarily waived receipt of any further cash compensation.

CONSULTING  AGREEMENT
---------------------

     The Company retained the services of Atlantis, a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement Letter dated October 29, 1999, as amended on January 1, 2001, (the "Engagement Letter"). Robert Ellin, the current Chairman of the Company, is a principal of Atlantis. In consideration for the services to be provided by Atlantis under the Engagement Letter, Atlantis is paid a monthly fee of $12,500, (plus certain expenses). The term of the Engagement Letter is three years, and shall automatically renew for successive one-year terms. The Company has also granted Atlantis a warrant to acquire up to 762,064 shares of the Company's common stock at an exercise price of $2.50 per share which expires on December 31, 2002. This agreement was also amended by the Board of Directors in January 2001 and Atlantis' monthly fee was increased to $16,666.


Atlantis voluntarily agreed to reduce its monthly cash compensation to $8,333 as of March 1, 2001, and to $6,250 as of May 1, 2001. As July 1, 2001, Atlantis voluntarily waived receipt of any further cash compensation.

NOTE  7  -  STOCK  OPTIONS

During  2001  and  2000  the  Company  granted  options and warrants to purchase
150,000 and 5,737,435 shares of common stock, which were outstanding as of December 31, 2001 and 2000, respectively. These options and warrants were granted to employees, consultants and others at exercise prices ranging from $.01 to $3.125, per share; and are exercisable through 2010. As of December 31, 2001 and 2000, 9,797,874 and 8,589,297 options and warrants were exercisable at a weighted average exercise price of $2.55 and $2.67 per share, respectively.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7  -  STOCK  OPTIONS  (CONTINUED)

In 2001 and 2000, the Company recorded compensation expense in the amount of$258,559 and $1,408,519 under the requirement of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" the Company would have reported additional losses as follows:

                                                      (UNAUDITED)     (AUDITED)
                                                           2001          2000
                                                       ------------  ------------
Loss from continuing operations           As reported  $(5,756,777)  $(4,998,512)
                                          Proforma      (6,721,681)   (7,037,497)

Loss from discontinued operations         As reported            0    (1,412,700)
                                          Proforma               0    (1,412,700)

Net loss                                  As reported   (5,756,777)   (6,411,212)
                                          Proforma      (6,721,681)   (8,450,197)

Basic and diluted loss per common share:
From continuing operations                As reported        (0.27)        (0.24)
                                          Proforma           (0.31)        (0.34)

From discontinued operations              As reported         0.00         (0.07)
                                          Proforma            0.00         (0.07)

Net loss per common share                 As reported        (0.27)        (0.31)
                                          Proforma           (0.31)        (0.41)



Under SFAS No. 123, the fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average share assumptions used for grants in 2000; (1) expected life of options 4 years; (2) no dividend yield; (3) expected volatility 148%; (4) risk-free interest rate 5%, and in 1999: (1) expected life of the option 5 years; (2) no dividend yield; (3) expected volatility 209%; (4) risk free interest rate 5%.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7  -  STOCK  OPTIONS  (CONTINUED)

The  following  summarizes  stock  option  activity:


                                        (UNAUDITED)                      (AUDITED)
                              YEAR  ENDED  DECEMBER  31,  2001  YEAR  ENDED  DECEMBER  31,  2000
                              --------------------------------  --------------------------------
                                                WEIGHTED                      WEIGHTED
                                                 AVERAGE                       AVERAGE
                                   SHARES     EXERCISE PRICE     SHARES    EXERCISE PRICE
                               ------------  ---------------  -----------  ----------------

Outstanding - beginning of year  4,177,289   $          2.60   2,782,683              1.30
Granted                            650,000              1.56   1,858,325   $          1.30
Exercised                                -                 -           -                 -
Forfeited                         (336,670)            (1.90)   (463,719)
                               ------------  ---------------  -----------  ----------------

Outstanding - end of year        4,490,619   $          1.66   4,177,289   $          2.60
                               ============  ===============  ===========  ================
Number of shares exercisable at
 December 31,                    3,940,620   $          1.51   2,482,043   $          1.42
                               ============  ===============  ===========  ================
Weighted average fair value of
options granted during period                $          1.56               $          1.83
                                             ================              ===============


NOTE  8  -  STOCKHOLDERS'  EQUITY

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

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9  -  RELATED  PARTY  TRANSACTION

During 1999, the Company retained Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assist emerging growth companies, to act as its financial advisor. Robert Ellin, the Chairman of the Company, is a principal of Atlantis. In consideration for services rendered during 2001 and 2000, Atlantis was paid $52,566 and $150,000, respectively. The Company also granted Atlantis options to acquire up to 762,064 shares of the Company's common stock at an exercise price of $2.50 per share which expire on December 31, 2002. The warrant was assigned a fair value of $1,522,909, using the Black Scholes pricing model. The warrant was cancelled in March 2002.

NOTE  10  -  SUSEQUENT  EVENTS

REVERSE  STOCK  SPLIT
---------------------
On March 12, 2002, the Company effected a one-for-ten reverse split of its common stock.

The Company's historical loss per share for the years ended December 31, 2001 and 2000, would be as follows (unaudited):


Pro  forma  loss  per  basic  and  diluted  common  share:

                                                2001                   2000
                                         -----------------       ------------------
Loss from continuing operations          $          (2.66)        $          (2.41)
Loss from discontinued operations                       -                    (0.69)
                                         -----------------       ------------------
Net loss per common share                $          (2.66)        $          (3.10)
                                         =================       ==================


LETTER  OF  INTENT
------------------
     On March 21, 2002, the Company executed a letter of intent to acquire Aqua Development Corp., a California corporation ("Aqua"). The Company intends to acquire Aqua in exchange for 78% of the issued and outstanding common stock in the Company, as defined. The acquisition is contingent upon numerous factors, including the raising of additional financing by the parties. Immediately upon the acquisition, the Company will authorize its name to be changed to "d/b/a Aqua Development Corp.

     Capital of $2 million shall be necessary in connection with the transaction financing, of which $1 million shall be raised by Aqua and $1 million by the Company. Through April 15, 2002, the Company has raised approximately $350,000 of additional financing. At the signing of the Purchase Agreement, the Company shall advance $250,000 to Aqua in the form of a secured bridge

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  SUSEQUENT  EVENTS  (CONTINUED)

loan to be evidenced by a note bearing interest at 12% per annum. In the event the transaction closes, the $250,000 shall be credited to the Company as part of its $1 million capital contribution discussed above. The Company shall be obligated to make another $100,000 available to Aqua prior to closing on the same terms. In the event the transaction is not consummated, the loan shall mature 90 days after the closing date, as defined. The parties anticipate the closing shall occur on or before the date that is 120 days after March 21, 2002.

ISSUANCE  OF  COMMON  SHARES
----------------------------

     Through April 15, 2002, the Company committed to issue approximately 709,000 shares of common stock to creditors, 228,250 to employees and consultants and 1,165,000 shares of common stock to officers and directors in settlement of unpaid liabilities and in exchange for options issued or authorized.

     In March 2002, Atlantis Equities and Goldman received respectively 2.5 million and 500,000 shares of the Company's common stock in exchange for cancellation of unexercised options and obligations and indebtedness owed to them by the Company.

     In March 2002, 40,000 common shares were issued to Jeffrey Kuhr upon his joining the Board of Directors. Additionally, 760,000 common shares were issued to West End Capital Partners, LLC in settlement of investment banking services of approximately $16,000. Mr. Kuhr is the managing partner of West End Capital Partners, LLC.

     Further, through April 15, 2002, the Company raised approximately $350,000 through the sale of 3,500,000 shares of common stock at $0.10 per share.

     The number of shares and the per share data reflect the reverse split effected on March 12, 2002.

EXHIBIT  21.1


Subsidiaries  of  the  Company
------------------------------

Name                       State  of  Organization


ConnectivHealth  Corp.     Delaware
32  Records  LLC           Delaware
Cakewalk  BRE  LLC         New  York