Form 10QSB
period 2002-03-31
CONNECTIV CORP
filed 2002-05-20
CIK 1076682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended March 31, 2002

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


           750 Lexington Avenue, 24th Floor, New York, New York 10022
 ------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (212) 750-5858
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]      No  [  ]

The number of outstanding shares of the registrant's common stock, par value $.001 as of May 20, 2002 is 10,786,966.

Pursuant to Temporary Note 2T, this filing includes unreviewed financial statements in lieu of reviewed financial statements, because the issuer changed auditors from Arthur Andersen LLP as disclosed on Form 8K filed on April 15, 2002. The issuer's new accountants are in the process of conducting their audit of the issuer's financial statements included in Form 10KSB filed on April 16, 2002. A review in respect of those financial statements will be obtained as further discussed on page 2.

                         CONNECTIVCORP AND SUBSIDIARIES
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2002
                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION                                                     PAGE
                                                                                       -----
Item  1.  Financial  Statements  (unaudited  and  unreviewed)
                   Consolidated  Balance  Sheet                                        3
                   Consolidated  Statements  of  Operations                            4
                   Consolidated  Statements  of  Cash  Flows                           5
                   Notes  To  Consolidated  Financial  Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of  Operations                                                                9

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                          12
Item  2.  Changes  in  Securities  and  Use  of  Proceeds                             12
Item  3.  Defaults  Upon  Senior  Securities                                          12
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders                 13
Item  5.  Other  Information                                                          13
Item  6.  Exhibits  and  Reports  on  Form  8-K                                       13

Pursuant to Temporary Note 2T, this filing includes unreviewed financial statements in lieu of reviewed financial statements, because the issuer changed auditors from Arthur Andersen LLP as disclosed on Form 8K filed on April 15, 2002. The issuer's new accountants are in the process of conducting their audit of the issuer's financial statements included in Form 10KSB filed on April 16, 2002. A review in respect of those financial statements will be obtained within 60 days, as required by temporary rules released by the Securities and Exchange Commission on March 18, 2002.

 PART  I  --  FINANCIAL  INFORMATION

ITEM  1  --  FINANCIAL  STATEMENTS

                                  CONNECTIVCORP
                           CONSOLIDATED BALANCE SHEET
                           (UNAUDITED AND UNREVIEWED)


                                                                                                          March 31,
                                                                                                            2002
                                                                                                       --------------

                                     ASSETS
                                    --------
CURRENT ASSETS:
Cash and cash equivalents                                                                                 $     42,104
Prepaid expenses                                                                                                 3,067
                                                                                                        --------------
Total Assets                                                                                              $     45,171
                                                                                                        ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                                     $     52,738
                                                                                                        --------------
Total Current Liabilities                                                                                       52,738
                                                                                                        --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value
10,000,000 shares authorized, Series D, none issued                                                                  -
Common Stock, $.001 per value
40,000,000 shares authorized, 8,261,966 issued and outstanding                                                   8,262
Additional paid in capital                                                                                  19,343,141
Accumulated deficit                                                                                        (19,358,970)
                                                                                                        --------------
Total Stockholders' Equity                                                                                      (7,567)
                                                                                                        --------------
Total Liabilities and Stockholders' Equity                                                                $     45,171
                                                                                                        ==============


The accompanying notes are an integral part of these consolidated statements (unaudited and unreviewed).

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                           (UNAUDITED AND UNREVIEWED)



                                                   2002        2001
                                               -----------  ------------
Revenues                                       $    3,500   $         -

General and administrative expenses              (290,658)   (1,094,505)
                                               -----------  ------------
Operating loss                                   (287,158)   (1,094,505)

Interest income                                       153        20,165
                                               -----------  ------------
Net loss                                       $ (287,005)  $(1,074,340)
                                               ===========  ============
Net loss per common share- basic and diluted   $    (0.07)  $     (0.50)
                                               ===========  ============
Weighted average shares outstanding:
basic and diluted                               4,252,350     2,153,216
                                               ===========  ============


The accompanying notes are an integral part of these consolidated statements (unaudited and unreviewed).

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                           (UNAUDITED AND UNREVIEWED)

                                                      2001       2001
                                                  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $(287,005)  $(1,074,340)
Adjustments to reconcile net loss
 to net cash used in operating activities:
Depreciation and amortization                             -       250,675
Stock-based compensation                            153,872       234,374
Changes in assets and liabilities:
Prepaid expenses                                     (3,067)       24,266
Accounts payable and accrued expenses                (6,557)     (164,691)
                                                  -----------  -----------
Net cash used in operating activities              (142,757)     (729,716)
                                                  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock               95,000             -
                                                  -----------  -----------
Net cash provided by financing activities            95,000             -
                                                  -----------  -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS             (47,757)     (729,716)
CASH AND CASH EQUIVALENTS, beginning of period       89,861     1,818,631
                                                  -----------  -----------
CASH AND CASH EQUIVALENTS, end of period          $  42,104   $ 1,088,915
                                                  ===========  ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in satisfaction of accounts payable  $  42,292   $         -
                                                  ===========  ===========

The  accompanying  notes  are  an integral part of these consolidated statements
(unaudited  and  unreviewed).

                                        5

                         CONNECTIVCORP AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED AND UNREVIEWED)
                                 MARCH 31, 2002


Note  1  -  Basis  of  Presentation

As used in these financial statements, the term the "Company" refers to ConnectivCorp and its consolidated subsidiaries.

The accompanying unaudited and unreviewed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Note  2  -  Net  Loss  Per  Common  Share

Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

Basic and Diluted EPS are the same for the three months ended March 31, 2002 and 2001, as Diluted EPS does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related options and warrants that were outstanding as of March 31, 2002 and 2001 had been converted. These were not included in the calculation of diluted loss per share, as such shares are antidilutive:

                            2002     2001
                           -------  -------
Stock options                    -   29,322
Warrants                   146,608  146,608
                           -------  -------
Common Stock Equivalents   146,608  175,930
                           =======  =======

Options to purchase 10,333 and 479,613 shares of common stock, and warrants to purchase 26,863 and 387,911 shares of common stock for the three months ended
March 31, 2002 and 2001, respectively, were not included in the above table because the exercise price of those options and warrants were greater than the average market price of the common shares. The options and warrants were still outstanding at the end of the period.

                         CONNECTIVCORP AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED AND UNREVIEWED)
                                 MARCH 31, 2002

Note  3  -  Common  Stock

During the quarter ended March 31, 2002, the Company raised $95,000 through the issuance of 950,000 shares of the Company's Common Stock at $0.10 per share.

The Company issued 466,250 shares of Common Stock to suppliers, employees and consultants in exchange for any outstanding options and warrants and a release from any future claims against the Company. As a result of the issuance, the Company recognized $7,971 of non-cash expenses.

On March 18, 2002, 1,205,000 shares of the Company's Common Stock was issued to officers and directors and recognized $22,475 of compensation expense.

The Company issued 2,960,000 shares of Common Stock to consultants as compensation for services rendered in connection with the letter of intent to acquire Aqua Development Corp. and recognized consulting expense of $58,922. Atlantis Equities, Inc. ("Atlantis") received 2 million shares of the 2,960,000 shares of Common Stock issued to consultants. Robert Ellin, Chairman of the Company, is a principal of Atlantis. West End Capital Partners, LLC ("WECP") received 760,000 shares of the 2,960,000 shares of Common Stock issued to consultants. Jeffery Kuhr, a director of the Company, is a principal in WECP.

The Company issued 500,000 shares of Common Stock to satisfy $42,292 of accounts payable outstanding at December 31, 2002.

On March 12, 2002, the Company effected a one-for-ten reverse split of its common stock. All references in the accompanying consolidated financial statements and notes thereto relating to common stock and additional paid-in capital, stock options and warrants, per share and share data have been retroactively adjusted to reflect the one-for-ten reverse stock split.

Note  4  -  Letter  of  Intent

On March 21, 2002, the Company executed a letter of intent to acquire Aqua Development Corp., a California corporation ("Aqua"). The Company intends to acquire Aqua in exchange for 78% of the issued and outstanding common stock in the Company, as defined. The acquisition is contingent upon numerous factors, including the raising of additional financing by the parties. Immediately upon the acquisition, the Company will authorize its name to be changed to "d/b/a Aqua Development Corp."

Capital of $2 million shall be necessary in connection with the transaction financing, of which $1 million shall be raised by Aqua and $1 million by the Company. Through May 20, 2002, the Company has raised approximately $350,000 of additional financing. At the signing of the Purchase Agreement, the Company shall advance $250,000 to Aqua in the form of a secured bridge loan to be evidenced by a note bearing interest at 12% per annum. In the event the transaction closes, the $250,000 shall be credited to the Company as part of its $1 million capital contribution discussed above. The Company shall be obligated to make another $100,000 available to Aqua prior to closing on the same terms. In the event the transaction is not consummated, the loan shall mature 90 days after the closing date, as defined. The parties anticipate the closing shall occur on or before the date that is 120 days after March 21, 2002.

                         CONNECTIVCORP AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED AND UNREVIEWED)
                                 MARCH 31, 2002

Note  5  -  Commitments

Sublease
--------

On January 1, 2002, the Company entered into a sublease for office space located at 750 Lexington Avenue, New York, New York. The lease term is for the period from January 1, 2002 through December 31, 2002, with a monthly rent of $2,500. The office space is being leased from an entity in which the father of Robert Ellin, Chairman of the Company, is a partner.

Employment  Agreements
----------------------

The Company entered into an employment contract, on March 18, 2002 with Elliot Goldman for an initial term of one year. Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company at an annual salary of $150,000. However, the compensation shall accrue and no more than $200 per week shall be paid to Mr. Goldman until such time as the Company has received at least $1 million in proceeds from new debt and/or equity investment subsequent the date of the agreement.

The Company entered into an employment contract, on March 18, 2002 with Robert Ellin for an initial term of one year. Mr. Ellin serves as Chairman of the Company at an annual salary of $150,000. However, the compensation shall accrue and no more than $200 per week shall be paid to Mr. Goldman until such time as the Company has received at least $1 million in proceeds from new debt and/or equity investment subsequent the date of the agreement.

Consulting  Agreement
---------------------

The Company retained the services of Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement letter dated March 21, 2002 for a term of one year from March 18, 2002 and ending on March 18, 2003. Robert Ellin, the current Chairman of the Company, is a principal in Atlantis. In consideration for the services to be provided by Atlantis, upon the consummation of the transactions contemplated by the letter of intent, dated as of March 21, 2002, by and between the Company and Aqua Development Corporation, the Company will issue shares of its common stock so that Atlantis will own that number of shares which constitutes up to 4.0% of the common stock then outstanding. In addition, Atlantis is to receive cash compensation of $250,000.

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

UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since its inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of March 31, 2002 is approximately $19.4 million. To date, the Company has not generated any significant revenue from its proposed business model, which contemplated selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a net loss of approximately $287,000 and $1.1 million for the three months ended March 31, 2002 and 2001, respectively, while cash and cash equivalents at March 31, 2002 totaled approximately $42,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to raise additional equity or execute its business strategy.

The Company has made a decision to restructure its operations. Management has issued restricted common stock to satisfy existing trade payables and that the Company is seeking appropriate merger or acquisition partners in the medical information or other unrelated fields. Management has agreed to provide or arrange for short term financing of $250,000 in connection with this effort and has effected a one for ten reverse stock split of the Company's common stock as of March 12, 2002.

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

LETTER  OF  INTENT
On March 21, 2002, the Company executed a letter of intent to acquire Aqua Development Corp., a California corporation ("Aqua"). The Company intends to acquire Aqua in exchange for 78% of the issued and outstanding common stock in the Company, as defined. The acquisition is contingent upon numerous factors, including the raising of additional financing by the parties. Immediately upon the acquisition, the Company will authorize its name to be changed to "d/b/a Aqua Development Corp."

Capital of $2 million shall be necessary in connection with the transaction financing, of which $1 million shall be raised by Aqua and $1 million by the Company. Through May 20, 2002, the Company has raised approximately $350,000 of additional financing. At the signing of the Purchase Agreement, the Company shall advance $250,000 to Aqua in the form of a secured bridge loan to be evidenced by a note bearing interest at 12% per annum. In the event the transaction closes, the $250,000 shall be credited to the Company as part of its $1 million capital contribution discussed above. The Company shall be obligated to make another $100,000 available to Aqua prior to closing on the same terms. In the event the transaction is not consummated, the loan shall mature 90 days after the closing date, as defined. The parties anticipate the closing shall occur on or before the date that is 120 days after March 21, 2002.

The following discussion and analysis compares the results of the Company's continuing operations for the Three Months ended March 31, 2002 and March 31, 2001.

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

Estimates  and  Assumptions
---------------------------

     In preparing the financial information, the Company used some estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, impairment of assets and asset valuation allowances. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results, such as legislation, regulation and the ability to obtain financing. Certain of these risks and uncertainties are discussed elsewhere in Management's Discussion and Analysis.

THREE  MONTHS  ENDED  MARCH  31,  2002
--------------------------------------

The Company generated $3,500 in revenues from operations during the three months ended March 31, 2002.

For the three months ended March 31, 2002 and 2001, the Company reported the following:

Net loss                                                            (287,005)                   (1,074,340)
                                               ==============================  =============================

 Net loss per common share- basic and diluted  $                       (0.07)  $                      (0.50)
                                               ==============================  =============================

For the three months ended March 31,2002, the Company reported a net of $287,005. General and administrative expenses include expenses of approximately $8,300 for professional fees; $60,500 for salary and related expenses, $94,000 for consultants, $26,000 of insurance, $7,500 for rent and $64,000 for compensation costs recognized in connection with stock options.

For the three months ended March 31, 2001, the Company reported a loss from continuing operations of $1,074,340. General and administrative expenses include expenses of which approximately $59,000 for professional fees; $120,000 for salary-related expenses, $274,000 for consultants, $250,000 for amortization of acquired software, magazines and goodwill, and $234,000 for compensation costs recognized in connection with stock options issued.

THREE  MONTHS  ENDED  MARCH  31,  2001  (THE  "2001  QUARTER")
--------------------------------------------------------------

The Company generated no revenues from continuing operation in the 2001 Quarter.

In  the  first  quarter  of  2001  and 2000, the Company reported the following:

                                                       2001                       2000
                                   -------------------------  -------------------------
Loss from continuing operations    $             (1,074,340)  $               (786,706)
Loss from discontinued operations                         -                   (357,707)
                                   -------------------------  -------------------------
Net loss                           $             (1,074,340)  $             (1,144,413)
                                   =========================  =========================
Basic and diluted loss per share:
Loss from continuing operations    $                  (0.50)  $                  (0.04)
Loss from discontinued operations                         -                      (0.02)
                                   -------------------------  -------------------------
Net loss                                              (0.50)                     (0.06)
                                   =========================  =========================

For the three months ended March 31, 2001, the Company reported a loss from continuing operations of $1,074,340. General and administrative expenses include expenses of which approximately $59,000 for professional fees; $120,000 for salary-related expenses, $274,000 for consultants, $250,000 for amortization of acquired software, magazines and goodwill, and $234,000 for compensation costs recognized in connection with stock options issued.

Liquidity  and  Capital  Resources
----------------------------------

In the three months ended March 31, 2002, $142,757 of cash was used in operating activities. Funds were used to pay the Company's operating expenses as well as to reduce accounts payable and accrued expenses by $26,557. $95,000 of cash was generated through the issuance of 950,000 shares of common stock.

PART  II  --  OTHER  INFORMATION
ITEM  1  -  LEGAL  PROCEEDINGS

      None

ITEM  2  -  CHANGES  IN  SECURITIES

The issuance of the shares of common stock during the quarter ended March 31, 2002, did not involve a public offering and was based on Section 4(2) of the Securities Act of 1933, as amended.

During the quarter ended March 31, 2002, the Company raised $95,000 through the issuance of 950,000 shares of the Company's Common Stock at $0.10 per share to four existing shareholders and consultants.

The Company issued 466,250 shares of Common Stock to suppliers, employees and consultants in exchange for any outstanding options and warrants and a release from any future claims against the Company. As a result of the issuance, the Company recognized $7,971 of non-cash expenses.

On March 18, 2002, 1,205,000 shares of the Company's Common Stock was issued to officers and directors and recognized $22,475 of compensation expense.

The Company issued 2,960,000 shares of Common Stock to consultants as compensation for services rendered in connection with the letter of intent to acquire Aqua Development Corp. and recognized consulting expense of $58,922. Atlantis Equities, Inc. ("Atlantis") received 2 million shares of the 2,960,000 shares of Common Stock issued to consultants. Robert Ellin, Chairman of the Company, is a principal of Atlantis. West End Capital Partners, LLC ("WECP") received 760,000 shares of the 2,960,000 shares of Common Stock issued to consultants. Jeffery Kuhr, a director of the Company, is a principal in WECP.

The Company issued 500,000 shares of Common Stock to satisfy $42,292 of accounts payable outstanding at December 31, 2002.

On March 12, 2002, the Company effected a one-for-ten reverse split of its common stock. All references in the accompanying consolidated financial statements and notes thereto relating to common stock and additional paid-in capital, stock options and warrants, per share and share data have been retroactively adjusted to reflect the one-for-ten reverse stock split.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable

ITEM  5  -  OTHER  INFORMATION

Sublease
--------

On January 1, 2002, the Company entered into a sublease for office space located at 750 Lexington Avenue, New York, New York. The lease term is for the period from January 1, 2002 through December 31, 2002, with a monthly rent of $2,500. The office space is being leased from an entity in which the father of Robert Ellin, chairman of the Company, is a partner.

Employment  Agreements
----------------------

The Company entered into an employment contract, on March 18, 2002 with Elliot Goldman for an initial term of one year. Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company at an annual salary of $150,000. However, the compensation shall accrue and no more than $200 per week shall be paid to Mr. Goldman until such time as the Company has received at least $1 million in proceeds from new debt and/or equity investment subsequent the date of the agreement.

The Company entered into an employment contract, on March 18, 2002 with Robert Ellin for an initial term of one year. Mr. Ellin serves as Chairman of the Company at an annual salary of $150,000. However, the compensation shall accrue and no more than $200 per week shall be paid to Mr. Goldman until such time as the Company has received at least $1 million in proceeds from new debt and/or equity investment subsequent the date of the agreement.

Consulting  Agreement
---------------------

The Company retained the services of Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement letter dated March 21, 2002 for a term of one year from March 18, 2002 and ending on March 18, 2003. Robert Ellin, the current Chairman of the Company, is a principal in Atlantis. In consideration for the services to be provided by Atlantis, upon the consummation of the transactions contemplated by the letter of intent, dated as of March 21, 2002, by and between the Company and Aqua Development Corporation, the Company will issue shares of the common stock so that Atlantis will own that number of shares which constitutes up to 4.0% of the common stock then outstanding, and in addition, cash compensation of $250,000.


ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Not  applicable

(b)   Reports  on  Form  8-K

     During the quarter ended March 31, 2002, the Company filed a Current Report on Form 8K, dated April 15, 2002 that reporting a change in accountants. Patrusky Mintz & Semel ("Patrusky") was engaged as the Company's new independent accountants replacing Arthur Andersen LLP.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONNECTIVCORP

Dated:  May  20,  2002              by:  /s/  Elliot  Goldman
                                    --------------------
                                     Elliot  Goldman
                                     President  and  Chief  Executive  Officer