Form 10-K/A
period 2001-12-31
CONNECTIV CORP
filed 2002-06-03
CIK 1076682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________
                                  FORM 10-KSB/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No     __
       ---

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

     The aggregate market value of the registrant's voting common equity (i.e., the Common Stock) held by non-affiliates as of March 31, 2002 was $237,478, using the closing sale price of $0.11per share on such date, as reported by the Nasdaq OTC Bulletin Board.

     The number of outstanding shares of the registrant's Common Stock as of March 30, 2002 was 2,180,716 after the effect of a reverse one for ten stock split effected March 12, 2002.

Transitional  Small  Business  Disclosure  Format.
Yes     __     No     X
                     ---
DOCUMENTS  INCORPORATED  BY  REFERENCE
     None.

     A  list of Exhibits to this Annual Report on Form 10-KSB begins on Page 18.

                                TABLE OF CONTENTS
PART  I                                                                          PAGE
                                                                                 -----
Item  1.   Description  of  Business                                                1
Item  2.   Description  of  Property                                                3
Item  3.   Legal  Proceedings                                                       3
Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders              3

PART  II
Item  5.   Market  for  Common  Equity  and  Related  Stockholder  Matters          4
Item  6.   Management's Discussion and Analysis of Financial Condition and Results
           of  Operations                                                           5
Item  7.   Financial  Statements                                                    8
Item  8.   Changes  In  and  Disagreements  With  Accountants  on  Accounting and
           Financial  Disclosure                                                    8

PART  III
Item  9.   Directors,  Executive  Officers,  Promoters  and  Control  Persons       9
Item  10.  Executive Compensation                                                   12
Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management    15
Item  12.  Certain  Relationships  and  Related  Transactions                       17
Item  13.  Exhibits  and  Reports  on  Form  8-K                                    18

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

     The Company's historical loss per share for the years ended December 31, 2001 and 2000, would be as follows:

Pro  forma  loss  per  basic  and  diluted  common  share:
                                                    2001              2000
                                                  ----------         --------
     Loss from continuing operations               $ (2.66)          $ (2.41)
     Loss from discontinued operations                   -             (0.69)
                                                  ----------         --------
           Net loss                                $ (2.66)          $ (3.10)
                                                  ==========         ========

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
                                     COMMON STOCK
                                     ------------
                                2001             2000
                           ------------------------------
                            HIGH     LOW     HIGH     LOW
                            BID      BID     BID      BID
                           -----    -----   -----   -----

           First Quarter   1.125    0.375    4.375  2.438

           Second Quarter  0.38      0.06      3.5  1.031

           Third Quarter   0.47      0.17    2.313  1.125

           Fourth Quarter  0.18      0.07    2.313  0.875

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

RESULTS  OF  OPERATIONS

2001  compared  to  2000

The Company reported the following results of operations for the years ended December 31, 2001 and 2000:


                                                        2001                               2000
                                          ---------------------------------  ---------------------------------
Loss from continuing operations. . . . .  $                     (5,756,777)  $                     (4,967,021)
Loss from discontinued operations. . . .                                 -                         (1,412,700)
                                          ---------------------------------  ---------------------------------

Net loss . . . . . . . . . . . . . . . .                        (5,756,777)                        (6,379,721)
                                          =================================  =================================

Basic and diluted loss per common share:
Loss from continuing operations. . . . .  $                          (0.27)  $                          (0.24)
Loss from discontinued operations. . . .                                 -                              (0.07)
                                          ---------------------------------  ---------------------------------
Net loss per common share. . . . . . . .                             (0.27)                             (0.31)
                                          =================================  =================================

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

2000  compared  to  1999

The Company reported the following results of operations for the years ended December 31, 2000 and 1999:

                                                   2000          1999
                                               ------------  ------------
Loss from continuing operations                $(4,967,021)  $(1,588,577)
Loss from discontinued operations               (1,412,700)   (1,475,301)
                                               ------------  ------------
Net loss                                       $(6,411,212)  $(3,063,878)
                                               ============  ============

Basic and diluted loss per share:
Loss from continuing operations                $     (0.24)  $     (0.28)
Loss from discontinued operations                    (0.07)        (0.26)
                                               ------------  ------------
Net loss per common share - basic and diluted  $     (0.31)  $     (0.54)
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

                                    PART III
ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following table sets forth certain information, as of March 28, 2002, concerning the Company's directors and executive officers:

     The following table and subsequent discussion sets forth information concerning the Company's directors and executive officers:

Name               Age     Position
---------------------------------------------------------------------------

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

     Jeffrey Kuhr (Director). Mr. Kuhr is the managing partner of West End Capital Partners LLC ("WECP"), a merchant banking firm based in New York City. Prior to forming WECP, he was a founder and managing director of Peter J. Solomon Company ("PJSC"), a leading independent investment banking firm. During his tenure at PJSC from 1989 to 1999, Mr. Kuhr advised public and private companies on mergers and acquisitions, financing and restructuring transactions. While a managing director at PJSC, Mr. Kuhr founded RS1W, Inc. with Russell Simmons (Def Jam Records, Phat Farm apparel) and a group of investors to be a leading online entertainment destination. RS1W was sold to BET.com in October 2000. From 1987 to 1989, Mr. Kuhr financed leveraged buyouts at GE Capital Inc., providing economic and strategic consulting services to Fortune 100 companies. Mr. Kuhr received his Masters in Business Administration from Wharton School and his Bachelor of Arts from Oberlin College. On April 11, 2002, Mr. Kuhr was appointed to the Board of Directors of Forward Industries, Inc.

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

CERTAIN  CORPORATE  ACTIONS

     Stockholders representing approximately 53.2% of the total issued and outstanding shares of the Company's common stock as of March 12, 2001 took action by written consent to (i) authorize the Company to effect a reverse split of the Company's issued and outstanding common stock on not more than a one-for-ten basis, and (ii) approve the adoption of a stock option plan for up to 5 million shares of common stock (reduced pro rata upon the reverse split).

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

Effect on the Company's Derivative and Convertible Securities.  The total number
-------------------------------------------------------------
of shares of Common Stock issuable upon the exercise of options and warrants to acquire such shares, and the exercise price thereof shall be proportionally adjusted to reflect any Reverse Split.

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

SUMMARY  COMPENSATION  TABLE

                                          ANNUAL COMPENSATION                   LONG TERM
                              ----------------------------------------------
                                                                               COMPENSATION
                                                                              ---------------
                                                                                SECURITIES
                                                             OTHER ANNUAL       UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR  SALARY ($)   BONUS ($)  COMPENSATION ($)  OPTIONS/SARS(#)
----------------------------  ----  -----------  ---------  ----------------  ---------------

Robert Miller (1)             2001  $    61,058         __                __               __
Co-Chairman                   2000  $   200,000         __                __               __

Robert Ellin (2)              2001  $     5,200         __                __               __
Co-Chairman                   2000           __         __                __               __


Elliot Goldman (3)            2001  $    86,059         __                __               __
President and                 2000  $   146,154         __                __               __
Chief Executive Officer

Alan L. Schaffer (4)          2001           __         __                __               __
Chief Financial Officer       2000  $   134,154         __                __               __

 ______________


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

(3) In January 2001 Mr. Goldman was promoted and appointed President and Chief Executive Officer. From January through February 2001, Mr. Goldman's salary was increased to $250,000. As of March 1, 2001, Mr. Goldman agreed to reduce his salary to $150,000, and to $125,000 as of May 1, 2001. As of July 1, 2001, Mr. Goldman voluntarily waived receipt of any further cash compensation. During 2000 Mr. Goldman served as Chief Operating Officer, for which he was paid an annual salary of $200,000, subject to such increases or bonuses, as the Board of Director shall authorize. See
     "Executive  Compensation  -  Employment  Agreements."

(4) Mr. Schaffer was appointed Chief Financial Officer of the Company in November 1999, and resigned in November 2000. He was being paid an annual salary of $135,000 plus a minimum annual bonus of $10,000.

OPTION  GRANTS  IN  2001

     The following table sets forth certain information concerning the grant of stock options in 2001 to each of the Named Executive Officers.

                    Number of           Percentage to Total
              Securities Underlying     Options Granted to     Exercise Price
Name            Options Granted         Employees in 2001        ($/Share)       Expiration Date
----            ---------------         -----------------       ---------       ---------------
Elliot Goldman      500,000                   100.00%                 (1)              (1)

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

                    Number Of Securities       Value Of Unexercised
                   Underlying Unexercised       In-The Money Options
Name             Options At Fiscal Year-End     At Fiscal Year-End(1)
----             --------------------------     ---------------------
                 Exercisable/Unexercisable     Exercisable/ Unexercisable
                 -------------------------     --------------------------

 Robert Miller          1,955,750/0               $-0-/$-0-
 Elliot Goldman     500,000/500,000               $-0-/$-0-
___________

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

     The Company entered into an employment contract, on March 18, 2002 with Elliot Goldman for an initial term of one year. Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company at an annual salary of $150,000. However, the compensation shall accrue and no more than $200 per week shall be paid to Mr. Goldman until such time as the Company has received at least $1 million in proceeds from new debt and/or equity investment subsequent to the date of the agreement.

     The Company entered into an employment contract, on March 18, 2002 with Robert Ellin for an initial term of one year. Mr. Ellin serves as Chairman of the Company at an annual salary of $150,000. However, the compensation shall accrue and no more than $200 per week shall be paid to Mr. Ellin until such time as the Company has received at least $1 million proceeds from new debt and/or equity investment subsequent the date of the agreement.

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



NAME AND ADDRESS OF BENEFICIAL
        OWNER(1)                                               NUMBER OF SHARES(2)  PERCENTAGE OF CLASS
-------------------------------------------------------------  ------------------   --------------------

Robert Ellin(3)                                                         3,476,787                32.23%
750 Lexington Avenue
New York, NY  10022

Elliot Goldman(4)                                                       1,000,000                 9.27%
c/o ConnectivCorp.
750 Lexington Avenue
New York, NY  10022

David Goddard(5)                                                           40,000                    *
c/o ConnectivCorp.
750 Lexington Avenue
New York, NY  10022

Ivan Berkowitz(6)                                                         290,000                 2.69%
c/o ConnectivCorp.
750 Lexington Avenue
New York, NY  10022

Jeffrey Kuhr(7)                                                           800,000                 7.42%
c/o ConnectivCorp.
750 Lexington Avenue
New York, NY  10022

All directors and executive officers as a group (4 persons)(3)          5,606,787                51.61%

*less than 2%
___________________________________


1 Except as indicated in these notes and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

2 Calculated pursuant to Rule 13d-3(d) of the Exchange Act. As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investing power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of the date shown above.

3 Includes 2.5 million common shares issued in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations between Mr. Ellin and ConnectivCorp; and 500,000 common shares purchased in March 2002.

4 Includes 500,000 common shares issued in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations between Mr. Goldman and ConnectivCorp; and 500,000 common shares purchased in March 2002.

5 Includes 40,000 common shares issued in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations between Mr. Goddard and ConnectivCorp.

6 Includes 40,000 common shares issued in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations between Mr. Berkowitz and ConnectivCorp; and 250,000 common shares purchased in March 2002.

7 Includes 760,000 common shares issued to West End Capital Partners, LLC of which Mr. Kuhr is the managing partner.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company retained the services of Atlantis Equities, Inc. ("Atlantis"),
                                                                     --------
a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement Letter dated October 29, 1999, as amended on January 1, 2001, (the "Engagement
                                                                      ----------
Letter"). Robert Ellin, the Chairman of the Company, is a principal of Atlantis. In consideration for the services to be provided by Atlantis under the Engagement Letter, Atlantis was paid a monthly fee of $12,500 (plus reimbursement of reasonable and actual out-of-pocket expenses). The term of the Engagement Letter is three years, and shall automatically renew for successive one year terms (subject to the right of any party to terminate the engagement upon 90 days' written notice before the end of any such term). The Company has also granted Atlantis an option to acquire up to 762,064 shares of the Company's Common Stock at an exercise price of $2.50 per share which expires on December 31, 2002, which was cancelled in March 2002. This agreement was also amended by the Board of Directors in January 2001 and Atlantis' monthly fee was increased to $16,666.

     Atlantis has voluntarily agreed to reduce its monthly cash compensation to $8,333 as of March 1, 2001 and to $6,250 as of May 1, 2001 and as of July 1, 2001, Atlantis has voluntarily waived receipt of any further cash compensation.

     The Company retained the services of Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement letter dated March 21, 2002 for a term of one year from March 18, 2002 and ending on March 18, 2003. Robert Ellin, the current Chairman of the Company, is a principal in Atlantis. In consideration for the services to be provided by Atlantis, upon the consummation of the transactions contemplated by the letter of intent, dated as of March 21, 2002, by and between the Company and Aqua Development Corporation, the Company will issue shares of its common stock so that Atlantis will own that number of shares which constitutes up to 4.0% of the common stock then outstanding. In addition, Atlantis is to receive cash compensation of 250,000.

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



SIGNATURE                                TITLE                             DATE
------------------   ------------------------------------------------  --------------
/s/ Elliot Goldman   President, Director and Chief Executive Officer   May 31, 2002
------------------   (Principal Executive Officer)
Elliot Goldman

/s/ Robert Ellin
------------------
Robert Ellin         Chairman                                          May 31, 2002


                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
--------  -----------------------------
21.1      Subsidiaries  of  the  Company

                          INDEX TO FINANCIAL STATEMENTS




                                                                                   PAGE
                                                                                   ----
Report of Independent Certified Public Accountants / Successor                     F-2
Report of Independent Certified Public Accountants / Predecessor                   F-3
Consolidated Balance Sheet                                                         F-4
Consolidated Statements of Operations                                              F-5
Consolidated Statements of Stockholders' Equity (Deficit)                          F-6
Consolidated Statements of Cash Flows                                              F-7
Notes to Consolidated Financial Statements                                         F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
CONNECTIVCORP

     We have audited the accompanying consolidated balance sheet of ConnectivCorp and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConnectivCorp and subsidiaries as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered recurring losses from operations and has not generated revenues from its proposed business model that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/  PATRUSKY,  MINTZ  &  SEMEL



New  York,  New  York
May  17,  2002

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  The  Shareholders  of  ConnectivCorp:

     We have audited the accompanying related consolidated statements of operations, changes in shareholders' equity and cash flows of ConnectivCorp and Subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ConnectivCorp and Subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                  CONNECTIVCORP
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,2001


ASSETS
-------
CURRENT ASSETS:
Cash and cash equivalents                                                      $                 89,861
                                                                               ========================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
-------------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                          $                101,587
                                                                               ------------------------
Total Current Liabilities                                                                       101,587
                                                                               ------------------------


COMMITMENTS

STOCKHOLDERS' DEFICIENCY:
Preferred Stock, $.001 par value
10,000,000 shares authorized,  Series D                                                               -
Common Stock, $.001 per value
40,000,000 shares authorized, 21,807,155 issued and outstanding                                  21,807
Paid in capital                                                                              19,102,936
Deferred compensation                                                                           (64,504)
Accumulated deficit                                                                         (19,071,965)
                                                                               -------------------------
Total Stockholders' Deficiency                                                                  (11,726)
                                                                               -------------------------
Total Liabilities and Stockholders' Deficiency                                 $                 89,861
                                                                               =========================

The accompanying notes are an integral part of these consolidated statements.

                                 CONNECTIVCORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                               2001                               2000
                                                 ---------------------------------  ---------------------------------

Revenues                                         $                              -   $                         80,000

General and administrative expenses                                    (5,797,920)                        (5,265,695)
                                                 ---------------------------------  ---------------------------------

Operating loss                                                         (5,797,920)                        (5,185,695)

Interest income                                                            41,143                            102,674
                                                 ---------------------------------  ---------------------------------

Loss from continuing operations before income
 tax benefit                                                           (5,756,777)                        (5,083,021)
Income tax benefit                                                              -                            116,000
                                                 ---------------------------------  ---------------------------------
Loss from continuing operations                                        (5,756,777)                        (4,967,021)
Loss from discontinued operations,
after income taxes ($0)                                                         -                         (1,412,700)
                                                 ---------------------------------  ---------------------------------
Net loss                                                               (5,756,777)                        (6,379,721)
                                                 =================================  ==================================
 Net loss per common share- basic and diluted:
 Loss from continuing operations                 $                          (0.27)  $                          (0.24)
 Loss from discontinued operations                                              -                              (0.07)
                                                 ---------------------------------  ---------------------------------
 Net loss per common share- basic and diluted                               (0.27)                             (0.31)
                                                 =================================  =================================
Weighted average shares outstanding:
basic and diluted                                                      21,635,373                         20,600,339
                                                 ==================================  ================================


                  The accompanying notes are an integral part of these consolidated statements

                                  CONNECTIVCORP
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001  AND 2000

                                                                                                            Stockholders'
                                           Preferred   Common     Paid in       Deferred      Accumulated      Equity
                                              Stock     Stock     Capital      Compensation      Deficit     (Deficiency)
---------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2000                     $     -   $18,082  $13,572,426   $    (583,539)  $ (6,935,467)  $ 6,071,502

Adjustment of cost of acquired software            -         -      290,454               -              -       290,454

Issuance of 121,494 shares with respect to
 1999 business combination of
 ConnectivCorp and Cakewalk LLC as an
 adjustment to purchase price                      -       121         (121)              -              -             -

Placement fee paid with respect to 1999
 business combination of ConnectivCorp and
 Cakelwalk LLC                                     -         -      (90,000)              -              -       (90,000)

Issuance of 2,661,352 shares of Series D
 Preferred Stock in Private Placement          2,661         -    2,995,076               -              -     2,997,737

Issuance of 648,128 shares of Common Stock
 in Private Placement                              -       648      729,400               -              -       730,048

Conversion of shares of preferred stock to
 common stock                                 (2,661)    2,661            -               -              -             -

Issuance of 19,531 shares and 119,531
 warrants in satisfaction of liability to
 stockholder                                       -        20       24,980               -              -        25,000

Issuance of options for consulting services        -         -    1,493,261      (1,493,261)             -             -
Issuance of stock options to an officer            -         -      580,250        (580,250)             -             -

Amortization of deferred compensation              -         -            -       1,801,441              -     1,801,441
Net loss                                           -         -            -               -     (6,379,721)   (6,379,721)
                                            ------------------------------------------------------------------------------
BALANCE, December 31, 2000                         -    21,532   19,595,726        (855,609)   (13,315,188)    5,446,461

Issuance of stock for legal services               -       275       95,975               -              -        96,250
Issuance of options for consulting services        -         -       26,382         (26,382)             -             -
Revaluation of unvested options                    -         -     (615,147)        268,743              -      (346,404)
Amortization of deferred compensation              -         -            -         548,744              -       548,744
Net loss                                           -         -            -               -     (5,756,777)   (5,756,777)
                                            -------------------------------------------------------------------------------
BALANCE, December 31, 2001                   $     -   $21,807  $19,102,936   $     (64,504)  $(19,071,965)  $   (11,726)
                                            ===============================================================================

                  The accompanying notes are an integral part of these consolidated statements

                                CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                   2001          2000
                                                                             ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(5,756,777)  $(6,379,721)
Adjustments to reconcile net loss
 to net cash used in operating activities:
Depreciation and amortization                                                    1,002,700       995,458
Stock-based compensation                                                           202,340     1,801,440
Shares issued for legal services                                                    96,250             -
Loss on disposal of equipment                                                            -        10,740
Loss on writedown of impaired assets                                             2,896,759
Deferred tax benefit                                                                     -      (116,000)
Loss from discontinued operations                                                        -     1,412,700
Changes in assets and liabilities:
Prepaid expenses                                                                    42,781       (19,270)
 Other assets                                                                            -        (3,610)

 Accounts payable and accrued expenses                                            (212,824)       22,364
                                                                              ------------- -------------
  Net cash used in operations                                                   (1,728,771)   (2,275,899)
                                                                              ------------- -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                               -        (5,054)
  Acquisition of publications                                                            -       (95,000)
                                                                             ------------- -------------
   Net cash used in investing activities                                                 -      (100,054)
                                                                             ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement                                                      -     3,637,785
                                                                             ------------- -------------
Net cash provided by financing activities                                                -     3,637,785
                                                                             ------------- -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (1,728,771)    1,261,832
CASH AND CASH EQUIVALENTS, beginning of year                                     1,818,631       556,799
                                                                             ------------- -------------
CASH AND CASH EQUIVALENTS, end of year                                         $    89,860   $ 1,818,631
                                                                             =============  ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of preferred to common stock                                        $         -   $ 2,997,737
                                                                             =============  ============
Satisfaction of accounts payable through issuance of common stock              $    96,250   $         -
                                                                             ==============  ============
Fair value of warrants to purchase common stock issued with private placement  $         -   $ 9,764,458
                                                                             ==============  ============
Fair value of warrants issued to placement agency                              $         -   $ 1,146,880
                                                                             ==============  ============
Increase in cost of acquired software                                          $         -   $   290,454
                                                                             ==============  ============
  The accompanying notes are an integral part of these consolidated statements

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

NOTE  4  -  INCOME  TAXES
The significant components of the deferred tax asset as of December 31, 2001, assuming an effective income tax rate of 40%, are as follows:

   Net  operating  loss                          $  4,037,894
   Non-cash compensation expense                    1,364,920
   Other                                               30,000
                                                --------------
   Total deferred tax asset                         5,432,814
   Liabilities                                              -
                                                --------------
   Net                                              5,432,814
   Less valuation allowance                        (5,432,814)
                                                --------------
   Total  deferred  income  tax  asset  -  net    $         -
                                                ==============

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

NOTE  5  -  LOSS  PER  COMMON  SHARE

Loss  per  common  share  was  calculated  as  follows:

                                                        2001                               2000
                                          ---------------------------------  ---------------------------------
Loss from continuing operations           $                     (5,756,777)  $                     (4,967,021)
Loss from discontinued operations                                        -                         (1,412,700)
                                          ---------------------------------  ---------------------------------
Net loss                                                        (5,756,777)                        (6,379,721)
                                          =================================  =================================
Basic and diluted loss per common share:
Loss from continuing operations           $                          (0.27)  $                          (0.24)
Loss from discontinued operations                                        -                              (0.07)
                                          ---------------------------------  ---------------------------------
Net loss per common share                                           (0.27)                              (0.31)
                                          =================================  ==================================


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

During  2001  and  2000  the  Company  granted  options and warrants to purchase
650,000 and 5,737,435 shares of common stock, which were outstanding as of December 31, 2001 and 2000, respectively. These options and warrants were granted to employees, consultants and others at exercise prices ranging from $.01 to $3.125, per share; and are exercisable through 2010. As of December 31, 2001 and 2000, 9,797,874 and 8,589,297 options and warrants were exercisable at a weighted average exercise price of $2.55 and $2.67 per share, respectively.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7  -  STOCK  OPTIONS  (CONTINUED)

In 2001 and 2000, the Company recorded compensation expense in the amount Of $258,559 and $1,408,519 under the requirement of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" the Company would have reported additional losses as follows:


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

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7  -  STOCK  OPTIONS  (CONTINUED)
The  following  summarizes  stock  option  activity:


                                 Year  Ended December 31, 2001   Year Ended December 31, 2000
                                 -----------------------------  -----------------------------
                                                 Weighted                      Weighted
                                                  Average                       Average
                                   Shares      Exercise Price     Shares    Exercise Price
                                 -----------  ----------------  ----------  -----------------
Outstanding - beginning of year   4,177,289   $          2.60   2,782,683              1.30
Granted                             650,000              1.56   1,858,325   $          1.30
Exercised                                 -                 -           -                 -
Forfeited                          (336,670)            (1.90)   (463,719)
                                 -----------  ----------------  ----------  -----------------

Outstanding - end of year         4,490,619   $          1.66   4,177,289   $          2.60
                                 ===========  ================  ==========  =================
Number of shares exercisable at
 December 31,                     3,940,620   $          1.51   2,482,043   $          1.42
                                 ===========  ================  ==========  =================
Weighted average fair value of
 options granted during period                $          1.56               $          1.83
                                              ================              =================

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

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9  -  RELATED  PARTY  TRANSACTION

During 1999, the Company retained Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor. Robert Ellin, the Chairman of the Company, is a principal of Atlantis. In consideration for services rendered during 2001 and 2000, Atlantis was paid $52,566 and $150,000, respectively. The Company also granted Atlantis options to acquire up to 762,064 shares of the Company's common stock at an exercise price of $2.50 per share which expire on December 31, 2002. The warrant was assigned a fair value of $1,522,909, using the Black Scholes pricing model. The warrant was cancelled in March 2002.

NOTE  10  -  SUBSEQUENT  EVENTS

REVERSE  STOCK  SPLIT
---------------------
On March 12, 2002, the Company effected a one-for-ten reverse split of its common stock.

The Company's historical loss per share for the years ended December 31, 2001 and 2000, would be as follows:


Pro  forma  loss  per  basic  and  diluted  common  share:

                                         2001               2000
                                   -----------------  -----------------
Loss from continuing operations    $          (2.66)  $          (2.41)
Loss from discontinued operations                 -              (0.69)
                                   -----------------  -----------------
Net loss per common share          $          (2.66)  $          (3.10)
                                   =================  =================

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

     Capital of $2 million shall be necessary in connection with the transaction financing, of which $1 million shall be raised by Aqua and $1 million by the Company. Subsequent to year end, the Company has raised approximately $350,000 of additional financing. At the signing of the Purchase Agreement, the Company shall advance $250,000 to Aqua in the form of a secured

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  SUSEQUENT  EVENTS  (CONTINUED)

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

ISSUANCE  OF  COMMON  SHARES
----------------------------
     Subsequent  to  year  end,  the  Company  committed  to issue approximately
709,000 shares of common stock to creditors, 228,250 to employees and consultants and 1,165,000 shares of common stock to officers and directors in settlement of unpaid liabilities and in exchange for options issued or authorized.

     In March 2002, Atlantis Equities and Messers. Ellin and Goldman received respectively 2 million and 500,000 and 500,000 shares of the Company's common stock in exchange for cancellation of unexercised options and obligations and indebtedness owed to them by the Company.

     In March 2002, 40,000 common shares were issued to Jeffrey Kuhr upon his joining the Board of Directors. Additionally, 760,000 common shares were issued to West End Capital Partners, LLC in settlement of investment banking services of approximately $16,000. Mr. Kuhr is the managing partner of West End Capital Partners, LLC.

     Further, subsequent to year end, the Company raised approximately $350,000 through the sale of 3,500,000 shares of common stock at $0.10 per share.

     The number of shares and the per share data reflect the reverse split effect on March 12, 2002.

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

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  SUSEQUENT  EVENTS  (CONTINUED)

The Company entered into an employment contract, on March 18, 2002 with Robert Ellin for an initial term of one year. Mr. Ellin serves as Chairman of the Company at an annual salary of $150,000. However, the compensation shall accrue and no more than $200 per week shall be paid to Mr. Ellin until such time as the Company has received at least $1 million in proceeds from new debt and/or equity investment subsequent the date of the agreement.

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