Form 10QSB
period 2002-06-30
CONNECTIV CORP
filed 2002-08-19
CIK 1076682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended June 30, 2002

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

    -------------------------------------------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
    incorporation  or  organization)


           750 Lexington Avenue, 24th Floor, New York, New York 10022
    -------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (212) 750-5858
    -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]   No  [  ]

The number of outstanding shares of the registrant's common stock, par value $.001 as of August 13, 2002 is 10,286,966.

                         CONNECTIVCORP AND SUBSIDIARIES
                                   FORM 10-QSB
                     SIX ANDTHREE MONTHS ENDED JUNE 30, 2002
                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION                                         Page

Item  1. Financial  Statements  (unaudited)
            Consolidated  Balance  Sheet                                    3
            Consolidated  Statements  of  Operations  for  the six months
            ended  June  30,  2002  and  2001                               4
            Consolidated  Statements  of  Operations for the three months
            ended  June  30,  2002  and  2001                               5
            Consolidated  Statements  of  Cash  Flows                       6
            Notes  To  Consolidated  Financial  Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of  Operations                                         10

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                               12
Item  2.  Changes  in  Securities  and  Use  of  Proceeds                  12
Item  3.  Defaults  Upon  Senior  Securities                               13
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders      13
Item  5.  Other  Information                                               13
Item  6.  Exhibits  and  Reports  on  Form  8-K                            14

PART  I  --  FINANCIAL  INFORMATION


ITEM  1  --  FINANCIAL  STATEMENTS

                                        ConnectivCorp
                                 Consolidated Balance Sheet
                                         (Unaudited)

                                                                                 June 30,
                                                                                   2002
                                                                              -------------
                                           ASSETS


CURRENT ASSETS:
Cash and cash equivalents                                                      $     89,604
Prepaid expenses                                                                      3,067
                                                                              -------------

Total Assets                                                                   $     92,671
                                                                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                          $    180,780
                                                                              -------------

Total Current Liabilities                                                           180,780
                                                                              -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value
10,000,000 shares authorized, Series D, none issued                                       -
Common Stock, $.001 per value
40,000,000 shares authorized, 8,261,966 issued and outstanding                       10,287
Additional paid in capital                                                       19,543,616
Accumulated deficit                                                             (19,642,01)
                                                                              -------------

Total Stockholders' Equity                                                         (88,109)
                                                                              -------------

Total Liabilities and Stockholders' Equity                                     $     92,671
                                                                              =============


The accompanying notes are an integral part of these consolidated statements.




                                              ConnectivCorp
                                  Consolidated Statements of Operations
                                    For the Six Months Ended June 30,
                                               (Unaudited)

                                                                                  2002          2001
                                                                               -----------   -----------

Revenues                                                                       $     3,500  $         -
                                                                               -----------   -----------

General and administrative expenses                                              (574,079)   (1,751,637)
                                                                               -----------   -----------

Operating loss                                                                   (570,579)   (1,751,637)


Interest income                                                                        532        32,791
                                                                               -----------   -----------

Net loss                                                                       $ (570,047)  $(1,718,846)
                                                                               ===========   ===========

Net loss per common share- basic and diluted                                   $    (0.08)  $     (0.80)
                                                                               ===========   ===========

Weighted average shares outstanding:
basic and diluted                                                                7,228,449     2,153,216
                                                                               ===========   ===========

The accompanying notes are an integral part of these consolidated statements.




                                              ConnectivCorp
                                  Consolidated Statements of Operations
                                   For the Three Months Ended June 30,
                                               (Unaudited)

                                                                                   2002          2001
                                                                               -----------   -----------
Revenues                                                                       $         -   $        -

General and administrative expenses                                               (283,421)    (657,132)
                                                                               ------------  -----------

Operating loss                                                                   (283,421)     (657,132)

Interest income                                                                        379        12,626
                                                                               -----------   -----------

Net loss                                                                       $ (283,042)   $ (644,506)
                                                                               ===========   ===========

Net loss per common share- basic and diluted                                   $    (0.03)   $    (0.30)
                                                                               ===========   ===========

Weighted average shares outstanding:
basic and diluted                                                               10,204,548     2,153,216
                                                                               ===========   ===========

The accompanying notes are an integral part of these consolidated statements.



                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                                                   2002          2001
                                                                               ------------  ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  loss                                                                    $  (570,047)  $(1,718,846)
  Adjustments  to  reconcile  net  loss
      to  net  cash  used  in  operating  activities:
          Depreciation  and  amortization                                                 -       501,350
          Stock-based  compensation                                                 153,872        89,727
          Changes  in  assets  and  liabilities:
             Prepaid  expenses                                                      (3,067)        18,970
             Accounts  payable  and accrued expenses                                121,485     (140,726)

                Net  cash  used in operating activities                           (297,757)   (1,249,525)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

     Proceeds  from issuance of common stock                                        297,500             -
                                                                               ------------  ------------

 Net  cash  provided  by financing activities                                       297,500             -
                                                                               ------------  ------------
NET  CHANGE  IN CASH AND CASH EQUIVALENTS                                             (257)   (1,249,525)
CASH  AND  CASH  EQUIVALENTS,  beginning  of  period                                 89,861     1,818,631

CASH  AND  CASH  EQUIVALENTS,  end of period                                   $     89,604  $    569,106
                                                                               ============  ============

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
Stock  issued  in  satisfaction  of  accounts  payable                         $     42,292  $          -
                                                                               ============  ============

The  accompanying  notes  are an integral part of these consolidated statements.


                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2002


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


     The results of operations presented for the six months and three months ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Note  2  -  Net  Loss  Per  Common  Share

     Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

     Basic and Diluted EPS are the same for the six months and three months ended June 30, 2002 and 2001, as Diluted EPS does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.


     The following table summarizes the equivalent number of common shares assuming the related options and warrants that were outstanding as of June 30, 2002 and 2001 had been converted. These were not included in the calculation of diluted loss per share, as such shares are antidilutive:


                                           2002           2001
                                        -----------    -----------

              Stock options                       -         29,322
              Warrants                      146,608        146,608
                                        -----------    -----------

              Common Stock Equivalents      146,608        175,930
                                        ===========    ===========

Options to purchase 10,333 and 479,613 shares of common stock, and warrants to purchase 26,863 and 387,911 shares of common stock for the six months ended June 30, 2002 and 2001, respectively, were not included in the above table because the exercise price of those options and warrants were greater than the average market price of the common shares. The options and warrants were still outstanding at the end of the period.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2002

Note  3  -  Common  Stock

During the six months ended June 30, 2002, the Company raised $297,500 through the issuance of 2,975,000 shares of the Company's Common Stock at $0.10 per share.

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

Capital of $2 million shall be necessary in connection with the transaction financing, of which $1 million shall be raised by Aqua and $1 million by the Company. Through August 19, 2002, the Company has raised approximately $350,000 of additional financing. At the signing of the Purchase Agreement, the Company shall advance $250,000 to Aqua in the form of a secured bridge loan to be evidenced by a note bearing interest at 12% per annum. In the event the transaction closes, the $250,000 shall be credited to the Company as part of its $1 million capital contribution discussed above. The Company shall be obligated to make another $100,000 available to Aqua prior to closing on the same terms. In the event the transaction is not consummated, the loan shall mature 90 days after the closing date, as defined. The parties anticipate the closing shall occur during the third quarter of 2002.

                         CONNECTIVCORP AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED AND UNREVIEWED)
                                  June 30, 2002

Note  5  -  Commitments

Sublease

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

     Uncertainty

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since its inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of June 30, 2002 is approximately $19.6 million. To date, the Company has not generated any significant revenue from its proposed business model, which contemplated selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a net loss of approximately $570,000 and $1.7 million for the six months ended June 30, 2002 and 2001, respectively, while cash and cash equivalents at June 30, 2002 totaled approximately $90,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to raise additional equity or execute its business strategy.


     The Company has made a decision to restructure its operations. Management has issued restricted common stock to satisfy existing trade payables and the Company is seeking appropriate merger or acquisition partners in the medical information or other unrelated fields. Management has agreed to provide or arrange for short term financing of $250,000 in connection with this effort and has effected a one for ten reverse stock split of the Company's common stock as of March 12, 2002.


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

     Capital of $2 million shall be necessary in connection with the transaction financing, of which $1 million shall be raised by Aqua and $1 million by the Company. Through May 20, 2002, the Company has raised approximately $350,000 of additional financing. At the signing of the Purchase Agreement, the Company shall advance $250,000 to Aqua in the form of a secured bridge loan to be evidenced by a note bearing interest at 12% per annum. In the event the transaction closes, the $250,000 shall be credited to the Company as part of its $1 million capital contribution discussed above. The Company shall be obligated to make another $100,000 available to Aqua prior to closing on the same terms. In the event the transaction is not consummated, the loan shall mature 90 days after the closing date, as defined. The parties anticipate the closing shall occur during the third quarter of 2002.

     The following discussion and analysis compares the results of the Company's continuing operations for the Six and Three Months ended June 30, 2002 and June 30, 2001.


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

     Six  Months  ended  June  30,  2002

     The Company generated $3,500 in revenues from operations during the six months ended June 30, 2002. The Company did not generate revenues from operations during the six months ended June 30, 2001.

     For the six months ended June 30, 2002 and 2001, the Company reported the following:

       Net loss                    $       (570,047)          $      (1,718,846)
                                   =================          ==================

       Net loss per common
       share-basic and diluted     $          (0.08)          $           (0.80)
                                   =================          ==================

     For the six months ended June 30, 2002, the Company reported a net loss of $570,047. General and administrative expenses include expenses of approximately $81,500 for professional fees; $150,000 for salary and related expenses, $109,000 for consultants, $41,000 of insurance, $15,000 for rent and $64,000 for compensation costs recognized in connection with stock options.

     For the six months ended June 30, 2001, the Company reported a loss from continuing operations of $1,718,846. General and administrative expenses include expenses of which approximately $144,000 for professional fees; $240,000 for salary-related expenses, $425,000 for consultants, $501,000 for amortization of acquired software, magazines and goodwill, and $90,000 for compensation costs recognized in connection with stock options issued.

     Three  Months  ended  June  30,  2002


     The Company did not generate revenues from operations during the three months ended June 30, 2002 and 2001.

     For the three months ended June 30, 2002 and 2001, the Company reported the following:

       Net loss                    $       (283,042)          $        (644,506)
                                   =================          ==================

       Net loss per common
       share- basic and diluted    $          (0.03)          $           (0.30)
                                   =================          ==================

     For the three months ended June 30, 2002, the Company reported a loss from continuing operations of $283,042. General and administrative expenses include expenses of which approximately $73,000 for professional fees, $89,500 for salary-related expenses and $15,000 for consultants.

     For the three months ended June 30, 2001, the Company reported a loss of $644,506. General and administrative expenses include expenses of which approximately $86,000 for professional fees, $112,000 for salary-related expenses, $151,000 for consultants, and $251,000 for amortization of acquired software, magazines and goodwill.

     Liquidity  and  Capital  Resources


     In the six months ended June 30, 2002, $297,757 of cash was used in operating activities. Funds were used to pay the Company's operating expenses. $297,500 of cash was generated through the issuance of 2,975,000 shares of common stock.


PART  II  --  OTHER  INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

       None
ITEM  2  -  CHANGES  IN  SECURITIES

     The issuance of the shares of Common Stock during the six months ended June 30, 2002 did not involve a public offering and was based on Section 4(2) of the Securities Act of 19933, as amended.

     During the six months ended June 30, 2002, the Company raised $297,500 through the issuance of 2,975,000 shares of the Company's Common Stock at $0.10 per share to four existing shareholders and consultants.

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

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

               (a)  Not  applicable


               (b)  Reports  on  Form  8-K

                    During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8K/A, dated April 15, 2002 reporting a change in accountants. Patrusky Mintz & Semel ("Patrusky") was engaged as the Company's new independent accountants replacing Arthur Andersen LLP.




                           CERTIFICATION AND SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

We, the undersigned chief executive officer and chief financial officer of the registrant, hereby certify that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                CONNECTIVCORP

Dated:  August  19,  2002     by: /s/  Elliot  Goldman
                                  Elliot  Goldman
                                  President  and  Chief  Executive  Officer
                                  (Principal  Financial  Officer)

Dated:  August  19,  2002     by: /s/  Robert  Ellin
                                  Robert  Ellin
                                  Chairman  of  the  Board
                                  (Principal  Executive  Officer)