Form 10QSB
period 2002-09-30
CONNECTIV CORP
filed 2002-11-19
CIK 1076682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [x]     Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                  for Quarterly Period Ended September 30, 2002

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


           750 Lexington Avenue, 24th Floor, New York, New York 10022
--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



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

The number of outstanding shares of the registrant's common stock, par value $.001 as of November 19, 2002 is 10,786,966.

                         CONNECTIVCORP AND SUBSIDIARIES
                                   FORM 10-QSB
                  NINE ANDTHREE MONTHS ENDED SEPTEMBER 30, 2002
                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION                                          PAGE
                                                                           -----

Item  1.  Financial  Statements  (unaudited)
                   Consolidated  Balance  Sheet                                3
                   Consolidated  Statements of Operations for the nine months
                   ended September 30, 2002 and 2001                           4
                   Consolidated Statements of Operations for the three months
                   ended September 30, 2002 and 2001                           5
                   Consolidated  Statements  of  Cash  Flows                   6
                   Notes  To  Consolidated  Financial  Statements              7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of  Operations                                          10
Item 3.   Controls and Procedures                                             12

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  13
Item  2.  Changes  in  Securities  and  Use  of  Proceeds                     13
Item  3.  Defaults  Upon  Senior  Securities                                  14
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         13
Item  5.  Other  Information                                                  14
Item  6.  Exhibits  and  Reports  on  Form  8-K                               14

 PART  I  --  FINANCIAL  INFORMATION

ITEM  1  --  FINANCIAL  STATEMENTS


                                         CONNECTIVCORP
                                  CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)


                                                                                September 30,
                                                                                    2002
                                                                               --------------
                                           ASSETS
                                           ------
CURRENT ASSETS:
     Cash and cash equivalents                                                 $        4,731
      Prepaid expenses                                                                  1,889
                                                                               --------------
Total Assets                                                                   $        6,620
                                                                               ==============
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                      $      280,476
                                                                               --------------
     Total Current Liabilities                                                        280,476
                                                                               --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.001 par value
    10,000,000 shares authorized, Series D, none issued                                     -
    Common Stock, $.001 per value
    40,000,000 shares authorized, 10,786,966 issued and outstanding                    10,787
    Additional paid in capital                                                     19,593,116
    Stock subscription receivable                                                     (50,000)
    Accumulated deficit                                                           (19,827,759)
                                                                                --------------
           Total Stockholders' Equity                                                (273,856)
                                                                                --------------
           Total Liabilities and Stockholders' Equity                          $        6,620
                                                                                ==============
The accompanying notes are an integral part of these consolidated statements.



                                              CONNECTIVCORP
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                               (UNAUDITED)


2001
                                                                               ------------ -------------

Revenues                                                                       $    3,500   $         -

General and administrative expenses                                              (759,929)   (2,453,225)
                                                                               ------------ -------------
Operating loss                                                                   (756,429)   (2,453,225)
                                                                               ------------ -------------
Interest income                                                                       635        40,031
                                                                               ============ =============
Net loss                                                                       $ (755,794)  $(2,413,194)

 Net loss per common share- basic and diluted                                  $    (0.09)  $     (1.12)
                                                                               ============ =============

Weighted average shares outstanding:
basic and diluted                                                               8,366,710     2,157,832
                                                                               ============ =============
The accompanying notes are an integral part of these consolidated statements.



                                              CONNECTIVCORP
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                               (UNAUDITED)


                                                                                   2002         2001
                                                                               ------------ -------------

Revenues                                                                       $         -   $        -

General and administrative expenses                                               (185,850)    (701,588)
                                                                               ------------ -------------
Operating loss                                                                    (185,850)    (701,588)

Interest income                                                                        103        7,240
                                                                               ------------ -------------
Net loss                                                                       $  (185,747)  $ (694,348)
                                                                               ============ =============
 Net loss per common share- basic and diluted                                  $     (0.02)  $    (0.32)
                                                                               ============ =============
Weighted average shares outstanding:
basic and diluted                                                               10,618,487    2,166,966
                                                                               ============ =============
The accompanying notes are an integral part of these consolidated statements.



                                             CONNECTIVCORP
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              (UNAUDITED)


2001
                                                                               ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(755,794)  $(2,413,194)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                                       -       752,025
    Stock-based compensation                                                      153,872       153,613
    Shares issued for legal services                                                             96,250
    Changes in assets and liabilities:
         Prepaid expenses                                                          (1,889)       22,273
         Accounts payable and accrued expenses                                    221,181      (148,001)
                                                                               ------------ -------------
            Net cash used in operating activities                                (382,630)   (1,537,034)
                                                                               ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                                         297,500             -
                                                                               ------------ -------------
            Net cash provided by financing activities                            297,500             -
                                                                               ------------ -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (85,130)   (1,537,034)
CASH AND CASH EQUIVALENTS, beginning of period                                    89,861     1,818,631
                                                                               ------------ -------------

CASH AND CASH EQUIVALENTS, end of period                                       $   4,731   $   281,597
                                                                               ============ =============

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in satisfaction of accounts payable                               $  42,292   $    96,250
                                                                               ============ =============
The accompanying notes are an integral part of these consolidated statements.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


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

     The results of operations presented for the nine months and three months ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Note  2  -  Net  Loss  Per  Common  Share

     Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

     Basic and Diluted EPS are the same for the nine months and three months ended September 30, 2002 and 2001, as Diluted EPS does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

     The following table summarizes the equivalent number of common shares assuming the related options and warrants that were outstanding as of September 30, 2002 and 2001 had been converted. These were not included in the calculation of diluted loss per share, as such shares are antidilutive:



2001
                          -------  -------
Stock options                   -        -
Warrants                  146,608  146,608
                          -------  -------
Common Stock Equivalents  146,608  146,608
                          =======  =======



     Options to purchase 10,333 and 485,935 shares of common stock, and warrants to purchase 5,000 and 387,911 shares of common stock for the nine months ended September 30, 2002 and 2001, respectively, were not included in the above table because the exercise price of those options and warrants were greater than the average market price of the common shares. The options and warrants were still outstanding at the end of the period.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

Note  3  -  Common  Stock

     During the nine months ended September 30, 2002, the Company raised $297,500 through the issuance of 2,975,000 shares of the Company's Common Stock at $0.10 per share.

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

Note  4  -  Contribution  Agreement

     On October 4, 2002, the Company executed a contribution agreement to acquire Aqua Development Corp., a California corporation ("Aqua"). The Company intends to acquire Aqua in exchange for 87.2% of the issued and outstanding common stock in the Company, as defined. The acquisition is contingent upon numerous factors, including the raising of additional financing by the parties. Immediately upon the acquisition, the Company will authorize its name to be changed to "d/b/a Aqua Development Corp."

     At the closing of the Purchase Agreement, the Company shall provide a $1.5 million bridge loan to Aqua in the form of convertible debt to be evidenced by a note bearing interest at 12% per annum, payable quarterly in arrears for the first four months and 15% per annum thereafter. The loan will have a maturity date on the second anniversary of issuance. The holders of the bridge loan will receive six million warrants for the purchase of common stock at an exercise price of $0.10 per share. As soon as practicable after closing, the Company will make its best efforts to complete a private placement memorandum to raise $5 million. In the event the private placement transaction is not consummated by the maturity of the bridge loan, each holder of the bridge loan may convert into common stock at a conversion price that is the lesser of a price per share based on a $20 million valuation or a per share rice base on the valuation of any public or private offering in which the net proceeds to the Company are not less the $5 million completed while the bridge loan is outstanding. The parties anticipate the closing shall occur during the fourth quarter of 2002.

                         CONNECTIVCORP AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED AND UNREVIEWED)
                               SEPTEMBER 30, 2002

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

     UNCERTAINTY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since its inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of September 30, 2002 is approximately $19.8 million. To date, the Company has not generated any significant revenue from its proposed business model, which contemplated selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a net loss of approximately $756,000 and $2.4 million for the nine months ended September 30, 2002 and 2001, respectively, while cash and cash equivalents at September 30, 2002 totaled approximately $5,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to raise additional equity or execute its business strategy.

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

     CONTRIBUTION  AGREEMENT

     On October 4, 2002, the Company executed a contribution agreement to acquire Aqua Development Corp., a California corporation ("Aqua"). The Company intends to acquire Aqua in exchange for 87.2% of the issued and outstanding common stock in the Company, as defined. The acquisition is contingent upon numerous factors, including the raising of additional financing by the parties. Immediately upon the acquisition, the Company will authorize its name to be changed to "d/b/a Aqua Development Corp."

     At the closing of the Purchase Agreement, the Company shall provide a $1.5 million bridge loan to Aqua in the form of convertible debt to be evidenced by a note bearing interest at 12% per annum, payable quarterly in arrears for the first four months and 15% per annum thereafter. The loan will have a maturity date on the second anniversary of issuance. The holders of the bridge loan will receive six million warrants for the purchase of common stock at an exercise price of $0.10 per share. As soon as practicable after closing, the company will make its best efforts to complete a private placement memorandum to raise $5 million. In the event the private placement transaction is not consummated by the maturity of the bridge loan, each holder of the bridge loan may convert into common stock at a conversion price that is the lesser of a price per share based on a $20 million valuation or a per share rice base on the valuation of any public or private offering in which the net proceeds to the Company are not less the $5 million completed while the bridge loan is outstanding. The parties anticipate the closing shall occur during the fourth quarter of 2002.

     The following discussion and analysis compares the results of the Company's continuing operations for the Nine and Three Months ended September 30, 2002 and September 30, 2001.

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

     NINE  MONTHS  ENDED  SEPTEMBER  30,  2002
     -----------------------------------------

     The Company generated $3,500 in revenues from operations during the nine months ended September 30, 2002. The Company did not generate revenues from operations during the nine months ended September 30, 2001.

     For the nine months ended September 30, 2002 and 2001, the Company reported the following:

       Net loss                                      $  (755,794)  $ (2,413,194)
                                                    =============  =============

       Net loss per common share- basic and diluted  $     (0.09)  $      (1.12)
                                                    =============  =============

     For the nine months ended September 30, 2002, the Company reported a net loss of $755,794. General and administrative expenses include expenses of approximately $77,000 for professional fees; $226,000 for salary and related expenses, $176,000 for consultants, $77,000 of insurance, $22,500 for rent and $64,000 for compensation costs recognized in connection with stock options.

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

     THREE  MONTHS  ENDED  SEPTEMBER  30,  2002
     ------------------------------------------

     The Company did not generate revenues from operations during the three months ended September 30, 2002 and 2001.

     For the three months ended September 30, 2002 and 2001, the Company reported the following:

       Net loss                                      $  (185,747)  $   (694,348)
                                                    =============  =============

       Net loss per common share- basic and diluted  $    (0.02)   $      (0.32)
                                                    =============  =============



     For the three months ended September 30, 2002, the Company reported a loss from continuing operations of $185,747. General and administrative expenses include expenses of which approximately, $76,000 for salary and related expenses, $6,000 for legal and professional, $7,500 for rent and $67,000 for consultants.

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

     Liquidity  and  Capital  Resources
     ----------------------------------

     In the nine months ended September 30, 2002, $382,630 of cash was used in operating activities. Funds were used to pay the Company's operating expenses. $297,500 of cash was generated through the issuance of 2,975,000 shares of common stock.


ITEM  3  -  CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.


PART  II  --  OTHER  INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

         None
ITEM  2  -  CHANGES  IN  SECURITIES

     The issuance of the shares of Common Stock during the nine months ended September 30, 2002 did not involve a public offering and was based on
     Section  4(2)  of  the  Securities  Act  of  19933,  as  amended.

     During the nine months ended September 30, 2002, the Company raised $297,500 through the issuance of 2,975,000 shares of the Company's Common Stock at $0.10 per share to four existing shareholders and consultants.

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

               None

                           CERTIFICATION AND SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CONNECTIVCORP

Dated:  November  19,  2002        by:  /s/  Elliot  Goldman
                                        --------------------
                                        Elliot  Goldman
                                        President and Chief Executive Officer
                                        (Principal  Financial  Officer)

Dated:  November  19,  2002        by:  /s/  Robert  Ellin
                                        ------------------
                                        Robert  Ellin
                                        Chairman  of  the  Board
                                        (Principal  Executive  Officer)

                                  CERTIFICATION

I,  Robert  Ellin,  certify  that:

     1.   I  have  reviewed this quarterly report on Form 10-Q of ConnectivCorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November  19,  2002                           /s/  Robert  Ellin

Date                                                     Robert  Ellin

                                  Chairman  of  the  Board
                                        (Principal  Executive  Officer)

                                  CERTIFICATION

I,  Elliot  Goldman,  certify  that:

     1.   I  have  reviewed this quarterly report on Form 10-Q of ConnectivCorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     5. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November  19,  2002                           /s/  Elliot  Goldman

Date                                               Elliot  Goldman
                                  President  and  Chief  Executive Officer
                                        (Principal  Financial  Officer)