Form 10KSB
period 2002-12-31
CONNECTIV CORP
filed 2003-04-15
CIK 1076682

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

FOR THE YEAR ENDED DECEMBER 31, 2002               COMMISSION FILE NO. 333-70663

                            -------------------------

                                  CONNECTIVCORP
                    (FORMERLY KNOWS AS SPINROCKET.COM, INC.)

        (Exact name of small business issuer as specified in its charter)


 DELAWARE                                               06-1529524
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


750 LEXINGTON AVENUE, 24TH FLOOR      (212) 750-5858                  10022
NEW YORK, NEW YORK
(Address of Issuer's principal      (Issuer's telephone            (Zip Code)
executive offices)                   number, including
                                        area code)

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

Yes      X        No       __
         --
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

         The issuer's revenues for the year ended December 31, 2002 were $3,500.

         The aggregate market value of the registrant's voting common equity (i.e., the Common Stock) held by non-affiliates as of April 11, 2003 was $4,430,824, using the closing sale price of $0.40 share on such date, as reported by the Nasdaq OTC Bulletin Board.

         The number of outstanding shares of the registrant's Common Stock as of April 11, 2003 was 11,077,061 after the effect of a reverse one for ten stock split effected March 12, 2002.

         Transitional Small Business Disclosure Format.

Yes        No  X
    ---       ---

DOCUMENTS INCORPORATED BY REFERENCE

         None.

         A list of Exhibits to this Annual Report on Form 10-KSB begins on Page 18.

================================================================================

                                TABLE OF CONTENTS


PART I                                                                       PAGE
                                                                             ----
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

                                   -----------

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION AND HISTORY

         ConnectivCorp (the "Company"), during late 2001 decided to restructure its operations and as a result exited the business that it was in. The Company's management has been pursuing appropriate merger and acquisition partners. Prior to its restructuring, the Company was a medical communications network with publishing, Internet and marketing services divisions that connect targeted consumers and professionals with pharmaceutical and consumer product companies.

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

OVERVIEW

         2002 was a year in which the Company actively pursued merger or acquisition partners.

         The Company made a decision to restructure in late 2001. It reduced existing trade payables by the issuance of restricted common stock. Additionally, management is seeking appropriate merger or acquisition partners in the medical information or other unrelated fields. Management also effected a one for ten reverse split of the Company's common stock on March 12, 2002.

            During 2002, the Company executed two agreements for the purpose of acquiring Aqua Development Corp., a California corporation ("Aqua"). Management expended the majority of its resources and efforts to attempt to consummate the acquisition. Despite management's best efforts, they will not be able to consummate the agreement with Aqua and have terminated its efforts to complete the acquisition.

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

EMPLOYEES

         As of April 11, 2003, the Company has two employees, both of whom are engaged in executive management.

ITEM 2.  DESCRIPTION OF PROPERTY

            On January 1, 2002, the Company entered into a sublease for office space located at 750 Lexington Avenue, New York, New York. The lease term is for the period from January 1, 2002 through December 31, 2002, with a monthly rent of $2,500. The office space is being leased from an entity in which the father of Robert Ellin, Chairman of the Company, is a partner. The Company is in the process of negotiating an extension to the sublease. It is anticipated that there will be no changes in the lease agreement.

ITEM 3.  LEGAL PROCEEDINGS

            The Company is not currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the year ended December 31, 2002, no matters were submitted by the Company to a vote of its stockholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information. The Company's common stock is currently listed on the OTC Bulletin Board under the trading symbol "CTTV." The Company first listed its common stock on the OTC Bulletin Board in August 1999. The following table sets forth the high and low bid prices of the Company's Common Stock as reported on the OTC Bulletin Board for each calendar quarter commencing in January 2001 through December 31, 2002.


                                                       COMMON STOCK
                                   -------------------------------------------------------
                                           2002                            2001
                                   -------------------------------------------------------
                                   HIGH BID         LOW BID        HIGH BID         LOW BID
                                   --------         -------        --------         -------
             First Quarter          $ 0.90          $ 0.11         $ 11.25          $ 3.75
             Second Quarter           0.85            0.25            3.50            0.80
             Third Quarter            0.30            0.15            4.20            2.00
             Fourth Quarter           0.60            0.15            1.80            0.70

         As of April 11, 2003, the closing sale price of the Company's common stock on the OTC Bulletin Board was $0.40 per share.

HOLDERS

         As of April 11, 2003 there were approximately 351 holders of record of the Company's common stock as determined by the Company's transfer agent. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

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

UNCERTAINTY

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since its inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of December 31, 2002 is approximately $20 million. To date, the Company has not generated any revenue from previously proposed business model, which contemplated selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a net loss of approximately $873 thousand and $5.8 million for the years ended December 31, 2002 and 2001, respectively, while cash and cash equivalents at December 31, 2002 totaled approximately $18,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to raise additional equity or locate a merger or business partner.

         The Company made a decision to restructure its operations. Management issued restricted common stock to satisfy existing trade payables. Management has effected a one for ten reverse stock split of the Company's common stock as of March 12, 2002.

         During December 2002 and in March 2003, the Company obtained loans of $25,000 and $150,000, respectively. The loans are convertible under certain conditions into common stock of the Company at $0.10 per share. The Company is in the process of continuing to raise capital either through the private placement of equity or debt.

          While the Company has reduced its operating expenses, no assurance can be given that the Company can sustain these operating levels. Moreover, the Company has not yet generated any meaningful revenues, and no assurance can be given that it will do so in the future.

AQUA AGREEMENTS

            During 2002, the Company executed two agreements for the purpose of acquiring Aqua Development Corp., a California corporation ("Aqua"). Management expended the majority of its resources and efforts to attempt to consummate the acquisition. Despite management's best efforts, they will not be able to consummate the agreement with Aqua and have terminated its efforts to complete the acquisition.

RESULTS OF OPERATIONS

         2002 compared to 2001

         The Company reported the following results of operations for the years ended December 31, 2002 and 2001:

   Net loss                                        $   (872,567)  $ (5,756,777)
                                                   ============   ============

   Net loss per common share- basic and diluted    $      (0.10)  $      (2.66)
                                                   ============   ============

   Weighted average shares outstanding:

   Basic and diluted                                  9,117,802      2,163,537
                                                   ============   ============


         The Company reported a loss of approximately $873,000 from operations in 2002 versus a loss from operations of approximately $5.8 million in 2001. The Company's other income for the year ended December 31, 2002 consisted of interest income that was earned on invested funds was approximately $6,000 and other income of $3,500 in 2002 versus approximately $41,000 of interest income in 2001. The decrease of approximately $35,000 in interest income resulted from the decrease in cash and cash equivalents available to be invested. General and administrative expenses totaled approximately $882,000 in 2002 versus $5.8 million in 2001. Included in general and administrative in 2002 was approximately $88,000 of stock based compensation expense related to options granted to consultants and employees salaries of approximately $308,000; approximately $184,000 for professional and consulting fees; rent expense of $30,000, insurance expense of approximately $34,000; and general operating expenses of approximately $141,000.

         Deferred compensation expense related to options granted to consultants and employees was approximately $64,000 in 2002 versus approximately $202,000 in 2001. The decrease is a result of the lower number of options granted in 2002 and the elimination of most outstanding options. Salaries totaled $240,000 in 2002 verses $337,000 in 2001. The decrease was a result in lower salaries taken by management and a reduction of employees in 2002. Approximately $257,000 of expense was recognized for professional and consulting fees and software development in 2002 verses $917,000 in 2001. The decrease of $660,000 resulted from management's program to reduce costs and the restructuring of the Company's operations. There was no amortization expense of acquired software and goodwill was in 2002 versus $999,000 in 2001. The decrease was a result of the fact that during the fourth quarter of 2001 approximately $2.9 million of expense was recognized for the impairment of acquired software, goodwill, equipment and costs of publications acquired.

2001 compared to 2000

The Company reported the following results of operations for the years ended December 31, 2001 and 2000:

                                                         2001           2000
                                                     ------------   ------------
          Loss from continuing operations            $ (5,756,777)  $ (4,967,021)

          Loss from discontinued operations                    --     (1,412,700)
                                                     ------------   ------------

          Net loss                                   $ (5,756,777)  $ (6,379,721)
                                                     ============   ============

          Basic and diluted loss per common share:

          Loss from continuing operations            $      (2.66)  $      (2.40)

          Loss from discontinued operations                    --          (0.70)
                                                     ------------   ------------
          Net loss per common share                  $      (2.66)  $      (3.10)
                                                     ============   ============


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

ITEM 7.  FINANCIAL STATEMENTS

         The Company's consolidated financial statements for the years ended December 31, 2002 and 2001, respectively, are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 15, 2002, the Company engaged Patrusky Mintz & Semel as its independent accountants for the year ending December 31, 2001 and dismissed the former independent accountants, Arthur Andersen LLP. The reports of the former accountants for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the two most recent fiscal years and to the date hereof, there have been no disagreements between the Registrant and the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         On April 4, 2003, Patrusky Mintz & Semel resigned as independent certified public accountants of the Company due to its merger with another firm. On April 4, 2003, the Company appointed Israeloff, Trattner & Co. P.C. as its independent certified public accountants.

         During the most recent fiscal year and to the date hereof, there have been no disagreements between the Registrant and the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information, as of March 28, 2002, concerning the Company's directors and executive officers:

         The following table and subsequent discussion sets forth information concerning the Company's directors and executive officers:


Name                    Age      Position
-----------------------------------------------------------------------------
Elliot Goldman           67      President, Chief Executive Officer, Director

Robert Ellin             38      Chairman

Ivan Berkowitz           57      Director

David Goddard            47      Director

Jeffrey Kuhr             44      Director

Thomas Cyrana            54      Observer


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

MANAGEMENT CHANGES

         As of January 24,  2002,  Robert  Miller  resigned as  Co-Chairman  and
Director of the Company to pursue other business interests, and Robert Ellin became sole chairman.

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

         Effects on Number of Shares Available for Issuance. The Reverse Split decreased the number of outstanding shares of Common Stock. Therefore, the 21,588,870 shares of Common Stock issued and outstanding as of the effective date of the Reverse Split, together with 10,289,552 shares of Common Stock, assuming the exercise of, all outstanding warrants and options, were converted into approximately 3,187,842 shares of Common Stock. Because the number of shares of Common Stock authorized for issuance by the Certificate of Incorporation, as amended, following the Reverse Split remains at 40,000,000 shares, the Reverse Split results in approximately 36,812,158 additional (or post-split) shares of Common Stock available for issuance by the Company. In lieu of issuing any fractional shares as a result of the Reverse Split, the Company rounded the number of shares each stockholder is entitled to receive as a result of the Reverse Split to the nearest whole number of shares.

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

ITEM 10.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation paid to, or earned by, the Chief Executive Officer and the other most highly compensated executive officer for the years ended December 31, 2002, 2001 and 2000 whose total annual salary and bonus exceeded $100,000 for 2002, 2001 and 2000 (collectively the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                                ANNUAL COMPENSATION                    COMPENSATION
                                   -------------------------------------------------  -----------------
                                                                                         SECURITIES
                                                                   OTHER ANNUAL         UNDERLYING
NAME AND PRINCIPAL POSITION         YEAR  SALARY ($)  BONUS ($)   COMPENSATION ($)     OPTIONS/SARS(#)
---------------------------         ----  ----------  ---------   ----------------     ---------------
Robert Miller (1)                   2002         --       --             --                   --
   Co-Chairman                      2001     $61,058      --             --                   --
                                    2000    $200,000      --             --                   --

Robert Ellin (2)                    2002    $118,750      --           $10,000                --
   Co-Chairman                      2001      $5,200      --             --                   --
                                    2000          --      --             --                   --

Elliot Goldman (3)                  2002    $118,750      --            $9,654                --
   President and                    2001     $86,059      --             --                   --
   Chief Executive Officer          2000    $146,154      --             --                   --

Alan Schaffer
Chief Financial                     2002          --      --             --                   --
Officer                             2001          --      --             --                   --
                                    2000    $134,154      --             --                   --

----------------------------------

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

(2) Mr. Ellin, who was Chairman in 2000, was appointed Co-Chairman in January 2001 and on January 24, 2002, Mr. Ellin again became sole Chairman. In 2001, he was being paid an annual salary of $10,400, subject to such increases or bonuses, as the Board of Directors shall authorize. As of July 1, 2001, Mr. Ellin voluntarily waived receipt of any further cash compensation. Commencing in March 2002, Mr Ellin was paid an annual salary of $150,000. However, the compensation shall accrue and no more than $200 per week will be paid. In addition Mr. Ellin received 500,000 shares of common stock valued at $10,000. See "Executive Compensation - Employment Agreements."

(3) In January 2001 Mr. Goldman was promoted and appointed President and Chief Executive Officer. From January through February 2001, Mr. Goldman's salary was increased to $250,000. As of March 1, 2001, Mr. Goldman agreed to reduce his salary to $150,000, and to $125,000 as of May 1, 2001. As of July 1, 2001, Mr. Goldman voluntarily waived receipt of any further cash compensation. During 2000 Mr. Goldman served as Chief Operating Officer, for which he was paid an annual salary of $200,000, subject to such increases or bonuses, as the Board of Director shall authorize. Commencing in March 2002, Mr Goldman was paid an annual salary of $150,000. However, the compensation shall accrue and no more than $200 per week will be paid. In addition Mr. Goldman received 500,000 shares of common stock in exchange for his existing options valued at $9,654 . See "Executive Compensation - Employment Agreements."

(4) Mr. Schaffer was appointed Chief Financial Officer of the Company in November 1999 and resigned in November 2000. He was being paid an annual salary of $135,000 plus a minimum annual bonus of $10,000.

OPTION GRANTS IN 2002

         There were no options granted during 2002 to any Executive Officer of the Company.

2002 AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES

         There are no options outstanding to any Executive Officers as of December 31, 2002. No options were exercised by Executive Officers in 2002 or 2001.

DIRECTOR COMPENSATION

         The Company's directors do not receive cash compensation for their services as directors, but are reimbursed for all reasonable out-of-pocket expenses incurred in connection with each Board of Directors meeting attended.

EMPLOYMENT AGREEMENTS

         On March 18, 2002, the Company entered into employment contracts with Elliot Goldman and Robert Ellin for an initial term of one year. Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company and Mr. Ellin serves as Chairman of the Company. Mr. Goldman and Mr. Ellin's each receive an annual salary of $150,000. However, the compensation shall accrue and no more than $200 per week shall be paid to each Mr. Goldman and Mr. Ellin until such time as the Company has received at least $1 million in proceeds from new debt and/or equity investment subsequent the date of the agreement. Management is in the process of extending these agreements.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 31, 2003, regarding the beneficial ownership of the Company's common stock (assuming the sale of the maximum number of Shares that are being offered hereby) by: (i) each person known by the Company to own beneficially more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) the Company's Chief Executive Officer and the other executive officers of the Company whose salary and bonus for the fiscal year ended December 31, 2002 exceeded $100,000, and (iv) all officers and directors of the Company as a group.


   NAME AND ADDRESS OF BENEFICIAL OWNER(1)       NUMBER OF SHARES (2)        PERCENTAGE OF CLASS
   --------------------------------------        --------------------        -------------------
Robert Ellin(3)                                       3,476,787                      31.39%
750 Lexington Avenue
New York, NY  10022

Elliot Goldman(4)                                     1,000,000                       9.03%
c/o ConnectivCorp.
750 Lexington Avenue
New York, NY  10022

David Goddard(5)                                         40,000                          *
c/o ConnectivCorp.
750 Lexington Avenue
New York, NY  10022

Ivan Berkowitz(6)                                       350,000                       3.16%
c/o ConnectivCorp.
750 Lexington Avenue
New York, NY  10022

Jeffrey Kuhr(7)                                         800,000                       7.22%
c/o ConnectivCorp.
750 Lexington Avenue
New York, NY  10022


All directors and executive officers as a
group (5 persons)(3)                                  5,666,787                      51.16%

*less than 2%

-----------------------

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

(3) Includes 2.5 million common shares issued in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations between Mr. Ellin and ConnectivCorp; and 500,000 common shares purchased in March 2002.

(4) Includes 500,000 common shares issued in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations between Mr. Goldman and ConnectivCorp; and 500,000 common shares purchased in March 2002.

(5) Includes 100,000 common shares issued in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations between Mr. Goddard and ConnectivCorp.

(6) Includes 40,000 common shares issued in cancellation of any and all existing unexercised options and cancellation of any and all indebtedness and/or obligations between Mr. Berkowitz and ConnectivCorp; and 250,000 common shares purchased in March 2002.

(7) Includes 760,000 common shares issued to West End Capital Partners, LLC of which Mr. Kuhr is the managing partner.

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

         On March 18, 2002, the Company executed a new Engagement letter with Atlantis for a term of one year from March 18, 2002 and ending on March 18, 2003. Consideration for the services to be provided by Atlantis, if the Aqua transactions had been consummated, would have been the issuance shares of its common stock so that Atlantis will own that number of shares which constitutes up to 4.0% of the common stock then outstanding. Additionally, Atlantis was to receive cash compensation of $250,000. Management is in the process of extending this agreement.

         In addition, Atlantis subscribed to purchase 500,000 shares of which a subscription receivable for 400,000 shares remains outstanding

         The Company is also a party to certain employment arrangements with its executive officers. See "Executive Compensation."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Unless otherwise indicated, the following is a list of Exhibits filed as a part of this Annual Report on Form 10-KSB:


      EXHIBIT
      NUMBER                          DESCRIPTION OF DOCUMENT
      ------                          -----------------------
         2.1      Contribution  Agreement,  dated as of October 29, 1999 between          (C)
                  CDbeat.com, Inc. and Cakewalk LLC

         2.2      Amendment  Agreement,  dated as of  November  16,  1999 by and          (C)
                  among Atlantis Equities,  Inc., Dylan LLC,  CDbeat.com,  Inc.,
                  Cakewalk LLC and 32 Records LLC


         3.1      Articles of Incorporation and By-laws                                   (A)

         10.1     Warrant  Agreement,  dated  September  23,  1999  between  the          (B)
                  Company and Atlantis Equities, Inc.

         10.2     Employment  Agreement,  dated as of November  16, 1999 between          (C)
                  CDBeat.com, Inc. and Robert Miller

         10.3     Stock Option Plan                                                       (A)

         10.4     Engagement  Letter,  dated  October 29, 1999 between  Atlantis          (F)
                  Equities, Inc. and the Company

         10.5     Warrant Amendment Agreement,  dated as of November 16, 1999 by          (F)
                  and among Atlantis Equities, Inc. Dylan LLC and the Company

         10.6     Employment  Agreement,  dated as of  April  11,  2000  between          (F)
                  CDbeat.com, Inc. and Elliot Goldman

         10.7     Stock  Option  Agreement,  dated as of April 11, 2000  between
                  CDbeat.com, Inc. and Elliot Goldman

         10.8     Indenture, dated as of June 29, 1999 by and among Cakewalk BRE          (F)
                  LLC,   Entertainment  Finance   International,   LLC  and  RZ0
                  Corporate Administration, Inc.

         10.9     Servicing  Agreement,  dated as of June 29,  1999 by and among          (F)
                  Cakewalk BRE, Entertainment Finance International, LLC and RZ0
                  Corporate Administration, Inc.

         10.1     Management  Agreement,  dated as of June 29, 1999 by and among          (F)
                  Cakewalk  LLC,  Cakewalk  BRE  LLC and  Entertainment  Finance
                  International, LLC

         10.11    Capital  Contribution  Agreement,  dated as of June  29,  1999          (F)
                  between Cakewalk LLC and Cakewalk BRE LLC

         10.12    Consulting  Agreement,  dated as of  October  18,  2000 by and          (G)
                  between  ConnectivCorp and Entertainment Finance International
                  LLC

         10.13    Asset Purchase Agreement, dated as of October 19, 2000, by and          (G)
                  among ConnectivCorp, Neil p. Phillips, Esq., as Conservator of
                  the Person and Estate of Michael  Reitano  re:  Herpes  Advice
                  Center

         10.14    Asset Purchase Agreement, dated as of October 19, 2000, by and          (G)
                  among ConnectivCorp, Neil p. Phillips, Esq., as Conservator of
                  the Person and Estate of Michael  Reitano  re:  Sexual  Health
                  Magazine, Inc.

         10.15    Consulting  Agreement,  dated as of October  1,  2000,  by and          (G)
                  between  ConnectivHealth  Corp.  and Sexual Health  Solutions,
                  Inc.

         10.16    Stock Option  Agreement,  dated as of October 1, 2000,  by and          (G)
                  between ConnectivCorp and Sexual Health Solutions, Inc.

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

        (D) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on January 31, 2000

        (E) Incorporated by reference to the Company's Report on Form 8-K/A filed with the Commission on January 31, 2000

        (F) Incorporated by reference to the Company's Annual Report on Form 10-K/SB filed with the Commission on April 14, 2000.

        (G) Incorporated by reference to the Company's Annual Report on Form 10-K/SB filed with the Commission on April 16, 2001.

(b)      Reports on Form 8-K

1. On March 18, 2002, the Company filed a report on Form 8-K regarding a shareholder-approved charter amendment which authorized a one-for-ten reverse stock split of the Company's common stock.

2. On April 15, 2002, the Company filed a report on Form 8-K regarding the appointment of Patrusky Mintz & Semel as its independent certified public accountants and the dismissal of Arthur Andersen LLP.

3. On October 16, 2002, the Company filed a report on Form 8-K regarding the announcement of the execution a contribution agreement with certain shareholders of Aqua.

4. On April 11, 2003, the Company filed a report on Form 8-K regarding the appointment of Israeloff, Trattner & Co. P.C. as its independent certified public accountants for the resignation of Patrusky, Mintz & Semel.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2003.


                                       CONNECTIVCORP.


                                       By: /s/ Elliot Goldman
                                           -------------------------------------
                                           Elliot Goldman
                                           President and Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


               SIGNATURE                                 TITLE                                  DATE
               ---------                                 -----                                  ----
          /s/ Elliot Goldman             President, Director and Chief                     April 15, 2003
          ------------------             Executive Officer
            Elliot Goldman               (Principal Executive Officer)


           /s/ Robert Ellin              Chairman                                          April 15, 2003
           ----------------
             Robert Ellin


I, Elliot Goldman, certify that:

     1. I have reviewed this annual report on Form 10-K of ConnectivCorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 15, 2003


/s/ Elliot Goldman
------------------
Elliot Goldman
President and Chief Operating Officer




I, Robert Ellin, certify that:

     1. I have reviewed this annual report on Form 10-K of ConnectivCorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 15, 2003


/s/ Robert Ellin
----------------
Robert Ellin
Chairman

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

21.1              Subsidiaries of the Company



Name                                 State of Organization

ConnectivHealth Corp.                Delaware
32 Records LLC                       Delaware

                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----

Report of Independent Certified Public Accountants/Successor            F-2
Report of Independent Certified Public Accountants/Predecessor          F-3
Consolidated Balance Sheet                                              F-4
Consolidated Statements of Operations                                   F-5
Consolidated Statements of Stockholders' Equity (Deficit)               F-6
Consolidated Statements of Cash Flows                                   F-7
Notes to Consolidated Financial Statements                              F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS AND STOCKHOLDERS

CONNECTIVCORP

         We have audited the accompanying consolidated balance sheet of ConnectivCorp and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors whose report dated May 17, 2002, on those consolidated financial statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

         In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConnectivCorp and subsidiaries as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

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



                                         /s/ Israeloff, Trattner & Co. P.C.

April 11, 2003
New York, New York

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS AND STOCKHOLDERS

CONNECTIVCORP

         We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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


                                         /s/ PATRUSKY, MINTZ & SEMEL

New York, New York
May 17, 2002

                                  CONNECTIVCORP
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $     18,243
                                                                        ------------

        Total Assets                                                    $     18,243
                                                                        ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                $    368,070
   Loan payable                                                               25,000
                                                                        ------------

     Total Current Liabilities                                               393,070
                                                                        ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Preferred Stock, $.001 par value
   10,000,000 shares authorized, Series D, none issued                            --
   Common Stock, $.001 per value
   40,000,000 shares authorized, 11,077,061 issued and outstanding            11,077
   Additional paid in capital                                             19,598,628
   Accumulated deficit                                                   (19,944,532)
                                                                        ------------

                                                                            (334,827)
   Less: stock subscription receivable                                       (40,000)
                                                                        ------------

        Total Stockholders' Deficit                                         (374,827)
                                                                        ------------

        Total Liabilities and Stockholders' Deficit                     $     18,243
                                                                        ============

The accompanying notes are an integral part of these consolidated statements.

All share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split in March 2002.

                                 CONNECTIVCORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,


                                                   2002           2001
                                                -----------    -----------
Revenues                                        $     3,500    $        --

General and administrative expenses                (882,490)    (5,797,920)
                                                -----------    -----------

Operating loss                                     (878,990)    (5,797,920)

Interest income                                       6,423         41,143
                                                -----------    -----------

Net loss                                        $  (872,567)   $(5,756,777)
                                                ===========    ===========

Net loss per common share- basic and diluted    $     (0.10)   $     (2.66)
                                                ===========    ===========

Weighted average shares outstanding:

Basic and diluted                                 9,117,802      2,163,537
                                                ===========    ===========


The accompanying  notes are an integral part of these  consolidated  statements.

All share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split in March 2002.

                                  CONNECTIVCORP
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                              Preferred      Common       Paid in       Deferred     Accumulated      Subscription        Equity
                                Stock        Stock        Capital     Compensation      Deficit         Receivable     (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2001            --     $  2,153   $ 19,615,105    $   (855,609)   $(13,315,188)             --       5,446,461

Issuance of stock for
legal services                      --           28         96,222              --              --              --          96,250

Issuance of options for
consulting services                 --           --         26,382         (26,382)             --              --              --

Revaluation of unvested
options                             --           --       (615,147)        268,743              --              --        (346,404)

Amortization of deferred
compensation                        --           --             --         548,744              --              --         548,744

Net loss                            --           --             --              --      (5,756,777)             --      (5,756,777)
                            -------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001          --        2,181     19,122,562         (64,504)    (19,071,965)             --         (11,726)

Common stock issued                 --        3,475        344,025              --              --         (40,000)        307,500

Issuance of common stock
in exchange for options
and warrants and amounts
payable                             --        1,196         53,669              --              --              --          54,865

Issuance of common stock
to officers and directors           --        1,265         22,410             --              --              --          23,675

Issuance of common stock
to consultants                      --        2,960         55,962              --              --              --          58,922

Amortization of deferred
compensation                        --           --             --          64,504              --              --          64,504

Net loss                            --           --             --              --        (872,567)             --        (872,567)
                            -------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002     $    --     $ 11,077     19,598,628              --    $(19,944,532)   $    (40,000)   $   (374,827)
                            =======================================================================================================


The accompanying notes are an integral part of these consolidated statements. All share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split in March 2002.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                2002            2001
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $  (872,567)   $(5,756,777)
    Adjustments to reconcile net loss
        to net cash used in operating activities:

          Depreciation and amortization                               --      1,002,700
          Stock-based compensation                               159,674        202,340

          Shares issued for legal services                            --         96,250

          Loss on writedown of impaired assets                        --      2,896,759
          Changes in assets and liabilities:

              Prepaid expenses                                        --         42,781
              Accounts payable and accrued expenses              308,775       (212,823)
                                                             -----------    -----------

                 Net cash used in operating activities          (404,118)    (1,728,770)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from note payable                                    25,000             --

    Proceeds from issuance of common stock                       307,500             --
                                                             -----------    -----------

                 Net cash provided by financing activities       332,500             --
                                                             -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (71,618)    (1,728,770)
CASH AND CASH EQUIVALENTS, beginning of period                    89,861      1,818,631
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                     $    18,243    $    89,861
                                                             ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in satisfaction of accounts payable             $    42,292    $    96,250
                                                             ===========    ===========

The accompanying  notes are an integral part of these  consolidated  statements.

All share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split in March 2002.

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

         ConnectivCorp, during late 2001 decided to restructure its operations and as a result exited the business that it was in. The Company's management has been pursuing appropriate merger and acquisition partners. Prior to its restructuring, the Company was a medical communications network with publishing, Internet and marketing services divisions that connect targeted consumers and professionals with pharmaceutical and consumer product companies.

         The Company has devoted its efforts in 2002 to seek merger partners. As of December 31, 2002, the Company is without an operating business and will continue to seek merger with other companies and raise capital through the issuance of stock and convertible debt.

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

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

UNCERTAINTY

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since its inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of December 31, 2002 is approximately $20 million. To date, the Company has not generated any revenue from previously proposed business model, which contemplated selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a net loss of approximately $873 thousand and $5.8 million for the years ended December 31, 2002 and 2001, respectively, while cash and cash equivalents at December 31, 2002 totaled approximately $18,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to raise additional equity or locate a merger or business partner.

         The Company made a decision to restructure its operations. Management issued restricted common stock to satisfy existing trade payables and the Company is seeking appropriate merger or acquisition partners in the medical information or other unrelated fields. Management has effected a one for ten reverse stock split of the Company's common stock as of March 12, 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as an extraordinary item as previously required. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback, and to modify the accounting for sub-leases when the original lessee remains a secondary obligor. The Company is required to adopt the provisions of SFAS No. 145 in the first quarter of 2003. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. Accordingly, the satisfaction of liabilities in 2002 of approximately $26,000 has been accounted for in accordance with SFAS No. 145.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002 and, as a result, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

       In November 2002, the FASB issued Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The Company is required to adopt the disclosure requirements of FIN No. 45 for financial statements ending December 31, 2002. The Company is required to adopt and accordingly has adopted prospectively the initial recognition and measurement provisions of FIN No.45 for guarantees issued or modified after December 31, 2002 and, as a result, the Company cannot reasonable estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial position or results of operations.

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN No. 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Company does not participate in VIEs, it does not anticipate that the provisions of FIN No. 46 will have a material impact on its financial position or results of operations.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         During 2002 and 2001, the Company recorded depreciation expense of $0 and $3,900 on equipment, respectively, amortization expense of $0 and $840,000 on software development costs, respectively, $0 and $19,000 on costs of publications acquired, respectively, and $0 and $139,800 on goodwill, respectively.

NOTE 3 - LOAN PAYABLE

         In December 2002 the Company entered into a loan agreement for $25,000. The loan bears interest at 6% and is convertible into common stock of the Company under certain conditions at $0.10 per share.

NOTE 4 - INCOME TAXES

         The significant components of the deferred tax asset as of December 31, 2002, assuming an effective income tax rate of 40%, are as follows:


              Net operating loss                         $   4,502,873
              Other                                             30,000
                                                         --------------
              Total deferred tax asset                       4,532,873
              Liabilities                                          --
                                                         --------------
              Net                                            4,532,873
              Less valuation allowance                      (4,532,873)
                                                         --------------
              Total deferred income tax asset - net      $         --
                                                         ==============

         The Company established a valuation allowance to fully offset the deferred income tax asset as of December 31, 2001 as the realization of the asset did not meet the required asset recognition standard of SFAS No. 109 "Accounting for Income Taxes." The decrease in the Company's deferred tax valuation allowance was approximately $1,145,000 during 2002.

         At December 31, 2002, the Company had net operating loss carryforwards of approximately $11.6million for federal income tax purposes. The carryforwards expire through the year 2020 and may be subject to limitations due to the ownership change, as further discussed in Note 10.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER COMMON SHARE

            Loss per common share was calculated as follows:

Net loss                                        $   (872,567)  $(5,756,777)
                                                ============   ===========

 Net loss per common share- basic and diluted   $      (0.10)  $     (2.66)
                                                ============   ===========

Weighted average shares outstanding:

Basic and diluted                                  9,117,802     2,163,537
                                                ============   ===========


            Stock options and warrants issuable representing equivalents of 6,999 shares of common stock during 2002 and 10,597,874 shares of common stock during 2001 had exercise prices greater than the average market price of ConnectivCorp common stock. These common stock equivalents were outstanding during 2002 and 2001, but were not included in the computation of diluted earnings per share for those years because their inclusion would have had an antidilutive effect.

NOTE 5 - COMMITMENTS

LEASE COMMITMENTS

            On January 1, 2002, the Company entered into a sublease for office space located at 750 Lexington Avenue, New York, New York. The lease term is for the period from January 1, 2002 through December 31, 2002, with a monthly rent of $2,500. The office space is being leased from an entity in which the father of Robert Ellin, Chairman of the Company, is a partner. The Company is in the process of negotiating an extension to the sublease. It is anticipated that there will be no changes in the lease agreement.

            Rent expense totaled $30,000 and $69,959 for the years ended December 31, 2002 and 2001, respectively.

EMPLOYMENT AGREEMENTS

            On March 18, 2002, the Company entered into employment contracts with Elliot Goldman and Robert Ellin for an initial term of one year. Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company and Mr. Ellin serves as Chairman of the Company. Mr. Goldman and Mr. Ellin each receive an annual salary of $150,000. However, the compensation shall accrue and no more than $200 per week shall be paid to each Mr. Goldman and Mr. Ellin until such time as the Company has received at least $1 million in proceeds from new debt and/or equity investment subsequent the date of the agreement. As of December 31, 2002, accrued salaries under these agreements amounted to $209,050. Management is in the progress of extending these agreements.

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS (CONTINUED)

CONSULTING AGREEMENT

            On March 18, 2002, the Company executed a new Engagement letter with Atlantis for a term of one year from March 18, 2002 and ending on March 18, 2003. Consideration for the services to be provided by Atlantis, if the Aqua transactions had been consummated, would have been the issuance shares of its common stock so that Atlantis will own that number of shares which constitutes up to 4.0% of the common stock then outstanding. Additionally, Atlantis was to receive cash compensation of $250,000. During the year ended December 31, 2002, Atlantis received 2,000,000 shares of common stock valued at $40,000. Management is in the process of extending this agreement.

NOTE 6 - STOCK OPTIONS

         During 2002 and 2001 the Company granted options and warrants to purchase 0 and 65,000 shares of common stock, respectively, which were outstanding as of December 31, 2002 and 2001, respectively. These options and warrants were granted to employees, consultants and others at exercise prices ranging from $0.10 to $31.25, per share; and are exercisable through 2010. As of December 31, 2002 and 2001 155,606 and 979,787 options and warrants were exercisable at a weighted average exercise price of $1.07 and $25.50 per share, respectively.

         In 2002 and 2001, the Company recorded compensation expense in the amount of $64,504 and $258,559 under the requirement of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" the Company would have reported additional losses as follows:

                                                                            2002         2001
                                                                      ---------------------------
         Net loss                                       As reported       (872,567)  (5,756,777)
                                                        Proforma          (877,666)  (6,721,681)

         Basic and diluted loss per common share:

         Net loss per common share                      As reported          (0.10)       (2.66)
                                                        Proforma             (0.10)       (3.11)

         Weighted Average Outstanding Shares                              9,117,802    2,163,537


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

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS (CONTINUED)

         The following summarizes stock option activity:


                                                YEAR ENDED DECEMBER 31, 2002         YEAR ENDED DECEMBER 31, 2001
                                             ----------------------------------    ----------------------------------
                                                                    WEIGHTED                              WEIGHTED
                                                                    AVERAGE                               AVERAGE
                                                SHARES           EXERCISE PRICE        SHARES         EXERCISE PRICE
                                             -------------       --------------    --------------     ---------------
Outstanding - beginning of year                   449,062        $      16.60            417,729      $        26.00
Granted                                                --                  --             65,000               15.60
Exercised                                              --                  --                 --                  --
Forfeited                                        (447,063)             (12.92)           (33,667)             (19.00)
                                                                 ------------      -------------      --------------

Outstanding - end of year                           1,999        $      18.44            449,062      $        16.60
                                                                 ============      =============      ==============

Number of shares exercisable at
December 31,                                        1,999               18.44            394,062               15.10
                                                                 ============      =============      ==============
Weighted average fair value of
options granted during period                                                      $          --      $        15.60
                                                                                   =============      ==============

================

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2002:


                                               Options Outstanding                           Options Exercisable
                                ---------------------------------------------------    --------------------------------
                                                      Weighted-       Weighted-                           Weighted-
                                                       Average         Average                             Average
               Range of                               Remaining        Exercise                            Exercise
           Exercise Prices         Outstanding     Contractual Life     Price            Exercisable        Price
        ----------------------- ------------------ ---------------- ---------------    ---------------- ---------------
           $16.875 - $17.50                   999         8               $  17.13                 999        $  17.13
           $18.75 - $21.25                  1,000         8               $  20.00               1,000        $  20.00

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS (CONTINUED)

As discussed in Note 1, in December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is adopting the provisions of SFAS No. 148 prospectively from January 1, 2003.

NOTE 7 - STOCKHOLDERS' DEFICIT

         On March 12, 2002, the Company effected a one-for -ten reverse split of its common stock.

         The Company issued approximately 889,095 shares of common stock to creditors, 307,250 to employees and consultants and 1,265,000 shares of common stock to officers and directors in settlement of unpaid liabilities and in exchange for options issued or authorized.

         In March 2002, Atlantis Equities and Messers. Ellin and Goldman received respectively 2 million and 500,000 and 500,000 shares of the Company's common stock in exchange for cancellation of unexercised options and obligations and to retain their services.

         In March 2002, 40,000 common shares were issued to Jeffrey Kuhr upon his joining the Board of Directors. Additionally, 760,000 common shares were issued to West End Capital Partners, LLC in settlement of investment banking services of approximately $16,000. Mr. Kuhr is the managing partner of West End Capital Partners, LLC.

         Further, the Company raised approximately $307,500 through the sale of 3,075,000 shares of common stock at $0.10 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS

     During 1999, the Company retained Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor. Robert Ellin, the Chairman of the Company, is a principal of Atlantis. In consideration for services rendered during 2002 and 2001, Atlantis was paid $0 and $52,566, respectively. The Company also granted Atlantis options to acquire up to 76,206 shares of the Company's common stock at an exercise price of $25.00 per share which were cancelled in March 2002 in return for the issuance of 2,000,000 share of common stock valued at $40,000 of which $39,722 were charged to expense for consulting work.

     In addition, Atlantis subscribed to purchase 500,000 shares of which a subscription receivable for 400,000 shares remains outstanding.

     The Company has retained an accounting firm in which the father of Robert Ellin, the Chairman of the Company, is a partner to perform internal accounting work. For the years ended December 31, 2002 and 2001 accounting fees of $22,728 and $21,430 were charged. The fees for

                      CONNECTIVCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

2001 were paid in 2002 in cash of $12,500 and through the issuance of 200,000 shares of common stock. The fees for 2002 of $22,728 remain outstanding at December 31, 2002.

NOTE 9 - AQUA AGREEMENTS

            During 2002, the Company executed two agreements for the purpose of acquiring Aqua Development Corp., a California corporation ("Aqua"). Management expended the majority of its resources and efforts to attempt to consummate the acquisition. Despite management's best efforts, they will not be able to consummate the agreement with Aqua and have terminated its efforts to complete the acquisition.

NOTE 9 - SUBSEQUENT EVENT

During March 2003, the Company entered into a loan agreement of $150,000. The loan is convertible under certain conditions into common stock of the Company at $0.10 per share. The Company is in the process of continuing to raise capital either through the private placement of equity or debt.