Form 10QSB
period 2003-03-31
CONNECTIV CORP
filed 2003-05-15
CIK 1076682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended March 31, 2003

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
            for the transaction period from ___________ to _________

                        Commission File Number 333-70663

                                  CONNECTIVCORP
                    (formerly known as Spinrocket.com, Inc.)

             (Exact name of registrant as specified in its charter)


                   Delaware                   06-1529524
        ----------------------------------------------------------------
      (State or other jurisdiction of (I.R.S. Employer Identification Number)
                                         incorporation or organization)


           750 Lexington Avenue, 24th Floor, New York, New York 10022
     -----------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (212) 750-5858
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock, par value $.001 as of May 15, 2003 is 11,077,061.



                         CONNECTIVCORP AND SUBSIDIARIES
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2003
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                               ----

Item 1.  Financial Statements (unaudited)
                   Consolidated Balance Sheet ...................................................................3
                   Consolidated Statements of Operations.........................................................4
                   Consolidated Statements of Cash Flows.........................................................5
                   Notes To Consolidated Financial Statements ...................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................9

Item 3.  Controls and Procedures................................................................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings          ............................................................................11
Item 2.  Changes in Securities and Use of Proceeds..............................................................11
Item 3.  Defaults Upon Senior Securities........................................................................11
Item 4.  Submission of Matters to a Vote of Security Holders....................................................11
Item 5.  Other Information          ............................................................................11
Item 6.  Exhibits and Reports on Form 8-K.......................................................................12
         Signatures.............................................................................................12
         Certifications.........................................................................................13



PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                                        CONNECTIVCORP
                                                 CONSOLIDATED BALANCE SHEET
                                                         (UNAUDITED)


                                                                                 March 31,
                                                                                   2003
                                                                        ----------------------------

                                             ASSETS
                                            --------

CURRENT ASSETS:

   Cash and cash equivalents                                             $                  131,443

   Prepaid expenses                                                                           4,954
                                                                        ----------------------------


        Total Assets                                                     $                  136,397
                                                                        ============================

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
                              -------------------------------------
CURRENT LIABILITIES:

   Accounts payable and accrued expenses                                 $                  460,245

   Loans payable                                                                            175,000
   Loans payable - officers                                                                  20,134
                                                                        ----------------------------


     Total Current Liabilities                                                              655,379
                                                                        ----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred Stock, $.001 par value

   10,000,000 shares authorized,  Series D , none issued                                          -
   Common Stock, $.001 per value

   40,000,000 shares authorized, 11,077,061 issued and outstanding                           11,077
   Additional paid in capital                                                            19,598,628
   Accumulated deficit                                                                 (20,088,687)
                                                                        ----------------------------

                                                                                          (478,982)

   Less: stock subscription receivable                                                     (40,000)
                                                                        ----------------------------

        Total Stockholders' Deficit                                                        518,982
                                                                        ----------------------------


        Total Liabilities and Stockholders' Deficit                      $                 136,397
                                                                        ============================


 The accompanying notes are an integral part of these consolidated statements.
                                       3


                                                     CONNECTIVCORP
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                      (UNAUDITED)

                                                                       2003                           2002
                                                          ------------------------------- -------------------------------


Revenues                                                  $                            -   $                       3,500


General and administrative expenses                                            (144,155)                       (290,658)
                                                          ------------------------------- -------------------------------


Operating loss                                                                 (144,155)                       (287,158)


Interest income                                                                        -                             153
                                                          ------------------------------- -------------------------------


Net loss                                                  $                    (144,155)  $                    (287,005)
                                                          =============================== ===============================


 Net loss per common share- basic and diluted             $                       (0.01)   $                      (0.07)
                                                          =============================== ===============================

Weighted average shares outstanding:

basic and diluted                                                             11,077,061                       4,252,350
                                                          =============================== ===============================

The accompanying notes are an integral part of these consolidated statements. All share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split in March 2002.


                                                   CONNECTIVCORP
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                    (UNAUDITED)

                                                                           2003               2002
                                                                     ----------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                             $(144,155)         $(287,005)
   Adjustments to reconcile net loss
      to net cash used in operating activities:

        Stock-based compensation                                                -            153,872
        Changes in assets and liabilities:

          Prepaid expenses                                                 (4,954)            (3,067)

          Accounts payable and accrued expenses                            92,175             (6,557)
                                                                     ----------------- ------------------


             Net cash used in operating activities                        (56,934)          (142,757)
                                                                     ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:


   Proceeds from issuance of common stock                                                    95,000

   Proceeds from loans payable                                            150,000                 -

   Proceeds from loans payable - officers                                  20,134                 -
                                                                     ----------------- -------------------


             Net cash provided by financing activities                    170,134            95,000
                                                                     ----------------- -------------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                   113,200           (47,757)

CASH AND CASH EQUIVALENTS, beginning of period                             18,243            89,861
                                                                     ----------------- -------------------


CASH AND CASH EQUIVALENTS, end of period                             $    131,443          $ 42,104
                                                                     ================= ===================

NON-CASH INVESTING AND FINANCING ACTIVITIES


Stock issued in satisfaction of accounts payable                     $          -          $42,292
                                                                     ================= ===================

The accompanying  notes are an integral part of these  consolidated  statements.
All share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split in March 2002.


                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

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

     The results of operations presented for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Note 2 - Net Loss Per Common Share

     Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

     Basic and Diluted EPS are the same for the three months ended March 31, 2003 and 2002, as Diluted EPS does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

     The following table summarizes the equivalent number of common shares assuming the related options and warrants that were outstanding as of March 31, 2003 and 2002 had been converted. These were not included in the calculation of diluted loss per share, as such shares are antidilutive:

                                           2003                     2002
                                     ------------------      -------------------

          Stock options                              -                        -
          Warrants                             146,608                  146,608
                                     ------------------      -------------------

          Common Stock Equivalents             146,608                  146,608
                                     ==================      ===================

     Options to purchase 10,333 and 479,613 shares of common stock, and warrants to purchase 26,863 and 387,911 shares of common stock for the three months ended March 31, 2003 and 2002, respectively, were not included in the above table because the exercise price of those options and warrants were greater than the average market price of the common shares. The options and warrants were still outstanding at the end of the period.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

     Note 3 - Loans payable - shareholders

     During the three months ended March 31, 2003, officers of the Company have advanced $20,134. The loans bear interest at 6%.

     Note 4 - Loans payable

     During March 2003, the Company entered into a loan agreement of $150,000. The loan is convertible under certain conditions into common stock of the Company at $0.10 per share. The Company is in the process of continuing to raise capital either through the private placement of equity or debt.

     Note 5 - Accounting for Stock Based Compensation

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation" prospectively to all employee awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in 2003 and 2002 net income, as no awards were granted during the three month periods ended March 31, 2003 and 2002. The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.



                                            2003               2002
                                         -------------   ----------------
        Net loss - as reported           ($144,155)           (287,005)
        Net loss - Pro-forma             ($144,155)           (222,501)

        Basic and diluted loss
          Per common share
            As reported                    $(0.01)             $(0.07)
            Pro-forma                      $(0.01)             $(0.07)

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

     UNCERTAINTY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since its inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of March 31, 2003 is approximately $20 million. To date, the Company has not generated any revenue from its previously proposed business model, which contemplated selling pharmaceutical and other healthcare companies access to the
     Company's aggregated users. The Company incurred a net loss of approximately $144 thousand and $287 thousand for the three months ended March 31, 2003 and 2002, respectively, while cash and cash equivalents at March 31, 2003 totaled approximately $131,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to raise additional equity or locate a merger or business partner.

     The following discussion and analysis compares the results of the Company's continuing operations for the Three Months ended March 31, 2003 and March 31, 2002.

     ACCOUNTING POLICIES

     The following accounting policies are important to an understanding of the operating results and financial condition of the Company and should be considered as an integral part of the financial review. For additional accounting policies, see Note 1 to the consolidated financial statements, "Significant Accounting Policies."

     ESTIMATES AND ASSUMPTIONS
     -------------------------

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


     THREE MONTHS ENDED MARCH 31, 2003
     ---------------------------------

     The Company generated no revenues from operation during the three months ended March 31, 2003.

     For the three months ended March 31, 2003 and 2002, the Company reported the following:


               Net loss                                                $              (144,155)   $              (287,005)
                                                                       =========================  =========================


                Net loss per common share- basic and diluted           $                 (0.01)    $                (0.07)
                                                                       =========================  =========================


     For the three months ended March 31,2003, the Company reported a net loss of $144,155. General and administrative expenses include expenses of approximately $26,400 for professional fees; $80,600 for salary and related expenses, $1,000 for insurance, $7,500 for rent, $800 for interest and $27,900 of office expenses.

     For the three months ended March 31,2002, the Company reported a net loss of $287,005. General and administrative expenses include expenses of approximately $8,300 for professional fees; $60,500 for salary and related expenses, $94,000 for consultants, $26,000 for insurance, $7,500 for rent and $64,000 for compensation costs recognized in connection with stock options.


     THREE MONTHS ENDED MARCH 31, 2002
     --------------------------------

     The Company generated $3,500 in revenues from operations during the three months ended March 31, 2002.

     For the three months ended March 31, 2002 and 2001, the Company reported the following:

               Net loss                                                $                          $
                                                                         (287,005)                  (1,074,340)
                                                                       =========================  =========================


                Net loss per common share- basic and diluted           $ (0.07)                   $ (0.50)
                                                                       =========================  =========================

     For the three months ended March 31,2002, the Company reported a net loss of $287,005. General and administrative expenses include expenses of approximately $8,300 for professional fees; $60,500 for salary and related expenses, $94,000 for consultants, $26,000 for insurance, $7,500 for rent and $64,000 for compensation costs recognized in connection with stock options.

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

     LIQUIDITY AND CAPITAL RESOURCES

     In the three months ended March 31, 2003, $56,934 of cash was used in operating activities. Funds were used to pay the Company's operating expenses. $170,134 of cash was generated from the proceeds loans from an outside third party and officers of the Company.

     ITEM 3  - CONTROLS AND PROCEDURES

             EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
             ------------------------------------------------

             Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

             CHANGES IN INTERNAL CONTROLS.
             ----------------------------

             There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II -- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5 - OTHER INFORMATION

         None

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


                                    CONNECTIVCORP

Dated:  May 15, 2003          by: /S/ ELLIOT GOLDMAN
                                  ------------------
                                 Elliot Goldman
                                 President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Elliot Goldman, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of ConnectivCorp;

     2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented  in  this  quarterly   report  our  conclusion   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003


/S/ ELLIOT GOLDMAN
--------------------
Elliot Goldman
President and Chief Operating Officer

                                  CERTIFICATION

I, Robert Ellin, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of ConnectivCorp;

     2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented  in  this  quarterly   report  our  conclusion   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

  /S/ ROBERT ELLIN
------------------
Robert Ellin
Chairman