Form 10QSB/A
period 2003-03-31
CONNECTIV CORP
filed 2003-07-23
CIK 1076682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1

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

EXPLANATORY NOTE
-----------------

This Amendment No.1 to ConnectivCorp's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 is being filed in order to amend the second paragraph in Note 1 to omit the erroneous disclosure that the financial statements were unreviewed.

Any items included in the original report on Form 10-QSB for the period ending March 31, 2003, that are not included herein are not amended and remain in effect as of the date of the original filing thereof. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.



                         CONNECTIVCORP AND SUBSIDIARIES
                                  FORM 10-QSB/A
                                 Amendment No.1
                        THREE MONTHS ENDED MARCH 31, 2003
                                TABLE OF CONTENTS

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


                                                   CONNECTIVCORP
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                    (UNAUDITED)

                                                                           2003               2002
                                                                     ----------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                          $   (144,155)         $(287,005)
   Adjustments to reconcile net loss
      to net cash used in operating activities:

        Stock-based compensation                                                -            153,872
        Changes in assets and liabilities:

          Prepaid expenses                                                 (4,954)            (3,067)

          Accounts payable and accrued expenses                            92,175             (6,557)
                                                                     ----------------- ------------------


             Net cash used in operating activities                        (56,934)          (142,757)
                                                                     ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:


   Proceeds from issuance of common stock                                                    95,000

   Proceeds from loans payable                                            150,000                 -

   Proceeds from loans payable - officers                                  20,134                 -
                                                                     ----------------- -------------------


             Net cash provided by financing activities                    170,134            95,000
                                                                     ----------------- -------------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                   113,200           (47,757)

CASH AND CASH EQUIVALENTS, beginning of period                             18,243            89,861
                                                                     ----------------- -------------------


CASH AND CASH EQUIVALENTS, end of period                             $    131,443          $ 42,104
                                                                     ================= ===================

NON-CASH INVESTING AND FINANCING ACTIVITIES


Stock issued in satisfaction of accounts payable                     $          -          $42,292
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


                                    CONNECTIVCORP

Dated:  July 23, 2003          By: /S/ Robert Ellin
                                  ------------------
                                 Robert Ellin
                                 Chairman