Form 10QSB
period 2003-06-30
CONNECTIV CORP
filed 2003-08-19
CIK 1076682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2003

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
            for the transaction period from ___________ to __________

                        Commission File Number 333-70663

                                  CONNECTIVCORP
                    (formerly known as Spinrocket.com, Inc.)

             (Exact name of registrant as specified in its charter)


               Delaware                              06-1529524
     -------------------------------           ----------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)           Identification Number)


           750 Lexington Avenue, 24th Floor, New York, New York 10022
           ----------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (212) 750-5858
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock, par value $.001 as of August 19, 2003 is 12,327,061.

                         CONNECTIVCORP AND SUBSIDIARIES
                                   FORM 10-QSB
                    THREE AND SIX MONTHS ENDED JUNE 30, 2003


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements (unaudited)
              Consolidated Balance Sheet as of June 30, 2003..................3
              Consolidated Statements of Operations for the six months
                ended June 30, 2003 and 2002..................................4
              Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002..................................5
              Consolidated Statements of Cash Flows for the six months
                ended June 30, 2003 and 2002..................................6
              Notes To Consolidated Financial Statements .....................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................11

Item 3.  Controls and Procedures.............................................13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................13
Item 2.  Changes in Securities and Use of Proceeds...........................13
Item 3.  Defaults Upon Senior Securities.....................................13
Item 4.  Submission of Matters to a Vote of Security Holders.................13
Item 5.  Other Information...................................................13
Item 6.  Exhibits and Reports on Form 8-K....................................14
         Signatures..........................................................14
         Certifications......................................................15

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                                  CONNECTIVCORP
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                     June 30,
                                                                       2003
                                                                   ------------

                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                        $     50,599
                                                                   ------------

      Total Assets                                                 $     50,599
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                            $    521,451
  Deposits                                                              100,000
  Loans payable                                                         175,000
  Loans payable - officers                                               10,934
                                                                   ------------

    Total Current Liabilities                                           807,385
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred Stock, $.001 par value
  10,000,000 shares authorized, Series D, none issued                        --
  Common Stock, $.001 per value
  40,000,000 shares authorized, 11,077,061 issued and outstanding        11,077
  Additional paid in capital                                         19,598,628
  Accumulated deficit                                               (20,341,491)
                                                                   ------------

                                                                       (731,786)

  Less: stock subscription receivable                                   (25,000)
                                                                   ------------

      Total Stockholders' Deficit                                      (756,786)
                                                                   ------------

      Total Liabilities and Stockholders' Deficit                  $     50,599
                                                                   ============



The accompanying notes are an integral part of these consolidated statements.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                        2003            2002
                                                   ------------    ------------

Revenues                                           $         --    $      3,500

General and administrative expenses                    (396,959)       (574,079)
                                                   ------------    ------------

Operating loss                                         (396,959)       (570,579)

Interest income                                              --             532
                                                   ------------    ------------

Net loss                                               (396,959)   $   (570,047)
                                                   ============    ============

 Net loss per common share- basic and diluted             (0.04)   $      (0.08)
                                                   ============    ============

Weighted average shares outstanding:

basic and diluted                                    11,077,061       7,228,449
                                                   ============    ============


The accompanying notes are an integral part of these consolidated statements. All share and per share amounts have been Adjusted to reflect the 1 for 10 reverse stock split in March 2002.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                        2003            2002
                                                   ------------    ------------

Revenues                                           $         --    $         --

General and administrative expenses                    (252,804)       (283,421)
                                                   ------------    ------------

Operating loss                                         (252,804)       (283,421)

Interest income                                              --             379
                                                   ------------    ------------

Net loss                                           $   (252,804)   $   (283,042)
                                                   ============    ============

 Net loss per common share--basic and diluted      $      (0.02)   $      (0.03)
                                                   ============    ============

Weighted average shares outstanding:
basic and diluted                                    11,077,061      10,204,548
                                                   ============    ============


The accompanying notes are an integral part of these consolidated statements. All share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split in March 2002.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                            2003         2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                         $(396,959)   $(570,047)
  Net loss
  Adjustments to reconcile net loss
     to net cash used in operating activities:

      Stock-based compensation                                  --      153,872
      Changes in assets and liabilities:

        Prepaid expenses                                        --       (3,067)

        Accounts payable and accrued expenses              153,381      121,485
                                                         ---------    ---------

          Net cash used in operating activities           (243,578)    (297,757)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:


  Proceeds from issuance of common stock                        --      297,500

  Proceeds from stock subscriptions receivable              15,000           --

  Proceeds from deposits                                   100,000           --

  Proceeds from loans payable                              150,000           --

  Proceeds from loans payable - officers                    10,934           --
                                                         ---------    ---------

          Net cash provided by financing activities        275,934      297,500
                                                         ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     32,356         (257)

CASH AND CASH EQUIVALENTS, beginning of period              18,243       89,861
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                 $  50,599    $  89,604
                                                         =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued in satisfaction of accounts payable         $      --    $  42,292
                                                         =========    =========


The accompanying notes are an integral part of these consolidated statements. All share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split in March 2002.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003


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

The results of operations presented for the six months and three months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operations or financial position of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standard "(SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004; the Company does not believe the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003


Note 2 - Net Loss Per Common Share

Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

Basic and Diluted EPS are the same for the three month and six month periods ended June 30, 2003 and 2002, as Diluted EPS does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related options and warrants that were outstanding as of June 30, 2003 and 2002 had been converted. These were not included in the calculation of diluted loss per share, as such shares are antidilutive:

                                                   2003            2002
                                                 -------         -------
                Stock options                         --              --
                Warrants                         146,608         146,608
                                                 -------         -------
                Common Stock Equivalents         146,608         146,608
                                                 =======         =======

Options to purchase 1,999 and 10,333 shares of common stock, and warrants to purchase 5,000 and 14,910 shares of common stock for the six months ended June 30, 2003 and 2002, respectively, were not included in the above table because the exercise price of those options and warrants were greater than the average market price of the common shares. The options and warrants were still outstanding at the end of the period.

Note 3 - Deposits

During June 2003, the Company received deposits totaling $100,000 in connection with subscriptions to purchase common stock of the Company at $0.10 per share. On July 21, 2003, the subscriptions closed and the 1,000,000 shares of common stock were issued.

Note 4 - Loans Payable - Officers

During the six months ended June 30, 2003, officers of the Company advanced $34,434. The loans bear interest at 6%. Of the advances, $8,500 was repaid and $15,000 was offset against subscriptions receivable.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003


Note 5 - Accounting for Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" prospectively to all employee awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in 2003 and 2002 net loss, as no awards were granted during the three and six month periods ended June 30, 2003 and 2002. The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                               SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                               -------------------------     --------------------------
                                                   2003         2002             2003         2002
                                               -------------------------     --------------------------
Net loss                       As reported      (396,959)    (570,047)        (252,804)     (283,042)
                               Proforma         (396,959)    (564,948)        (252,804)     (283,042)

Basic and diluted loss per
common share:
Net loss per common share      As reported         (0.04)       (0.08)           (0.02)        (0.03)
                               Proforma            (0.04)       (0.08)           (0.02)        (0.03)

Note 6 - Related Party Transactions

The Company has engaged a shareholder to provide investor relation services. The engagement provides for a monthly retainer of $5,000. As of June 30, 2003, investor relations expense totaled approximately $52,000, which is included in accrued expenses.

Note 7 - Commitments

SUBLEASE

Effective January 1, 2003, the Company renewed its sublease for office space located at 750 Lexington Avenue, New York, New York. The lease term is for the period from January 1, 2003 through December 31, 2003, with a monthly rent of $2,500. The office space is being leased from an entity in which the father of Robert Ellin, Chairman of the Company, is a partner.

EMPLOYMENT AGREEMENTS

Effective March 18, 2003, the Company has agreed in principle to extend its employment contract with Elliot Goldman for a term of one year, expiring on March 19, 2004 at an annual salary of $10,800. Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company.

Effective March 18, 2003, the Company has agreed in principle to extend its employment contract with Robert Ellin for a term of one year, expiring on March 19, 2004, at an annual salary of $10,800. Mr. Ellin serves as Chairman of the Company.

CONSULTING AGREEMENT

The Company retained the services of Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement letter dated March 21, 2002 for a term of one year from March 18, 2002 to March

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2003


Note 7 - Commitments (Continued)

18, 2003. Robert Ellin, the current Chairman of the Company, is a principal in Atlantis. The Company has agreed in principle to continue to use the services provided by Atlantis. The Company has compensated Atlantis $125,000 through August 2003, and will continue at the rate of $12,500 per month thereafter.

Note 8 - Subsequent Event

On July 21, 2003, loans payable totaling $25,000 were converted into 250,000 shares of common stock at $0.10 per share.

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

     The Company was incorporated in Delaware on May 8, 1998 under the name "SMD Group, Inc." In January 1999, the Company changed its name to "CDbeat.com, Inc." On April 19, 2000, the Company's name was changed to "Spinrocket.com, Inc." On September 11, 2000, the Company changed its name from Spinrocket.com, Inc. to "ConnectivCorp" because this new name better described the Company's then strategic direction. The Company's business model was to facilitate the online connection between targeted, profiled consumers and marketers desiring to reach those consumers. As its initial focus, the Company formed a new wholly-owned subsidiary, ConnectivHealth, in order to facilitate its connectivity model in the healthcare field. Currently, the Company is exploring various business opportunities that may be available to it.

     UNCERTAINTY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since its inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of June 30, 2003 is approximately $20.3 million. To date, the Company has not generated any revenue from its previously proposed business model, which contemplated selling pharmaceutical and other healthcare companies access to the
     Company's aggregated users. The Company incurred a net loss of approximately $397,000 and $570,000 for the six months ended June 30, 2003 and 2002, respectively, while cash and cash equivalents at June 30, 2003 totaled approximately $51,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to raise additional equity or locate a merger or business partner.

     The following discussion and analysis compares the results of the Company's operations for the three and six months ended June 30, 2003 and June 30, 2002.

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

SIX MONTHS ENDED JUNE 30, 2003

The Company generated no revenues from operation during the six months ended June 30, 2003.

For the six months ended June 30, 2003 and 2002, the Company reported the following:

     Net loss                                        $ (396,959)   $ (570,047)
                                                     ==========    ==========

     Net loss per common share- basic and diluted    $    (0.04)   $    (0.08)
                                                     ==========    ==========

For the six months ended June 30, 2003, the Company reported a net loss of $396,959. General and administrative expenses include expenses of approximately $40,500 for professional fees, $90,800 for salary and related expenses, $52,300 for investor relations, $101,500 for consulting, $15,000 for rent, $4,100 for interest, $48,000 for travel and $41,300 for office expenses.

For the six months ended June 30, 2002, the Company reported a net loss of $570,047. General and administrative expenses include expenses of approximately $81,500 for professional fees; $150,000 for salary and related expenses, $109,000 for consultants, $41,000 of insurance, $15,000 for rent and $64,000 for compensation costs recognized in connection with stock options.

THREE MONTHS ENDED JUNE 30, 20023

The Company did not generate revenues from operations during the three months ended June 30, 2003 and 2002.

For the three months ended June 30, 2003 and 2002, the Company reported the following:

      Net loss                                        $ (252,804)   $ (283,042)
                                                      ==========    ==========

      Net loss per common share- basic and diluted    $    (0.02)   $    (0.03)
                                                      ==========    ==========

For the three months ended June 30, 2003, the Company reported a net loss of $252,804. General and administrative expenses include expenses of approximately $14,100 for professional fees, $10,200 for salary and related expenses, $52,300 for investor relations, $101,500 for consulting, $7,500 for rent, $3,300 for interest, $44,500 for travel and $16,900 for office expenses.

For the three months ended June 30, 2002, the Company reported a net loss of $283,042. General and administrative expenses include expenses of which approximately $73,000 for professional fees, $89,500 for salary-related expenses and $15,000 for consultants.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2003, $243,578 of cash was used in operating activities. Funds were used to pay the Company's operating expenses. $275,934 of cash was generated from financing activities. These included loan proceeds of $161,000 from an outside third party and officers of the Company, $100,000 of advances received from the subscription of common stock and $15,000 was received on the subscription receivable.

ITEM 3 - CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

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

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5 - OTHER INFORMATION

     SUBLEASE

     Effective January 1, 2003, the Company renewed its sublease for office space located at 750 Lexington Avenue, New York, New York. The lease term is for the period from January 1, 2003 through December 31, 2003, with a monthly rent of $2,500. The office space is being leased from an entity in which the father of Robert Ellin, Chairman of the Company, is a partner.

     EMPLOYMENT AGREEMENTS

     Effective March 18, 2003, the Company has agreed in principle to extend its employment contract with Elliot Goldman for a term of one year, expiring on March 19, 2004 at an annual salary of $10,800. Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company.

     Effective March 18, 2003, the Company has agreed in principle to extend its employment contract with Robert Ellin for a term of one year, expiring on March 19, 2004, at an annual salary of $10,800. Mr. Ellin serves as Chairman of the Company.

     CONSULTING AGREEMENT

     The Company retained the services of Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement letter dated March 21, 2002 for a term of one year from March 18, 2002 to March 18, 2003. Robert Ellin, the current Chairman of the Company, is a principal in Atlantis. The Company has agreed in principle to continue to use the services provided by Atlantis. The Company has compensated Atlantis $125,000 through August 2003, and will continue at the rate of $12,500 per month thereafter.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Not applicable

          (b) Reports on Form 8-K

               On May 16, 2003, the Company filed a report on Form 8-K announced
               the   termination  of  the  previously   announced   contribution
               agreement with certain shareholders of Aqua Development Corp.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONNECTIVCORP

Dated:  August 19, 2003             by: /s/ ELLIOT GOLDMAN
                                        -------------------------------------
                                        Elliot Goldman
                                        President and Chief Executive Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 19, 2003


/s/ ELLIOT GOLDMAN
-------------------------
Elliot Goldman
President and Chief Operating Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 19, 2003

/s/ ROBERT ELLIN
----------------------
Robert Ellin
Chairman

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Elliot Goldman, President and Chief Executive Officer of ConnectivCorp certify that:

1.        I have reviewed the quarterly report on Form 10-QSB of ConnectivCorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Dated: August 19, 2003


/s/ ELLIOT GOLDMAN
-------------------------------------
Elliot Goldman
President and Chief Operating Officer

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Ellin, Chairman of ConnectivCorp certify that:

4.        I have reviewed the quarterly report on Form 10-QSB of ConnectivCorp;

5. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

6. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Dated: August 19, 2003


/s/ ROBERT ELLIN
----------------------
Robert Ellin
Chairman