Form 10QSB
period 2003-09-30
CONNECTIV CORP
filed 2003-11-14
CIK 1076682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2003

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
            for the transaction period from ___________ to _________

                        Commission File Number 333-70663

                                  CONNECTIVCORP
                    (formerly known as Spinrocket.com, Inc.)

             (Exact name of registrant as specified in its charter)


                 Delaware                        06-1529524
  ----------------------------------------------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)


           750 Lexington Avenue, 24th Floor, New York, New York 10022
  -----------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (212) 750-5858
  -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock, par value $.001 as of October 31 2003 is 16,281,902.

                         CONNECTIVCORP AND SUBSIDIARIES
                                   FORM 10-QSB
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                      Page
                                                                                                                    ----
Item 1.  Financial Statements (unaudited)
                   Consolidated Balance Sheet as of September 30, 2003...............................................3
                   Consolidated Statements of Operations for the nine months
                         ended September 30, 2003 and 2002...........................................................4
                   Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002..........................................................5
                   Consolidated Statements of Cash Flows for the nine months
                          ended September 30, 2003 and 2002..........................................................6
                     Notes To Consolidated Financial Statements .....................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................11

Item 3.  Controls and Procedures.....................................................................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................................14
Item 2.  Changes in Securities and Use of Proceeds...................................................................14
Item 3.  Defaults Upon Senior Securities.............................................................................14
Item 4.  Submission of Matters to a Vote of Security Holders.........................................................14
Item 5.  Other Information...........................................................................................15
Item 6.  Exhibits and Reports on Form 8-K............................................................................15
               Signatures............................................................................................15
               Certifications........................................................................................16


 PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                  ConnectivCorp
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                                September 30,
                                                                                    2003
                                                                                 -----------

                                           ASSETS
                                           ------

CURRENT ASSETS:
 Cash and cash equivalents .................................................     $    48,586
 Prepaid expenses ..........................................................           2,199
                                                                                 -----------

   Total Assets ............................................................     $    50,785
                                                                                 ===========

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
                            -------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued expenses .....................................     $   613,937
 Loans payable .............................................................         150,000
 Loans payable - officers ..................................................          10,934
                                                                                 -----------

  Total Current Liabilities ................................................         744,871
                                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred Stock, $.001 par value
 10,000,000 shares authorized,  Series D , none issued .....................             -
 Common Stock, $.001 per value
 40,000,000 shares authorized, 13,077,061 issued and outstanding ...........        13,077
 Additional paid in capital ................................................    19,796,628
 Accumulated deficit .......................................................   (20,513,791)
                                                                                -----------

                                                                                  (704,086)
 Less: stock subscription receivable .......................................       (20,000)
                                                                                -----------

   Total Stockholders' Deficit .............................................      (724,086)
                                                                                -----------

   Total Liabilities and Stockholders' Deficit .............................    $    50,785
                                                                                ===========

The accompanying notes are an integral part of these consolidated statements.

                                  ConnectivCorp

                      Consolidated Statements of Operations

                     For the Nine Month ended September 30,

                                   (Unaudited)


                                                   2003             2002
                                               ------------    -------------

Revenues ...................................   $          -    $      3,500

General and administrative expenses ........       (569,259)       (759,929)
                                               ------------    -------------

Operating loss .............................       (569,259)       (756,429)

Interest income ............................              -             635
                                               ------------    -------------

Net loss ...................................   $   (569,259)   $   (755,794)
                                               ============    =============

Net loss per common share- basic and diluted   $      (0.05)   $      (0.09)
                                               ============    =============


Weighted average shares outstanding:
basic and diluted ..........................     11,578,886       8,366,710
                                               ============    =============

The accompanying notes are an integral part of these consolidated statements. All share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split in March 2002.

                                  ConnectivCorp
                      Consolidated Statements of Operations
                    For the Three Months Ended September 30,
                                   (Unaudited)

                                                     2003         2002
                                                 -----------  --------------

Revenues ....................................    $         -  $            -

General and administrative expenses .........      (172,300)       (185,850)
                                                 ----------   -------------

Operating loss ..............................      (172,300)       (185,850)

Interest income .............................             -             103
                                                 ----------   -------------

Net loss ....................................    $ (172,300)  $    (185,747)
                                                 ==========   =============

 Net loss per common share- basic and diluted    $    (0.01)  $       (0.02)
                                                 ==========   =============

Weighted average shares outstanding:
basic and diluted ...........................    12,571,626      10,618,487
                                                 ==========   =============

The accompanying notes are an integral part of these consolidated statements. All share and per share amounts have been adjusted to reflect the 1 for 10 reverse stock split in March 2002.

                                  CONNECTIVCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                       2003       2002
                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ......................................   $(569,259)   $(755,794)
 Adjustments to reconcile net loss
   to net cash used in operating activities:
   Stock-based compensation ....................           -      153,872
   Changes in assets and liabilities:
    Prepaid expenses ...........................      (2,199)      (1,889)
    Accounts payable and accrued expenses ......     245,867      221,181
                                                   ----------   ----------

     Net cash used in operating activities .....    (325,591)    (382,630)
                                                   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock ........     175,000      297,500
 Proceeds from stock subscriptions receivable ..      20,000            -
 Proceeds from loans payable ...................     150,000            -
 Proceeds from loans payable - officers ........      10,934            -
                                                   ----------   ----------

     Net cash provided by financing activities .     355,934      297,500
                                                   ----------   ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ........      30,343      (85,130)
CASH AND CASH EQUIVALENTS, beginning of period .      18,243       89,861
                                                   ----------   ----------

CASH AND CASH EQUIVALENTS, end of period .......   $  48,586    $   4,731
                                                   ==========   ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in satisfaction of accounts payable   $       -    $  42,292
                                                   ==========   ==========

Stock issued in satisfaction of note payable ...   $  25,000    $       -
                                                   ==========   ==========

The accompanying notes are an integral part of these consolidated statements.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

Note 1 - Basis of Presentation

As used in these financial statements, the term the "Company" refers to ConnectivCorp and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements  prepared  in  accordance  with U.S.  generally  accepted  accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31 2002. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the nine months and three months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Recent Accounting Pronouncements
--------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operations or financial position of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standard "(SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its consolidated financial statements.

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

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

Note 2 - Net Loss Per Common Share

Basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

Basic and Diluted EPS are the same for the three month and nine month periods ended September 30, 2003 and 2002, as Diluted EPS does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related options and warrants that were outstanding as of September 30, 2003 and 2002 had been converted. These were not included in the calculation of diluted loss per share, as such shares are antidilutive:

                                      2003      2002
                                   -------   -------

        Stock options ..........         -         -
        Warrants ...............   146,608   146,608
                                   -------   -------

        Common Stock Equivalents   146,608   146,608
                                   =======   =======

Options to purchase 1,999 and 10,333 shares of common stock, and warrants to purchase 3,000 and 5,000 shares of common stock for the nine months ended September 30, 2003 and 2002, respectively, were not included in the above table because the exercise price of those options and warrants were greater than the average market price of the common shares. The options and warrants were still outstanding at the end of the period.

Note 3 - Loans Payable - Officers

During the nine months ended September 30, 2003, officers of the Company advanced $34,434. The loans bear interest at 6%. Of the advances, $8,500 was repaid and $15,000 was offset against subscriptions receivable.

Note 4 - Stock subscriptions

During three months ended September 30, 2003, the Company received cash totaling $175,000 in connection with subscriptions to purchase 1,750,000 shares of common stock of the Company at $0.10 per share.

On July 21, 2003, a loan payable totaling $25,000 was converted into 250,000 shares of common stock of the Company at $0.10 per share.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

Note 5 - Accounting for Stock Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" prospectively to all employee awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost was reflected in 2003 and 2002 net losses, as no awards were granted during the three and nine month periods ended September 30, 2003 and 2002. The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                Nine Months Ended             Three Months Ended
                                                                                   September 30,                 September 30,
                                                                            -----------------------------  ------------------------
                                                                                  2003           2002          2003          2002
                                                                            -----------------------------  ------------------------
Net loss .................................................   As reported       (569,259)      (755,794)      (172,300)    (185,747)
                                                             Proforma          (569,259)      (750,695)      (172,300)    (185,747)

Basic and diluted net loss per common share:
Net loss per common share ................................   As reported          (0.05)         (0.09)         (0.01)       (0.02)
                                                             Proforma             (0.05)         (0.09)         (0.01)       (0.02)

Weighted Average Outstanding Shares ......................                   11,578,886      8,366,710     12,571,626   10,618,487

Note 6 - Related Party Transactions

The Company has engaged a shareholder to provide investor relation services. The engagement provides for a monthly retainer of $5,000. As of September 30, 2003, investor relations expense totaled approximately $75,000 which is included in accrued expenses.

Note 7 - Commitments

Sublease
--------

Effective January 1, 2003, the Company renewed its sublease for office space located at 750 Lexington Avenue, New York, New York. The lease term is for the period from January 1, 2003 through December 31, 2003, with a monthly rent of $2,500. The office space is being leased from an entity in which the father of Robert Ellin, Chairman of the Company, is a partner.

Employment Agreements
---------------------

Effective March 18, 2003, the Company extended its employment contract with Elliot Goldman for a term of one year, expiring on March 19, 2004 at an annual salary of $10,800. Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company.

                         CONNECTIVCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

Note - 7 Commitments (Continued)

Employment Agreements (Continued)

Effective March 18, 2003, the Company extended its employment contract with Robert Ellin for a term of one year, expiring on March 19, 2004, at an annual salary of $10,800. Mr. Ellin serves as Chairman of the Company.

Consulting Agreement
--------------------

The Company retained the services of Atlantis Equities, Inc. ("Atlantis"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement letter dated March 21, 2002 for a term of one year from March 18, 2002 to March 18, 2003. Robert Ellin, the current Chairman of the Company, is a principal in Atlantis. The Company has agreed in principle to continue to use the services provided by Atlantis. The Company has compensated Atlantis $126,500 through September 2003, plus out-of-pocket expenses, and will continue at the rate of $12,500 per month thereafter.

Note 8 - Subsequent Events

Stock Subscriptions
-------------------

During October 2003, the Company received $140,000 of stock subscriptions to purchase 1,400,000 shares of common stock at $0.10 per share.

Letter of Intent
----------------

On October 14, 2003, the Company executed a letter of intent which sets forth the preliminary terms and conditions of a proposed merger transaction between the Company and Majesco Sales, Inc. ("Majesco"). As proposed, the shareholders of Majesco would exchange their shares of capital stock in Majesco for capital stock of the Company. At the closing of the merger as currently contemplated, the shareholders of Majesco will own common and preferred stock representing approximately 80% of the capital stock of ConnectivCorp on a fully-diluted basis.

The closing of the transaction is subject to certain conditions, including execution of a definitive merger agreement and the completion of due diligence. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the letter of intent, which is nonbinding with respect to the terms of the proposed transaction and the obligation to close. The parties anticipate the closing shall occur on or before January 10, 2004, or as soon thereafter as possible.

Agreement and Plan of Merger
----------------------------

On November 10, 2003, the Company entered into an "Agreement and Plan of Merger" ("Merger") with Majesco. The Merger is subject to certain conditions including stockholder approval, completion of due diligence, and satisfaction of the Company's indebtedness. The Company contemplates issuing 10,000,000 shares of its common stock and 1,000,000 of its Series A Preferred Stock in exchange for all of the outstanding common shares of Majesco. The series A Preferred Shares shall be convertible into 71,000,000 shares of the Company's common stock. The Merger shall terminate if it is not consummated on or before January 10, 2004.

Settlement of Liabilities
-------------------------

In connection with the Merger subsequent to the end of the quarter, the Company has settled and is in the process of settling liabilities with certain of it creditors for stock and cash and also sold shares to raise a portion of such cash at $0.10 per share.

After giving effect to the settlement of such liabilities and the sale of such shares, the Company will have approximately 21,000,000 shares outstanding before giving effect to the Merger

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Uncertainty
-----------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since its inception in 1998 has incurred substantial losses. The Company's accumulated deficit as of September 30, 2003 is approximately $20.5 million. To date, the Company has not generated any revenue from its previously proposed business model, which contemplated selling pharmaceutical and other healthcare companies access to the Company's aggregated users. The Company incurred a net loss of approximately $569,000 and $756,000 for the nine months ended September 30, 2003 and 2002, respectively, while cash and cash equivalents at September 30, 2003 totaled approximately $49,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to raise additional equity or locate a merger or business partner.

Letter of Intent
----------------

On October 14, 2003, the Company executed a letter of intent which sets forth the preliminary terms and conditions of a proposed merger transaction between the Company and Majesco Sales, Inc. ("Majesco"). As proposed, the shareholders of Majesco would exchange their shares of capital stock in Majesco for capital stock of the Company. At the closing of the merger as currently contemplated, the shareholders of Majesco will own common and preferred stock representing approximately 80% of the capital stock of ConnectivCorp on a fully-diluted basis.

The closing of the transaction is subject to certain conditions, including execution of a definitive merger agreement and the completion of due diligence. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the letter of intent, which is nonbinding with respect to the terms of the proposed transaction and the obligation to close. The parties anticipate the closing shall occur on or before January 10, 2004, or as soon thereafter as possible.

Agreement and Plan of Merger

On November 10, 2003, the Company entered into an "Agreement and Plan of Merger" ("Merger") with Majesco. The Merger is subject to certain conditions including stockholder approval, completion of due diligence, and satisfaction of the Compan's indebtedness. The Company contemplates issuing 10,000,000 shares of its common stock and 1,000,000 of its Series A Preferred Stock in exchange for all of the outstanding common shared of Majesco. The Series A Preferred Shares shall be convertible into 71,000,000 shares of the Company's common stock. The Merger shall terminate if it is not consummated on or before January 10, 2004

Settlement of Liabilities

In connection with the Merger subsequent to the end of the quarter, the Company has settled and is in process of settling liabilities with certain of its creditors for stock and cash and also sold shares to raise a portion of such cash at $0.10 per share.

After giving effect to the settlement of such liabilities and the sale of such shares, the Company will have approximately 21,000,000 shares outstanding before giving effect to the Merger.

The following discussion and analysis compares the results of the Company's operations for the three and nine months ended September 30, 2003 and September 30, 2002.

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


Nine Months ended September 30, 2003
------------------------------------

The Company generated no revenues from operation during the nine months ended September 30, 2003 and $3,500 during the nine months ended September 30, 2002.

For the nine months ended September 30, 2003 and 2002, the Company reported the following:

  Net loss ....................................  $     (569,259)  $   (755,794)
                                                 ===============  ============

  Net loss per common share- basic and diluted   $        (0.05)  $      (0.09)
                                                 ===============  ============

For the nine months ended September 30, 2003, the Company reported a net loss of $569,259. General and administrative expenses include expenses of approximately $114,000 for professional fees, $103,000 for salary and related expenses, $75,300 for investor relations, $127,500 for consulting, $22,500 for rent, $6,600 for interest, $58,900 for travel and $57,000 for office expenses.

For the nine months ended September 30, 2002, the Company reported a net loss of $755,794. General and administrative expenses include expenses of approximately $77,000 for professional fees; $226,000 for salary and related expenses, $176,000 for consultants, $34,000 of insurance, $22,500 for rent, $130,000 for office expenses and $87,000 for compensation costs recognized in connection with stock options.


Three Months ended September 30, 2003
-------------------------------------

The Company did not generate revenues from operations during the three months ended September 30, 2003 and 2002.

For the three months ended September 30, 2003 and 2002, the Company reported the following:

  Net loss ....................................  $     (172,300) $    (185,747)
                                                 ==============  ==============

  Net loss per common share- basic and diluted   $        (0.01) $       (0.02)
                                                 ==============  ==============

For the three months ended September 30, 2003, the Company reported a net loss of $172,300. General and administrative expenses include expenses of approximately $73,100 for professional fees, $12,200 for salary and related expenses, $23,000 for investor relations, $26,000 for consulting, $7,500 for rent, $2,500 for interest, $10,900 for travel and $17,100 for office expenses.

For the three months ended September 30, 2002, the Company reported a net loss of $185,747. General and administrative expenses include expenses of which approximately, $76,000 for salary and related expenses, $6,000 for legal and professional, $7,500 for rent, $29,000 for office expenses and $67,000 for consultants.

Liquidity and Capital Resources
-------------------------------

In the nine months ended September 30, 2003, $325,591 of cash was used in operating activities. Funds were used to pay the Company's operating expenses. $355,934 of cash was generated from financing activities. These included proceeds for the issuance of common stock of $175,000, loan proceeds of $161,000 from an outside third party and officers of the Company, and $20,000 was collected on the subscription receivable.

ITEM 3 - CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

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

PART II -- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         The issuance of shares of Common Stock during the nine months ended September 30, 2003 did not involve a public offering and was based on
         Section 4(2) of the Securities Act of 1933, as amended.

         During the nine months ended September 30, 2003, the Company raised $175,000 through the issuance of 1,750,000 shares of the Company's Common Stock at $0.10 per share.

         The Company issued 250,000 shares of the Company's Common Stock at $0.10 per share to satisfy a $25,000 loan payable.


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

         Employment Agreements
         ---------------------

         Effective March 18, 2003, the Company extended its employment contract with Elliot Goldman for a term of one year, expiring on March 19, 2004 at an annual salary of $10,800. Mr. Goldman serves as President, Chief Executive Officer and as a Director of the Company.

         Effective March 18, 2003, the Company extended its employment contract with Robert Ellin for a term of one year, expiring on March 19, 2004, at an annual salary of $10,800. Mr. Ellin serves as Chairman of the Company.

         Consulting Agreement
         --------------------

         The  Company   retained  the  services  of  Atlantis   Equities,   Inc.
         ("Atlantis"), a private merchant banking and advisory firm that primarily assists emerging growth companies, to act as its financial advisor pursuant to an Engagement letter dated March 21, 2002 for a term of one year from March 18, 2002 to March 18, 2003. Robert Ellin, the current Chairman of the Company, is a principal in Atlantis. The Company has agreed in principle to continue to use the services provided by Atlantis. The Company has compensated Atlantis $125,000 through August 2003, plus out-of-pocket expenses, and will continue at the rate of $12,500 per month thereafter.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Not applicable

                  (b)      Reports on Form 8-K

                           None

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CONNECTIVCORP

Dated:  November 11, 2003            By: /s/ Elliot Goldman
                                         Elliot Goldman
                                         President and Chief Executive Officer

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


Date:  November 11, 2003


/s/ Elliot Goldman
------------------
Elliot Goldman
President and Chief Operating Officer

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

Date:  November 11, 2003

/s/ Robert Ellin
----------------
Robert Ellin
Chairman

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



Dated: November 11, 2003


/s/ Elliot Goldman
------------------
Elliot Goldman
President and Chief Operating Officer

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



Dated: November 11, 2003


/s/ Robert Ellin
----------------
Robert Ellin
Chairman