Form 10-Q
period 2004-01-31
CONNECTIV CORP
filed 2004-03-22
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004	Commission File No. 333-70663

ConnectivCorp

(Exact name of registrant as specified in its charter)

DELAWARE	606-1529524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

160 Raritan Center Parkway, Edison, NJ 08837
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (732) 225-8910

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes          No

As of March 19, 2004, there were 38,178,392 shares of the registrant's Common Stock outstanding.

CONNECTIVCORP AND SUBSIDIARIES
JANUARY 31, 2004 QUARTERLY REPORT ON FORM 10-Q
INDEX

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheet as of January 31, 2004 (unaudited) and October 31, 2003	2
	Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2004 and 2003 (unaudited)	3
	Consolidated Statement of Cash Flows for the three months ended January 31, 2004 and 2003 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURES
CERTIFICATIONS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CONNECTIVCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2004	October 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$434	$314
Due from factor	295	596
Inventory – principally finished goods	1,836	10,995
Capitalized software development costs and prepaid license fees	5,182	3,794
Prepaid expenses	1,038	981
Total current assets	8,785	16,680
Property and equipment, net	787	855
Other assets	68	76
Total assets	$9,640	$17,611
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$11,890	$8,155
Due to financing company	667	3,066
Advances from customers	1,632	11,624
Current portion of settlement obligations	2,935	4,000
Loans payable – shareholders	475	562
Advances from officer	—	200
Total current liabilities	17,599	27,607
Settlement obligations – net of current portion	2,710	2,710
Capital lease obligations – net of current portion	21	24
Loans payable – shareholders – net of current portion	3,000	3,000
Loans payable – related party	1,000	—
Commitments and contingencies
Stockholders' deficiency:
Common stock - $.001 par value; 40,000,000 shares authorized; 38,178,392 shares issued and outstanding	38	38
Series A Convertible Preferred stock - $.001 par value; 1,000,000 shares authorized; 925,000 shares issued and outstanding	1	1
Accumulated deficit	(14,694)	(15,751)
Accumulated other comprehensive loss	(35)	(18)
Total stockholders' deficiency	(14,690)	(15,730)
Total liabilities and stockholders' deficiency	$9,640	$17,611

See notes to consolidated financial statements.

CONNECTIVCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)

	Three Months Ended January 31
	2004	2003
	(unaudited)
Net revenues	$24,619	$13,413
Cost of sales
Product costs	15,191	5,077
Software development costs and licenses fees	1,932	3,005
	17,123	8,082
Gross profit	7,496	5,331
Operating expenses
Product research and development	574	709
Selling and marketing	2,798	3,208
General and administrative	1,685	1,063
Depreciation and amortization	90	84
	5,147	5,064
Operating income	2,349	267
Other costs and expenses
Unrealized loss on foreign exchange contract	315	—
Merger costs	342	—
Interest and financing costs, net	635	464
Net income (loss) attributable to common stock	$1,057	$(197)
Basic and diluted net income (loss) attributable to common stockholders per share	$.01	$—
Weighted average voting rights outstanding	95,407,573	81,000,000
Net income (loss)	$1,057	$(197)
Other comprehensive (loss):
Foreign currency translation adjustments	(17)	—
Comprehensive income (loss)	$1,040	$(197)

See notes to consolidated financial statements.

CONNECTIVCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended January 31
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,057	$(197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	90	84
Changes in operating assets and liabilities
Decrease (increase) in due from factor, net	301	(440)
Decrease (increase) in inventory	9,159	(2,973)
(Increase) decrease in capitalized software development costs and prepaid license fees	(1,388)	2,030
(Increase) decrease in prepaid expenses	(57)	519
Decrease in other assets	8	—
(Decrease) in advances from customers	(9,992)	—
Increase in accounts payable and accrued expenses	2,679	1,399
Net cash provided by operating activities	1,857	422
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22)	(54)
Net cash used in investing activities	(22)	(54)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan payable – bank		(13)
Payments to finance company, net	(2,399)	—
Repayments – loans from shareholders – net	(87)	(40)
Principal payments on capital lease obligations	(12)	(10)
Repayment of officer's advances - net	(200)	(103)
Loan from a related party	1,000	—
Net cash (used in) financing activities	(1,698)	(166)
Effect of exchange rates on cash and cash equivalents	(17)	—
Net increase in cash	120	202
Cash — beginning of fiscal period	314	692
Cash — end of fiscal period	$434	$894
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$659	$485

See notes to consolidated financial statements.

CONNECTIVCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Basis of Presentation and Other Matters

ConnectivCorp, through its wholly-owned subsidiary Majesco Sales Inc. ("Majesco") (collectively the "Company"), is a developer, publisher and marketer of interactive entertainment software. Majesco has released titles for all major video game platforms and handhelds, including Sony's PlayStation and PlayStation® 2, Nintendo's N64, Super Nintendo Entertainment System (SNES), Game Boy™,   Game Boy™ Color, Game Boy™ Advance and GameCube™,  Microsoft's Xbox™,   Sega's Dreamcast, Genesis and Game Gear, and the personal computer ("PC"). Additionally, Majesco is a manufacturer of a number of accessories licensed by Nintendo. Majesco's customers include Wal-Mart, Target, Toys "R" Us, Best Buy, Electronics Boutique, Gamestop and other national and regional retailers. Internationally, Majesco's products are published through licensing agreements with other publishers.

On December 5, 2003, ConnectivCorp consummated a merger with Majesco (the "Merger"). As a result of the Merger, Majesco became a wholly-owned subsidiary and the sole operating business of the Company (See Note 2 – The Merger). All financial information presented reflects the results of Majesco as if Majesco had acquired ConnectivCorp on December 5, 2003. It is currently contemplated that ConnectivCorp's name will be changed in the near future to "Majesco Holdings Inc." to better reflect the Company's operating business.

On February 26, 2004, the Company completed a private placement of securities in which the Company sold for $25.8 million, 2,583 units, each unit consisting of (i) one share of 7% convertible preferred stock and (ii) a warrant to purchase, at an exercise price of $1.00 per share, ten thousand shares of common stock. Net proceeds to the Company were approximately $22 million (See Note 7 – Preferred Stock Offering).

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Consolidated Financial Statements for the year ended October 31, 2003 filed on Form 8-K/A on February 18, 2004.

2.    The Merger

On December 5, 2003, ConnectivCorp consummated a merger with Majesco whereby CTTV Merger Corp., a wholly-owned subsidiary, merged with and into Majesco and ConnectivCorp exchanged 15,325,000 shares of common stock and 925,000 shares of Series A preferred stock for all of the issued and outstanding common stock of Majesco. The 925,000 shares of Series A preferred stock that were issued in the Merger are convertible into 65,675,000 shares of common stock at any time after ConnectivCorp amends its certificate of incorporation to increase the authorized common stock to allow for such conversion. In connection with the private placement of securities in February 2004, the holders of the Series A preferred stock surrendered to the Company for cancellation 352,112 shares of Series A preferred stock which were convertible into 25,000,000 shares of common stock. Pursuant to the merger agreement, Majesco became a wholly-owned subsidiary of ConnectivCorp. For accounting purposes, this merger has been accounted for as a reverse merger with Majesco as the accounting acquirer. Costs incurred by Majesco, principally professional fees in connection with the Merger, amounting to approximately $342,000, were charged to operations during the quarter ended January 31, 2004.

3.    Summary of Significant Accounting Policies

Revenue Recognition.    The Company recognizes revenue upon shipment of its product when title and risk of loss are transferred. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. For those agreements, which provide customers with the right to multiple copies in exchange for guaranteed minimum royalty amounts (such as under the Company's international distribution agreements), revenue is recognized at delivery of the product master or the first copy. Royalties on sales that exceed the guaranteed minimum are recognized as earned.

The Company generally sells its products on a no-return basis, although in certain instances, the Company may provide price protection or other allowances on certain unsold products. Price protection, when granted and applicable, allows customers a credit against amounts they owe the Company with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances.

The Company estimates potential future product price protection and other allowances related to current period product revenue. The Company analyzes historical experience, current sell through of retailer inventory of the Company's products, current trends in the videogame market, the overall economy, changes in customer demand and acceptance of the Company's products and other related factors when evaluating the adequacy of price protection and other allowances.

Sales incentives or other consideration given by the Company to customers that are considered adjustments of the selling price of its products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company's products in a customer's national circular advertisement, are reflected as selling and marketing expenses.

Software Development Costs and Intellectual Property Licenses.    Software development costs include milestone payments made to independent software developers under development arrangements. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to development costs. Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the Company's products.

Commencing upon the related product's release, capitalized software development and property licenses costs are amortized to cost of sales based upon the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue. The recoverability of capitalized software development costs and intellectual property licenses is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Earnings per share.    Basic and diluted loss per share for the three months ended January 31, 2003 is computed by dividing net loss by the number of shares or voting rights exchanged for the 1,000 Majesco shares actually outstanding (15,325,000 shares of common stock and the additional 65,675,000 shares of common stock issuable upon the conversion of the 925,000 shares of preferred stock or 81,000,000, in total). Basic earnings per share for the three months ended January 31, 2004 is computed by dividing net income by the weighted-average number of voting rights attributable to the Majesco shareholders (81,000,000) and adding the shares deemed to be issued for the acquisition of ConnectivCorp by Majesco. Diluted earnings per share for the three months ended January 31, 2004 has not been presented since the effect of outstanding options and warrants would be antidilutive.

4.    Settlement Obligation

In August 2003, the U.S. District Court of Massachusetts, in Infogrames Interactive, Inc. v. Majesco Sales Inc., entered judgment against Majesco in the approximate amount of $6.7 million pursuant to a breach of contract action. In December 2003, Majesco settled the case by agreeing to pay Atari Interactive, Inc. (formerly Infogrames Interactive, Inc.) ("Atari") $6.7 million as follows: (a) $1 million no later than two weeks after signing of the settlement agreement (the "Effective Date"), which amount was borrowed and paid (See Note 5 – Loan Payable – Related Party); (b) $2.5 million upon the first to occur of (1) Majesco receiving a total of $15 million or more in third party financing (subject to various terms and conditions) (the "Financing Date") or (2) June 30, 2004; (c) $1 million on the earlier of one year from the Financing Date or June 30, 2005, with interest at 5% per annum; and (d) $2.2 million on a date which is 42 months from the Effective Date, such payment accruing interest at the rate of 5% per annum from the earlier of the Financing Date or June 30, 2004. As a result of the Preferred Stock Offering (See Note 7 – Preferred Stock Offering) the Company paid $2.5 million to Atari on March 9, 2004.

As collateral security for all of Majesco's obligations under the Settlement Agreement, Majesco granted Atari a continuing security interest in all of its assets, to the extent permitted under Majesco's existing or future indebtedness.

Consistent with the security interest granted to Atari, Majesco also agreed to assign to Atari its right to receive all revenue under certain of its distribution agreements, which assignment will be released under certain circumstances. Such revenues are payable to Atari in order to satisfy Majesco's obligations described in (c) above and thereafter to satisfy the obligations described in (b) above; provided that regardless of revenues received under these agreements, Majesco is obligated to pay to Atari, no later than March 31, 2004, on account of the obligations described in (c) above, $500,000 in immediately available funds.

Majesco also agreed that until full and final payment of all obligations to Atari, without Atari's prior consent, it will not, directly or indirectly (a) create, guarantee or otherwise become liable with respect to any indebtedness, except in the ordinary course of its business (b) create, incur or assume any liens, except in the ordinary course of its business (c) liquidate, merge, consolidate, reorganize or dispose of any of its assets, (d) except with respect to previously existing affiliate loans not exceeding $6 million, make any distribution to any of its principals or their affiliates, (e) enter into any transaction with any of its principals or their affiliates, except in the ordinary course of its business, (f) suspend or go out of business, or (g) except under certain circumstances, increase the pay or compensation of any of its affiliates.

5.    Loan Payable – Related Party

In November 2003, in connection with the settlement with Atari, the Company borrowed $1 million from the father-in-law of the Company's President. The loan is convertible into 2,000,000 shares of common stock upon such time as there is a sufficient number of authorized shares of common stock to allow for the conversion of the loan.

6.    Commitments and Contingencies

The Company may utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. The fair value of foreign currency contracts is estimated based on the spot rate of the hedged currency as of the end of the period. As of January 31, 2004, the fair value of the contract outstanding was approximately $4.9 million, which required the Company to record an unrealized loss of $315,000 during the three month period ended January 31, 2004. The risk of counter party nonperformance associated with this contract was not considered to be material. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurance that the Company's hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

At January 31, 2004, the Company is committed under its agreements with certain developers for milestone and license fee payments aggregating $4.3 million through October 31, 2004.

At January 31, 2004, the Company had open letters of credit aggregating $1.4 million under the Company's purchase order assignment arrangement for inventory to be delivered during the subsequent quarter.

In September 2002, Rage Games Limited ("Rage") filed a complaint against the Company in the United States District Court for the District of New Jersey alleging the Company breached its two agreements with Rage and alleged claims based on an unjust enrichment theory, among other matters. Rage has, however, demanded full payment of "all amounts due and owing" under the agreements aggregating $6 million, and royalties based on retail sales. The Company has asserted substantial defenses that the products were not fit for use and has asserted counterclaims for damages, including unjust enrichment in connection with the second agreement.

In December 2003, the Company was notified by the interactive game publisher that distributes the Company's videogames in Europe that it was terminating the license and distribution agreement as a result of the Company's failure to obtain such party's consent to the assignment of such agreement in connection with the Merger. The Company is in discussion with the publisher who has indicated an interest in entering into a new contract under revised terms, however, there can be no assurance that the Company will be successful in negotiating a new contract on acceptable terms, or at all.

The National Association of Securities Dealers ("NASD") is conducting a review of certain unusual trading activity in the Company's common stock between the time of the signing of the letter of intent with respect to the Merger and the date that the Company announced that a letter of intent was signed. There also appears to be unusual trading activity around the time of the signing of the definitive agreement for the Merger and prior to the announcement of such signing.

Depending upon the outcome of the review by the NASD, the matter could be referred to the Securities and Exchange Commission ("SEC") for further action. If the Company is sanctioned or otherwise held liable for this trading, such sanctions could have a material adverse effect on the Company's reputation, listing, financial condition, results of operations and liquidity. In addition, it is possible that such matters may give rise to civil or criminal actions.

In the opinion of management, upon the advice of counsel, the Company has made adequate provision for the potential liability, if any, arising from the above mentioned matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition and operating results.

7.    Preferred Stock Offering

On February 26, 2004, the Company completed a private placement of securities in which the Company raised approximately $25.8 million in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds of approximately $22 million after deducting the placement agent fees and other expenses related to the private placement. In addition, the placement agent received warrants to purchase up to 268 units, exercisable for five years from the date of issuance.

Pursuant to the terms of the private placement, the Company issued 2,583 units, each unit consisting of (i) one share of 7% convertible preferred stock, convertible into 10,000 shares of common stock and (ii) a three year warrant to purchase 10,000 shares of common stock at an exercise price of $1.00 per share.

Each share of 7% preferred stock entitles the holder to receive a 7% cumulative dividend payable solely in shares of common stock, on an annual basis. In addition, the holders of the 7% preferred stock are entitled to share in any dividends paid on the common stock on an "as converted" basis. The holders of the 7% preferred stock are entitled to a liquidation preference equal to the amount invested per share, plus any accrued and unpaid dividends. The 7% preferred stock has voting rights on an "as-converted" basis and votes together with the common stock as one class, except as otherwise required by law. In addition, so long as 51% of the currently outstanding 7% preferred stock remains outstanding, the Company will not issue any capital stock, or securities convertible into capital stock, that is senior to the 7% preferred stock.

Each share of 7% preferred stock will automatically convert into common stock at a conversion price of $1.00 per share at such time as the closing price of the common stock is equal to or greater than $2.50 per share for a 60 consecutive calendar day period, provided that during such 60 consecutive calendar day period, the average daily trading volume for each day is equal to or greater than 75,000 shares, and that the registration statement as to the resale of the common stock underlying the 7% preferred stock and the warrants is in effect. The Company may call the warrants issued in the private placement for $.001 per share of common stock underlying the warrants upon achievement of similar conditions as identified in the preceding sentence.

Pursuant to the terms of the 7% preferred stock, the Company agreed within 120 days of closing of the private placement to expand the size of the Board of Directors to seven members. Four of the seven members are to be "independent," and two of those independent members are to be nominated by the holders of the 7% preferred stock, so long as 51% of the currently outstanding 7% preferred stock remains outstanding.

The Company used $3.3 million of the net proceeds to pay certain creditors, including $2.5 million for a previously negotiated settlement amount to Atari Interactive, Inc. and approximately $2.5 million to repay portions of loans previously made to the Company by two of the Company's executive officers. In order to satisfy the remaining balance of the loans previously provided by the two executive officers, the Company agreed to issue to them, in the aggregate, 100 units. The Company will use the remaining balance of the proceeds for working capital purposes. In connection with the private placement, the holders of the Series A preferred stock surrendered an aggregate of 352,112 shares of their Series A convertible preferred stock, which were convertible into approximately 25,000,000 shares of common stock. Prior to the offering the stockholders also agreed to place 1,000,000 shares of their common stock into escrow for five years to satisfy certain claims that may arise.

After giving effect to the private placement, the Company had outstanding 38,178,392 shares of common stock, 572,888 shares of Series A convertible preferred stock and 2,683 shares of 7% convertible preferred stock. Upon the effectiveness of an amendment to our certificate of incorporation authorizing additional shares of common stock, which increase is anticipated to occur during our current fiscal quarter ending April 30, 2004, the Series A preferred stock, the 7% preferred stock and other outstanding obligations will be convertible into an aggregate of 69,505,048 shares of common stock.

All of the holders of the Company's Series A convertible preferred stock have agreed not to sell or otherwise dispose of any of the Company's securities held by such persons, subject to certain exceptions and without the consent of the placement agent, for a period of one year commencing upon the effectiveness of the registration statement. Additionally, certain holders of greater than 5% of the outstanding common stock have agreed not to sell or otherwise dispose of any securities of the Company held by such persons, subject to certain exceptions and without the consent of the placement agent, for a period of 90 days commencing one week prior to the final closing of the private placement.

The securities sold in the private placement or issuable upon exercise or conversion of securities sold in the private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. The Company has agreed to file a registration statement with the SEC by May 25, 2004, to register for resale the common stock underlying the 7% preferred stock, the warrants, and the securities underlying the placement agent's warrants. In the event the

Company does not file such registration statement by May 25, 2004, the Company shall be obligated to pay liquidated damages to each investor in the private placement, equal to 1.5% of each such investor's initial investment for each thirty day period that the Company fails to file the registration statement. In addition, in the event the registration statement is not declared effective by the SEC by August 23, 2004, the Company shall be obligated to pay liquidated damages to each investor, equal to 3.0% of such investor's initial investment for each thirty day period the registration statement is not declared effective. None of the securities issued in the private placement are convertible or exercisable, as applicable, unless and until such time as there are a sufficient number of shares of authorized common stock to allow for all such securities to be converted or exercised, which increase is anticipated to occur during the Company's fiscal quarter ending April 30, 2004.

In accordance with Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock", the Company will initially account for the fair value of the warrants as a liability until the above mentioned registration statement is declared effective. As of the closing date of the private placement the fair value of the warrants was approximately $21 million calculated utilizing the Black-Sholes option pricing model. In addition, changes in the market value of the Company's common stock from the closing date through the effective date of the registration statement will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. At the effective date, the fair value of the warrants will be reclassified to equity. The Company is exploring taking certain steps, including the possibility of amending the investment agreements, to mitigate the impact of the treatment required by EITF 00-19.

8.    Income Taxes

During the three month period ended January 31, 2004, the Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences related to certain litigation expenses which were recorded for financial reporting purposes in prior years and not deductible for tax purposes until paid, aggregating approximately $6.2 million. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $6.2 million at January 31, 2004. ConnectivCorp's net operating loss carryforwards of approximately $12.6 million, which arose prior to the Merger, are subject to limitations based on change of control and ownership changes.

In addition, no current provision for income taxes was provided for the 2004 period due to the deductibility of certain payments related to settlement obligations for income tax purposes when paid. During the three month period ended January 31, 2004 the Company paid approximately $1,065,000 towards the settlement obligation accrued in the prior year which offset the taxable income for the three months ended January 31, 2004.

Prior to November 1, 2003, the Company elected to be treated as an S Corporation under the provisions of the Internal Revenue Code and as a result, income taxes were the responsibility of the individual shareholders. Effective November 1, 2003, the Company revoked its S Corporation election.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to stockholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company's future operating results are subject to risks and uncertainties and are dependent on many factors including, without limitation, the risks identified in this report. Please see the "Risk Factors" in "Liquidity and Capital Resources". Except as otherwise required by the applicable securities laws, the Company disclaims any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

On December 5, 2003, the Company consummated a merger with Majesco Sales Inc. whereby CTTV Merger Corp., our wholly-owned subsidiary, merged with and into Majesco. As a result of the Merger, Majesco became the Company's wholly-owned subsidiary and sole operating business. It is currently contemplated that we will change our name in the near future to "Majesco Holdings Inc." to better reflect the Company's operating business.

The Company is a developer, publisher and marketer of interactive entertainment software. Majesco has released titles for all major videogame platforms and handhelds, including Sony's PlayStation and PlayStation® 2, Nintendo's N64, SNES, Game Boy™, Game Boy™ Color, Game Boy™ Advance and GameCube™, Microsoft's Xbox™, Sega's Dreamcast, Genesis and Game Gear, and the personal computer ("PC"). Additionally, Majesco is a manufacturer of a number of accessories licensed by Nintendo.

One of the Company's strengths is our distribution and sales channels. Majesco products are sold at major U.S. retail chains including Wal-Mart, Target, Toys "R" Us, Electronics Boutique, Gamestop, Best Buy and other national and regional retailers. Additionally, the Company has contractual relationships with game rental outlets such as Blockbuster, Hollywood Video and RenTrak.

Although the Company began operations primarily as a seller of overstock or republished "value" videogames, we have shifted focus and product mix increasingly toward proprietary multiplatform video games and related products. An example of our proprietary videogames includes the BloodRayne title. Launched in October 2002, the title has generated major consumer interest worldwide. In addition, we have sold the movie rights associated with the BloodRayne title to Brightlight Pictures (Alone in the Dark, House of the Dead), entered into a strategy guide deal with Prima Publishing, and licensed custom controller rights. We are also in discussions to develop an animated series featuring the BloodRayne character, as well as collectible action figures, a series of novels, comic books, jewelry, and character and logo-bearing merchandise based on the character. BloodRayne 2, a videogame sequel, is currently in development and expected to be released in October 2004.

A new proprietary videogame, also scheduled for release in October 2004, is Advent Rising, an epic science-fiction action game with dialogue written by Hugo and Nebula award winning novelist, Orson Scott Card. The title has already been selected as one of the Top Games of 2004 by Official Xbox™ Magazine and garnered over 30 pages of print editorial (exposing it to well over three million videogame enthusiasts) and numerous online plaudits.

We are one of the leading publishers of software for the Nintendo Game Boy™ Advance (GBA). As a result of Majesco's experience with developing games for this platform, we have developed a proprietary compression technology that will enable gamers to view color video and stereo audio on a standard Nintendo Game Boy™ Advance System. This officially licensed, proprietary technology enables consumers to view up to 90 minutes of video on a Game Boy™ Advance using a standard GBA cartridge. No other hardware peripheral will be required and all the user will need to do is insert a regular GBA cartridge into the Game Boy™ Advance in order to turn it into a personal video player. We are currently in negotiations with major movie studios and television networks to obtain content and are planning a significant public relations and marketing campaign, with support from Nintendo, to launch this product in the second calendar quarter of 2004.

Another element in our growth strategy is to expand abroad. We believe that many of our competitors generate significant portions of their revenues from sales abroad. In 2002, we established a London base of operations designed to help grow our overseas revenues.

Critical accounting policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

We have identified the policies below as critical of our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 - Notes to Consolidated Financial Statements for the year ended October 31, 2003 included in Form 8K/A as filed with the SEC on February 18, 2004.

Revenue Recognition.    We recognize revenue upon shipment of our product when title and risk of loss are transferred. In order to recognize revenue, we must not have any continuing obligations and it must also be probable that we will collect the accounts receivable. For those agreements, which provide customers with the right to multiple copies in exchange for guaranteed minimum royalty amounts (such as under our international distribution agreements), revenue is recognized at delivery of the product master or the first copy. Royalties on sales that exceed the guaranteed minimum are recognized as earned.

We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products. Price protection, when granted and applicable, allows customers a credit against amounts they owe to us with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. We estimate potential future product price protection and other allowances related to current period product revenue. We analyze historical experience, current sell through of retailer inventory of the our products, current trends in the videogame market, the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of price protection and other allowances.

Sales incentives or other consideration given by us to customers that are considered adjustments of the selling price of its products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad, are reflected as selling and marketing expenses.

Software Development Costs and Intellectual Property Licenses.    Software development costs include milestone payments made to independent software developers under development arrangements. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to development costs. Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of our products.

Commencing upon the related product's release, capitalized software development and property licenses costs are amortized to cost of sales based upon the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue. The recoverability of capitalized software development costs and intellectual property licenses is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Recent Accounting Pronouncements.    The Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Results of operations

    Three months ended January 31, 2004 versus the three months ended January 31, 2003

Net revenues for the three-month period ended January 31, 2004 increased approximately $11.2 million or 84% from $13.4 million in the comparable prior year period to $24.6 million. This increase is due primarily to the higher unit volume related to Game Boy Advance hand-held titles in the 2004 period. In addition, the Company launched three new console titles in the 2004 quarter versus one in the prior year quarter; however, console game title volumes were down in the 2004 quarter from the prior year quarter.

Gross margin increased to $7.5 million for the three-month period ended January 31, 2004 from $5.3 million in the comparable 2003 period due mainly to increased sales volume. Gross profit as a percentage of net revenues decreased to 30% for the three months ended January 31, 2004 from 40% in the comparable 2003 period. This shift in gross profit as a percentage of net revenues is largely the result of the higher volume of "value priced" and "catalogue" hand-held titles sold in the 2004 period which are sold at considerably lower prices than the frontline console games that were initially released during the prior year quarter. We expect that gross margins will continue at the current level until the fourth quarter when we expect to release new frontline products.

Product research and development costs decreased approximately $135,000, or 19%, to $ 574,000 from $709,000 in the comparable 2003 period, principally due to employee attrition.

Selling and marketing expenses primarily include fulfillment and shipping expenses, advertising and other promotional expenses as well as related personnel costs. During the three months ended January 31, 2004, selling and marketing expenses decreased approximately $410.000, or 12.8%, to $2.8 million from $3.2 million in the comparable 2003 period. The favorable variance is the result of lower advertising and promotion expenditures partially offset by higher variable costs (fulfillment and shipping) associated with higher sales volumes. The selling and marketing expenses decreased as a percentage of net revenues to 11.4% for the three months ended January 31, 2004 from 23.9% in the comparable 2003 period.

General and administrative expenses primarily represent personnel, including corporate executive and support staff, facilities and general office costs, professional fees and various other overhead charges. These expenses for the three-month period ended January 31, 2004 and 2003 remained relatively unchanged at $1 million, exclusive of a $577,000 charge for bad debts in the January 2004 quarter as a result of the Kay-Bee Toys bankruptcy. Total general and administrative expenses as a percentage of net revenues decreased to 7% for the three months ended January 31, 2004 from 8% in the comparable 2003 period due largely to the impact of higher sales generated in the current quarter.

Depreciation and amortization of $90,000 for the three-month period ended January 31, 2004 remained relatively constant as compared to the 2003 period.

An unrealized loss of $315,000 relating to a foreign exchange contract (See Note 6 - Notes to Consolidated Financial Statements) was recorded in the three month period ended January 31, 2004. There was no corresponding gain or loss in the same period last year.

Merger costs of $342,000 incurred by Majesco in the three months ended January 31, 2004, principally consist of professional fees and are nonrecurring.

Interest expense and financing costs increased approximately $171,000 to $635,000 for the three months ended January 31, 2004 from $464,000 in the comparable 2003 period as a result of increased volumes subject to purchase order financing.

The provision for income taxes in the 2004 period was completely offset by the benefit of deducting timing differences arising from the prior year. In the prior year period the Company was an S Corporation and as a result the Company was not responsible for its income taxes. No pro forma provision was provided for the three month period ended January 31, 2003 due to the losses incurred.

The significant increase in sales, coupled with the management of expenses as described above, resulted in net income of $1.1 million for the three months ended January 31, 2004 as compared to a net loss of $197,000 in the comparable prior year period.

Liquidity and Capital Resources

On February 26, 2004, the Company completed a private placement of securities in which we raised approximately $25.8 million in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds to the Company of approximately $22 million after deducting the fees and other expenses related to the financing. In connection with the private placement, the holders of the Series A preferred stock surrendered an aggregate of 352,112 shares of their Series A preferred stock, which were convertible into approximately 25,000,000 shares of common stock.

We used $3.3 million of the net proceeds to pay certain creditors, including $2.5 million for a previously negotiated settlement amount to Atari Interactive, Inc. and approximately $2.5 million to repay portions of loans previously made to the us by two of our executive officers. In order to satisfy the remaining balance of the loans previously provided by the two executive officers, we agreed to issue to them, in the aggregate, 100 units. The Company will use the remaining balance of the proceeds for working capital purposes.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock", the Company will initially account for the fair value of the warrants issued in the private placement as a liability until a registration statement for the underlying shares of common stock to be issued upon the conversion of the preferred stock and the exercise of the warrants is declared effective. As of the closing date of the private placement the fair value of the warrants was approximately $21 million calculated utilizing the Black-Sholes option pricing model. In addition, changes in the market value of the Company's common stock from the closing date through the effective date of the registration statement will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. At the effective date of the registration statement, the fair value of the warrants will be reclassified to equity and, accordingly, the net effect of the application of the EITF would not be expected to have a material impact on our financial position and our business. The Company is exploring taking certain steps, including the possibility of amending the investment agreements, to mitigate the impact of the treatment required by EITF 00-19.

Although there can be no assurance, management believes that there are sufficient capital resources from operations, including our factoring and purchase order arrangements, and as a result of the proceeds received in our private placement, to finance our operational requirements through October 31, 2004, including the funding of development, production, marketing and the sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products. If we incur operating losses, or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from banks, but there can be no assurance that such funds will be available to us on acceptable terms, if at all. Failure to obtain such financing or obtaining it on terms not favorable to us could have a material adverse effect on future operating prospects and continued growth.

Cash Flows

Cash was $434,000 at January 31, 2004 compared to $314,000 at October 31, 2003. The Company had a working capital deficit of $8.8 million compared to $10.9 million at October 31, 2003.

During the three months ended January 31, 2004, $1.9 million was provided by operating activities generated primarily by $1.1 million of net income generated during the period, the reduction of due from factor of $301,000 and inventories of $9.1 million and an increase in accounts payable and accrued expenses of $2.7 million, partially offset by an increase in prepaid software development and license fees of $1.4 million and a decrease in advances from customers of $9.9 million.

Cash used in investing activities was related to capital expenditures of $22,000

During the three-month period ended January 31, 2004, $1.7 million was used by financing activities primarily as a result of $2.4 million in finance company repayments, $300,000 in repayments to officers and shareholders, partially offset by $1 million received related to a loan from a related party.

The Company expects continued volatility in the use of cash due to seasonality of the business, receivable payment cycles and quarterly working capital needs to finance its publishing businesses and growth objectives.

We do not currently have any material commitments with respect to any capital expenditures.

At January 31, 2004, the Company is committed under its agreements with certain developers for milestone and license fee payments aggregating $ 4.3 million through October 31, 2004.

At January 31, 2004, the Company had open letters of credit aggregating $1.4 million under the Company's purchase order assignment arrangement for inventory to be delivered during the subsequent quarter.

Risk Factors

We have experienced recent net losses and we may incur future losses.

In fiscal years 2002 and 2003, we incurred net losses of $751,000 and $10,841,000, respectively. We believe these net losses were principally related to financing costs, non-recurring litigation and impairment reserves. There can be no assurances that we will not continue to experience net losses.

The National Association of Securities Dealers (the "NASD") is conducting a review of certain unusual trading activity in the Company's common stock which coincides with the signing of the letter of intent with respect to the Merger, the outcome of which could have a material adverse effect on the Company's reputation, listing, financial condition, results of operations and liquidity.

We have received a letter from the NASD's Market Regulation Department stating that the NASD is conducting a review of unusual trading activity in our common stock between the time of the signing of the letter of intent with respect to the Merger and the date that we announced that a letter of intent was signed. There also appears to be unusual trading activity around the time of the signing of the definitive agreement for the Merger and prior to the announcement of such signing.

Depending upon the outcome of the review by the NASD, the matter could be referred to the Securities and Exchange Commission for further action. If the Company is sanctioned or otherwise held liable for this trading any such sanctions could have a material adverse effect on the Company's reputation, listing, financial condition, results of operations and liquidity. In addition, it is possible that such matters may give rise to civil or criminal actions.

In connection with recent litigation, the Company has entered into a settlement agreement which requires substantial funds to satisfy and provides restrictions on the Company's ability to take certain actions.

In August 2003, the U.S. District Court of Massachusetts in Infogrames Interactive, Inc. v. Majesco Sales Inc. entered judgment against Majesco in the approximate amount of $6.7 million pursuant to a breach of contract action, which action the parties subsequently settled. The settlement agreement (the "Atari Settlement") provides for certain restrictions on the Company's ability to, among other things, incur indebtedness or liens, liquidate, merge or dispose of any of its assets, enter into any transaction with any affiliate or increase the pay or compensation of any of its affiliates. While we believe that the Company will be able to successfully perform under the Atari Settlement, the restrictions contained therein could have a material adverse impact on our business operations, financial condition, and/or ability to raise capital in the future.

Potential non-cash charges to operations may result from the Private Placement.

In accordance with Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock", we will initially account for the fair value of the warrants issued in the private placement as a liability until a registration statement for the resale of the underlying shares of common stock to be issued upon the conversion of the preferred stock and the exercise of the warrants is declared effective. As of the closing date of the private placement, the fair value of the warrants was approximately $21 million calculated utilizing the Black-Sholes option pricing model. In addition, changes in the market value of our common stock from the closing date through the effective date of the registration statement, will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. At the effective date of the registration statement, the fair value of the warrants will be reclassified to equity and, accordingly, the net effect of the application of the EITF would not be expected to have a material impact on our financial position and our business. We are exploring taking certain steps, including the possibility of amending the investment agreements, to mitigate the impact of the accounting treatment required by EITF 00-19. However, in the interim, the effect of the EITF will be to record an initial liability and then to record non-cash charges or credits to our operating results to reflect the change in the fair value. Accordingly, the accounting treatment may have a negative impact on the way we are perceived by investors and by potential customers and partners. Further, it may have an adverse effect on our stock price and business prospects.

Our business is seasonal and cyclical and if we do not meet product development or delivery schedules, we will experience fluctuation in our operating results.

Our business is highly seasonal, and fluctuates greatly on a quarterly basis with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the October through December calendar quarter. The timing of hardware platform introduction is often tied to the year-end holiday season and is not within our control. In addition, if we miss this key selling period, due to product or approval delays, delayed introduction of a new platform for which we have developed products, shipping delays, weather or any other reason, our sales will suffer disproportionately. Our industry is also cyclical. Videogame platforms have historically had a life cycle of four to six years. As one group of platforms is reaching the end of its cycle and new platforms are emerging, consumers often defer game software purchases until the new platforms are available, causing sales to decline. This decline may not be offset by increased sales of products for the new platform.

Development schedules, particularly for new hardware platforms and high-end multimedia PCs, are difficult to predict because they involve creative processes, use of new development tools for new platforms, research and experimentation associated with development for new technologies, availability and price of licensing rights and availability of, and costs associated with, timely and accurate delivery schedules. Failure to meet any of these schedules may cause a shortfall in our revenue and profitability and cause our operating results to be materially different from expectations. Delays that prevent or otherwise hinder the release of our products, especially during peak selling seasons, may reduce lifetime sales of those products and our reputation in the marketplace.

Customer accommodations could materially adversely affect our earnings.

When demand for specific games falls below expectations, we sometimes negotiate accommodations to retailers or distributors in order to maintain our relationships with our customers and access to the distribution channels. These accommodations include our not requiring that all booked orders be filled. We also negotiate price discounts and credits against future orders with our customers. The conditions our customers must meet to be granted price protection or other allowances are, among other things, compliance with applicable payment terms, delivery to us of weekly inventory and sell-through reports, and participation in the launches of our premium title releases. When we offer price protection, we offer it with respect to a particular product to all of our retail customers, however, only those customers who meet the conditions detailed above can avail themselves of such price protection. We also offer a 90-day limited warranty to our end users that our products will be free from manufacturing defects.

At the time of product shipment, we establish reserves, including reserves under our policies for price protection and other allowances. These reserves are established according to our estimates of the potential for markdown allowances based upon historical rates, expected sales, retailer inventories of products and other factors. Although we believe that the reserves that we have established for customer accommodations are adequate, there is the possibility that actual customer accommodations could exceed our reserves. The effect of this would be a further reduction in our earnings. We cannot predict with certainty the amount or nature of accommodations that will be provided to our customers in future periods.

Increased competition for limited shelf space and promotional support from retailers could affect the success of our business and require us to incur greater expenses to market our products.

Retailers typically have limited shelf space and promotional resources to support any one product among an increasing number of newly introduced entertainment software products. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures. Competitors with more extensive lines, popular products and financial resources frequently have greater bargaining power with retailers. Accordingly, we may not be able to achieve or maintain the levels of support and shelf space that such competitors receive. As a result, sales of our products may be less than expected.

Our activities will require additional financing, which may not be obtainable on acceptable terms, if at all.

As our business expands, we expect to increase our expenses for sales, marketing and product development efforts. Although there can be no assurance, Company management believes that there are sufficient capital resources from operations, including our factoring and purchase order financing arrangements, and from funds received in our recently completed private placement, to finance our operational requirements through October 31, 2004. If we incur operating losses, or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from banks, but there can be no assurance that such funds will be available to us on acceptable terms, if at all. Failure to obtain such financing or obtaining it on terms not favorable to us could have a material adverse effect on future operating prospects and continued growth, as well as diluting investors in this Offering.

Even if a new platform is successful, we must continue to deliver and market products accepted in the marketplace.

Even if we are able to accurately predict which platforms will be most successful, we must deliver and market videogames that are accepted in our extremely competitive marketplace. Prior to 1998, Majesco acted mostly as a distributor of videogames, not a publisher. Development and marketing efforts require substantial investment of time, money, personnel and other resources that we cannot be assured to ever recoup from our final products. In the event we are not successful in developing, licensing, marketing or distributing videogames, our financial conditions, results of operations and future prospects could be materially impacted.

Videogame products typically have market life spans of only three to 12 months. Our new products may not achieve and sustain market acceptance during the short life cycle sufficient to generate revenue to recover our investment in developing the products and to cover our other costs. It is therefore important for us to be able to continue to develop many high quality new products that are popularly received. If we are unable to do this, our business and financial results may be materially negatively affected.

In addition, Microsoft, Sony and Nintendo, currently the largest companies operating in the entertainment hardware and software industry, have the financial resources to withstand significant price competition and to implement extensive advertising campaigns. Many of our other competitors also have far greater financial, technical, personnel and other resources than we do, and many are able to carry larger inventories and adopt more aggressive pricing policies. Prolonged price competition or reduced operating margins could cause a significant decrease in our profits.

Our platform licensors are also competitors and frequently control the manufacturing and access to our videogame products. If they do not approve our products, we will be unable to make sales of our products.

Our intellectual property licenses generally require that we submit new products developed under licenses for approval prior to release. In addition, some of our hardware licensors (such as Sony for the PlayStation 2™, Microsoft for the Xbox™ and Nintendo for the GameCube™ and Game Boy Advance™) are also competitors. While we believe our relationships with our hardware licensors are positive, the potential for delay or refusal to approve or support our products exists. Such occurrences would hurt our business and have a material adverse impact on our financial performance and future growth prospects.

If we are unable to maintain or acquire licenses to intellectual property, we will publish fewer titles and our revenue may decline.

Although we continue to develop our own intellectual property, many of our products are based on or incorporate intellectual property and other character or story rights acquired or licensed from third parties. These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or to include new products in existing licenses. If we are unable to maintain these licenses and obtain additional licenses with significant commercial value, or maintain them at reasonable costs, we will be unable to increase our revenue in the future unless we offset the loss of such revenue with revenue from our independently created material.

If we do not develop products for widely accepted new videogame platforms, our business will suffer.

We derive most of our revenue from the sale of products for play on proprietary videogame platforms of third parties, such as Sony's PlayStation 2™,   Microsoft's Xbox™ and Nintendo's GameCube™ and Game Boy™.   Therefore, the success of our products is driven in large part by the success of new videogame hardware systems and our ability to accurately predict which platforms will be most successful in the marketplace. Technology changes rapidly in our business, and if we fail to anticipate new technologies, the quality, timeliness and competitiveness of our products will suffer. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the platforms for which we are developing products are not released when anticipated or do not attain wide market acceptance, our revenue growth will suffer.

Majesco did not receive the consent of certain of its distributors and licensors with respect to the recently completed merger.

Certain agreements pursuant to which Majesco operates with certain of its distributors and licensors require that Majesco obtain the consent of such distributor or licensor prior to an assignment of the agreement or in some cases, a change of control of Majesco. In connection with the Merger, Majesco did not obtain the consent of certain of its distributors and licensors and such distributors and licensors may have the right to terminate these contracts as a result of Majesco's failure to obtain such consent. While we believe we will be able to obtain such consents, and have already commenced this process, if we are unable to obtain certain of the consents, those distributors and licensors may terminate their contracts with us and such termination could have a material adverse effect on our financial condition and results of operations.

In December 2003, we received a letter of termination from one of our distributors, Vivendi Universal Games International, indicating Vivendi was terminating its existing License and Distribution Agreement with us as a result of the Merger. Although we believe that the basis for the termination is not in accordance with the provisions of the License and Development Agreement, we are currently discussing this termination letter with Vivendi and Vivendi has indicated an interest in entering into a new contract under revised terms, however, there can be no assurance that we will be successful in negotiating a new contract on terms acceptable to us, or at all.

Approximately 55% of our sales for the year ended October 31, 2003 were generated from three (3) customers and, accordingly, the loss of any one such customer could adversely affect our sales.

As of October 31, 2003, three (3) customers accounted for approximately 55% of our sales. While this percentage is due in part to a consolidation of the retail industry generally, and although we are seeking to broaden our customer base, no assurance can be made that our efforts will be successful or that these three (3) customers will not continue to account for a large concentration of our sales. The loss of one or more of these three (3) customers, or any other customer that accounts for a significant portion of our sales, could materially adversely affect our business, operating results, and financial condition.

Our international revenues are subject to currency fluctuations.

We expect foreign sales to continue to account for a growing portion of our revenue. Such sales are subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the dollar. While we may hedge against foreign currency fluctuations, we cannot control translation issues. Any negative impact on our financial condition as a result of currency fluctuation or other international issues can be expected to have a material adverse effect on our results of operations and future operating prospects.

Our intellectual property is vulnerable to misappropriation and the effects of competitive, non-infringing technology.

We own or have rights to use proprietary technology that we believe affords us a current competitive advantage. This technology is not, however, fully protected from infringement by competitors or from the introduction of non-infringing technologies. Our rights and the additional steps we have taken to protect our intellectual property may not be adequate to deter misappropriation, and our proprietary position remains subject to the risk that our competitors or others will independently develop non-infringing technologies substantially equivalent or superior to our technologies.

Intellectual property claims may increase our product costs or require us to cease selling affected products.

Development of original content sometimes results in claims of intellectual property infringement. Although we make reasonable efforts to ensure our products do not violate the intellectual property rights of others, it is possible that third parties still may allege such infringement. Such claims, or litigation resulting therefrom, could require us to stop selling the affected product(s), redesign such product(s) to avoid infringement and/or obtain a license for future sales of such product(s). Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and future business prospects.

We depend heavily on our directors and executive officers and would have difficulty replacing them.

Our future success depends to a significant degree on the skills, experience and efforts of our directors and executive officers. We do not currently have employment agreements with our executive officers and we may not be able to retain their services or those of other key personnel. The loss of these personnel could materially adversely affect our business and our ability to achieve profitability.

We need to attract and retain key personnel and manage our growth effectively in order to remain a successful company.

The market for technical, creative, marketing and other personnel essential to the development of our products and management of our business is extremely competitive. To manage this anticipated growth, we must implement systems and train, manage and integrate our increased employee base. We cannot make assurances we have made adequate allowances for the costs and risks associated with this growth, that our procedures or controls will be adequate to support our operations, or that we will be able to successfully offer and expand our product base. If we cannot successfully recruit and retain the employees we need, our ability to develop and manage our businesses will be impaired. If we are unable to manage our growth effectively, our business could be materially adversely affected.

We are controlled by a small number of stockholders, some of which are key members of our executive management, and such control could prevent the taking of certain actions that may be beneficial to other stockholders.

A significant portion of our voting securities are owned or controlled by various members of the Sutton family. Although each member of the Sutton family may vote their respective shares independently, due to their substantial ownership of our voting securities, together they control the outcome of substantially all matters submitted to a vote of our stockholders, including but not limited to the selection of certain members to our Board of Directors and the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination we may potentially be involved in. Additionally, Morris Sutton is the Chairman of our Board of Directors, Jesse Sutton (Morris' son) is our President and Chief Executive Officer and a member of our Board and Joseph Sutton (Morris' son) is our executive vice president of research and development and a member of our Board, thereby also giving them substantial control over matters considered by the officers and directors of the Company without approval of stockholders.

Anti-takeover provisions in our certificate of incorporation and Delaware law could prevent a potential acquirer from buying your stock.

Anti-takeover provisions of Delaware law may make a change in control of our Company more difficult, even if a change in control would be beneficial to our stockholders. These provisions may allow our board of directors to prevent or make changes in the management and control of our company. Without any further vote or action on the part of the stockholders, the board of directors will have the authority to determine the price, rights, preferences, privileges and restrictions of our preferred stock. This preferred stock may have preference over and impair the rights of the holders of Common Stock. Although the ability to issue preferred stock may provide us with flexibility in connection with possible investment acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval.

Our common stock is subject to penny stock regulation, which may limit the liquidity of our common stock and the ability of our stockholders to sell shares.

Our common stock is subject to regulations of the SEC relating to the market for penny stocks. These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market be delivered to purchasers of penny stocks and imposes various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. Accordingly, there can be no assurance that an active trading market in the Company's shares will be developed or sustained.

Our common stock is thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

There is currently a limited volume of trading in our common stock and on many days there is no trading activity in our common stock. Holders of our common stock may find it difficult to find buyers for their shares at prices quoted in the market, or at all.

Our stock price may be volatile, which could result in substantial losses for investors.

Volatility in the market could cause our stockholders to incur substantial losses. An active public market for our common stock may not develop and the market price of our common stock may become highly volatile particularly as additional information concerning Majesco is released to the market for the first time. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	deviations in our results of operations from the estimates of securities analysts; and

•	future issuances of our Common Stock or other securities.

If we are not current in our periodic filings with the SEC, we could lose our eligibility to trade our securities on the OTC Bulletin Board, which would have an adverse effect on our ability to raise additional funds.

We are required to file annual and quarterly reports with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. To the extent we do not timely file such reports, our securities may no longer be permitted to be traded on the OTC Bulletin Board, and would then be listed on the "pink sheets." Such action would have an adverse affect on our ability to raise additional funds in the future since many potential investors will not invest in companies whose securities are traded on the "pink sheets."

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    As of January 31, 2004, with the participation of the Company's management, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)). In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls.    No change in the Company's internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material developments in our previously reported pending legal proceedings.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On December 5, 2003, we consummated a merger with Majesco, whereby CTTV Merger Sub, our wholly-owned subsidiary, merged with and into Majesco. Pursuant to the merger, the stockholders of Majesco received 15,325,000 shares of our common stock and 925,000 shares of series A convertible preferred stock in exchange for all of the issued and outstanding common stock of Majesco. The 925,000 shares of series A preferred stock that were issued in the Merger are convertible into 65,675,000 shares of common stock at any time after we amend our Certificate of Incorporation to increase our authorized common stock to allow for such conversion. As a result of the Merger, Majesco became our wholly-owned subsidiary and our sole operating business. The shares of common stock and series A convertible preferred stock issued in the merger were issued in reliance upon an exemption from the Securities Act of 1933 set forth in Section 4(2) relating to issuances of securities by an issuer not involving any public offering

During the period from October 1, 2003 through December 5, 2003, we raised $507,200 through the sale of 5,072,000 shares of common stock at $0.10 per share. These sales were made to accredited investors in reliance upon an exemption from the Securities Act of 1933 set forth in Section 4(2) relating to sales by an issuer not involving any public offering. No underwriter was involved with these transactions.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification by the Company's Chief Executive Officer.
31.2	Certification by the Company's Chief Financial Officer.
32.1	Certification by the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On December 22, 2003, the Company furnished a Current Report on Form 8-K under Items 1, 2 and 7.

On January 12, 2004, the Company furnished a Current Report on Form 8-K under Items 4, 7 and 8.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNECTIVCORP
/s/ Jesse Sutton
Jesse Sutton Chief Executive Officer & President Date: March 22, 2004