Form 10-Q
period 2004-04-30
MAJESCO HOLDINGS INC
filed 2004-06-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004	Commission File No. 333-70663

Majesco Holdings Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	606-1529524
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes              No

As of June 12, 2004, there were 80,853,440 shares of the registrant's Common Stock outstanding.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
APRIL 30, 2004 QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	April 30, 2004	October 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,760	$314
Due from factor	8,966	596
Inventory – principally finished goods	4,727	10,995
Capitalized software development costs and prepaid license fees	9,118	3,794
Prepaid expenses	1,639	981
Total current assets	26,210	16,680
Property and equipment - net	763	855
Other assets	68	76
Total assets	$27,041	$17,611
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$7,565	$8,155
Due to financing company	1,027	3,066
Advances from customers	6,696	11,624
Settlement obligations – current portion	2,710	4,000
Loans payable – shareholders – current portion	—	562
Advance from officer	—	200
Total current liabilities	17,998	27,607
Settlement obligations – net of current portion	—	2,710
Capital lease obligations – net of current portion	10	24
Loans payable – shareholders – net of current portion	—	3,000
Warrant liability	69,935	—

Commitments and contingencies

Stockholders' deficiency:
Common stock - $.001 par value; 250,000,000 shares authorized; 80,853,440 shares issued and outstanding; (No par value, 1,000 shares authorized, issued and outstanding at October 31, 2003)	81	300
7% Convertible Preferred Stock - $.001 par value; 3,000 shares authorized; 2,683 issued and outstanding at April 30, 2004	—	—
Additional paid in capital	3,763	—
Accumulated deficit	(64,711)	(16,012)
Accumulated other comprehensive loss	(35)	(18)
Total stockholders' deficiency	(60,902)	(15,730)
Total liabilities and stockholders' deficiency	$27,041	$17,611

See notes to consolidated financial statements.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except for share and per share amounts)

	Three months Ended April 30		Six Months Ended April 30
	2004	2003	2004	2003
	(unaudited)
Net revenues	$17,049	$13,731	$41,668	$27,144
Cost of sales
Product costs	10,021	7,678	25,212	12,755
Software development costs and licenses fees	1,592	1,443	3,524	4,448
	11,613	9,121	28,736	17,203
Gross profit	5,436	4,610	12,932	9,941
Operating expenses
Product research and development	689	519	1,263	1,228
Selling and marketing	2,239	2,774	5,037	5,982
General and administrative	1,280	773	2,965	1,716
Depreciation and amortization	97	94	187	178
	4,305	4,160	9,452	9,104
Operating income	1,131	450	3,480	837
Other costs and expenses
Unrealized (gain)/loss on foreign exchange contract	(233)	—	82	—
Merger costs	—	—	342	—
Interest and financing costs, net	667	613	1,302	1,077
Change in fair value of warrants	49,205	—	49,205
Litigation and settlement expenses	—	60	—	180
Loss before provision for income taxes	(48,508)	(223)	(47,451)	(420)
Provision for income taxes	489	—	489	—
Net loss	$(48,997)	$(223)	$(47,940)	$(420)
Deemed dividend - beneficial conversion charge	759	—	759	—
Preferred stock dividend	339	—	339	—
Net loss attributable to common stock	$(50,095)	$(223)	$(49,038)	$(420)
Basic and diluted net loss attributable to common stockholders per share	$(1.19)	$—	$(1.37)	$—
Weighted average shares outstanding	41,971,730	81,000,000	35,784,903	81,000,000
Net loss	$(48,997)	$(233)	$(47,940)	$(420)
Other comprehensive loss
Foreign currency translation adjustments	—	$(33)	$(17)	$(33)
Comprehensive loss	$(48,997)	$(256)	$(47,957)	$(453)

See notes to consolidated financial statements.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended April 30
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,940)	$(420)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrants	49,205	—
Depreciation and amortization	187	178
Issuance of stock options for services	26	—
Changes in operating assets and liabilities
(Increase) in due from factor - net	(8,370)	(1,755)
Decrease in inventory	6,268	612
(Increase) decrease in capitalized software development costs and prepaid license fees	(5,324)	995
(Increase) decrease in prepaid expenses	(658)	673
Decrease in other assets	8	27
(Decrease) in accounts payable and accrued expenses	(581)	(1,636)
(Decrease) in advances from customers	(4,928)	—
Payment of settlement obligations	(4,000)	(2)
Net cash used in operating activities	(16,107)	(1,328)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(95)	(84)
Net cash used in investing activities	(95)	(84)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings – bank	—	122
(Repayments) borrowings to/from finance company - net	(2,039)	990
(Repayments) borrowings – loans from shareholders – net	(2,562)	508
Principal payments on capital lease obligations	(23)	(21)
Repayment of officer's advances - net	(200)
Distribution to shareholders	—	(103)
Proceeds from private placement, net of expenses	21,489	—
Loan from related party	1,000	—
Net cash provided by (used in) financing activities	17,665	1,496
Effect of exchange rates on cash and cash equivalents	(17)	(33)
Net increase in cash	1,446	51
Cash — beginning of fiscal period	314	692
Cash — end of fiscal period	$1,760	$743
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,302	$1,139
Cash paid for income taxes	$153	—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued in connection with sale of units	$20,730	—
Issuance of 100 Units of 7% preferred stock and warrants in connection with settlement of loans from shareholders	$1,000	—
Issuance of 2,000,000 shares of common stock as repayment of loan from related party	$1,000	—
Deemed dividend arising from beneficial conversion feature of the preferred stock	$759	—

See notes to consolidated financial statements.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(in thousands of dollars)

	Common Stock - no par value		Common Stock - $.001 par value		Series A Preferred Stock - $.001 par value		7% Preferred Stock - $.001 par value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficiency
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Balance - October 31, 2003	1,000	$300								$(16,012)	$(18)	$(15,730)
Capital stock issued to effectuate merger	(1,000)	(300)	15,325,000	$15	925,000	$1			284			—
Common stock issued by Majesco Sales Inc to acquire Connectivcorp			22,853,392	23					(23)			—
Issuance of units pursuant to private placement memorandum, net of related expenses of $4,341							2,583		759			759
Deemed dividend - beneficial conversion charge									759	(759)		—
Surrender of Series A preferred stock with equivalent voting rights of 24,999,952 votes					(352,112)							—
Issuance of common stock:
Upon conversion of Series A preferred stock			40,675,048	41	(572,888)	(1)		—	(40)			—
Upon conversion of loans payable - related party			2,000,000	2					998			1,000
Issuance of units in connection with settlement of loans payable - stockholders							100		1,000			1,000
Issuance of stock options for services rendered									26			26
Net loss										(47,940)		(47,940)
Currency translation adjustment											(17)	(17)
Balance - April 30, 2004	—	—	80,853,440	$81	—	$—	2,683	$—	3,763	$(64,711)	$(35)	$(60,902)

MAJESCO HOLDINGS INC. AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation and Principal Business Activity

On December 5, 2003, Majesco Holdings Inc. (formerly ConnectivCorp) ("MHI") consummated a merger with Majesco Sales Inc. ("MSI") (the "Merger"). As a result of the Merger, MSI became a wholly-owned subsidiary and the sole operating business of MHI (See Note 2). All financial information presented reflects the results of MSI as if MSI had acquired MHI on December 5, 2003.

Majesco Holdings Inc. and subsidiaries ("Majesco" or "Company") is a developer, publisher and marketer of interactive entertainment software. Majesco has released titles for all major video game platforms and handhelds, including Sony's PlayStation and PlayStation (Registered Trademark) 2, Nintendo's N64, Super Nintendo Entertainment System (SNES), Game Boy™, Game Boy™ Color, Game Boy™ Advance and GameCube™, Microsoft's Xbox™, Sega's Dreamcast, Genesis and Game Gear, and the personal computer ("PC"). Additionally, Majesco is a manufacturer of a number of accessories licensed by Nintendo. Majesco's customers include Wal-Mart, Target, Toys "R" Us, Best Buy, Electronics Boutique, Gamestop and other national and regional retailers. Internationally, Majesco's products are published through licensing agreements with other publishers.

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended October 31, 2003 filed on Form 8-K/A on February 18, 2004.

2.    The Merger

On December 5, 2003, Majesco Holdings Inc. consummated a merger with MSI whereby CTTV Merger Corp., a wholly-owned subsidiary, merged with and into MSI and Majesco Holdings Inc. exchanged 15,325,000 shares of common stock and 925,000 shares of Series A preferred stock for all of the issued and outstanding common stock of MSI. The 925,000 shares of Series A preferred stock that were issued in the Merger were convertible into 65,675,000 shares of common stock at any time after MHI amended its certificate of incorporation to increase the authorized common stock to allow for such conversion. Pursuant to the merger agreement, MSI became a wholly-owned subsidiary of Majesco Holdings Inc. For accounting purposes, this merger has been accounted for as a reverse merger with MSI as the accounting acquirer. Costs incurred by the Company, principally professional fees in connection with the Merger, amounting to approximately $342,000, were charged to operations during the quarter ended January 31, 2004.

MHI amended its Certificate of Incorporation on April 13, 2004 to increase its authorized common stock to 250,000,000 shares. In connection with the private placement of securities in February 2004, the holders of the Series A preferred stock surrendered to the Company for cancellation 352,112 shares of Series A preferred stock that were convertible into 24,999,952 shares of common stock. Also, on April 23, 2004 (see Note 7 – Preferred Stock Offering), the holders converted their remaining 572,888 shares of Series A preferred stock into 40,675,048 shares of common stock.

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

Stock Based Compensation.    On March 25, 2004, the Board of Directors granted 3,948,000 options to officers and employees at an exercise price of $1.90 per share and, on April 30, 2004, 100,000 options at an exercise price of $3.63 to a newly elected member of the Board of Directors. The options vest over a three year period and have a ten year term.

The Company accounts for the above mentioned stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the six-month period ended April 30, 2004, the pro forma effect on net loss and net loss per share would have been as follows:

	Three months Ended April 30, 2004	Six Months Ended April 30, 2004
	(in thousands of dollars, except per share amounts)
Net loss attributable to common stock, as reported	$(50,095)	$(49,038)
Stock-based employee compensation expense determined under fair value-based method – net of income tax effect	133	133
Pro forma net loss	$(50,228)	$(49,171)
Weighted average common shares outstanding	41,971,730	35,784,903
Net loss per share – as reported	$(1.19)	$(1.37)
Net loss per share – pro forma	$(1.20)	$(1.37)

The assumptions used for the stock option grants include:

Risk free interest rate (annual)	2.71%
Expected volatility	30%
Expected life	5 Years
Assumed dividends	none

Earnings per share.    Basic and diluted loss per share for the three-month and six month periods ended April 30, 2003 is computed by dividing net loss by the number of shares or voting rights exchanged for the 1,000 MSI shares actually outstanding (15,325,000 shares of common stock and the additional 65,675,000 shares of common stock issuable upon the conversion of the 925,000 shares of preferred stock or 81,000,000, in total). Basic loss per share for the three and six month periods ended April 30, 2004 is computed by dividing net loss by the weighted-average number of common shares outstanding for the periods. Diluted earnings per share for the three and six months ended April 30, 2004 has not been presented since the effect of outstanding options and warrants would be antidilutive.

4.    Settlement Obligation

In August 2003, the U.S. District Court of Massachusetts, in Infogrames Interactive, Inc. v. Majesco Sales Inc., entered judgment against MSI in the approximate amount of $6.7 million pursuant to a breach of contract action. In December 2003, the Company settled the case by agreeing to pay Atari Interactive, Inc. (formerly Infogrames Interactive, Inc.) ("Atari") $6.7 million as follows: (a) $1 million no later than two weeks after signing of the settlement agreement (the "Effective Date"), which amount was borrowed and paid (See Note 5 – Issuance of Common Stock to Related Party); (b) $2.5 million upon the first to occur of (1) the Company receiving a total of $15 million or more in third party financing (subject to various terms and conditions) (the "Financing Date") or (2) June 30, 2004; (c) $1 million on the earlier of one year from the Financing Date or June 30, 2005, with interest at 5% per annum; and (d) $2.2 million on a date which is 42 months from the Effective Date, such payment accruing interest at the rate of 5% per annum from the earlier of the Financing Date or June 30, 2004. As a result of the Preferred Stock Offering (See Note 7 – Preferred Stock Offering) the Company paid $2.5 million to Atari on March 9, 2004.

As more fully described in Part II. Other Information Item 1. "Legal Proceedings" all further obligations to Atari were satisfied by the payment of $1,500,000 in May 2004.

5.    Issuance of Common Stock to Related Party

In November 2003, in connection with the settlement with Atari, MSI borrowed $1 million from the father-in-law of MSI's Chief Executive Officer and President. The loan was convertible into

2,000,000 shares of MHI's common stock at the time as there was a sufficient number of authorized shares of common stock to allow for the conversion of the loan. The loan was converted into common stock in April 2004.

6.    Commitments and Contingencies

The Company may utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. The fair value of foreign currency contracts is estimated based on the spot rate of the hedged currency as of the end of the period. As of April 30, 2004, the fair value of the contract outstanding was approximately $2.9 million, which required the Company to record an unrealized loss of $82,000 during the six-month period ended April 30, 2004 (which was net of a gain of $233,000 for the three months then ended). The risk of counter party nonperformance associated with this contract was not considered to be material. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurance that the Company's hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

At April 30, 2004, the Company is committed under its agreements with certain developers for future milestone and license fee payments aggregating $3.2 million and $10.1 million, respectively.

At April 30, 2004, the Company had open letters of credit aggregating $14.3 million under the Company's purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

In September 2002, Rage Games Limited ("Rage") filed a complaint against MSI in the United States District Court for the District of New Jersey alleging the Company breached its two agreements with Rage and alleged claims based on an unjust enrichment theory, among other claims. Rage has, however, demanded full payment of "all amounts due and owing" under the agreements aggregating $6 million, and royalties based on retail sales. MSI has asserted substantial defenses that the products were not fit for use and has asserted counterclaims for damages, including unjust enrichment in connection with the second agreement.

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

On December 17, 2003 the Company received a letter from the NASD's Market Regulation Department stating that the NASD was conducting a review of unusual trading activity in the Company's common stock between the time of the signing of the letter of intent with respect to the Merger and the date that the Company announced that a letter of intent was signed. There also appeared to have been unusual trading activity around the time of the signing of the definitive agreement for the Merger and prior to the announcement of such signing.

By letter dated April 22, 2004, the NASD indicated that it had concluded its review and thanked the Company for its cooperation in the review. The letter indicated that the NASD referred the matter to the Securities and Exchange Commission (" SEC") for action, if any, the SEC deems appropriate. The letter concluded that "This referral should not be construed as indicating that any violations of the federal securities laws or the NASD Conduct Rules have occurred, or as a reflection upon the merits of the security involved or upon any person who effected transactions in such security." If the Company is sanctioned or otherwise held liable for this trading any such sanctions could have a material adverse effect on the Company's reputation, listing, financial condition, results of operations and liquidity. In addition, it is possible that such matters may give rise to civil or criminal actions.

In May 2004, the Company received a letter from a warrant holder making demand that the Company repurchase for $1.75 million by June 21, 2004 warrants (issued by ConnectivCorp prior to the Merger) to purchase an aggregate of 147,182 shares at $.10 per share. Management does not believe that this put is a valid obligation and intends to contest its validity. However, if this matter proceeds to litigation there is no assurance that the Company will prevail and the cost of such litigation could be significant.

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

7.    Preferred Stock Offering

On February 26, 2004, the Company completed a private placement of securities in which the Company raised approximately $25.8 million in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds of approximately $21.4 million after deducting the placement agent fees and other expenses related to the private placement. In addition, the placement agent received warrants to purchase up to 268 units, exercisable for five years from the date of issuance.

Pursuant to the terms of the private placement, the Company issued 2,583 units, each unit consisting of (i) one share of 7% convertible preferred stock, convertible into 10,000 shares of common stock and (ii) a three year warrant to purchase 10,000 shares of common stock at an exercise price of $1.00 per share.

Each share of 7% preferred stock entitles the holder to receive a 7% cumulative dividend payable solely in shares of common stock, on an annual basis. In addition, the holders of the 7% preferred stock are entitled to share in any dividends paid on the common stock on an "as converted" basis. The holders of the 7% preferred stock are entitled to a liquidation preference equal to the amount invested per share, plus any accrued and unpaid dividends. The 7% preferred stock has voting rights on an "as-converted" basis and votes together with the common stock as one class, except as otherwise required by law. In addition, so long as 51% of the currently outstanding 7% preferred stock remains outstanding, the Company will not issue any capital stock, or securities convertible into capital stock, that is senior to the 7% preferred stock. The Company recorded a deemed dividend of $759,000 in the quarter ended April 30, 2004, relating to the beneficial conversion feature attributable to the 7% preferred stock, after taking into account the value of the warrants issued. The deemed dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

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

The Company used $3.3 million of the net proceeds to pay certain creditors, including $2.5 million for a previously negotiated settlement amount to Atari Interactive, Inc. and approximately $2.5 million to repay portions of loans previously made to the Company by two of the Company's executive officers. In order to satisfy the remaining balance of the loans previously provided by the two executive officers, the Company agreed to issue to them, in the aggregate, 100 units. The Company used the remaining balance of the proceeds for working capital purposes. In connection with the private placement, the holders of the Series A preferred stock surrendered an aggregate of 352,112 shares of their Series A convertible preferred stock, which were convertible into 24,999,952 shares of common stock. Prior to the offering the stockholders also agreed to place 1,000,000 shares of their common stock into escrow for five years to satisfy certain claims that may arise.

All of the former holders of the Company's Series A convertible preferred stock have agreed not to sell or otherwise dispose of any of the Company's securities held by such persons, subject to certain exceptions and without the consent of the placement agent, for a period of one year commencing upon the effectiveness of the registration statement.

The securities sold in the private placement or issuable upon exercise or conversion of securities sold in the private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. The Company agreed to file a registration statement with the SEC, to register for resale the common stock underlying the 7% preferred stock, the warrants, and the securities underlying the placement agent's warrants, which was filed on May 25, 2004. In addition, in the event the registration statement is not declared effective by the SEC by August 23, 2004, the Company shall be obligated to pay liquidated damages to each investor, equal to 3.0% of such investor's initial investment for each 30 day period the registration statement is not declared effective.

In accordance with Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock", the Company has initially accounted for the fair value of the warrants as a liability until the above mentioned registration statement is declared effective. As of the closing date of the private placement the fair value of the warrants was approximately $21 million calculated utilizing the Black-Scholes option pricing model. In addition, changes in the market value of the Company's common stock from the closing date through the effective date of the registration statement will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. (The Company recorded a charge to operations of approximately $49.2 million during the three months ended April 30, 2004 to reflect the change in market value of the warrants.) At the effective date, the fair value of the warrants will be reclassified to equity.

8.    Income Taxes

The provision for income taxes for the three and six-month periods ended April 30, 2004 is based on the Company's estimated annualized tax rate after giving effect to the utilization of available net operating loss carryforwards which arose prior to the Merger and are subject to annual limitations based on change of control and ownership changes, and temporary differences related to certain expenses which were recorded for financial statement purposes in the prior year and not then deductible for tax purposes.

Prior to November 1, 2003, the Company elected to be treated as an S Corporation under the provisions of the Internal Revenue Code and as a result, income taxes were the responsibility of the individual shareholders. Effective November 1, 2003, the Company revoked its S Corporation election.

9.    Stock-Based Compensation Arrangements

On February 13, 2004, the stockholders approved a stock option plan that provides for the granting of options to purchase the Company's common stock. The plan covers employees, directors and consultants and provides for among other things, the issuance of non-qualified options and incentive stock options. As of April 30, 2004, the Company has reserved 10 million shares of common stock for issuance under the plan.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur. Included in the stock option grant on March 25, 2004 (See Note 3—Significant Accounting Policies) were 50,000 options for services rendered for which the Company expensed as a non cash charge to operations approximately $26,000, which is included in selling and marketing expense in the quarter ended April 30, 2004.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to stockholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions generally identify forward-looking statements. While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Our future operating results are subject to risks and uncertainties and are dependent on many factors including, without limitation, the risks identified in this report. For a discussion of further risks associated with our business, please see the "Risk Factors" in "Liquidity and Capital Resources" included in our Quarterly Report on Form 10-Q, for the period ended January 31, 2004. Except as otherwise required by the applicable securities laws, the Company disclaims any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

On December 5, 2003, we consummated a merger with MSI whereby CTTV Merger Corp., our wholly-owned subsidiary, merged with and into MSI. As a result of the Merger, MSI became our wholly-owned subsidiary and sole operating business.

We are a developer, publisher and marketer of interactive entertainment software. Majesco has released titles for all major videogame platforms and handhelds, including Sony's PlayStation and PlayStation® 2, Nintendo's N64, SNES, Game Boy™, Game Boy™ Color, Game Boy™ Advance and GameCube™, Microsoft's Xbox™, Sega's Dreamcast, Genesis and Game Gear, and the personal computer ("PC"). Additionally, Majesco is a manufacturer of a number of accessories licensed by Nintendo.

One of our strengths is our distribution and sales channels. Majesco products are sold at major U.S. retail chains including Wal-Mart, Target, Toys "R" Us, Electronics Boutique, Gamestop, Best Buy and other national and regional retailers. Additionally, we have contractual relationships with game rental outlets such as Blockbuster, Hollywood Video and RenTrak.

Although we began operations primarily as a seller of overstock or republished "value" videogames, we have shifted focus and product mix increasingly toward proprietary multiplatform video games and related products. An example of our proprietary videogames includes the BloodRayne title. Launched in October 2002, the title has generated major consumer interest worldwide. In addition, we have sold the movie rights associated with the BloodRayne title to Brightlight Pictures (Alone in the Dark, House of the Dead), entered into a strategy guide deal with Prima Publishing, and licensed custom controller rights. We are also in discussions to develop an animated series featuring the BloodRayne character, as well as collectible action figures, comic books, and character and logo-bearing merchandise based on the character. BloodRayne 2, a videogame sequel, is currently in development and expected to be released in October 2004.

A new proprietary videogame scheduled for release in September 2004, is Advent Rising, an epic science-fiction action game with dialogue written by Hugo and Nebula award winning novelist, Orson Scott Card. The title has already been selected as one of the Top Games of 2004 by Official Xbox™ Magazine and garnered over 30 pages of print editorial (exposing it to well over three million videogame enthusiasts) and numerous online plaudits.

We are one of the leading publishers of software for the Nintendo Game Boy™ Advance (GBA). As a result of Majesco's experience with developing games for this platform, we have developed a proprietary compression technology that enables gamers to view color video and stereo audio on a standard Nintendo Game Boy™ Advance System. This officially licensed, proprietary technology enables consumers to view video on a Game Boy™ Advance using a standard GBA cartridge. No other hardware peripheral is required and all the user needs to do is insert a regular GBA cartridge into the Game Boy Advance in order to turn it into a personal video player. Licensing agreements have been signed with Nickelodeon, 4Kids Entertainment, Cartoon Network, DIC Entertainment and FUNimation and in addition we are in negotiations with other major movie studios and television networks to obtain additional content. A significant public relations and marketing campaign, with support from Nintendo, will support the launch of this product in the second calendar quarter of 2004.

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

We have identified the policies below as critical of our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 – Notes to Consolidated Financial Statements for the year ended October 31, 2003 included in Form 8K/A as filed with the SEC on February 18, 2004.

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

Recent Accounting Pronouncements.    We do not believe that any recently issued, but not yet effective accounting standards will have a material effect on our consolidated financial position, results of operations or cash flows.

Results of operations

Three months ended April 30, 2004 versus the three months ended April 30, 2003

Net revenues for the three-month period ended April 30, 2004 increased 24% to $17.0 million, up from $13.7 million in the same period in 2003. Sales were driven primarily by Game Boy Advance handheld titles which accounted for 79% of all units sold in the 2004 quarter compared to 37% in the comparable 2003 quarter. The strong increase in Game Boy Advance sales was the direct result of a concerted effort on the part of management to concentrate on "catalogue" and "value priced" products including newly developed products for this price category. Also contributing to the increase in net revenues was the initial release of five titles of Game Boy Advance Video, which represented 12% of the units shipped in the 2004 period.

Gross profit increased to $5.4 million for the three-month period ended April 30, 2004 from $4.6 million in the comparable 2003 period due to the increase in net revenues. As a percentage of net revenues, gross profit declined to 32% in the 2004 quarter from 34% in the comparable 2003 quarter. This reduction in margin primarily reflects the higher mix of catalogue and value priced Game Boy Advance handheld titles. In addition, the initial sales of Game Boy Advance Video titles included titles with higher acquisition costs. Although there can be no assurance, the gross margin in subsequent periods is expected to improve with the change in product mix.

Product research and development costs increased approximately $170,000 to $689,000 in the 2004 quarter from $518,000 in the comparable 2003 quarter, a 33% increase. This increase is mainly due to increased employee costs for quality assurance related to the initial launch of Game Boy Video and increased employee attendance at the Game Developers Conference.

Selling and marketing expenses decreased $535,000 in the current quarter to $2.2 million from $2.8 million in the comparable quarter last year, an improvement of approximately 24%. The decrease in expense is due mostly to the absence of provisions for marketing expense in the current period which were necessary in the prior year period to promote sell through of frontline product at the retail level. Selling and marketing expenses as a percentage of net revenues improved to 13% in the three-month period ended April 30, 2004 compared to 20% in the comparable 2003 period.

General and administrative expenses increased 66% to $1.3 million in the three-month period ended April 30, 2004 from $773,000 in the comparable 2003 period. This increase is due primarily to increases in expenses which are being incurred as a result of becoming a public company. Such costs relate to additional staffing, increased professional fees and other costs associated with public filings.

Operating income of $1.1 million for the three months ended April 30, 2004 is an improvement of 150% from $450,000 in the comparable three-month period in 2003. As a percentage of net revenues, operating income increased to 6.6% in the current year from 3.2% in the comparable period last year offsetting the erosion at the gross profit level. The increase in operating income is due to favorable market acceptance to the Game Boy Advance products and the introduction of Game Boy Advance Video. A shift in emphasis to drive the potential of this platform also resulted in a reduction in marketing expenditures which are typically higher with console based platforms.

Interest expense and financing costs increased to $667,000 in the 2004 period, up from $614,000 in the comparable 2003 period due primarily to higher levels of purchase order financing associated with the higher sales volume, net of lower negotiated financing terms.

During the three-month period ended April 30, 2004 an unrealized gain of $233,000 relating to a foreign exchange contract was recorded. There was no corresponding transaction in the comparable 2003 period.

In accordance with EITF 00-19, we recorded a non-cash charge of approximately $49.2 million related to the warrants issued in the private placement in the three-month period ended April 30, 2004. This non-cash charge to earnings represents the difference in the fair value of the warrants at the time of issuance of the warrants and at April 30, 2004 and was calculated using the Black-Scholes option pricing model. At such time as the registration of the underlying common stock becomes effective, the fair value of the warrant liability will be reclassified to equity (see Note 7 to Consolidated Financial Statements).

A provision for income taxes of $489,000 was recorded in the three months ended April 30, 2004. There was no provision in the comparable 2003 period as we elected to be treated as an S Corporation under the Internal Revenue Code and as a result, income taxes were the responsibility of the individual shareholders. Effective November 1, 2003, we revoked our S Corporation election.

For the three-month period ended April 30, 2004, we generated a net loss of $49.0 million, principally as a result of the $49.2 million non-cash charge related to the warrants in connection with the private placement, as compared to a net loss of approximately $200,000 in the prior year. Excluding the non-cash charge we would have reported net income for the period of $.2 million.

The net loss applicable to common stock for the three months ended April 30, 2004 of $50.0 million includes the net loss after taxes of $49.0 million, $759,000 non-cash charge related to a deemed dividend to the holders of the 7% convertible preferred stock and the $339,000 preferred stock dividend payable in common stock. The deemed dividend represents the beneficial conversion feature of the 7% preferred stock, after taking into account the value of the warrants issued.

Six months ended April 30, 2004 versus six months ended April 30, 2003

Net revenues for the six months ended April 30, 2004 were $41.7 million which represents an increase of 54% over net revenues of $27.1 million in the same period in 2003. This increase is due primarily to the higher unit volumes of Game Boy Advance hand-held titles which accounted for 83% of total units sold compared to 44% in the six-month period in 2003. Also contributing to the increase in net revenues was the initial release of five Game Boy Advance Video titles which represented 5% of total units sold in the six-month period ended April 30, 2004.

Gross profit increased to $12.9 million in the six months ended April 30, 2004 from $9.9 million in the comparable six-month 2003 period, an increase of 30%. Gross profit as a percentage of net revenues decreased to 31% in the six-month 2004 period from 37% in the comparable 2003 period. The shift in gross profit as a percentage of net revenues is largely due to the higher mix of "value priced" and "catalogue" Game Boy Advance hand held titles and lower profit margins relating to initial sales of Game Boy Advance Video titles. Although there can be no assurances, we expect that gross margins will increase later quarters with the release of other Video titles having lower content acquisition cost and new frontline console games.

Product research and development costs for the six-month period ended April 30, 2004 were $1.3 million, an increase of 3% compared to $1.2 million in the six-month period in 2003. The nominal increase is mostly employee related.

Selling and marketing expenses consist mainly of fulfillment and shipping expenses, advertising and other promotional expenses and related employee costs. For the six-month period ended April 30, 2004, selling and marketing expenses decreased to $5.0 million from $5.9 million in the comparable 2003 period. The 16% decrease is due primarily to lower promotion expense related to frontline products partially offset by increased freight and fulfillment on higher sales volumes. Selling and marketing expenses as a percentage of net revenues decreased to 12% in the six-month period ended April 30, 2004 compared to 22% in the same 2003 period.

General and administrative expenses primarily represent employee related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. These expenses for the six-month period ended April 30, 2004 were $2.9 million compared to $1.7 million in the comparable 2003 period. The 67% increase is primarily due to a $577,000 charge for bad debts as a result of the Kay-Bee Toys bankruptcy and additional employee costs, professional fees, insurance and services costs incurred as a result of being a public company.

Depreciation expense for the six-month period ended April 30, 2004 increased to $187,000 from $178,000 in the same 2003 period due primarily to office equipment purchases.

Operating income of $3.5 million for the six months ended April 30, 2004 improved $2.6 million, or 315% from $837,000 in the comparable six-month period in 2003. As a percentage of net revenues, operating income increased to 8.4% in the current year from 3.1% in the comparable period last year, offsetting the erosion at the gross profit level. The increase in operating income is due to favorable market acceptance to the Game Boy Advance products and the introduction of Game Boy Advance Video. A shift in emphasis to drive the potential of this platform also resulted in a reduction in marketing expenditures which are typically higher with console based platforms.

Interest expense and financing costs increased approximately 21% to $1.3 million in the six-month period ended April 30, 2004 from $1.1 million in the same 2003 period as a result of increased volumes subject to purchase order financing, offset by a reduction in financing rates.

An unrealized loss of approximately $82,000 relating to a foreign exchange contract (see Note 6 to Consolidated Financial Statements) was recorded in the six-month period ended April 30, 2004. There was no corresponding gain or loss in the same period last year.

Merger costs of approximately $342,000 were incurred by Majesco in the first quarter of 2004 and consist primarily of professional fees and are non-recurring.

In accordance with EITF 00-19, we recorded a non-cash charge of approximately $49.2 million related to the warrants issued in the private placement in the three-month period ended April 30, 2004. This non-cash charge to earnings represents the difference in the fair value of the warrants at the time of issuance of the warrants and at April 30, 2004 and was calculated using the Black-Scholes option pricing model. At such time as the registration of the underlying common stock becomes effective, the fair value of the warrant lability will be reclassified to equity (see Note 7 to Consolidated Financial Statements).

A provision for income taxes of $489,000 was recorded in the six months ended April 30, 2004. There was no provision in the comparable 2003 period as we elected to be treated as an S Corporation under the Internal Revenue Code and as a result, income taxes were the responsibility of the individual shareholders. Effective November 1, 2003, we revoked our S Corporation election.

For the six-month period ended April 30, 2004, we generated a net loss of $47.9 million, principally as a result of the $49.2 million charge related to the warrants in the private placement, as compared to a net loss of approximately $420,000 in the prior year. Excluding the non-cash charge we would have reported net income for the period of $1.3 million.

The net loss applicable to common stock for the six months ended April 30, 2004, of $49.0 million includes the net loss after taxes of $47.9 million and the $759,000 non-cash charge related to a deemed dividend to the holders of the 7% convertible preferred stock and the $339,000 preferred stock dividend payable in common stock. The deemed dividend represents the beneficial conversion feature of the 7% preferred stock, after taking into account the value of the warrants issued.

Liquidity and Capital Resources

On February 26, 2004, we completed a private placement of units consisting of preferred stock and warrants in which we raised approximately $25.8 million in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds to the Company of approximately $21.4 million after deducting the fees and other expenses related to the financing. In connection with the private placement, the holders of the Series A preferred stock surrendered an aggregate of 352,112 shares of their Series A preferred stock, which were convertible into approximately 25,000,000 shares of common stock. With respect to the warrants to purchase common stock issued in connection with the private placement as a result of (i) the closing price of our common stock being greater than $2.50 per share and (ii) the average daily trading volume was greater than 75,000 shares for a 60 consecutive calendar day period which ended on May 31, 2004, the warrants are eligible to be called by us for redemption which redemption will not take effect until such time as a registration statement for resale of the shares of common stock underlying the warrants has been declared effective. If the warrants are called and if they are exercised for cash we would receive gross proceeds of approximately $26.8 million. While we are considering to call the warrants, there can be no assurance that we will do so or that if we do call the warrants, that the warrant holders would exercise their right to purchase the common stock.

We used $3.3 million of the net proceeds to pay certain creditors, including $2.5 million for a previously negotiated settlement amount to Atari Interactive, Inc. and approximately $2.5 million to repay portions of loans previously made to us by two of our executive officers. In order to satisfy the remaining balance of the loans previously provided by the two executive officers, we agreed to issue to them, in the aggregate, 100 units. We will use the remaining balance of the proceeds for working capital purposes.

In accordance with Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock", we have initially accounted for the fair value of the warrants as a liability until the above mentioned registration statement is declared effective. As of the closing date of the private placement the fair value of the warrants was approximately $21 million calculated utilizing the Black-Scholes option pricing model. In addition, changes in the market value of our common stock from the closing date through the effective date of the registration statement will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. (We recorded a charge to operations of $49.2 million during the three months ended April 30, 2004 to reflect the change in market value of the warrants). At the effective date, the fair value of the warrants will be reclassified to equity and, accordingly, the net effect of the application of the EITF would not be expected to have a material impact on our financial position and our business.

In May 2004, we received a letter from a warrantholder making demand that we repurchase for $1.75 million by June 21, 2004 warrants (issued by ConnectivCorp prior to the Merger) to purchase an aggregate of 147,182 shares at $.10 per share. Management does not believe that this put is a valid obligation and intends to contest its validity. However, if this matter proceeds to litigation there is no assurance that we will prevail and the cost of such litigation could be significant.

In the opinion of management, upon the advice of counsel, we have made adequate provision for potential liability, if any, arising from litigation and other claims. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Although there can be no assurance, management believes that there are sufficient capital resources from operations, including our factoring and purchase order arrangements, and as a result of the proceeds received in our private placement, to finance our operational requirements through October 31, 2004, including the funding of development, production, marketing and the sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products. Although there can be no assurances, we also may be able to obtain additional funds through the exercise of the warrants sold in the private placement as discussed above. If we incur operating losses, or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from banks, but there can be no assurance that such funds will be available to us on acceptable terms, if at all. Failure to obtain such financing or obtaining it on terms not favorable to us could have a material adverse effect on future operating prospects and continued growth.

Cash Flows

Cash was $1.7 million at April 30, 2004 compared to $744,000 at April 30, 2003. The proceeds from the private placement in February 2004 were principally used to finance the conversion of the working capital deficiency of $10.9 million at October 30, 2003 into positive working capital of $8.3 million at April 30, 2004.

For the six months ended April 30, 2004 approximately $16.1 million was used by operations. The usage of cash was attributable to the increase in due from factor of $8.4 million, decrease in advances from customer of $4.9 million, increased development and software costs of $5.3 million, increased prepaid expenses of $700,000, increases in accounts payable and accrued expenses of $800,000 and a $4.0 million pay down of the settlement obligation, partially offset by a decrease in inventory of $6.3 million.

Cash used in investing activities related to capital expenditures of $95,000.

Cash generated from financing activities for the six months ended April 30, 2004 was $17.7 which included the aforementioned $21.4 million in net proceeds from the private placement and a loan from a related party of $1.0 million. The proceeds from the financings were used for working capital and $2.0 million was used to repay borrowings to the finance company and an additional $2.8 million was used to repay loans from shareholders and an officer.

We expect continued volatility in the use of cash due to the seasonality of the business, receivable payment cycles and quarterly working capital needs to finance its publishing businesses and growth objectives.

At April 30, 2004 we do not currently have any material commitments with respect to any capital expenditures.

At April 30, 2004 we are committed under agreements with certain developers for future milestone and license fee payments aggregating $3.2 million and $10.1 million, respectively.

At April 30, 2004 we had open letters of credit aggregating $14.3 million under our purchase order assignment arrangement for inventory to be delivered during the subsequent quarter.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    As of April 30, 2004, with the participation of our management, the Chief Executive Officer and Chief Financial Officer of the Company evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)). In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls.    No change in the Company's internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

As previously disclosed in our public filings, we entered into a settlement agreement with Atari Interactive, Inc. in settlement of that certain judgment entered by the US District Court of Massachusetts against Majesco Sales Inc., our wholly-owned subsidiary and sole operating company, in the approximate amount of $6.7 million, pursuant to a breach of contract action. On May 11, 2004, in exchange for a one-time payment of $1.5 million by the Company to Atari, paid on May 21, 2004, Atari agreed to a complete release of the Company from (i) any further obligations ($2.7 million and accrued interest); (ii) all restrictions contained in the settlement agreement; and (iii) all obligations of any nature whatsoever with regard to the judgment. Prior to such date, we had paid $4.0 million to Atari pursuant to the terms of the settlement agreement.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 26, 2004, we raised gross proceeds of approximately $25.8 million in a private placement in which we issued to accredited investors 2,583 units, each unit consisting of (i) one share of our 7% convertible preferred stock, convertible into 10,000 shares of our common stock and (ii) a three year warrant to purchase 10,000 shares of our common stock at an exercise price of $1.00 per share. The net proceeds of the private placement were used as follows: (i) approximately $3.3 million to pay certain creditors, including part of the previously negotiated settlement amount to Atari; (ii) approximately $2.5 million to repay portions of loans previously made to us by Jesse Sutton, our President and Chief Executive Officer, and Joseph Sutton, our Executive Vice President of Research & Development; and (iii) the remainder for working capital purposes. In addition, JMP Securities LLC, the placement agent in the private placement, received a warrant to purchase up to 268 units, such units to be on the same terms as such were issued to the investors.

The sales and issuances described above were made in reliance upon an exemption from the Securities Act of 1933 set forth in Section 4(2) relating to sales by an issuer not involving any public offering.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On February 13, 2004, a majority of stockholders, representing 73% of the then outstanding common stock executed a written consent of stockholders in lieu of a meeting whereby the following matters were approved: (i) the amendment of our Certificate of Incorporation to change the name of ConnectivCorp to "Majesco Holdings Inc." and to increase the authorized number of shares of our common stock from 40,000,000 to 250,000,000; (ii) the adoption of our 2004 Employee, Director and Consultant Stock Option Plan allowing us to grant options to purchase shares of our common stock and make awards of stock; and (iii) the issuance of an aggregate of 100 "units" (as such term is described above in item 2), to Jesse Sutton, our President and Chief Executive Officer, and Joseph Sutton, our Executive Vice President of Research and Development as partial repayment of outstanding loans previously made to Majesco Sales Inc. by such persons.

Subsequently, in accordance with federal securities law, these matters became effective on April 13, 2004.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certificate of Chief Executive Officer.
32.2	Section 1350 Certificate of Chief Financial Officer.

(b) Reports on Form 8-K

On February 6, 2004, the Company furnished a Current Report on Form 8-K under Item 5.

On February 11, 2004, the Company furnished a Current Report on Form 8-K under Items 7 and 12.

On February 17, 2004, the Company furnished an Amendment No. 1 to its Current Report on Form 8-K, dated January 5, 2004 and filed on January 12, 2004, under Item 4.

On February 18, 2004, the Company furnished an Amendment No. 1 to its Current Report on Form 8-K, dated December 5, 2003 and filed on December 22, 2004, under Items 1 and 7.

On February 19, 2004, the Company furnished an Amendment No. 2 to its Current Report on Form 8-K, dated December 5, 2003 and filed on December 22, 2004, under Items 1 and 7.

On March 19, 2004, the Company furnished a Current Report on Form 8-K under Items 7 and 12.

On April 8, 2004, the Company furnished a Current Report on Form 8-K under Items 5 and 7.

On April 27, 2004, the Company furnished a Current Report on Form 8-K under Items 5 and 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO HOLDINGS INC.
/s/ Jesse Sutton
Jesse Sutton Chief Executive Officer & President Date: June 14, 2004