Form 10-Q
period 2004-07-31
MAJESCO HOLDINGS INC
filed 2004-09-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004	Commission File No. 333-70663

Majesco Holdings Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	606-1529524
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes                   No

As of September 13, 2004, there were 80,995,930 shares of the registrant's Common Stock outstanding.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
JULY 31, 2004 QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	July 31, 2004	October 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$336	$314
Due from factor – net	7,499	596
Inventory of finished goods	4,751	10,995
Capitalized software development costs and prepaid license fees – current portion	10,221	3,794
Prepaid expenses	1,298	981
Total current assets	24,105	16,680
Property and equipment – net	768	855
Capitalized software development costs and prepaid license fees	1,000	—
Other assets	286	76
Total assets	$26,159	$17,611
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$7,080	$8,155
Accrued royalties payable	5,599	—
Accrued taxes	968	—
Due to financing company	—	3,066
Advances from customers	1,931	11,624
Settlement obligations – current portion	—	4,000
Loans payable – shareholders – current portion	—	562
Advance from officer	—	200
Total current liabilities	15,578	27,607
Settlement obligations – net of current portion	—	2,710
Capital lease obligations – net of current portion	—	24
Loans payable – shareholders – net of current portion	—	3,000
Warrant liability	51,081	—
Commitments and contingencies
Stockholders' deficiency:
Common stock - $.001 par value; 250,000,000 shares authorized; 80,995,930 shares issued and outstanding; (40,000,000 shares authorized, 15,325,000 issued and outstanding at October 31, 2003)	81	15
Series A Convertible Preferred stock - $.001 par value; 1,000,000 shares authorized; 925,000 shares issued and outstanding at October 31, 2003	—	1
7% Convertible Preferred Stock - $.001 par value; 3,000 shares authorized; 2,683 issued and outstanding at July 31, 2004	—	—
Additional paid in capital	(12,361)	284
Accumulated deficit	(28,174)	(16,012)
Accumulated other comprehensive (loss)	(46)	(18)
Total stockholders' deficiency	(40,500)	(15,730)
Total liabilities and stockholders' deficiency	$26,159	$17,611

See notes to consolidated financial statements.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except for share and per share amounts)

	Three months Ended July 31		Nine Months Ended July 31
	2004	2003	2004	2003
	(unaudited)
Net revenues	$33,971	$3,995	$75,639	$31,139
Cost of sales
Product costs	19,330	2,304	44,542	15,059
Software development costs and licenses fees	7,562	156	11,086	4,604
	26,892	2,460	55,628	19,663
Gross profit	7,079	1,535	20,011	11,476
Operating expenses
Product research and development	696	633	1,959	1,861
Selling and marketing	2,955	1,727	7,992	7,709
General and administrative	1,436	944	3,824	2,840
Bad debt expense	—	—	577	—
Gain on settlement renegotiation	(1,200)	—	(1,200)	—
Depreciation and amortization	124	89	311	267
	4,011	3,393	13,463	12,677
Operating income (loss)	3,068	(1,858)	6,548	(1,201)
Other (income) and expenses
Unrealized loss on foreign exchange contract	13	—	95	—
Merger costs	—	—	342	—
Interest and financing costs, net	625	346	1,927	1,423
Change in fair value of warrants	(18,854)	—	30,351	—
Income (loss) before provision for income taxes	21,284	(2,204)	(26,167)	(2,624)
Provision for income taxes	759	—	1,248	—
Net income (loss)	20,525	(2,204)	(27,415)	(2,624)
Deemed dividend – beneficial conversion charge	—	—	759	—
Preferred stock dividend	470	—	809	—
Net income (loss) attributable to common stock	$20,055	$(2,204)	$(28,983)	$(2,624)
Net income (loss) attributable to common stockholders per share:
Basic	$.25	$(.14)	$(.57)	$(.17)
Diluted	$.16	$(.14)	$(.57)	$(.17)
Weighted average shares outstanding:
Basic	80,859,635	15,325,000	50,919,485	15,325,000
Diluted	131,898,249	15,325,000	50,919,485	15,325,000
Net income (loss)	$20,525	$(2,204)	$(27,415)	$(2,624)
Other comprehensive (loss)
Foreign currency translation adjustments	(11)	$—	$(28)	$(33)
Comprehensive income (loss)	$20,514	$(2,204)	$(27,443)	$(2,657)

See notes to consolidated financial statements.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,415)	$(2,624)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrants	30,351	—
Gain on settlement renegotiation	(1,200)
Depreciation and amortization	311	265
Issuance of stock options for services	26	—
Changes in operating assets and liabilities
(Increase) decrease in due from factor – net	(6,903)	1,553
Decrease in inventory	6,244	584
(Increase) in capitalized software development costs and prepaid license fees	(7,427)	(1,298)
(Increase) decrease in prepaid expenses	(317)	671
(Increase) decrease in other assets	(210)	27
(Decrease) in accounts payable and accrued expenses	(1,075)	(2,215)
Increase in royalties payable	5,599	—
Increase in taxes payable	968	—
(Decrease) increase in advances from customers	(9,693)	1,910
Payment of settlement obligations	(5,510)	—
Net cash used in operating activities	(16,251)	(1,127)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(224)	(125)
Net cash used in investing activities	(224)	(125)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings – bank	—	110
(Repayments) borrowings – finance company – net	(3,066)	257
(Repayments) borrowings – loans from shareholders – net	(2,562)	437
Principal payments on capital lease obligations	(24)	(32)
Repayment of officer's advances – net	(200)	—
Proceeds from private placement, net of expenses	21,377	—
Loan from related party	1,000	—
Distribution to shareholders	—	(103)
Net cash provided by financing activities	16,525	669
Effect of exchange rates on cash and cash equivalents	(28)	11
Net increase in cash	22	(570)
Cash — beginning of period	314	692
Cash — end of period	$336	$122
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,927	$1,397
Cash paid for income taxes	$171
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued in connection with sale of units	$20,730
Issuance of 100 Units of 7% preferred stock and warrants in connection with settlement of loans from shareholders	$1,000
Issuance of 2,000,000 shares of common stock as repayment of loan from related party	$1,000
Deemed dividend arising from beneficial conversion feature of the preferred stock	$759

See notes to consolidated financial statements.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(in thousands of dollars)

	Common stock - $.001 par value		Series A Preferred Stock - $.001 par value		7% Preferred Stock - $.001 par value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficiency
	Number	Amount	Number	Amount	Number	Amount
Balance - October 31, 2003	15,325,000	$15	925,000	$1			$284	$(16,012)	$(18)	$(15,730)
Reclassification of accumulated deficit as a result of revocation of S Corporation election							(16,012)	16,012		—
Common stock issued by Majesco Sales Inc to acquire ConnectivCorp	22,853,392	23					(23)			—
Issuance of units pursuant to private placement memorandum, net of related expenses of $4,453					2,583		647			647
Deemed dividend - beneficial conversion charge							759	(759)		—
Surrender of Series A preferred stock with equivalent voting rights of 24,999,952 votes			(352,112)	—						—
Issuance of common stock:
Upon conversion of Series A preferred stock	40,675,048	41	(572,888)	(1)		—	(40)			—
Upon conversion of loans payable - related party	2,000,000	2					998			1,000
Upon exercise of warrants	142,490	—
Issuance of units in connection with settlement of loans payable - stockholders					100		1,000			1,000
Issuance of stock options for services rendered							26			26
Net loss								(27,415)		(27,415)
Foreign currency translation adjustment									(28)	(28)
Total comprehensive loss										(27,443)
Balance - July 31, 2004	80,995,930	$81	—	$—	2,683	$—	(12,361)	$(28,174)	$(46)	$(40,500)

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

Majesco Holdings Inc. and subsidiaries ("Majesco" or "Company") is a developer, publisher and marketer of interactive entertainment software. Majesco has released titles for all major video game platforms and handhelds, including Sony's PlayStation and PlayStationTM 2, Nintendo's N64, Super Nintendo Entertainment System (SNES), Game BoyTM , Game BoyTM Color, Game BoyTM Advance and GameCubeTM , Microsoft's XboxTM , Sega's Dreamcast, Genesis and Game Gear, and the personal computer ("PC"). Additionally, Majesco is a manufacturer of a number of accessories licensed by Nintendo. The Company's target audiences range from game enthusiasts and children to mass-market consumers and "value-priced" buyers. Majesco's customers include Wal-Mart, Target, Toys "R" Us, Best Buy, Electronics Boutique, Gamestop and other national and regional retailers, discount store chains and specialty retailers. Internationally, Majesco's products are published through licensing agreements with other publishers.

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

2.    The Merger

On December 5, 2003, MHI consummated a merger with MSI whereby CTTV Merger Corp., a wholly-owned subsidiary, merged with and into MSI and MHI exchanged 15,325,000 shares of common stock and 925,000 shares of Series A preferred stock for all of the issued and outstanding common stock of MSI. The 925,000 shares of Series A preferred stock that were issued in the Merger were convertible into 65,675,000 shares of common stock at any time after MHI amended its certificate of incorporation to increase the authorized common stock to allow for such conversion. Pursuant to the merger agreement, MSI became a wholly-owned subsidiary of MHI. For accounting purposes, this merger has been accounted for as a reverse merger with MSI as the accounting acquirer. Costs incurred by the Company, principally professional fees in connection with the Merger, amounting to approximately $342,000, were charged to operations during the quarter ended January 31, 2004.

MHI amended its Certificate of Incorporation on April 13, 2004 to increase its authorized common stock to 250,000,000 shares. In connection with the private placement of securities in February 2004, the holders of the Series A preferred stock surrendered to the Company for cancellation 352,112 shares of Series A preferred stock that were convertible into 24,999,952 shares of common stock. Also, on April 23, 2004, the holders converted their remaining 572,888 shares of Series A preferred stock into 40,675,048 shares of common stock.

3.    Summary of Significant Accounting Policies

Revenue Recognition.    The Company recognizes revenue upon shipment of its product when title and risk of loss are transferred. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. Revenue, including sales to resellers and distributors, is recognized when these conditions are met.

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

Software Development Costs and Intellectual Property Licenses.    Software development costs include milestone payments made to independent software developers under development arrangements. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to development costs. Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the Company's products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a liability, (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.

Commencing upon the related product's release, capitalized software development and property licenses costs are amortized to cost of sales based upon the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and intellectual property licenses is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Stock Based Compensation.    On March 25, 2004, the Board of Directors granted 3,948,000 options to purchase common stock to officers and employees at an exercise price of $1.90 per share. On April 30, 2004 and June 3, 2004, the Board granted 100,000 options to each of the 2 newly elected member of the Board of Directors at exercise prices of $3.63 and $3.00, respectively. In addition on May 13, 2004, 50,000 options were granted to a consultant at an exercise price of $4.00 per share. The options vest over a three year period and have a ten year term.

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

If the Company had recognized compensation expense, in accordance with SFAS No. 123 and 148, based upon the fair value at the grant date for options granted to employees, officers and directors during the nine-month period ended July 31, 2004, the pro forma effect on net income (loss) and net income (loss) loss per share would have been as follows:

	Three months Ended July 31, 2004	Nine Months Ended July 31, 2004
	(in thousands of dollars, except per share amounts)
Net income (loss) attributable to common stock, as reported	$20,055	($28,983)
Stock-based employee compensation expense determined under fair value-based method – net of income tax effect	137	185
Pro forma net income (loss)	$19,918	$(29,168)
Earnings (loss) per share -
Basic - as reported	$.25	$(.57)
Diluted - as reported	$.16	$(.57)
Basic - proforma	$.25	$(.57)
Diluted - proforma	$.15	$(.57)

The assumptions used for the stock option grants include:

Risk free interest rate (annual)	2.71%
Expected volatility	30%
Expected life	5 Years
Assumed dividends	none

Earnings per share.    Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding in the applicable period. Diluted earnings per share for the quarter ended July 31, 2004 reflects the dilutive effect of the preferred stock, stock options and warrants that may be converted into common shares. Diluted earnings per share has not been presented for the other periods presented because the impact of the conversion or exercise, as applicable, of the 7% preferred stock (26,580,000); stock options (4,050,000); warrants (26,580,000) and placement agent warrants (5,360,000) would be antidilutive. For purposes of diluted earnings per share for the three months ended July 31, 2004, the $470,000 preferred stock dividend has been added back to net income attributable to common stock.

4.    Settlement Obligation

In August 2003, the U.S. District Court of Massachusetts, in Infogrames Interactive, Inc. v. Majesco Sales Inc., entered judgment against MSI in the approximate amount of $6.7 million pursuant to a breach of contract action. In December 2003, the Company settled the case by agreeing to pay Atari Interactive, Inc. (formerly Infogrames Interactive, Inc.) ("Atari") $6.7 million as follows: (a) $1 million no later than two weeks after signing of the settlement agreement (the "Effective Date"), which amount was borrowed and paid (See Note 5 – Related Party Transactions); (b) $2.5 million upon the first to occur of (1) the Company receiving a total of $15 million or more in third party financing (subject to various terms and conditions) (the "Financing Date") or (2) June 30, 2004; (c) $1 million on the earlier of one year from the Financing Date or June 30, 2005, with interest at 5% per annum; and (d) $2.2 million on a date which is 42 months from the Effective Date, such payment accruing interest at the rate of 5% per annum from the earlier of the Financing Date or June 30, 2004. As a result of the Preferred Stock Offering (See Note 7 – Preferred Stock Offering) the Company paid $2.5 million to Atari on March 9, 2004 and in addition paid $500,000 in accordance with the terms of the settlement.

As more fully described in "Part II – Item 1 – Legal Proceedings" all further obligations to Atari were satisfied by the payment of $1,500,000 in May 2004 resulting in a gain on the settlement renegotiation of $1.2 million recorded in the three month period ended July 31, 2004.

5.    Related Party Transactions

In November 2003, in connection with the settlement with Atari, MSI borrowed $1 million from the father-in-law of MSI's then Chief Executive Officer and President. The loan was convertible into 2,000,000 shares of MHI's common stock at the time there was a sufficient number of authorized shares of common stock to allow for the conversion of the loan. The loan was converted into common stock in April 2004.

The Company utilized approximately $2.5 million from the proceeds of the preferred stock offering (see Note 7) to repay portions of loans previously made to the Company by two of the Company's executive officers. In order to satisfy the remaining balance of the loans previously provided by the two executive officers, the Company agreed to issue to them, in the aggregate, 100 units.

6.    Commitments and Contingencies

The Company may utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. The fair value of foreign currency contracts is estimated based on the spot rate of the hedged currency as of the end of the period. As of July 31, 2004, the fair value of the contract outstanding was approximately $2.9 million, which required the Company to record an unrealized loss of $95,000 during the nine-month period ended July 31, 2004 (which included a loss of $13,000 for the three months then ended). The risk of counter party nonperformance associated with this contract was not considered to be material. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurance that the Company's hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

At July 31, 2004 the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $27.9 million and $5.5 million, respectively, which are principally payable ratably over the next two years. Milestone payments represent scheduled installments due to the Company's developers based upon the developers providing the Company certain deliverables, as predetermined in the Company's contracts. These payments will be used to reduce future royalties due to the developers from sales of the Company's videogames.

At July 31, 2004, the Company had open letters of credit aggregating $5.9 million under the Company's purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

In September 2002, Rage Games Limited ("Rage") filed a complaint against MSI in the United States District Court for the District of New Jersey alleging the Company breached its two agreements with Rage and alleged claims based on an unjust enrichment theory, among other claims. Rage has, however, demanded full payment of "all amounts due and owing" under the agreements aggregating $6 million, and royalties based on retail sales. MSI has asserted substantial defenses that the products were not fit for use and has asserted counterclaims for damages, including unjust enrichment in connection with the second agreement. In July 2004, the Company was granted a partial summary judgment, as to advances of $77,000 paid for three titles that never received platform approval. The

Court denied the plaintiff's motion for partial summary judgment as well as the Company's motion for partial summary judgment as to its remaining claims. A trial date has not been set.

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

By letter dated April 22, 2004, the NASD indicated that it had concluded its review and thanked the Company for its cooperation in the review. The letter indicated that the NASD referred the matter to the Securities and Exchange Commission ("SEC") for action, if any, the SEC deems appropriate. The letter concluded that "This referral should not be construed as indicating that any violations of the federal securities laws or the NASD Conduct Rules have occurred, or as a reflection upon the merits of the security involved or upon any person who effected transactions in such security." If the Company is sanctioned or otherwise held liable for this trading any such sanctions could have a material adverse effect on the Company's reputation, listing, financial condition, results of operations and liquidity. In addition, it is possible that such matters may give rise to civil or criminal actions.

On September 1, 2004, Entertainment Finance International, LLC (EFI) commenced a breach of contract action relating to an outstanding warrant held by EFI, issued by ConnectivCorp prior to the Merger. EFI alleges that pursuant to the terms of the warrant, the Company is obligated to pay $1,750,000 for the repurchase of the shares underlying the warrant. The Company believes that this alleged repurchase obligation is not a valid claim and intends to vigorously defend against this action.

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

7.    Preferred Stock Offering

On February 26, 2004, the Company completed a private placement of securities in which the Company raised approximately $25.8 million in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds of approximately $21.3 million after deducting the placement agent fees and other expenses related to the private placement. In addition, the placement agent received warrants to purchase up to 268 units, exercisable for five years from the date of issuance.

Pursuant to the terms of the private placement, the Company issued 2,583 units, each unit consisting of (i) one share of 7% convertible preferred stock, convertible into 10,000 shares of common stock and (ii) a three year warrant to purchase 10,000 shares of common stock at an exercise price of $1.00 per share.

Each share of 7% preferred stock entitles the holder to receive a 7% cumulative dividend payable solely in shares of common stock, on an annual basis. In addition, the holders of the 7% preferred stock are entitled to share in any dividends paid on the common stock on an "as converted" basis. The holders of the 7% preferred stock are entitled to a liquidation preference equal to the amount invested per share, plus any accrued and unpaid dividends. The 7% preferred stock has voting rights on an "as-converted" basis and votes together with the common stock as one class, except as otherwise required by law. In addition, so long as 51% of the currently outstanding 7% preferred stock remains outstanding, the Company will not issue any capital stock, or securities convertible into capital stock, that is senior to the 7% preferred stock. The Company recorded a deemed dividend of $759,000 in the nine months ended July 31, 2004, relating to the beneficial conversion feature attributable to the 7% preferred stock, after taking into account the value of the warrants issued. The deemed dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

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

Pursuant to the terms of the 7% preferred stock, the Company agreed to allow the holders of the 7% preferred stock to nominate two members, who shall be "independent" to the Board of Directors so long as 51% of the currently outstanding 7% preferred stock remains outstanding.

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

Effective February 17, 2004, in order to assist the Company in its financing efforts, all of the former holders of the Series A Preferred Stock agreed to place an aggregate of 1 million shares (250,000 each) of common stock received in the merger into escrow for five years to satisfy certain claims that may arise in the future against Majesco or ConnectivCorp in connection with the issuance of securities by ConnectivCorp from October 1, 2003 through December 31, 2003, and any trading in the securities of ConnectivCorp from October 1, 2003 through December 31, 2003.

All of the former holders of the Company's Series A convertible preferred stock have agreed not to sell or otherwise dispose of any of the Company's securities held by such persons, subject to certain exceptions and without the consent of the placement agent, for a period of one year commencing upon the effectiveness of the registration statement mentioned below.

The securities sold in the private placement or issuable upon exercise or conversion of securities sold in the private placement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. The Company agreed to file a registration statement with the SEC, to register for resale the common stock underlying the 7% preferred stock, the warrants, and the securities underlying the placement agent's warrants, which was filed on May 25, 2004. In addition, in the event the registration statement is not declared effective by the SEC by August 24, 2004, the Company shall be obligated to pay liquidated damages to each investor, equal to 3.0% of such investor's initial investment for each 30 day period the registration statement is not declared effective.

In accordance with Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock", the

Company has initially accounted for the fair value of the warrants as a liability due to the possibility of the Company having to make a net cash settlement in the form of penalties until the above mentioned registration statement is declared effective. As of the closing date of the private placement the fair value of the warrants was approximately $21 million calculated utilizing the Black-Scholes option pricing model. In addition, changes in the market value of the Company's common stock from the closing date through the effective date of the registration statement will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. The Company recorded a charge to operations of approximately $30.4 million during the nine-month period ended July 31, 2004 to reflect the change in market value of the warrants, which was net of an $18.9 million benefit resulting from the reduction in the valuation of the warrants between April 30, 2004 and July 31, 2004. At the effective date, the fair value of the warrants will be reclassified to equity.

The assumptions used valuing the warrants include:

	February 26, 2004	July 31, 2004
Risk free interest rate (annual)	2.15%	3.05%
Expected volatility	30%	30%
Expected life	3 years	3 years
Assumed dividends	none	none

8.    Income Taxes

The provision for income taxes for the three and nine-month periods ended July 31, 2004 is based on the Company's estimated annualized tax rate after giving effect to the utilization of available net operating loss carryforwards which arose prior to the Merger and are subject to annual limitations based on change of control and ownership changes, and temporary differences related to certain expenses which were recorded for financial statement purposes in the prior year and not then deductible for tax purposes.

Prior to November 1, 2003, the Company elected to be treated as an S Corporation under the provisions of the Internal Revenue Code and as a result, income taxes were the responsibility of the individual shareholders. Effective November 1, 2003, the Company revoked its S Corporation election, and accordingly, the Company reclassified approximately $16.0 million of undistributed losses from "accumulated deficit" to "additional paid in capital".

9.    Stock-Based Compensation Arrangements

On February 13, 2004, the stockholders approved a stock option plan that provides for the granting of options to purchase the Company's common stock. The plan covers employees, directors and consultants and provides for among other things, the issuance of non-qualified options and incentive stock options. As of July 31, 2004, the Company has reserved 10 million shares of common stock for issuance under the plan. Subsequent to July 31, 2004, the holders of a majority of the outstanding stock entitled to vote approved, by written consent, among other things, an increase in the amount of shares that may be awarded under the plan to 15,000,000.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur. Included in the stock option grant on March 25, 2004 (See Note 3—Significant Accounting Policies) were 50,000 options for services rendered for which the Company expensed as a non cash charge to operations approximately $26,000, which is included in selling and marketing expense in the nine-month period ended July 31, 2004.

10.    Subsequent Events

On August 24, 2004 the Company entered into an employment agreement and appointed Carl Yankowski as its Chief Executive Officer ("CEO") and Chairman of the Board of Directors. The employment agreement entitles the CEO to an annual base salary of $375,000 plus discretionary annual bonuses determined by the compensation committee of the Board. In addition, a total of 6,950,000 options were granted to the CEO which options have various exercise prices and vesting schedules, and expire ten (10) years from the grant date. The agreement also contains provisions related to severance terms and change of control provisions.

Subsequent to July 31, 2004, the Company received written consents from the holders of a majority of the outstanding stock entitled to vote for the Company to amend its certificate of incorporation to effectuate, at the discretion of the Board, a reverse stock split of up to one for five. As of September 14, 2004, the Company has not determined if and when it will effectuate a reverse stock split.

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

OVERVIEW

On December 5, 2003, the Company consummated a merger with Majesco Sales Inc., or MSI, whereby CTTV Merger Corp., our wholly-owned subsidiary, merged with and into MSI. As a result of the Merger, MSI became the Company's wholly-owned subsidiary and sole operating business. On April 13, 2004, we changed our name from "ConnectivCorp" to "Majesco Holdings Inc." to better reflect our current operating business.

We are a developer, publisher and marketer of interactive entertainment software and related accessories.

Our video game software covers a wide variety of genres such as action/adventure, simulation, first person action and strategy. Our products are targeted to a wide demographic, from children to active teens and the older, mass-market consumer. We have released titles for all major videogame platforms and handhelds, including Sony's PlayStation and PlayStation® 2, Nintendo's N64, SNES, GameBoy™, GameBoy™ Color, GameBoy™ Advance and GameCube™, Microsoft's Xbox™, Sega's Dreamcast, Genesis and Game Gear, and the personal computer or PC. Additionally, we are a manufacturer of a number of accessories licensed by Nintendo.

One of our strengths is our long standing relationships with U.S. retail chains. Our products are sold by major U.S. retail chains such as Wal-Mart, Target, Toys "R" Us, Best Buy, Electronics Boutique, and Gamestop. We also have strong relationships with game rental outlets such as Blockbuster and Hollywood Video.

We maintain an international presence through our subsidiary in the UK. We believe that many of our competitors generate significant portions of their revenues from sales abroad and part of our growth strategy is to tap into the expanding international markets. Currently, however, our products sold abroad are done so through licensing arrangements with other publishers.

Our profitability is directly affected by the mix of revenues from our publishing and distribution operations. Profit margins are substantially higher from publishing but there is a higher degree of risk. Development/acquisition costs and marketing expenses are the primary cost drivers and directly impact the profitability of any given title. If the title is a highly successful "hit", once these costs are recouped, economies of scale occurs as the incremental sales produce greater profitability. Distribution is generally characterized as lower profit as a result of lower risk.

Consistent with our business strategy, we will continue to develop and bring to market proprietary, multi-platform videogames and related products, as well as leverage our franchise titles, an example of which is BloodRayne. Launched in October 2002, the title has generated major consumer interest worldwide. In addition, we have sold the movie rights associated with the BloodRayne title to Brightlight Pictures (Alone in the Dark, House of the Dead), entered into a strategy guide deal with Prima Publishing, and licensed a comic book series. We are also in discussions to develop an animated series featuring the BloodRayne character, as well as collectible action figures and character and logo-bearing merchandise based on the character. BloodRayne 2, a videogame sequel, is currently in development and expected to be released in October 2004. Another new proprietary videogame, scheduled for release in the first half of 2005, is Advent Rising, an epic science-fiction action game with dialogue written by Hugo and Nebula award winning novelist, Orson Scott Card. The title has already been selected as one of the Top Games of 2004 by Official Xbox™ Magazine and garnered over 30 pages of print editorial (exposing it to well over three million videogame enthusiasts) and numerous online plaudits.

Value priced products continue to remain a significant source of our revenue. Historically, products priced below the manufacturer's suggested retail price or MSRP of $20 made up the "value market" and Majesco has been a leading publisher and distributor operating in this category. Targeted at the casual gaming audience or impulse buyers, Majesco aims to acquire, license, or develop mass-appeal titles that will perform well at lower prices. We believe that products with MSRP's of $14.99 and even $9.99 GameBoy Advance videogames will be attractive to customers. Furthermore, Majesco was the first publisher of $9.99 MSRP PlayStation 2 titles, and has two new $19.99 titles slated for Xbox in fall 2004.

Technological innovation, competition for retail shelf space and recruitment of creative talent are considerations in the way we run our business. To this end we have developed a proprietary compression technology that enables gamers to view color video with stereo audio on a standard Nintendo GameBoy Advance device. Nintendo has granted the Company a license to use our technology for the GameBoy Advance in the North American and European markets, which have an installed base, as of December 31, 2003, of 20 million and 10 million GameBoy Advance owners, respectively. The proprietary technology enables consumers to view up to 45 minutes of video on a GameBoy Advance device using a standard GameBoy Advance cartridge. We expect to have the capability to release cartridges that can contain up to 90 minutes of video, including feature length content, by the middle of 2005. No other hardware peripheral is required and all the user will need to do is insert a regular GameBoy Advance cartridge into the GameBoy™ Advance in order to turn it into a personal video player. Licensing agreements have been signed with Nickelodeon (SpongeBob SquarePants, Fairly OddParents, amongst others), 4Kids Entertainment (Yu-Gi-Oh!, Sonic X, others), Cartoon Network (Code Name: Kids Next Door, PowerPuff Girls, others), DIC Entertainment (Strawberry Shortcake) and we are negotiating for other content. We have implemented a large-scale public relations effort that has resulted in positive editorial coverage in such mass-market publications as Newsweek, TV Guide and the NY Times. In addition, Nintendo has developed a large market campaign to support this new use for the GameBoy Advance that will include TV, print, online and in-store tactics. The product was launched at retail in May 2004. Additionally, we are the North American manufacturer and distributor of the officially licensed GameBoy Advance SP Neckband Style Headphones that was launched in conjunction with our line-up of GameBoy Advance Video products. From a strategic perspective, the launch of this new product line is anticipated to somewhat reduce the impact of the seasonality of our sales cycle, as the spring/summer months have traditionally been our slower months with respect to sales volume.

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

We have identified the policies below as critical of our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see Note 1 to consolidated financial statements.

Reserves for price protection and other allowances.    We principally derive revenue from sales of packaged interactive software games designed for play on videogame platforms (such as the PlayStation 2, Xbox and Nintendo GameCube) and hand-held game devices (principally Nintendo GameBoy Advance). We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a credit against amounts they owe to us with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular advertisement, are reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell through of retailer inventory of our products, current trends in the videogame market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as the PlayStation 2, Xbox and Nintendo GameCube consoles pass the midpoint of their lifecycle and an increasing number of and aggregate amount of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our reserves would change, which would impact the net revenues and/or selling expenses we report. For the nine-month periods ended July 31, 2004 and 2003, we provided allowances for future price protection and other allowances of $2.2 million, and $4.5 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. The decrease in the provision in the current period reflects the current period mix of revenues principally derived from value priced products and the introduction of the GameBoy Advance Video, all of which required significantly less reserves for price protection than the prior year period's mix of revenues. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse. However, during the nine-month period ended July 31, 2004, we recognized bad debt expense of $577,000 as a result of the Kay-Bee Toys' filing for bankruptcy protection in January 2004. Because sales to this customer could not be factored, we bore the responsibility for collection of the receivable.

Software development costs and intellectual property licenses.    Software development costs include milestone payments made to independent software developers under development arrangements. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. The amortization period is usually no longer than one year from the initial release of the product. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to development costs. Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a liability, (accrued royalties) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.

Commencing upon the related product's release, capitalized software development and property licenses costs are amortized to cost of sales based upon the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and intellectual property licenses is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Recent Accounting Pronouncements.    We do not believe that any recently issued, but not yet effective accounting standards will have a material effect on the our consolidated financial position, results of operations or cash flows.

Results of operations

Three months ended July 31, 2004 versus the three months ended July 31, 2003

Net revenues for the three-month period ended July 31, 2004 increased to $33.9 million, up from $3.9 million in the same period in 2003. Sales were driven primarily by the successful launch of 14 titles of GameBoy Advance Video, which uses our own proprietary compression technology. Sales of GameBoy Advance Video accounted for 79% of all units sold in the 2004 quarter. Continued strong sales of GameBoy Advance videogames, which accounted for an additional 15% of total units sold in the quarter, also contributed favorably. In the comparable 2003 period revenues were derived principally from value priced product sales. GameBoy Advance videogames represented approximately 60% of total units sold while console based games ("frontline products") accounted for the other 40%.

Gross profit increased to $7.1 million for the three-month period ended July 31, 2004 from $1.5 million in the comparable 2003 period due to the increase in net revenues. As a percentage of net revenues, gross profit declined to 20.8% in the 2004 quarter from 38.4% in the comparable 2003 quarter. This reduction in margin primarily reflects the higher content acquisition costs associated with certain titles included in the initial release of GameBoy Advance Video titles. Gross margin in the comparable 2003 period also benefited from the higher mix of frontline products, which are sold at higher wholesale prices. Although there can be no assurance, the gross margin in the fourth quarter is expected to improve as the product mix changes to include other GameBoy Advance Video titles with lower acquisition costs as well as increased sales of new frontline and accessory products.

Product research and development costs increased approximately $63,000 to $696,000 in the 2004 quarter from $633,000 in the comparable 2003 quarter, an increase of 10%. This increase is mainly due to increased employee costs for quality assurance related to the launch of GameBoy Advance Video as well as the evaluation of the increased number of games and other products currently in development.

Selling and marketing expenses increased $1.2 million in the current quarter to $2.9 million from $1.7 million in the comparable quarter last year, an increase of approximately 71%. The increase in expense is due mostly to higher variable costs (shipping and sales commissions) related to the higher sales volume. As a result, selling and marketing expenses as a percentage of net revenues increased to 8.7% in the three-month period ended July 31, 2004 from 4.3% in the comparable 2003 period.

General and administrative expenses increased 52% to $1.4 million in the three-month period ended July 31, 2004 from $943,000 in the comparable 2003 period. This increase is due primarily to increases in expenses, which are being incurred as a result of becoming a public company. Such costs relate to increased professional fees and other costs associated with public filings.

A gain of $1.2 million was recorded in the three months ended July 31, 2004 related to the renegotiation of the settlement of the Atari litigation (See Note 4 – Settlement Obligation). There was no comparable item in the 2003 period.

Operating income of $3.1 million for the three months ended July 31, 2004 improved from an operating loss of $1.9 million in the comparable three-month period in 2003. As a percentage of net revenues, operating income represented a 9% of net revenues in the current period. The increase in operating income is due to favorable market acceptance to the GameBoy Advance products, the introduction of GameBoy Advance Video and the gain on the renegotiation of the litigation settlement.

Interest expense and financing costs increased to $625,000 in the 2004 period, up from $346,000 in the comparable 2003 period due primarily to higher levels of purchase order financing associated with the higher sales volume and increased factor costs related to the higher level of sales factored.

During the three-month period ended July 31, 2004 an unrealized loss of $13,000 relating to a foreign exchange contract was recorded. There was no corresponding transaction in the comparable 2003 period.

In accordance with EITF 00-19, in the three-month period ended July 31, 2004, we recorded income of approximately $18.9 million related to the warrants issued in the private placement. This represents the change in the fair value of the warrants from April 30, 2004 to July 31, 2004 and was calculated using the Black-Scholes option pricing model. At such time as the registration of the underlying common stock becomes effective, the fair value of the warrant liability will be reclassified to equity (see Note 7 to consolidated financial statements).

A provision for income taxes of $759,000 was recorded in the three months ended July 31, 2004. There was no provision in the comparable 2003 period as we elected to be treated as an S Corporation under the Internal Revenue Code and as a result, income taxes were the responsibility of the individual shareholders. Effective November 1, 2003, we revoked our S Corporation election.

For the three-month period ended July 31, 2004, we generated a net profit of $20.5 million, principally as a result of the $18.9 million non-cash benefit related to the warrants issued in connection with the private placement, as compared to a net loss of approximately $2.2 million in the prior year.

Net income applicable to common stock for the three months ended July 31, 2004 of $20 million includes net income after taxes of $20.5 million net of a $469,500 preferred stock dividend requirement which is payable in common stock.

Nine months ended July 31, 2004 versus nine months ended July 31, 2003

Net revenues for the nine months ended July 31, 2004 increased to $75.6 million up from net revenues of $31.1 million in the same period in 2003. This increase is due to the higher unit volumes of GameBoy Advance titles, which accounted for 56% of total units sold, compared to 47% in the nine-month period in 2003 and the successful launch of GameBoy Advance Video, which utilizes our new proprietary compression technology and represented 34% of total units sold in the nine-month period ended July 31, 2004. Of the remaining 10% of net revenues, 7.5% was generated by frontline titles and 2.5% was related to sales of our specially designed headphones for the GameBoy Advance SP handheld device.

Gross profit increased to $20.0 million in the nine months ended July 31, 2004 from $11.5 million in the comparable nine-month 2003 period, an increase of 74%. Gross profit as a percentage of net revenues decreased to 26.5% in the nine-month 2004 period from 36.9% in the comparable 2003 period. The decrease in gross profit as a percentage of net revenues is largely due to the higher mix of value priced GameBoy Advance videogames and lower profit margins relating to sales of GameBoy Advance Video. Although there can be no assurances, we expect that gross margins will subsequently improve with the release of both other GameBoy Advance Video titles having lower content acquisition costs, and new frontline console games, which are sold at considerably higher price points.

Product research and development costs for the nine-month period ended July 31, 2004 were $1.9 million, an increase of 5% compared to $1.8 million in the nine-month period in 2003. The increase over the prior nine-month period is due to higher employee costs related to quality assurance in association with the launch of GameBoy Advance Video and evaluation of the increased number of videogames and other products currently in development.

Selling and marketing expenses consist mainly of fulfillment and shipping expenses, advertising and other promotional expenses and related employee costs. For the nine-month period ended July 31, 2004, selling and marketing expenses increased to $7.9 million from $7.7 million in the comparable 2003 period. The 3.6% increase is due to increased freight and fulfillment on the higher sales volumes related to the GameBoy Advance products. Freight and fulfillment expense for the nine months ended July 31, 2004 was $1.1 million compared to $640,000 for the comparable 2003 period. This was partially offset by approximately $800,000 in lower promotion expense related to the decrease in the promotion of frontline products in the current period. Much of the direct advertising for our new product line (GameBoy Video) was directly paid for by Nintendo, the manufacturer of the handheld game device. We expect continued direct marketing support by Nintendo in connection with holiday sales in the fourth calendar quarter. Selling and marketing expenses as a percentage of net revenues decreased to 10.6% in the nine-month period ended July 31, 2004 compared to 24.8% in the same 2003 period.

General and administrative expenses primarily represent employee related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. These expenses for the nine-month period ended July 31, 2004 were $3.8 million compared to $2.8 million in the comparable 2003 period. The 34 % increase is attributable primarily to additional employee related costs, professional fees, insurance and other costs incurred as a result of being a public company.

A gain of $1.2 million was recorded in the nine months ended July 31, 2004 as a result of the renegotiation of the settlement of the Atari litigation (See Note 4 to consolidated financial statements). No corresponding income or expense was recorded in the prior year period.

Bad debt expense of approximately $577,000 was recorded in the nine months ended July 31, 2004 related to the Kay-Bee Toys bankruptcy. No similar expense was recorded in the prior year period.

Depreciation and amortization expense for the nine-month period ended July 31, 2004 increased to $311,000 from $267,000 in the same 2003 period due primarily to office equipment purchases.

Operating income of $6.5 million for the nine months ended July 31, 2004 improved $7.7 million from an operating loss of $1.2 million in the comparable nine-month period in 2003. As a percentage of net revenues, operating income improved to 9%, virtually offsetting the erosion at the gross profit level. The increase in operating income is due to increased sales volumes as a result of the increased sales of the GameBoy Advance products and GameBoy Advance Video, which incorporates our new proprietary compression technology.

Interest expense and financing costs increased approximately 35% to $1.9 million in the nine-month period ended July 31, 2004 from $1.4 million in the same 2003 period as a result of increased volumes subject to purchase order financing as well as an increase in factor costs related to the higher level of sales factored.

An unrealized loss of approximately $95,000 relating to a foreign exchange contract (see Note 6 to consolidated financial statements) was recorded in the nine-month period ended July 31, 2004. There was no corresponding gain or loss in the same period last year.

Merger costs of approximately $342,000 were incurred by Majesco in the first quarter of 2004 and consist primarily of professional fees and are non-recurring.

In accordance with EITF 00-19, we recorded a non-cash charge of approximately $30.4 million related to the warrants issued in the private placement in the nine-month period ended July 31, 2004.

This non-cash charge to earnings represents the change in the fair value of the warrants from the time of issuance of the warrants to July 31, 2004 and was calculated using the Black-Scholes option pricing model. At such time as the registration of the underlying common stock becomes effective, the fair value of the warrant liability will be reclassified to equity (see Note 7 to consolidated financial statements).

A provision for income taxes of $1.2 million was recorded in the nine months ended July 31, 2004. There was no provision in the comparable 2003 period as we elected to be treated as an S Corporation under the Internal Revenue Code and as a result, income taxes were the responsibility of the individual shareholders. Effective November 1, 2003, we revoked our S-Corporation election.

For the nine-month period ended July 31, 2004, we generated a net loss of $27.4 million, principally as a result of the $30.4 million charge related to the warrants in the private placement, as compared to a net loss of approximately $2.6 million in the prior year.

The net loss applicable to common stock for the nine months ended July 31, 2004, of $29.0 million includes the net loss after taxes of $27.4 million, a $759,000 non-cash charge related to a deemed dividend to the holders of the 7% convertible preferred stock and a preferred stock dividend requirement of $809,000 which is payable in common stock. The deemed dividend represents the beneficial conversion feature of the 7% preferred stock, after taking into account the value of the warrants issued.

Liquidity and Capital Resources

On February 26, 2004, we completed a private placement of units consisting of preferred stock and warrants in which we raised approximately $25.8 million in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds of approximately $21.4 million after deducting the fees and other expenses related to the financing. In connection with the private placement, the holders of the Series A preferred stock surrendered an aggregate of 352,112 shares of their Series A preferred stock, which were convertible into approximately 25,000,000 shares of common stock. With respect to the warrants to purchase common stock issued in connection with the private placement as a result of (i) the closing price of our common stock being greater than $2.50 per share and (ii) the average daily trading volume was greater than 75,000 shares for a 60 consecutive calendar day period which ended on May 31, 2004, the warrants are eligible to be called by us for redemption which redemption will not take effect until such time as a registration statement for resale of the shares of common stock underlying the warrants has been declared effective. If the warrants are called, and if they are exercised for cash, we would receive gross proceeds of approximately $26.8 million. While we are considering calling the warrants, there can be no assurance that we will do so or that if we do call the warrants, that the warrant holders would exercise their right to purchase the common stock.

We used $3.3 million of the net proceeds to pay certain creditors, including $2.5 million for a previously negotiated settlement amount to Atari Interactive, Inc. and approximately $2.5 million to repay portions of loans previously made to us by two of our executive officers. In order to satisfy the remaining balance of the loans previously provided by the two executive officers, we agreed to issue to them, in the aggregate, 100 units. We used the remaining balance of the proceeds for working capital purposes.

In accordance with Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock", we have initially accounted for the fair value of the warrants as a liability due to the probability of the Company having to make a net cash settlement in the form of penalties until the above mentioned registration statement is declared effective. As of the closing date of the private placement the fair value of the warrants was approximately $21 million calculated utilizing the Black-Scholes option pricing model. In addition, changes in the market value of our common stock from the closing date through the effective date of the registration statement will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. Accordingly, we recorded a charge to operations of $30.4 million during the period subsequent to the private placement ended July 31, 2004 to reflect the change in market value of the warrants, which was net of an $18.8 million benefit resulting from the reduction in the valuation of the warrants between April 30 and July 31, 2004. At the effective date, the fair value of the warrants will be reclassified to equity and, accordingly, the net effect of the application of the EITF would not be expected to have a material impact on our financial position and our business.

On September 1, 2004, Entertainment Finance International, LLC (EFI) commenced a breach of contract action against us relating to an outstanding warrant held by EFI, issued by ConnectivCorp prior to the Merger. EFI alleges that pursuant to the terms of the warrant, we are obligated to pay $1,750,000 for the repurchase of the shares underlying the warrant. We believe that this alleged repurchase obligation is not a valid claim and intend to vigorously defend against this action.

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

Cash Flows

Cash was $336,000 at July 31, 2004 compared to $314,000 at July 3, 2003. The proceeds from the private placement in February 2004 were used to finance the conversion of the working capital deficiency of $10.9 million at October 30, 2003 into positive working capital of $8.5 million at July 31, 2004.

For the nine months ended July 31, 2004 approximately $16.3 million of cash was used by operations. The usage of cash was attributable to the increase in due from factor of $7.4 million reflecting higher receivables from customers net of advances from the factor, decrease in advances from customers for prepayments of $9.7 million due to fulfillment of related orders, increased development and software costs of $7.4 million for games in progress as well as royalty advances to content providers for GameBoy Advance Video net of amounts expensed during the period, increased prepaid expenses of $300,000 related to the Electronic Entertainment Expo ("E3") trade show for which the total expense of approximately $1 million is being amortized over the remainder of our fiscal year, a decrease in accounts payable and accrued expenses of $1.1 million and the $5.5 million payment related to settlement obligations. Increases in cash were attributable to an increase in royalties payable of $5.6 million, due primarily to GameBoy Advance Video sales, increase in taxes payable of approximately $1.0 million and a decrease in inventory of $6.2 million resulting from deliveries for the 2003 holiday season.

Cash used in investing activities during the nine months ended July 31, 2004 was principally related to purchases of computer equipment of $224,000.

Cash generated from financing activities for the nine months ended July 31, 2004 was $16.5 million, which included the aforementioned $21.4 million in net proceeds from the private placement and a loan from a related party of $1.0 million. The proceeds from the financings were used for working capital, the repayment of borrowings from the finance company ($3.1 million) and $2.8 million was used to repay loans from shareholders and an officer.

We expect continued volatility in the use of cash due to the seasonality of the business, receivable payment cycles and quarterly working capital needs to finance our publishing business and growth objectives.

At July 31, 2004 we do not currently have any material commitments with respect to leases and capital expenditures.

At July 31, 2004 we are committed under agreements with certain developers for future milestone and license fee payments aggregating $27.9 million and $5.5 million, respectively, which are principally payable ratably over the next two years. Milestone payments represent scheduled installments due to our developers based upon the developers providing to us certain deliverables, as predetermined in our contracts. These payments will be used to reduce future royalties due to the developers from sales of our videogames.

At July 31, 2004 we had open letters of credit aggregating $5.9 million under our purchase order assignment arrangement for inventory to be delivered during the subsequent quarter.

Although there can be no assurance, management believes that there are sufficient capital resources from operations, including our factoring and purchase order financing arrangements, and as a result of the proceeds received in our private placement, to finance our operational requirements for the next twelve months, including the funding of development, production, marketing and the sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products. In addition, although there can be no assurance, we are in the process of renegotiating our factor and purchase order financing arrangements to increase our borrowing availability. Although there can be no assurances, in order to meet our short and longer-term needs, we also may be able to obtain additional funds through the exercise of the warrants sold in the private placement as discussed above. If we incur operating losses, if our seasonal borrowing needs exceed our current borrowing availability, or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. As we expand our product offerings, including, for example, new frontline videogames, licensed video content and accessories our need to fund our development efforts, licensing fees, marketing costs, as well as our operations, will require that we change our current form of financing from asset based to more traditional forms of commercial borrowings, and. or raise additional capital. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from banks, but there can be no assurance that such funds will be available to us on acceptable terms, if at all. Failure to obtain such financing or obtaining it on terms not favorable to us could have a material adverse effect on future operating prospects and continued growth.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of July 31, 2004, the Company has an outstanding foreign currency forward exchange contract to exchange 2.4 million euros into $2.8 million which expires March 31, 2005 and, accordingly, recorded as a liability (in accounts payable and accrued expenses) the unrealized loss of $.1 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    As of July 31, 2004, with the participation of our management, the Chief Executive Officer and Chief Financial Officer of the Company evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)). In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls.    No change in the Company's internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

With respect to our previously disclosed litigation with Rage Games Limited, on July 15, 2004 the Company was granted a partial summary judgment with respect to advances of $77,000 paid by the Company. The court denied the plaintiff's motion for partial summary judgment as well as the Company's motion for partial summary judgment as to its remaining claims. A trial date has not been set.

On September 1, 2004, Entertainment Finance International, LLC (EFI) commenced a breach of contract action in the Supreme Court of New York, relating to an outstanding warrant held by EFI, issued by ConnectivCorp prior to the Merger. EFI alleges that pursuant to the terms of the warrant, we are obligated to pay $1,750,000 for the repurchase of the shares underlying the warrant. We believe that this alleged repurchase obligation is not a valid claim and intend to vigorously defend against this action.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Second Amended and Restated Bylaws of Majesco Holdings Inc.

31.1	Rule 13a-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

(b) Reports on Form 8-K

On July 21, 2004, the Company furnished a Current Report on Form 8-K under Items 5 and 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO HOLDINGS INC.
/s/ Jan E. Chason Jan E. Chason Chief Financial Officer Date: September 14, 2004