Form 10-K
period 2004-10-31
MAJESCO HOLDINGS INC
filed 2005-01-31
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

OR

Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
for the Transition Period from                                  to

For the fiscal year ended October 31, 2004	Commission File number 000-51128

MAJESCO HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1529524
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

160 Raritan Center Parkway
    Edison, New Jersey 08837
(Address of principal executive
office)

Registrant's telephone number, including area code (732) 225-8910

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No

The aggregate market value of the common stock held by non-affiliates as of April 30, 2004 was $83 million.

The outstanding number of shares of common stock as of January 28, 2005 was 16,724,834.

The Registrant's proxy or information statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1.    Business.

Forward-looking statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under "Risk Factors" and elsewhere in this prospectus. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Introduction

We are an innovative provider of diversified offerings for digital entertainment platforms. Our offerings include games, videos and gadgets. Our diverse products provide us with multiple opportunities to capitalize on the large and growing installed base of digital entertainment platforms and an increasing number of digital entertainment enthusiasts. We sell our products directly and through resellers primarily to U.S. retail chains, including Best Buy, Electronics Boutique, GameStop, Kmart, Target, Toys "R" Us and Wal-Mart. We have developed our retail and distribution network relationships over our 18-year history.

We provide offerings for all major current-generation interactive digital entertainment hardware platforms, including Nintendo's Game Boy Advance, or GBA, and GameCube, Sony's PlayStation 2, or PS2, Microsoft's Xbox and the personal computer, or PC. We are also developing offerings for next-generation home game consoles, including Sony's PlayStation 3, Microsoft's Xbox 2 and next-generation portable handheld game devices, including Nintendo's DS and Sony's PSP.

Our video game titles are targeted at various demographics at a range of price points, from lower-priced "value" titles to premium-priced "frontline" titles. Our value titles include proprietary properties, such as Quad: Desert Fury and Texas Hold 'Em, and well-known licensed properties, such as Frogger's Adventure and Pac-Man Collection. We expect to continue to release new value titles on a regular basis. Our frontline titles include BloodRayne, which has sold more than 600,000 units worldwide, and its sequel, BloodRayne 2, which was released in October 2004. We collaborate and enter into agreements with leading content providers and video game development studios for the development of our frontline titles. We expect to expand our frontline titles by releasing several new titles in 2005, including Advent Rising, which is expected to be the first in a trilogy of epic science fiction games developed in collaboration with award-winning science fiction author Orson Scott Card, Jaws, which is based on the well-known classic film, and Psychonauts, which is being developed by Double Fine Productions, a studio founded and managed by award-winning game designer Tim Schafer.

Our GBA Video content titles, which utilize our proprietary video compression technology, allow GBA users to view up to 45 minutes of video content on each of our GBA Video cartridges. Nintendo's GBA North American installed base was approximately 29 million units as of September 2004, according to Nintendo. Since the retail launch of our GBA Video titles in May 2004, we have released more than 20 of these titles and sold more than three million units. Our GBA Video cartridges were the first such products sold, and we are currently the only third party to have obtained approval from Nintendo to sell GBA Video products. We offer a variety of GBA Video titles today that are primarily targeted at the youth market and are based on popular Cartoon Network, Disney, FUNimation and Nickelodeon characters, such as Code Name: Kids Next Door, Dragon Ball GT, Fairly OddParents, Kim Possible, Lilo & Stitch and SpongeBob SquarePants. We intend to actively pursue licenses for new, top-quality video content, introduce new GBA video cartridges that contain up to 90 minutes of video and expand our product line to include titles appealing to a broader demographic market.

We design, manufacture and market a line of innovative digital media peripherals and applications, or gadgets, including:

•	GBA wrap-around style headphones – enables private listening by plugging directly into the GBA port;

•	GBA wireless link application – allows multiple GBA users to play untethered with and against each other from up to 10 feet away;

•	GBA wireless messenger application – allows GBA users to send instant text messages and email to other GBA users from up to three miles away in open settings; and

•	Stand-alone TV Arcade "plug-and-play" video game systems – firmware-enabled joysticks that connect directly to a user's television and play pre-installed video games without the need for a dedicated home game console.

We are the only third party that Nintendo has approved to sell GBA headphones and we believe we are currently the only seller of wireless applications for the Nintendo GBA. Our GBA headphones were launched in May 2004 and our GBA wireless applications and stand-alone TV Arcade "plug-and-play" video game systems were launched during the 2004 holiday season. Since their launch, we have sold more than 800,000 TV Arcade "plug-and-play" products.

Corporate Background

Majesco Sales Inc. was incorporated in 1986 under the laws of the State of New Jersey. On December 5, 2003, Majesco Sales Inc. completed a reverse merger with ConnectivCorp, then a publicly traded company with no active operations. ConnectivCorp was incorporated in 1998 under the laws of the State of Delaware. As a result of the merger, Majesco Sales Inc. became a wholly-owned subsidiary and the sole operating business of the public company. On April 13, 2004, the public company changed its name from "ConnectivCorp" to "Majesco Holdings Inc." to better reflect its current operating business.

Industry Background

The digital entertainment product industry is comprised of video game hardware platforms, video game software, video content and digital media peripherals and applications. Within this industry, worldwide sales of video game hardware and video game software were approximately $23 billion in 2003 and are expected to grow to over $31 billion in 2009, according to DFC Intelligence.

Video Game Hardware Platforms

Video game hardware platforms are comprised of home game consoles, or consoles, and portable handheld game devices, or handhelds, as well as multi-functional devices such as PCs, Personal Digital Assistants, or PDAs, and mobile phones. The current generation of consoles was first introduced in 2000 and 2001, and now includes Nintendo's GameCube, Sony's PlayStation 2 and Microsoft's Xbox. This latest generation of consoles is based on 128-bit technology, which means that the central processing unit, or CPU, can process data in 128-bit units. This enables games with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios than previous generations of consoles. The installed base in North America for the current generation of consoles was approximately 41 million households as of June 2004, according to NPD. Next-generation consoles, such as Sony's PlayStation 3 and Microsoft's Xbox 2, are expected to be released in late 2005 or 2006. These advanced consoles are expected to include even better graphics capabilities, increased storage capacity and incremental functionality.

The current generation of handhelds is dominated by Nintendo's GBA, which was the first handheld to be released based on 32-bit technology. The GBA has a North American installed base of approximately 29 million units as of September 2004, according to Nintendo. In November 2004, Nintendo launched a new handheld system, the DS, which features a dual screen, utilizes new higher capacity storage media and is backward compatible with GBA cartridges. Sony intends to launch its initial handheld system, the PSP, in the U.S. in 2005.

The ability of multi-functional devices, such as PCs, PDAs and mobile phones to serve as video game platforms has also been greatly enhanced. This is due to periodic advances in microprocessors, graphics chips, storage capacity, operating systems and media and digital rights management. These advances have enabled developers to introduce video games for multi-functional devices with enhanced game play technology and high resolution graphics.

Video Game Software and Video Content

Video game software is created by the console and handheld manufacturers, and by independent publishers and developers. Console and handheld manufacturers license publishers to develop video games for their platforms and retain a significant degree of control over the content, quality and manufacturing of these products. Most manufacturers also receive a royalty for every software title manufactured for their platform. The publishers, subject to the approval of the platform manufacturers, determine the types of games they will create. Publishers either utilize their own in-house development teams or outsource game development to third-party developers. Following development, publishers then market and sell these products to retailers, either directly or through resellers.

Frontline games are often based on licensed popular content or original content with strong characters and storylines, and generally receive extensive development and marketing investments. Frontline games are also typically higher priced titles than value titles. If a frontline title is widely adopted, subsequent titles in the franchise may leverage an existing base of fans, market awareness and technology, which may make subsequent titles easier to sell and more cost-effective to produce.

Generally, game titles that are priced below a retail price of $20 are classified as value titles. Success in the value category is largely based on the ability to cost-effectively publish value titles and place these titles with major retailers.

Many of the consoles available today are capable of playing video content in addition to games. More recently, the Nintendo GBA handheld became the first handheld platform to provide this capability and the backward compatibility of the recently launched Nintendo DS also enables this capability. Video content generally consists of pre-recorded television programming and other entertainment that publishers have licensed from content providers.

Traditionally, video games and video content have been delivered using CDs, DVDs or cartridges. More recently, some new games or added levels of play and other supplemental content can now be delivered over the Internet through game portals, such as Xbox Live, and various Internet sites, such as Yahoo!. The popularity of this emerging download category is increasing, especially within the large-scale multiplayer game segment, and for PDA and mobile phone users.

Gadgets, Digital Media Peripherals and New Applications for Digital Entertainment Platforms

Most video game hardware platforms have a variety of digital media peripherals that are designed to enhance the functionality of the device and the experience of the user. For instance, GBA users can purchase headphone peripherals that enable private listening. New digital media peripherals have also been developed that enable users to play video games on their televisions without the need for dedicated home game consoles.

New applications for video game handhelds have been made possible through recent advances in compression technologies, wireless protocols and high-resolution color displays. This progress has broadened the capabilities of the video game handheld platform. For example, the functionality of the GBA has been extended by way of new capabilities that enable multi-user games to be played wirelessly and enable wireless instant messaging in addition to playing games.

Strengths

Our key strengths include:

Diversified range of offerings across platforms, target markets and price points

We offer diverse digital entertainment products, including video games, video content, and digital media peripherals and applications. We publish and distribute video game titles for all major video game platforms, including Nintendo's GBA and GameCube, Sony's PS2, Microsoft's Xbox and the PC. We offer our products on multiple platforms in order to leverage our costs of development, increase potential unit sales and enhance profitability. We provide a wide variety of video game titles at different price points aimed at different demographics. This enables us to meet constantly changing consumer preferences and broaden our addressable target market. In addition to video game titles, we also provide video content, digital media peripherals and applications, including offerings for non-gamers, to enhance the end user experience and widen our addressable target market.

Established relationships with platform manufacturers, content providers and third-party developers

We have strong working relationships with console and handheld hardware manufacturers. For example, Nintendo has sponsored a national advertising campaign and special promotions featuring our GBA Video products and launched a second initiative just prior to the 2004 holiday season. We also have strong relationships with major content providers for our video game and video content products, including Cartoon Network, Disney, MTV, Nickelodeon, Universal Studios, Warner Brothers/DC Comics and others. Our product development and marketing efforts benefit from association with the established brands we license from these organizations. In addition, we have established relationships with veteran third-party developers, such as Double Fine Productions, GlyphX Games, HudsonSoft, Starbreeze, Taito and Terminal Reality. By bringing well-known brands and properties together with experienced developers, we are better able to deliver high-quality entertainment titles to market.

Access to shelf space and broad exposure for our products through well-developed retailer network

Over our 18-year history, we have developed relationships with leading retailers, including Best Buy, Electronics Boutique, GameStop, Target, Toys "R" Us, Wal-Mart and other national and regional retailers and resellers. We also work closely with game rental outlets, such as Blockbuster and Hollywood Video. We believe that these retail relationships have enabled our products, such as our GBA Video products, to obtain premium retail shelf space and to rapidly gain broad retail market exposure.

Ability to innovate and rapidly commercialize products

Our entrepreneurial environment enables us to opportunistically identify unmet consumer needs, quickly bring new technologies and offerings to market and enhances our ability to enter into development agreements with leading third-party video game development studios and content providers. For example:

•	We developed and commercialized proprietary compression technology that enables the GBA to play color video content. We developed this offering from concept to launch and secured licenses for top properties from Cartoon Network, Nickelodeon and others in less than 12 months. We are currently the only third-party vendor to have obtained approval from Nintendo to sell GBA Video products;

•	We have developed digital media peripherals, such as headphones, and applications, such as our wireless link and wireless messenger, for the GBA. We brought our GBA headphone product from concept to launch in approximately 12 months and launched our wireless applications in the fourth calendar quarter of 2004, which is less than nine months from the time of concept. We are the only third party that Nintendo has approved to sell GBA headphones and we believe we are currently the only seller of wireless applications for the Nintendo GBA; and

•	We recognized an opportunity in the burgeoning plug-and-play, retro-game category and were able to introduce our first TV Arcade plug-and-play interactive game device in less than five months from concept to launch.

Seasoned management team and strong Board of Directors

Our management team has deep functional and industry experience. Carl Yankowski, our Chief Executive Officer and Chairman of the Board, joined us in August 2004 and has extensive previous digital media and brand management experience, including serving as the Chief Executive Officer of Palm, Inc., President of Sony Electronics, and Chief Executive Officer of Reebok Brand at Reebok International Ltd. Jan E. Chason, our Chief Financial Officer, previously was a partner at Ernst & Young LLP. Morris Sutton, our founder and Chairman Emeritus, Jesse Sutton, our President and Joseph Sutton, our Executive Vice President of Research and Development, have held executive positions with us for 18, seven and seven years, respectively. Additionally, members of our Board have extensive industry experience and include F. Peter Cuneo, the former President and Chief Executive Officer of Marvel Enterprises, James Halpin, the former Chief Executive Officer of CompUSA and Louis Lipschitz, the former Chief Financial Officer of Toys "R" Us.

Strategy

Our objective is to be an innovative and leading provider of diversified offerings for digital entertainment platforms. Our strategy to achieve this objective is to:

Leverage our industry relationships and entrepreneurial environment to continue to bring innovative products to market

We intend to continue to leverage our experience and industry relationships with developers, hardware manufacturers, content providers, retailers and resellers to create and distribute innovative products for digital entertainment platforms. We plan to continue to deliver top-quality frontline and value game titles and innovative digital media peripherals and applications that capitalize on market trends. For instance, we are already developing offerings for next-generation video game platforms, including Nintendo's DS, Sony's PSP and PlayStation 3 and Microsoft's Xbox 2. In addition, we intend to develop products for PDAs and mobile phones, as well as offerings that can be downloaded from the Internet.

Capitalize on our first-to-market position in GBA Video

We intend to aggressively capitalize on our GBA Video leadership position. To this end, we have filed five patent applications in relation to our video compression technologies utilized for this product. Also, our compression technologies are platform independent and we expect to extend our video content products and technology to other platforms. In addition, we intend to actively pursue licenses for new, top-quality video content, introduce GBA video cartridges that contain up to 90 minutes of video and expand our product line to include titles appealing to a broader demographic market.

Introduce frontline titles with high-margin, franchise potential

We intend to continue to expand on our success with frontline games by opportunistically licensing rights to top-quality properties from third parties and by creating our own branded content.

We will focus our frontline game developing, publishing and marketing activities on selective products that are, or have the potential to become, high-margin franchise properties. These products can serve as the basis for sequels and prequels that can be released over an extended period of time, and for related new products in different media. We have effectively implemented this strategy with our BloodRayne franchise by publishing the title's sequel, BloodRayne 2, in October 2004, and by selling the movie rights and licensing a comic book series. By summer 2005, we intend to release several other frontline titles, including:

•	Advent Rising – the first title in a planned trilogy of games that has been developed in collaboration with award-winning science fiction author Orson Scott Card;

•	Jaws – expected to ship in connection with the classic film's 30th anniversary; and

•	Psychonauts – the anticipated new video game being developed by Double Fine Productions, a studio founded and managed by award-winning game designer Tim Schafer.

Maintain focus on diversification and managing risk

We plan to continue to carefully assess products and titles we intend to bring to market. We will continue to pursue a diversified product line that addresses a range of platforms, target markets and prices. For instance, we will continue to be highly focused on the value segment of the market in order to balance the relatively higher development and marketing costs of our potentially higher-margin frontline games. Furthermore, we intend to continue to be cost-effective and to manage the risk associated with bringing our offerings to market by licensing well-known brands, selectively developing our own franchises as well as by working with leading third-party developers. For example, we have secured a license to publish a video game based on the classic film Jaws and have engaged a developer for this project that has previously been successful in implementing an underwater environment software engine. We believe continuing to leverage these types of arrangements will enable us to reduce our costs and bring products to market faster and with less risk.

Grow through international expansion, new strategic partnerships and acquisitions

We have historically focused our efforts and resources on the U.S. market, where we derive substantially all of our revenues. We intend to grow our international presence through our own efforts and relationships in order to help us increase revenues and leverage our product offerings and development efforts. In addition, we may seek strategic partnerships or acquisitions related to products, technologies, content or businesses that could help us accelerate our growth.

Products

We offer our customers a wide selection of video games, video content, and digital media peripherals and applications for a variety of platforms.

Games

As of December 31, 2004, we offered for sale more than 25 video game titles, which we categorize as frontline and value titles.

Frontline Titles

Our most successful proprietary frontline title has been BloodRayne, which since its launch in October 2002 has generated significant consumer interest and worldwide retail sales of more than 600,000 units. As a result of this success, we developed a sequel, BloodRayne 2, which was released in October 2004. We own the intellectual property rights to other frontline properties as well, including Advent Rising and Advent Shadow. We also license the rights to content, such as Psychonauts and the classic action-suspense film Jaws.

Selected frontline titles, their compatible platforms and launch or anticipated launch dates include:

Selected Titles	Platform	Launch Date
BloodRayne	Xbox, PS2, PC	October 2002
BloodRayne 2	Xbox, PS2, PC	October 2004
Advent Rising	Xbox, PC	First Half 2005
Nanostray	Nintendo DS	First Half 2005
Phantom Dust	Xbox	First Half 2005
Psychonauts	Xbox, PS2	First Half 2005
Raze's Hell	Xbox	First Half 2005
Jaws	Xbox, PS2, PC	Summer 2005
Advent Shadow	PSP	Second Half 2005

Value Titles

We believe we are a leading publisher of value titles. Value titles are typically sold at retail prices below $20. Examples of products in this category include:

•	Proprietary titles that require relatively low development resources and have potentially wide appeal, such as Hypersonic Extreme, which sold more than 170,000 copies since launch;

•	Titles based on emerging consumer fads or trends where we rapidly develop a quality title to capitalize on such interest, such as Monster Trucks, Quad: Desert Fury and Texas Hold 'Em;

•	Titles based on established brands where we can repackage classic games or develop titles based on well-known properties, such as Frogger, Pac-Man and other arcade classics by Konami and Namco; and

•	Titles that were once our frontline titles but over time have become part of our value titles.

Selected value titles, their compatible platforms and launch dates include:

Selected Titles	Platform	Launch Date
Pacman Collection	GBA	July 2001
Frogger's Adventure	GBA	November 2001
Quad: Desert Fury	GBA	September 2003
Cartoon Network Speedway	GBA	November 2003
Bomberman Jetters	GameCube	February 2004
Guilty Gear X2 Reload	Xbox	September 2004
Monster Trucks	GBA	October 2004
Texas Hold 'Em	GBA	October 2004
Ultra Bust A Move	Xbox	October 2004

Video

We have developed a proprietary compression technology that enables GBA users to view up to 45 minutes of color video with stereo audio on a standard GBA system, using a standard GBA cartridge and with no additional hardware required. We believe our GBA Video products expand the base of GBA users to include non-gamers and younger children. We have secured valuable licensing agreements for top quality content from entertainment industry leaders, and we continue to seek additional GBA Video content. Since the retail launch in May 2004 of our GBA Video titles, we have released more than 20 of these titles and sold more than three million units. We anticipate that we will be able to release cartridges that can contain up to 90 minutes of video by the middle of 2005, including feature-length motion pictures. Our compression technologies are platform independent enabling us to quickly and easily utilize them on other platforms.

Selected current GBA Video titles, the applicable content provider and launch dates include:

Selected Titles	Content Provider	Launch Date
Dora the Explorer	Nickelodeon	May 2004
Fairly OddParents: Vol 1 & 2	Nickelodeon	May 2004
SpongeBob: Vol 1 & 2	Nickelodeon	May 2004
All Grown Up	Nickelodeon	May 2004
Cartoon Network Collection: Vol 1	Cartoon Network	May 2004
Codename: Kids Next Door: Vol 1	Cartoon Network	May 2004
Nicktoons Collection: Vol 1	Nickelodeon	May 2004
Teenage Mutant Ninja Turtles: Vol 1	4Kids Entertainment	June 2004
The Adventures of Jimmy Neutron, Boy Genius: Vol 1	Nickelodeon	June 2004
Yu-Gi-Oh!: Vol 1	4Kids Entertainment	June 2004
Dragon Ball GT: Vol 1	FUNimation Productions	September 2004
Kim Possible	Disney	December 2004
Lilo & Stitch	Disney	December 2004

Gadgets

We develop, manufacture and market a variety of digital media peripherals and applications, which we also refer to as "gadgets." We believe that these products enhance the user's experience and widen our addressable market.

GBA Peripheral Products and Applications

Our GBA headphones are co-branded with Nintendo and enable private listening by plugging directly into the GBA power port. Our wireless link product is a connectivity device that enables wireless multi-player GBA gaming for up to four players to play with and against each other from up to approximately ten feet apart. Our wireless messenger product is a device that enables GBA users to exchange e-mail as well as real-time text messages using their GBA. This product has a range of up to three miles in open settings and several blocks in urban areas and is capable of storing up to 300 messages. As with our wireless link product, our wireless messenger product operates over a free radio band eliminating any monthly or per usage charges. Currently, we are the only third party with a license from Nintendo to manufacture headphones for the GBA and believe we are the only seller of wireless applications for the Nintendo GBA.

Plug-and-Play Peripheral Products

Our TV Arcade plug-and-play products are stand-alone game units that plug directly into television sets with standard RCA cables. These units are battery operated and require no additional hardware or software. We have licensed from Konami the rights to develop and manufacture two systems, one based on Frogger, and another based on Rush 'N Attack and other arcade classics. We have also launched a system containing popular casino games utilizing the Golden Nugget casino brand. Since the retail launch in the 2004 holiday season, we have sold more than 800,000 TV Arcade plug-and-play products.

Product Development

Prior to initiating the development of a video game title, we perform extensive market research, studio due diligence and financial analysis. The title must then be approved by our "green light" committee comprised of members from our executive, product development and sales and marketing teams before being accepted for publication. Once accepted, the game is evaluated at regular milestones to ensure it is progressing on time, according to specifications and on budget. All members of the green light committee continue to be involved throughout the development process.

We use third party development studios to create our video game products. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially exploit products created by third party developers. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product, only after we recoup the prepaid amounts. We believe our close relationships with leading developers increases the quality of our products, extends our access to proprietary game technology and helps to manage our risk. We have worked and continue to work with some of the industry's leading independent third party developers, including:

•	Double Fine Productions

•	GlyphX Games

•	Hudson Soft

•	Starbreeze

•	Taito

•	Terminal Reality

In addition, we have built an in-house product development team comprised of programmers, designers and artists, whose primary purpose is to evaluate prospective developers, monitor development status and milestones and provide support to developers.

The development process for video games involves working with the platform manufacturers from initial game concept through approval of the final product. During this development process, we work closely with these manufacturers to ensure that the title undergoes careful quality assurance testing. Each platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted for its pre-publication approval. This approval is generally discretionary.

The GBA Video development process is complete. Some further development of our compression technology will be necessary if we utilize this technology for additional platforms. Our activities regarding GBA Video are focused on selecting video content from entertainment studios and, subject to the approval of the green light committee, licensing such content from the studios.

Intellectual Property

Platform Licenses

Hardware platform manufacturers require that publishers obtain a license from them to publish titles for their platforms. We currently have non-exclusive licenses from Nintendo for DS, GBA and GameCube, Sony for PS2 and PSP and Microsoft for Xbox and Xbox 2. Each license generally extends for a term of two to four years and is terminable under a variety of events. Each license allows us to create one or more products for the applicable system, and requires us to pay a per-unit license fee and/or royalty payment from the title produced and may include other compensation or payment terms. Publishers are not required to obtain licenses for publishing video game software for PCs. All of the hardware manufacturers approve each of the titles we submit for approval on a title-by-title basis, at their discretion.

Licenses From Third Parties

While we develop original titles, most of our titles are based on rights, licenses and properties, including copyrights and trademarks, owned by third parties. Even our original titles usually include some rights or properties from third parties. License agreements generally extend for a term of two to three years, are limited to specific territories or platforms, and are terminable under a variety of events. Several of our licenses are exclusive within particular territories or platforms. The licensors often have strict approval and quality control rights. Typically, we are obligated to make minimum guaranteed royalty payments over the term of these licenses and advance payment against these guarantees, but other compensation or payment terms such as milestone payments, are also common. From time to time, we may also license other technologies from third-party developers for use in our products, which also are subject to royalties and other types of payment.

Licenses To Third Parties

As we create original titles we may decide to license rights to third parties, sometimes on an exclusive basis, in order to generate publicity or market demand for our titles, generate additional revenue related to complementary products or a combination of these factors. For example, in regards to our BloodRayne franchise, we have sold the movie rights, entered into a strategy guide deal and licensed a comic book series.

Intellectual Property Applications

We have filed five provisional patent applications with respect to aspects of the compression technology used by our GBA Video product. We also have filed several trademark applications with respect to some of the trademarks that we use, such as BloodRayne.

Manufacturing

Sony, Nintendo and Microsoft control the manufacture of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us for distribution. Video games for Microsoft, Nintendo and Sony home game consoles consist of proprietary format CD-ROMs and are typically delivered to us within a relatively short lead time, approximately two to three weeks. With respect to GBA products, which use a cartridge format, Nintendo typically delivers these products to us within 45 to 60 days after receipt of a purchase order. We use third party manufacturers for our digital media peripheral and applications offerings, who typically deliver these products to retailers within three to five weeks from the time production commences. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products. However, manufacturers' difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.

Sales and Marketing

Our marketing programs principally support our frontline titles, GBA Video and digital media peripherals and applications. Our marketing objectives are to maximize our return on investment, or ROI, create strong brands and franchise properties and support our sales efforts. Since each of our titles have different features, benefits, price points and target markets, we develop marketing programs for each on an individual basis. The amount of support a title receives is directly related to its perceived "hit," or sales, potential. While we will support most of our titles in some manner, those with the most potential will have long lead-time, multi-faceted marketing programs designed to generate enthusiasm. Specific consumer marketing strategies we may employ include TV, radio and print advertising; web site and online marketing; demo distribution; promotions and cross-promotions with third parties; and point-of-purchase advertising.

Additionally, we customize public relations programs that are designed to create awareness with all relevant audiences, including core gamers and mass entertainment consumers. To date, our public relations efforts have resulted in significant coverage for our company and individual titles in computer and video game publications, such as Electronic Gaming Monthly, Game Informer, GamePro, Nintendo Power, Official PlayStation magazine and Official Xbox magazine, as well as major newspapers, magazines and broadcast outlets, such as CNN, USA Today, Wired, Maxim, Newsweek, The New York Times and TV Guide, among others. We also host media events throughout the year at which print, broadcast and online journalists can preview, review and demonstrate our products prior to their release.

At times, we also extend our marketing reach by working closely with partners. For example, we have employed this co-marketing strategy with our BloodRayne franchise and GBA Video products. With BloodRayne, we have teamed up with MTV to promote their use of BloodRayne 2 in their new Video Mod television show as well as collaborating with a movie production company to obtain joint promotion for the BloodRayne 2 video game and upcoming movie based on the BloodRayne title. With GBA Video, we have worked closely with Nintendo to establish the category with retailers and consumers. Nintendo has been very supportive of our GBA Video technology and products and has sponsored packaging design, point-of-sale and consumer marketing efforts. Nintendo has also sponsored a national advertising campaign and special promotions featuring our GBA Video products and launched a second initiative prior to the 2004 holiday season. We believe this approach enables us to leverage our strategic relationships and resources and earn a higher rate of return on our marketing investment.

In addition to regular face-to-face meetings and communications with our sales force, we employ extensive trade marketing efforts including direct marketing to buyers and store managers, trade shows, such as Destination PlayStation, Electronic Entertainment Exposition, CES, Interactive Entertainment Merchant Association Show, the Licensing Show, various store manager shows and distribution and sales incentive programs.

We sell our products directly and indirectly to large retail chains, specialty retail stores and video game rental outlets. Our sales team has strong relationships with major retailers and communicates with them frequently. To supplement our sales team, we currently utilize eight sales representative organizations located throughout the United States. The firms we use were chosen based on their performance and retailer relationships. On average, two sales representatives per organization are assigned to our accounts. It is customary for the sales representatives and resellers of our games who are assigned specific customers to also distribute games produced by other manufacturers. Distribution channels are dominated by a select group of companies, and a publisher's access to retail shelf space is a significant competitive factor.

We have historically focused our efforts and resources on established domestic markets. Over the last two years, we have expanded our international presence by establishing licensing or distribution agreements with leading international publishers. These organizations fulfill all sales, marketing and distribution needs for our multi-format product line-up in the international marketplace. To date, sales from our international operations have been immaterial.

Customers

Our customers are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with key executives and buyers at a number of retailers including Best Buy, Electronics Boutique, GameStop, Kmart, Target, Toys "R" Us and Wal-Mart. Jack of All Games, a subsidiary of Take-Two Interactive Software, Inc., is a leading reseller of our products to smaller retail outlets. For the fiscal year ended 2004, our most significant customers were Wal-Mart, Toys R" Us and Jack of All Games, which accounted for approximately 27%, 25% and 16% of our net revenue, respectively.

Competition

The market for digital entertainment products, including video game titles, video content titles and digital media peripherals and applications, is highly competitive and relatively few products achieve significant market acceptance. We face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do.

With respect to our video game products, we compete with many other third party publishers in both our value and frontline market segments. Given our extensive history as a publisher of value titles, we believe we are a leader in this category. We recently entered the frontline market, and are seeking to increase our frontline offerings and market share. We expect competition to increase in both the value and frontline areas as more competitors enter the video game market and existing competitors increase their offerings.

Our GBA Video titles were the first video content titles to market, and to date the only third party titles that Nintendo has approved for the GBA. Accordingly, we believe we are a leading provider of GBA Video titles. However, others have or are developing competing titles and compression technology. We cannot assure you that competitors will not be able to develop technology better than ours and secure strong relationships with content providers on terms equal to or more favorable than we have. In addition, sales of our GBA Video products will be affected by the success of other portable video player platforms, including portable DVD players and other handheld video devices.

Our digital media peripherals and applications also face significant competition. We recently entered the popular "plug-and-play" video game market, and our competitors' systems contain different software, and offer different games, than ours, which customers may find more appealing. In addition, console or other manufacturers may expand their product offerings to include digital media peripherals and applications, such as headphones, which may compete with our product offerings. Many of these markets for digital media peripherals and applications have low barriers to entry, and competitors may quickly develop competing products.

Current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	carry larger inventories;

•	gain access to wider distribution channels;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies;

•	devote greater resources to securing the rights to valuable licenses and relationships with leading software developers;

•	have better relationships with licensors than us and obtain more valuable licenses;

•	make higher royalty payments; and

•	have better access to prime shelf space.

Competitive factors such as the foregoing may have a material adverse effect on our business.

Employees

We had 77 full time employees as of December 31, 2004. We have not experienced any work stoppages and consider our relations with our employees to be good. None of our employees are represented by a union.

Item 2.    Properties.

We lease 21,250 square feet of office, development and storage space located at 160 Raritan Center Parkway, Edison, New Jersey 08837. The lease, which costs approximately $28,500 per month, plus taxes, insurance and operating costs, expires in July 2009.

Item 3.    Legal Proceedings.

Rage Games.    On September 20, 2002, Rage Games Limited filed a complaint against the Company based on claims of breach of contract and other claims and sought $6 million in damages. On December 28, 2004, the parties entered into a settlement agreement in which the Company agreed to pay $650,000, on or before February 15, 2005 for a full and complete settlement of the litigation, including all claims and counterclaims.

NASD Review.    On December 17, 2003, we received a letter from the NASD's Market Regulation Department stating that the NASD was conducting a review of unusual trading activity in our common stock between the time of the signing of the letter of intent with respect to our December 5, 2003 reverse merger and the date that we announced that a letter of intent was signed. There also appears to be unusual trading activity around the time of the signing of the definitive agreement for the merger and prior to the announcement of such signing.

By letter dated April 22, 2004, the NASD indicated that it had concluded its review and thanked us for our cooperation in the review. The letter indicated that the NASD referred the matter to the SEC for whatever action, if any, the SEC deems appropriate. The letter concluded that "This referral should not be construed as indicating that any violations of the federal securities laws or the NASD Conduct Rules have occurred, or as a reflection upon the merits of the security involved or upon any person who effected transactions in such security." We have not been contacted by the SEC with respect to this matter and the SEC is not obligated to notify us whether it intends to pursue any action. Although our current officers were not the subject of this investigation, if we are sanctioned or otherwise held liable for this trading, any such sanctions could have a material adverse effect on our reputation, listing, financial condition, results of operations and liquidity. In addition, it is possible that such matters may give rise to civil or criminal actions.

EFI.    On September 1, 2004, Entertainment Finance International, LLC (EFI) commenced a breach of contract action in the Supreme Court of the State of New York relating to an outstanding warrant held by EFI. Pursuant to a settlement agreement dated January 10, 2005, we agreed to pay $250,000 to EFI and, upon closing of our recently announced secondary public offering, an additional $985,000 from the offering proceeds. If our recently announced public offering does not close by February 21, 2005, we can either elect to pay an additional $985,000 or deliver additional shares of our common stock to EFI with a value of $1,235,000. The liability will be recorded as an adjustment to "additional paid in capital" since the alleged obligation existed prior to the ConnectivCorp merger.

In the opinion of management and on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from the above matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the Nasdaq National Market under the symbol "MJES." Prior to January 26, 2005, our common stock was quoted on the OTC Bulletin Board. The market for our common stock has often been sporadic, volatile and limited.

The following table shows the high and low bid quotations for our common stock as reported by the OTC Bulletin Board during the past two fiscal years and our current fiscal year. The amounts below have been adjusted to reflect our 1-for-7 reverse stock split effectuated on December 31, 2004. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2003
First Quarter	$4.20	$1.05
Second Quarter	$2.80	$1.75
Third Quarter	$3.50	$1.75
Fourth Quarter	$9.10	$2.10
Fiscal Year 2004
First Quarter	$14.56	$7.07
Second Quarter	$31.36	$9.73
Third Quarter	$34.30	$17.50
Fourth Quarter	$23.66	$12.39

Holders of Common Stock.    On January 27, 2005, we had approximately 312 registered holders of record of our common stock. On Janaury 28, 2005, the closing sales price of our common stock as reported on the Nasdaq National Market was $11.63 per share.

Dividends and dividend policy.    We have never declared or paid any dividends on our common stock snd we do not anticipate paying dividends on the common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.    The information called for by this item is incorporated by reference from our definitive proxy statement relating to the 2004 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2004 fiscal year end.

Recent Sales of Unregistered Securities.

On October 1, 2004, we issued to (i) the purchasers of our units consisting of 7% convertible preferred stock and warrants sold in our February 2004 private placement, (ii) the holders of an aggregate of 1,368,348 shares of common stock, and (iii) a holder of 262,857 shares underlying warrants and convertible securities, warrants to purchase an aggregate of 526,377 shares of common stock, exercisable at $21.00 per share and expiring on September 15, 2007. The consideration for the issuance of the warrants was a waiver and deferral of certain penalties owed to certain of such purchasers and an agreement by such purchasers restricting the disposition of such securities for a determined period of time. We believe that the sale and issuance of the securities described above are exempt from registration under the Securities Act of 1933, as amended, by virtue of satisfaction of the conditions of Section 4(2). All of the issuances above were made to accredited investors. No underwriter was involved with this transaction.

Item 6.    Selected Financial Data.

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our audited consolidated financial statements and the notes thereto and with management's discussion and analysis of financial condition and results of operations included elsewhere in this report. The Company's merger with ConnectivCorp on December 3, 2003 was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization, rather than a business combination. Therefore, the historical financial statements of Majesco Sales Inc. ("MSI") are the historical financial statements of the Company and historical stockholders' equity (deficiency) of MSI has been restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination. In addition, all amounts of common stock have been retroactively restated for all periods presented to give effect to the 1-for-7 reverse stock split which occurred on December 31, 2004.

	Year Ended October 31,
	2004	2003	2002	2001	2000
	(in thousands except share data)
Consolidated Statement of Operations Data:
Net revenues	$120,984	$46,608	$49,688	$60,566	$46,034
Cost of sales	86,242	30,803	31,992	40,923	33,372
Gross profit	34,742	15,805	17,696	19,643	12,662
Operating expenses (1)	22,630	24,545	16,153	15,619	11,004
Operating income (loss)	12,112	(8,740)	1,543	4,024	1,658
Interest and financing costs	2,806	2,077	2,093	2,702	1,483
Other non-operating expense (income) (2)	19,068	24	201	1,215	(510)
Income (loss) before income taxes	(9,762)	(10,841)	(751)	107	685
Provision for income taxes	1,424	—	—	—	—
Net income (loss)	$(11,186)	$(10,841)	$(751)	$107	$685
Net income (loss) attributable to common stockholders (3)	$(15,388)	$(10,841)	$(751)	$107	$685
Net income (loss) attributable to common stockholders per share:
Basic and Diluted	$(1.84)	$(4.95)	$(0.34)	$0.05	$0.31
Weighted average shares outstanding:
Basic and Diluted	8,385,657	2,189,285	2,189,285	2,189,285	2,189,285

(1)	Operating expenses includes (i) for 2004, a charge for an accounts receivable write-off of $577,000 related to the Kay-Bee Toys bankruptcy and $342,000 related to a non-cash compensation charge, and a gain of $1.2 million related to the renegotiation of our 2003 litigation settlement, (ii) for 2003, provisions for loss on impairment of software development costs of $3.7 million and litigation and settlement costs of $4.9 million and (iii) for 2001, a provision for severance of $1.5 million to former employees.

(2)	Other non-operating expense (income) includes (i) for 2004, expenses related to the merger with ConnectivCorp of $342,000, an unrealized loss on foreign exchange contract of $267,000 and a non-cash charge of $18.5 million related to the change in fair value of warrants, (ii) for 2003, an unrealized loss on a foreign exchange contract of $24,000, (iii) for 2002, a loss on an abandoned equity offering of $201,000, (iv) for 2001, a provision for loss on an affiliate indebtedness of $1.2 million and (v) for 2000, a $510,000 gain on sale of fixed assets.

(3)	Includes for 2004, a non-cash charge of $759,000 related to a deemed dividend to the holders of the 7% convertible preferred stock issued in connection with our February 2004 private placement, a preferred stock dividend requirement of $1.3 million payable in common stock and a $2.2 million non-cash charge related to the fair value of warrants issued in connection with lock-up agreements by certain stockholders.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report on Form 10-K.

Overview

We are an innovative provider of diversified offerings for digital entertainment platforms. Our offerings include video game titles, video content titles and digital media peripherals and applications, or gadgets. Our diverse products provide us with multiple opportunities to capitalize on the large and growing installed base of digital entertainment platforms and an increasing number of digital entertainment enthusiasts. We publish and distribute titles for all major current-generation platforms, including Nintendo's Game Boy Advance, or GBA, and GameCube, Sony's PlayStation 2, or PS2, Microsoft's Xbox and the personal computer, or PC. We sell our products directly and through resellers primarily to U.S. retail chains, including Best Buy, Electronics Boutique, GameStop, Kmart, Target, Toys "R" Us and Wal-Mart.

On December 5, 2003, Majesco Sales Inc., a privately held company with an 18-year operating history, completed a reverse merger with ConnectivCorp, then a publicly traded company with no active operations. As a result of the merger, Majesco Sales Inc. became a wholly-owned subsidiary of the public company and its sole operating business. All financial information presented reflects the results of Majesco Sales Inc. as if Majesco Sales Inc. had acquired ConnectivCorp on December 5, 2003. Subsequently, we changed the public company's name from ConnectivCorp to Majesco Holdings Inc.

The primary components of our consolidated statement of operations include the following:

Net Revenues.     Our revenues are derived from three general types of offerings:

•	Games. Our video games consist of "frontline" titles and "value" titles. Frontline titles are premium-priced video games that typically involve higher development and marketing costs. We work with leading development studios to develop our own proprietary titles and we also license rights to well-known properties from third parties. Value titles are typically sold at retail prices below $20 and typically involve comparatively lower development and marketing costs than our frontline titles;

•	Videos. Our GBA Video titles utilize our proprietary compression technology that enables users to view up to 45 minutes of color video content with stereo audio on their GBA, using a standard GBA cartridge and with no additional hardware required. We enter into licensing agreements with entertainment industry leaders for GBA Video content; and

•	Gadgets. We develop, manufacture and market a variety of digital media peripherals and applications, or gadgets. Our peripheral products and applications for the GBA include headphones, "wireless link" and "wireless messenger." Our stand-alone TV Arcade "plug-and-play" video game systems consist of a firmware-enabled joystick that connects directly to a user's television and plays pre-installed video games without the need for a dedicated console.

Historically, most of our revenues were derived from being a leading distributor of value video game titles. Although sales of value titles will continue to constitute a significant portion of our revenues, we are diversifying our sources of revenue and have introduced or expanded our other offerings. For instance, during fiscal 2004 we launched additional frontline titles, our GBA Video titles and our digital media peripherals and applications. We expect value products to decrease as a percentage of our revenues as we generate significantly more revenues from our frontline video games, GBA Video titles and digital media peripherals and applications. The continued diversification of our revenue sources and our revenue growth are dependent upon our ability to provide a wide variety of appealing products at different price points aimed at different demographics. Our revenues are recognized net of reserves for price protection and other allowances. See "Critical Accounting Policies" below.

Cost of Sales.    Cost of sales consists of product costs and amortization of software development costs and license fees. A significant component of our cost of sales is product costs. These are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of digital media peripherals and applications. Currently, cartridge media is substantially more costly than other media and represents a substantial portion of our product costs since most of our units sold to date have been video games and video content for the GBA platform, which utilizes cartridge media. Commencing upon the related product's release, capitalized software development and intellectual property license costs are amortized to cost of sales.

Gross Profit.    Our gross profit is directly affected by the mix of revenues from our products. Gross profit margins have the potential to be substantially higher from publishing our frontline titles given the relatively lower manufacturing costs and higher sales prices. If a frontline title is a highly successful "hit" and manufacturing and licensing costs are recouped, economies of scale occur as the incremental sales of a premium-priced game produce greater profitability. Our value titles are generally characterized as having lower gross profit margin potential than frontline titles as a result of their lower sales price. Gross profit margins from our GBA products generally are the lowest of our products given the high manufacturing and licensing costs associated with these products, particularly GBA Video titles. Although we have only recently launched our digital media peripherals and application products, our experience to date has been that gross margins for these products are higher than those for our value video games and GBA Video titles. We believe our overall gross profit and gross profit margins will increase as we increase our sales of frontline video games and digital media peripherals and applications.

Product Research and Development Expenses.    Product research and development expenses relate principally to our cost of supervision of the third-party developers of our new video games and the technologies related to GBA Video and digital media peripherals and applications, testing new products and conducting quality evaluations during the development cycle. Costs incurred are employee related, may include equipment and are not allocated to cost of sales. With the expansion of our product offerings, our expenditures for product research and development are expected to increase.

Selling and Marketing Expenses.    Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. The largest component of this expense relates to marketing and promotion expenses, which includes certain customer marketing allowances. Marketing and promotion expenses associated with frontline titles are significantly higher than with respect to our other offerings. As we increase the number of our frontline titles and seek to increase awareness of our video content and digital media peripherals and applications, our marketing and promotion expenses will rise accordingly.

General and Administrative Expenses.    General and administrative expenses primarily represent employee related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. We expect that our personnel costs, the largest component of our general and admistrative expenses, will increase as our business continues to grow. Professional fees, including legal and accounting expenses, typically represent the second largest component of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as SEC filings. We expect to incur increased costs for personnel and consultants in connection with our required compliance as a public company with new regulations regarding corporate governance and accounting.

Interest and Financing Costs.    Interest and financing costs are directly attributable to our factoring and our purchase-order financing arrangements. We expect that the proceeds of this offering will enable us to lessen our need to take advances from the factor and our need to use the finance company for letters of credit, and therefore we expect our interest and financing cost to decrease, at least on a temporary basis.

Warrant Accounting and Other Non-Cash Compensation.    In accordance with Emerging Issues Task Force Issue 00-19, referred to as EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," we initially accounted for the fair value of $21 million for the warrants issued in connection with our February 2004 private placement as a liability since we would have incurred substantial penalties if we had not complied on a timely basis with the warrantholders' registration rights. We subsequently recorded changes in the fair value of the warrants as non-cash charges or gains on a quarterly basis. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model. As a result of changes in the market value of our common stock from the closing date through October 29, 2004, the effective date of the registration statement relating to the resale of the shares of common stock underlying the warrants, we recorded a non-cash charge of $18.5 million for fiscal year 2004 to reflect the associated change in fair value of the warrants during this period. At the effective date of the resale registration statement, the fair value of $39.2 million for the warrants was reclassified to equity. During December 2004, a portion of these warrants were exercised at a reduced exercise price. Accordingly, we will record a non-cash charge of $1.1 million to recognize the exercise of warrants during the first quarter of 2005. The charge will reduce net income attributable to common stockholders in the calculation of earnings per share.

During the year ended October 31, 2004, we also recorded a deemed dividend of $759,000 relating to the beneficial conversion feature attributable to the 7% preferred stock issued in our February 2004 private placement, after deducting the value of the warrants issued. The deemed dividend increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per common share.

In addition, in September 2004, we issued warrants to several stockholders in consideration for their agreement not to dispose of our common stock for a certain period of time. An amount equal to the fair value of such warrants, $2.2 million, was charged to equity in the fourth quarter of fiscal 2004 and increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per common share.

We also granted options to purchase 992,856 shares of common stock to Carl Yankowski in connection with his employment as our Chief Executive Officer in August 2004. A portion of the option grant for 297,857 shares were granted at $7.00, a 64% discount to the market price of our common stock on the date of grant (the balance of the options were granted at or above the then market price). As a result of this issuance, we incurred non-cash compensation expense of $316,000 for the fourth quarter of fiscal year 2004 and will additionally charge opearations $465,000 for each of the succeeding six quarters.

Provision for Income Taxes.    Effective November 1, 2003, we revoked our election to be treated as an S Corporation and we are therefore subject to federal income taxes. We anticipate that our effective tax rate will be approximately 40% in fiscal year 2005.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout management's discussion and analysis of financial condition and results of operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see Note 3 to the consolidated financial statements included elsewhere in this prospectus.

Reserves for Price Protection and Other Allowances.    We derive revenue from the sale of packaged video game software designed for play on consoles such as PlayStation 2, Xbox and GameCube, and hand-held game devices, principally the GBA. We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular advertisement, are reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. Generally our price protection for frontline titles is higher than our value titles. Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell through of retailer inventory of our products, current trends in the video game market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the years ended October 31, 2004, 2003 and 2002 we provided allowances for future price protection and other allowances of $6.7 million, $5.2 million and $13.1 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse; however, during the year ended October 31, 2004, we recorded a charge for an accounts receivable write-off of $577,000 as a result of the January 2004 bankruptcy filing of Kay-Bee Toys, because sales to this customer were not factored.

Software development costs and intellectual property licenses.    Software development costs include milestone payments made to independent software developers under development arrangements. Software development costs are capitalized once technological feasibility of a product is established and it is determined that such costs should be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fee), and a current liability, (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. Capitalized software development costs classified as non-current relate to titles for which we estimate the release date to be more than one year from the balance sheet date.

Commencing upon the related product's release, capitalized software development and intellectual property license costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and intellectual property licenses is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. As of October 31, 2003, we charged operations $3.2 million to write-off all capitalized costs related to the development of a video game that we had determined would not be commercially viable and for which development was stopped. We also expensed $500,000 to recognize impairments in the carrying value originally capitalized in connection with recording the minimum guaranteed payments for two licensed video games for which orders received were significantly below expectations.

Accounting for Stock-Based Compensation.    As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," we provide quarterly and annual disclosures of the impact to earnings per share if stock options were expensed. We estimate that if stock options were expensed in accordance with SFAS 123, the impact for fiscal 2004 would have been an increase in net loss of $1.9 million. The Financial Accounting Standards Board, or FASB, issued SFAS 123R, Share-Based payment," which will require all companies to record compensation costs for all share-based payments, including employee stock options at fair value. This statement will be effective for our quarter beginning August 1, 2005.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended October 31,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Cost of sales
Product costs	55.5	54.0	52.7
Software development costs and license fees	15.8	12.1	11.7
Gross profit	28.7	33.9	35.6
Operating expenses
Product research and development	2.5	5.5	5.8
Selling and marketing	11.3	21.3	16.4
General and administrative	4.8	6.7	9.6
Depreciation and amortization	0.4	0.8	0.7
Other operating (income) expense	(0.3)	18.4	—
Operating income (loss)	10.0	(18.8)	3.1
Interest and financing costs and other non-operating expenses	18.1	4.5	4.6
Loss before income taxes	(8.1)	(23.3)	(1.5)
Provision for income taxes	1.2	—	—
Net loss	(9.2)%	(23.3)%	(1.5)%

Year ended October 31, 2004 versus year ended October 31, 2003

Net Revenues.    For 2004 net revenues increased to $121 million from $46.6 million in the prior year. The significant increase in net revenues is primarily due to the successful launch of our GBA Video titles and an increase in sales of GBA value games as a result of new titles and increased demand.

Gross Profit.    For 2004 gross profit increased to $34.7 million from $15.8 million for the prior year while the gross profit margin decreased to 28.7% from 33.9% for the prior year. This decrease is largely attributable to the higher sales mix of GBA value games and GBA Video titles, both of which are sold at price points significantly lower than frontline games while having higher product costs. Also contributing to the lower profit margin are the higher content acquisition costs associated with GBA Video.

Product Research and Development Expenses.    For 2004 product research and development expenses increased to $3 million from $2.6 million for the prior year. The increase over the prior year is due primarily to higher employee costs related to quality assurance in connection with the launch of GBA Video and evaluation of the increased number of video games and other products currently in development. Product research and development expenses as a percentage of net revenues decreased to 2.5% for 2004 from 5.5% for the prior year principally as a result of the increased net revenues in 2004.

Selling and Marketing Expenses.    For 2004 selling and marketing expenses increased 37.5% to $13.7 million from $9.9 million for the prior year. This increase is partially due to higher variable costs, principally freight, fulfillment and sales commissions, which increase proportionately as sales volume increases. These variable expenses increased 78% or $1.4 million to $3.2 million in 2004 from $1.8 million for the prior year. Marketing expenditures also increased 40% to $6.3 million in 2004, from $4.5 million in 2003. Our marketing expenditures exclude the direct advertising campaign paid for by Nintendo in support of the GBA Video products in 2004. We intend to continue to significantly increase our marketing expenditures in fiscal year 2005 in order to supplement Nintendo's holiday television advertising program in support of GBA Video products, to promote the launch of new frontline video games and to build awareness of our new digital media peripherals and applications products. Selling and marketing expenses as a percentage of net revenues decreased from 21.3% for the prior year to 11.3% in the current year, principally as a result of the increased net revenues in the current year.

General and Administrative Expenses.    For 2004 general and administrative expenses increased to $5.8 million from $3.1 million for the same period in the prior year. This increase is attributable primarily to additional employee related costs, professional fees, insurance and other costs incurred as a result of being a public company. General and administrative expenses as a percentage of net revenues decreased to 4.8% for 2004 from 6.7% for the same period in the prior year principally as a result of the increased net revenues in the current year.

Depreciation and Amortization Expenses.    For 2004 depreciation and amortization expenses remained relatively stable at $439,000 compared to $356,000 for the prior year and relates primarily to office equipment purchases.

Other Operating Expenses (Income).    For 2004 we recorded other income of $1.2 million as a result of the renegotiation of a litigation settlement (see Note 8 to consolidated financial statements), an accounts receivable write-off of $577,000 related to the Kay-Bee Toys bankruptcy, and non-cash compensation charges of $316,000 related to a below market stock option grant in connection with an employment agreement. For 2003 we recorded charges of $4.9 million and $3.7 million related to litigation and settlement expenses and impairment of capitalized development costs, respectively.

Operating Income.    For 2004 operating income was $12.1 million versus an operating loss of $8.8 million in the prior year. The increase in operating income is principally due to the release of our GBA Video titles and increased sales of the GBA video game value titles. For 2004 operating income as a percentage of net revenue was 10% compared to a loss for the prior year.

Interest and Financing Costs.    For 2004 interest and financing costs increased to $2.8 million from $2.1 million for the prior year due to increased volumes subject to purchase order financing as well as an increase in factoring costs related to the higher level of sales. The increased level of borrowings as well as the increased volumes of purchase order financing was partially offset by the reduction in interest rates negotiated during the year with the factor.

Other Non-Operating Expenses.    In February 2004, we completed a private placement of units consisting of preferred stock and warrants. In accordance with EITF 00-19, we initially accounted for the fair value of $21 million for the warrants as a liability since we would have incurred substantial penalties if we did not timely comply with the warrantholders' registration rights. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model. As a result of changes in the market value of our common stock from the closing date through October 29, 2004, the effective date of the registration statement relating to the resale of the shares of common stock underlying the warrants, we recorded a non-cash charge of $18.5 million to reflect the associated change in fair value of the warrants during the period. At the effective date of the resale registration statement, the fair value of the warrants of $39.2 million was reclassified to equity pursuant to paragraph 10 of EITF 00-19.

For 2004 we recorded an unrealized loss of $267,000 relating to a foreign exchange contract (see Note 15 to consolidated financial statements). A similar charge of $24,000 was recorded in the prior year. Merger costs of $342,000 were incurred by us in the first quarter of 2004 and consist primarily of professional fees and are non-recurring and there was no corresponding charge in the prior year.

Income Taxes.     Effective November 1, 2003, we revoked our election to be treated as an S corporation and we are therefore subject to federal income taxes. Although we have reported a loss for financial reporting purposes for 2004, for income tax purposes we will report taxable income. Accordingly, the Company has provided a provision for taxes for 2004. A reconciliation between the statutory and effective tax rates is included in Note 11 of the audited consolidated financial statements.

Net Loss.    For 2004 we generated a net loss of $11.2 million principally as a result of the $18.5 million charge related to the change in fair value of warrants issued in the private placement, as compared to a net loss of $10.8 million last year. The 2004 net loss attributable to common stockholders of $15.4 million includes the net loss after taxes of $11.2 million, a $759,000 non-cash charge related to a deemed dividend to the holders of the 7% convertible preferred stock issued in connection with our February 2004 private placement, a preferred stock dividend requirement of $1.2 million which is payable in common stock and a $2.2 million charge to reflect the fair value of the warrants issued in connection with the lock-up agreement. The deemed dividend represents the fair value of the beneficial conversion feature of the 7% preferred stock less the fair value of the warrants issued.

Year ended October 31, 2003 versus year ended October 31, 2002

Net Revenues.    For 2003 net revenues decreased 6.2% to $46.6 million from $49.7 million for the prior year. The overall decrease in net revenues in 2003 reflects a lower number of new video game titles launched, decreasing from 19 in 2002, which included the launch of our highly successful frontline title BloodRayne, to seven in 2003. The impact of the decrease in the number of titles launched was partially offset by the lower mix of frontline titles for the year ended October 31, 2003 versus October 31, 2002, which resulted in lower provisions for sales allowances in this period. For the year ended October 31, 2003 these provisions amounted to $5.2 million compared to $13.1 million for the year ended October 31, 2002. In fiscal year 2002, we also assumed price protection obligations of another publisher that resulted in an increase to the provision of $4.0 million. There was no similar transaction in 2003.

Gross Profit.    For 2003 gross profit decreased 10.7% to $15.8 million from $17.7 million for the prior year. The $1.9 million decrease is due to the lower sales volume coupled with an increase in the percentage of sales related to value priced products to 90% of total units in 2003 from 60% in 2002. Accordingly, gross profit margins decreased from 35.6% in the year ended October 31, 2002 to 33.9% in the comparable 2003 period.

Product Research and Development Expenses.    For 2003 product research and development expenses decreased 11.5% to $2.5 million from $2.9 million for the prior year. This decrease is the result of the full year impact in fiscal year 2003 of management's decision in 2002 to utilize the services of external development teams, thereby enabling us to maintain a smaller staff and to lower employee related costs. Product research and development expenses as a percentage of net revenues remained relatively constant at 5.5% for 2003, from 5.8% for the prior year.

Selling and Marketing Expenses.    For 2003 selling and marketing expenses increased 21.7% to $9.9 million from $8.2 million for the prior year. Factors causing the increase include an increase in promotion expenses related to $1.4 million in media support for the retail release of BloodRayne during the 2002 holiday season, and $300,000 of additional costs attributable to our London office, which was in operation for a full year in the 2003 period compared to a partial year in the 2002 period. Selling and marketing expenses increased as a percentage of net revenues to 21.3% for 2003 from 16.4% in the comparable 2002 period.

General and Administrative Expenses.    For 2003 general and administrative expenses decreased 33.7% to $3.1 million from $4.7 million for the prior year. The 2002 period included $1.3 million of professional fees, including costs related to litigation subsequently settled in 2003, and $683,000 for salary, expenses and severance expenses for a former executive officer. General and administrative expenses as a percentage of net revenues decreased to 6.7% for 2003 from 9.6% in the comparable 2002 period.

Depreciation and Amortization.    For 2003 and 2002 depreciation and amortization remained relatively constant at approximately $360,000.

Other Operating Expenses.    For 2003 other operating expenses include provisions for losses related to litigation and asset impairments. Litigation and settlement costs of $4.9 million relate to the Atari settlement and other litigation (see Note 8 to the audited consolidated financial statements). The loss on impairment of software development costs of $3.7 million represents amounts deemed unrecoverable from current or future sales.

Operating Income (Loss).    For 2003 operating income decreased $10.3 million to an operating loss of $8.8 million from an operating income of $1.5 million for the prior year. The decrease is primarily due to the aforementioned litigation settlement expenses and asset impairment.

Interest and Financing Costs.    For 2003 and 2002 interest and financing costs remained relatively constant at $2.1 million.

Net Loss.    The net loss for the year ended October 31, 2003 increased by $10.1 million from the prior year to $10.8 million as a result of the items discussed above.

Liquidity and Capital Resources

Historically, we have met our capital needs through our factoring and purchase order financing arrangements, loans from related persons and advances from customers. In addition, in February 2004, we completed a private placement that provided us $21.2 million in net proceeds. Furthermore, in December 2004 we received net proceeds of $6.4 million from the excercise of a portion of the warrants issued in the February 2004 private placement and $500,000 upon the exercise of placement agent warrants in January 2005.

While our cash and cash equivalents balance was $4.2 million at October 31, 2004, we expect continued volatility in the use and availability of cash due to the seasonality of our business, receivables collections and working capital needs necessary to finance our business and growth objectives. Although there can be no assurance, management believes that there will be sufficient capital resources from our operations, and our factoring and purchase order financing arrangements, in order to finance our requirements for development, production, marketing, the purchases of equipment, and the acquisition of intellectual property rights for future products for the next twelve months.

If we are unable to generate sufficient positive cash flow from operations, if our seasonal borrowing needs exceed our current borrowing availability, or if unforeseen events occur that would require additional funding, we may require additional equity or debt financing and/or loans from financial institutions. However, there can be no assurance that these funds will be available to us on acceptable terms, if at all. Failure to obtain such financing or obtaining it on terms not favorable to us could have a material adverse effect on future operating prospects and continued growth. If we are unable to secure additional financing, we may need to curtail our development activities, which could impact the expansion of our business. Management believes it can operate under a curtailed operating plan if financing is not available.

Private Placement Proceeds.    In connection with the February 2004 private placement, we issued units consisting of preferred stock and warrants resulting in $25.8 million in gross proceeds from a group of institutional and accredited investors. The net proceeds were $21.2 million after deducting the related fees and other expenses.

We have used substantially all of the proceeds of the private placement. The amounts were used principally for working capital purposes, including milestone payments for software development costs and minimum payments for intellectual property rights, satisfaction of certain liabilities arising from our merger with ConnectivCorp and a litigation settlement. We also used the proceeds to repay $2.5 million of loans previously made to us by two of our executive officers who are also stockholders.

With respect to the warrants issued in our February 2004 private placement, in December 2004 we received net proceeds of $6.4 million from the exercise of a portion of such warrants at a reduced exercise price of $5.95 per share, which were originally exercisable at $7.00 per share. We also received proceeds of $500,000 upon exercise of placement agent warrants on January 7, 2005 and we will receive net proceeds of approximately $11.1 million in connection with the exercise of 1,697,131 warrants that are held by the selling stockholders upon the completion of our recently announced public offering. Upon completion of such offering, any warrants issued in our February 2004 private placement that have not been previously exercised may be called at a price of $0.007 per share at the end of any applicable lock-up period. To avoid their warrants being called, holders may exercise such warrants, which would result in net proceeds to us of approximately $6.7 million. These funds would be in addition to the $6.4 million in net proceeds received by us from the exercise of warrants in December 2004 and the approximately $11.1 million proceeds to be received upon exercise of the warrants held by the selling stockholders at the closing of our recently announced public offering.

Factoring and Purchase Order Financing.    We do not have any bank debt. To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. In addition, certain of our officers provide personal guarantees in connection with these arrangements.

Under the terms of our factoring agreement, we assign our accounts receivable to the factor. The factor, in its sole discretion, determines whether or not it will accept a receivable based on its assessment of its credit risk. Once a receivable is accepted by the factor, the factor assumes substantially all of the credit risk associated with the receivable. The factor is required to remit payments to us for the assigned accounts receivable in accordance with the terms of the assigned invoice, regardless of whether the factor receives payment on the receivable, so long as the customer does not have a valid dispute related to the invoice. The amount remitted to us by the factor equals the invoiced amount adjusted for allowances and discounts we have provided to the customer. The factor charges 0.5% of invoiced amounts for these credit and collection services.

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances in its discretion. Amounts to be paid to us by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As of October 31, 2004, the factor was advancing 80% of the eligible receivables and also is advancing 50% of inventory, up to a maximum of $1 million. Total advances under the factor arrangement, including letters of credit for purchase order financing (see below) is limited to $30 million in the aggregate. The interest rate for advances taken is prime plus 1%.

We utilize purchase order financing arrangements in order to enable us to provide letters of credit necessary for the manufacture of our products. Manufacturers require us to present a letter of credit in order to manufacture the products required under a purchase order. Currently, we utilize letters of credit from a finance company, which charges 3.3% of the purchase order amount for each transaction for 60 days. Our factor also provides purchase order financing at a cost of 0.5% of the purchase order amount for each transaction for 30 days. Additional charges are incurred under both arrangements if letters of credit remain outstanding in excess of the original time period.

Advances From Customers.    On a case by case basis, distributors and other customers have agreed to provide us with cash advances on their orders. These advances are then applied against future sales to these customers. In exchange for these advances, we offer these customers beneficial pricing or other considerations.

Commitments and Contingencies.    The following table summarizes our minimum guarantees and other contractual obligations as of October 31, 2004:

		Payments due by period
	Total of Payments	Less than one year	1 – 3 Years	3 – 5 Years
	(in thousands)
Contractual obligations
Operating leases	$2,026	$572	$1,190	$264
Software development (1)	30,192	23,577	6,615	—
Licensing (2)	1,295	1,295	—	—
	33,513	25,444	7,805	264
Commercial obligations
Letters of credit (3)	6,398	6,398
Total obligations	$39,911	$31,842	$7,805	$264

(1)	Payable only upon acheivement of milestones.

(2)	Minimum liability for intellectual property rights to be incurred upon performance of the licensor.

(3)	Arising under purchase order assignments for inventory purchases.

As of October 31, 2004, we did not have any material commitments with respect to capital expenditures.

On September 1, 2004, Entertainment Finance International, LLC, or EFI, commenced a breach of contract action against us relating to an outstanding warrant held by EFI, issued by ConnectivCorp prior to the merger. Pursuant to a settlement agreement dated January 10, 2005, we agreed to pay $250,000 to EFI and, upon completion of our recently announced secondary public offering, an additional $985,000 from the offering proceeds. If we do not complete this offering by February 21, 2005, we can either elect to pay an additional $985,000 or deliver additional shares of our common stock to EFI with a value of $1,235,000. The liability will be recorded as an adjustment to "additional paid in capital" since the alleged obligation existed prior to the ConnectivCorp merger.

In the opinion of management, upon advice of counsel, we have made adequate provision in our consolidated financial statements for potential liabilities, if any, arising from litigation settlements and other claims. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

Cash Flows

Cash and cash equivalents were $4.2 million at October 31, 2004 compared to $314,000 at October 31, 2003. The proceeds from the private placement in February 2004 of $21.2 million were used principally for working capital purposes, including milestone payments for software development costs and minimum payments for intellectual property rights, satisfaction of certain liabilities arising from our merger with ConnectivCorp, a litigation settlement and repayment of a portion of a loan from executive officers.

Operating Cash Flows.    For the year ended October 31, 2004, we used $18.9 million of cash in operating activities. Our net loss attributable to common stockholders of $11.2 million was principally attributable to the $18.5 million charge for the change in fair value of the warrants less a gain of $1.2 million from the renegotiation of a litigation settlement, which were both non-cash items. Our cash usage was attributable to (i) the increase in due from factor of $8.9 million reflecting higher receivables from customers net of advances from the factor, (ii) an increase in inventory of $1.8 million, (iii) a decrease in advances from customers for prepayments of $9.5 million as a result of our fulfillment of their related orders in the first quarter, (iv) increased expenditures for capitalized software development and prepaid license costs of $11.7 million for video games in development, as well as royalty advances to content providers for GBA Video, net of amounts expensed during the period and (v) payments of $5.5 million related to a settlement obligation. This was partially offset by increases in cash attributable to an increase in accounts payable and accrued expenses of $11.8 million, reflecting the significant increased level of operations in the fiscal 2004 fourth quarter.

During the year ended October 31, 2003, cash of $2.9 million was used by operating activities. Our net loss of $10.8 million was principally attributable to litigation settlements of $4.9 million and a loss on impairment of capitalized software development costs of $3.7 million, which are non-cash charges. Our cash usage was primarily attributable to an increase in inventory of $8.3 million consisting primarily of new titles to be launched in the first quarter of fiscal 2004, and an increase in capitalized software development costs of $2.3 million related to first quarter 2004 releases as well as video games already in development for future release. This usage of cash was partially offset by the increase in advances from customers of $7.5 million and a decrease in the amounts due from factor during the period due to lower sales volume in the fourth quarter of 2003 versus the prior year, which generated $2.9 million of cash.

During the year ended October 31, 2002, $602,000 was provided by operating activities. The increase in cash was attributable to a decrease in inventory of $4.9 million and other increases in working capital aggregating $1.7 million, offset by the net loss of $751,000 incurred in the period, the increase in due from factor of $1.7 million reflecting higher receivables from customers, net of advances from the factors, and increases in capitalized software development costs and prepaid license fees of $2.9 million attributable to scheduled 2003 releases and an increase in prepaid expenses of $1.0 million attributable to prepaid media time buys related to the BloodRayne release.

Investing Cash Flows.    Cash used in investing activities during the years ended October 31, 2004, 2003 and 2002 are principally related to purchases of computer equipment of $319,000, $152,000 and $297,000, respectively.

Financing Cash Flows.    Net cash generated from financing activities for the year ended October 31, 2004 was $23.1 million. The increase is attributed to the $21.2 million in net proceeds from the February 2004 private placement, $3.7 million in additional inventory financing and a loan from a related party of $1 million, which were partially offset by the repayment of $2.8 in loans from stockholders and an officer.

During the year ended October 31, 2003, $2.7 million was provided by financing activities primarily as a result of loan proceeds from inventory financings and from stockholders of $2.6 million and $2.3 million, respectively, partially offset by the repayment of a bank loan of $2.4 million.

During the year ended October 31, 2002, $284,000 was used for financing activities to repay inventory financing of $91,000, pay capital lease obligations of $38,000 and a distribution to stockholders of $374,000, partially offset from loan proceeds from the finance company of $183,000 and a loan from stockholders of $36,000.

Factors Affecting our Business Condition.    In addition to the other information included in this annual report on Form 10-K, the following factors should be considered in evaluating our business and future prospects:

We expect our operating results to fluctuate on a quarterly and annual basis, which may result in volatility in our stock price.

Our quarterly net revenues and results of operations have significantly varied in the past and can be expected to significantly vary in the future. Our business experiences substantial seasonality, and typically, our net revenues are significantly higher during our fourth fiscal quarter ending October 31 than during our other quarters because of increased consumer demand during the year-end holiday season. As a result, our fourth fiscal quarter accounts for a significant portion of our revenues and profitability for the entire fiscal year, and if we are not successful in the fourth fiscal quarter, this may have a significant adverse impact on our entire fiscal year. Other factors that cause fluctuations include:

•	the timing of the release of our new offerings;

•	the popularity of our new offerings and offerings released in prior periods;

•	changes in the mix of offerings with varying profit margins;

•	competitive factors, including the introduction of new products, product enhancements and technologies;

•	the timing of new platform releases;

•	shipping or manufacturing difficulties or delays; and

•	fluctuations in the size and rate of growth of consumer demand for titles for different platforms.

As a result of these and other factors, we cannot assure you that our results of operations will be consistent on a quarterly or annual basis. Accordingly, you should not rely on our results of operations for a particular quarter or year as an indication of our future performance. If our results of operations in a quarter fall below our expectations and the expectations of market analysts or investors, the price of our common stock may likely decrease.

We have experienced recent net losses and we may incur future net losses which may cause a decrease in our stock price.

In fiscal years 2002, 2003 and 2004, we incurred net losses of $751,000, $10.8 million and $11.2 million, respectively. In fiscal years 2002 and 2003, these net losses were principally related to our operations, and included financing costs, litigation expense and impairment reserves. For the fiscal year 2004, our net loss related principally to a non-cash charge to reflect the change in the fair value of our outstanding warrants issued in our February 2004 private placement. We expect to continue to incur increased operating expenses over the next several years in connection with the continued growth of our business, such as increased sales and marketing expenditures, development costs and costs associated with expanding our general and administrative functions. We may not generate revenues sufficient to offset these increased costs, and may sustain losses in future periods. If we do become profitable, we may not sustain or increase our profitability. Continued losses, or an inability to sustain profitability, may have an adverse effect on our stock price.

Customer accommodations could materially and adversely affect our business, financial condition or results of operations.

When demand for our offerings falls below expectations, we may negotiate accommodations to retailers or distributors in order to maintain our relationships with our customers and access to our sales channels. These accommodations include negotiation of price discounts and credits against future orders. At the time of product shipment, we establish reserves for price protection and other similar allowances. These reserves are established according to our estimates of the potential for markdown allowances based upon historical rates, expected sales, retailer inventories of products and other factors. We cannot predict with certainty whether existing reserves will be sufficient to offset any accommodations we will provide, or the amount or nature of accommodations that we will provide in the future. If actual accommodations exceed our reserves, our earnings would be reduced, perhaps materially. Any such reduction may have an adverse effect on our business, financial condition or results of operations.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition and liquidity.

As our business expands, we expect to increase our expenditures in a number of efforts, including sales, marketing, licensing and product development. Although there can be no assurance, our management believes that there are sufficient capital resources from the proceeds of this offering and from operations, including our factoring and purchase order financing arrangements, to finance our operational requirements through at least the next twelve months. If we incur operating losses, or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of additional securities will be dilutive to investors in this offering. Failure to obtain financing or obtaining financing on unfavorable terms could have a material adverse effect on future operating prospects and continued growth and could result in a decrease in our stock price.

We may be unable to develop and publish new products if we are unable to secure or maintain relationships with leading independent video game software developers.

We utilize the services of independent software developers to develop our video games. Consequently, our success in the video game market depends on our continued ability to obtain or renew product development agreements with leading independent video game software developers. However, we cannot assure you that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure you that we will be able to obtain the rights to sequels of successful products which were originally developed for us by leading independent video game software developers. Many of our competitors have greater financial resources and access to capital than we do, which puts us at a competitive disadvantage when bidding to attract leading independent video game software developers to enter into publishing agreements with us. We may be unable to secure or maintain relationships with leading independent video game software developers if our competitors can offer them better shelf access, better marketing support, more development funding, higher royalty rates, more creative control or other advantages. Usually, our agreements with independent software developers are easily terminable, sometimes without notice, if either party declares bankruptcy, becomes insolvent, ceases operations or materially breaches its agreement and fails to cure that breach within a designated time frame. In addition, many leading independent video game software developers have limited financial resources. Many are small companies with a few key individuals without whom a project may be difficult or impossible to complete. Consequently, we are exposed to the risk that these developers will go out of business before completing a project, lose key personnel or simply cease work on a project for which we have hired them.

If we are unable to maintain or acquire licenses to intellectual property, we may publish fewer titles and our revenue may decline.

Many of our video game titles, and all of our GBA Video titles and plug-and-play video game offerings, are based on or incorporate intellectual property and other character or story rights acquired or licensed from third parties. We expect that many of our future products will also be based on intellectual property owned by others. The cost of acquiring these licenses is often high, and competition for these licenses is intense. Many of our competitors have greater resources to capitalize on licensing opportunities. Our licenses are generally limited in scope to specific platform and/or geographic territories, and generally last for two to three years. We may not be able to obtain new licenses, renew licenses when they expire or include new offerings under existing licenses. If we are unable to obtain new licenses or maintain existing licenses that have significant commercial value, or maintain our licenses at reasonable costs, we may be unable to sustain our revenue growth in the future other than through sales or licensing of our independently created material.

If we are unable to successfully introduce new products on a timely basis, or anticipate and adapt to rapidly changing technology, including new hardware platform technology, our business may suffer.

A significant component of our strategy is to continue to bring new and innovative products to market, and we expect to incur significant development, licensing and marketing costs in connection with this strategy. The process of introducing new products or product enhancements is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. For example, the development of frontline video games requires significant development and marketing expenditures. In the event we are not successful in developing new titles, peripherals and other products that gain wide acceptance in the marketplace, we may not recoup our investment costs in these new products, and our business, financial condition and results of operations could be materially negatively affected.

Furthermore, digital entertainment platforms are characterized by rapidly changing technology. We must continually anticipate the emergence of, and adapt our products to, new digital entertainment platforms and technologies. The introduction of new technologies, including new console and handheld technology, software media formats and delivery channels, could render our previously released products obsolete, unmarketable or unnecessary. In addition, if we incur significant expense developing products for a new system that is ultimately unpopular, sales of these products may be less than expected and we may not be able to recoup our investment. Conversely, if we choose not to publish products for a new system that becomes popular, our revenue growth, reputation and competitive position may be adversely affected. Even if we are able to accurately predict which video game platforms will be most successful, we must deliver and market offerings that are accepted in our extremely competitive marketplace.

The loss of any of our key customers could adversely affect our sales.

Our sales to Wal-Mart, Toys "R" Us and Jack of All Games accounted for approximately 27%, 25% and 16% of our net revenue for the fiscal year 2004, respectively. Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. Our business, results of operations and financial condition could be adversely affected if:

•	We lose any of our significant customers;

•	Any of these customers purchase fewer of our offerings; or

•	We experience any other adverse change in our relationship with any of these customers.

We have grown rapidly and if we fail to manage our growth, our business may suffer.

Although we commenced operations 18 years ago, recently we have experienced, and continue to experience, significant growth in our operations. This growth has entailed hiring key personnel, including our Chief Executive Officer, developing and introducing to market several new product lines and forging new customer and licensing relationships. We anticipate that further expansion of our operations will be required to address our potential growth as we continue to address market opportunities. This expansion has placed, and is expected to continue to place, a substantial strain on our management, operational and financial resources. In order to manage future growth, we will be required to improve existing and implement new operating and management systems, procedures and controls. We also need to hire, train and manage additional qualified personnel. A significant factor in our growth has been a substantial increase in consumer demand for our products. If we do not effectively manage our growth, we may not adequately satisfy this demand. In addition, the quality of our offerings or our ability to develop and bring our offerings to market on a timely or cost effective basis could suffer. This could negatively impact our reputation, revenue and results of operations.

We must continue to strengthen our financial systems and controls, and failure to do so could adversely affect our ability to provide timely and accurate financial statements.

As a closely-held company with no prior public reporting obligations prior to our merger with ConnectivCorp in December 2003, we had committed limited personnel and resources to the development of our internal financial controls and systems. In connection with our fiscal year 2003 financial statement audit and in connection with their continuing engagement, our independent auditors have and continue to provide us with comments and recommendations regarding a number of areas in our internal accounting and disclosure controls needing improvement. These areas include: segregating duties in key functions; the creation of formal accounting controls, policies and procedures; a need to hire additional management and staff experienced in financial reporting; and finalizing documentation of our accounting and disclosure internal controls and procedures. We have begun to address these issues by hiring a Chief Financial Officer who was formerly a partner in a Big Four accounting firm. We believe that as a result of our fiscal year 2004 audit, our auditors will likely issue to us a management letter setting forth their recommendations related to the above issues. There can be no assurance as to the nature of the recommendations, observations and suggestions regarding our operations, activities and efficiencies that may be contained in the management letter.

Continued improvement in our internal controls and procedures and the continued hiring and training of key accounting personnel will be required in order for us to manage future growth successfully and effectively assess our results of operations and liquidity needs.

Continued improvement of our internal controls as well as compliance with the Sarbanes-Oxley Act of 2002 and related requirements will be costly and will place a significant burden on management. In addition, as of October 31, 2005, we will become subject to the heightened internal control and procedure requirements of Section 404 of the Sarbanes-Oxley Act. To date, we have taken limited actions with respect to our requirements under Section 404, and we expect to hire additional personnel and/or engage outside consultants, among other preparations, over the next twelve months to assist in our Section 404 related activities. As of January 2005, we will have had only limited operating experience with the improvements we have made. We cannot assure you that the measures we have taken or any future measures will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to improve our internal controls or other problems with our financial systems or internal controls could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

Significant competition in our industry could adversely affect our business.

We cannot assure you that we will be able to successfully compete against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations or financial condition. The market for digital entertainment products, including video game titles, video content titles and digital media peripherals and applications, is highly competitive and relatively few products achieve significant market acceptance. We face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do. As a result, current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	undertake more extensive marketing campaigns;

•	devote greater resources to secure rights to valuable licenses and relationships with leading software developers;

•	gain access to wider distribution channels; and

•	have better access to prime shelf space.

With respect to our video game products, we compete with many other third party publishers in both our value and frontline market segments. In addition, console and handheld manufacturers, such as Microsoft, Nintendo and Sony, publish software for their respective platforms, and media companies and film studios are increasing their focus on the video game software market and may become significant competitors. We expect competition to increase in both the value and frontline areas as more competitors enter the video game market. While our GBA Video titles were the first video content titles to market, and to date the only third party titles that Nintendo has approved for the GBA, our competitors are developing competing titles and compression technology. Nintendo may approve these competing titles, which may utilize superior technology and prove to be more successful than our products. Nintendo itself is already using an alternative form of compression technology and producing GBA Video titles that compete with our products. We cannot assure you that competitors will not be able to also secure strong relationships with content providers on terms equal to or more favorable than we have. In addition, sales of our GBA Video products will be affected by the success of other portable video player platforms, including portable DVD players and other handheld video devices.

Our digital media peripherals and applications also face significant competition. For example, there have been a number of other recent "plug-and-play" video game systems containing different software, and offering different games, than ours. In addition, platform manufacturers may expand their product lines to include digital media peripherals and applications that may compete with our product offerings. Next-generation consoles may also render our digital media peripherals and applications obsolete. For example, Nintendo may incorporate an email or "chat" concept in future generations of its GBA, which could render our "wireless messenger" application obsolete.

Increased competition for limited shelf space and promotional support from retailers could affect the success of our business and require us to incur greater expenses to market our products.

Retailers typically have limited shelf space and promotional resources, such as circulars and in-store advertising, to support any one product among an increasing number of newly introduced entertainment offerings. Competition for retail support and shelf space is expected to increase, which may require us to increase our marketing expenditures or reduce prices to retailers. Competitors with more extensive lines, popular products and financial resources frequently have greater bargaining power with retailers. Accordingly, we may not be able to achieve or maintain the levels of support and shelf space that our competitors receive. As a result, sales of our products may be less than expected, which would have a material and adverse effect on our business, financial condition and results of operations.

Termination or modification of our agreements with hardware manufacturers, who are also competitors and frequently control the manufacturing of our titles, may adversely affect our business.

We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2 and PSP, from Nintendo to develop products for the GBA and GameCube, and from Microsoft to develop products for the Xbox. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms.

Our contracts with these manufacturers grant them approval rights over new products and often also grant them control over the manufacturing of our products. While we believe our relationships with these manufacturers are good, the potential for delay or refusal to approve or support our products exists, particularly since these manufacturers are also video game publishers and hence are also our competitors. We may suffer an adverse effect on our business if these manufacturers:

•	do not approve a project for which we have expended significant resources;

•	refuse or are unable to manufacture or ship our products;

•	increase manufacturing lead times or delay the manufacturing of our products; or

•	require us to take significant risks in prepaying and holding an inventory of products.

We may face limitations on our ability to find suitable acquisition opportunities and difficulties in integrating acquired businesses.

A component of our strategy is to grow through strategic relationships and acquisitions. If we make acquisitions, they could be material in size and scope. While we will continually be searching for appropriate strategic partnerships or acquisition opportunities, there can be no assurance that we will be successful in identifying suitable candidates. As the video game and digital entertainment industry continues to consolidate, we face significant competition for strategic partnership or acquisition opportunities, which may inhibit our ability to complete suitable transactions. Additionally, our management has generally had limited experience completing acquisitions or managing the integration of acquisitions. Accordingly, in the event we are able to identify suitable acquisition candidates, we cannot guarantee that we will be able to successfully complete or integrate any business, products, technologies or personnel that we might acquire or seek to acquire in the future, and our failure to do so could harm our business. Furthermore, any future acquisitions, if completed, would subject us to many risks, including:

•	difficulties in integrating the products, operations or personnel of acquired companies into our business;

•	diversion of our management's attention from our ongoing operations;

•	additional expenses associated with amortization of acquired assets or impairment of acquired goodwill;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	potential impairment of existing relationships with employees and customers as a result of the difficulties in integration of new management personnel; and

•	dilution to our stockholders in the event we issue stock to finance an acquisition or increased leverage if we incur debt to finance an acquisition.

The loss of our senior management and skilled personnel could negatively affect our business.

Our business greatly relies on the services of Morris Sutton, our Chairman Emeritus, and his relationships with hardware manufacturers, licensors of our content and several of our customers. We also greatly rely on the services of Carl Yankowski, our Chief Executive Officer, and Kevin Ray, our Chief Technology Officer. Our future success will depend to a significant degree upon the performance and contribution of these and other members of our senior management team, and upon our ability to attract, motivate and retain other highly qualified employees with technical, management, marketing, sales, product development, creative and other skills. In our industry, competition for highly skilled and creative employees is intense and costly. Our business, financial condition and results of operations could be materially and adversely affected if we lost the services of any members of our senior management team or key technical or creative employees or if we failed to attract additional highly qualified employees.

We intend to increase our revenues from our international operations, which may subject us to economic, political, regulatory and other risks.

Historically, we have not devoted significant resources to our international operations. However, a component of our strategy is to expand our international operations in order to increase our revenues. Expanding our international operations, however, may subject us to many risks, including:

•	economic and political instability;

•	compliance with foreign and domestic laws and regulations;

•	changes in foreign and domestic legal and regulatory requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	currency fluctuations;

•	difficulties in staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it more difficult to protect our properties from appropriation by competitors;

•	potentially adverse tax treatment;

•	difficulties with distributors; and

•	difficulties collecting our accounts receivable.

Rating systems for digital entertainment software, potential legislation and consumer opposition could inhibit sales of our products.

Trade organizations within the video game industry require digital entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of digital entertainment software in such countries. In some instances, we may be required to modify our products to comply with the requirements of these rating systems, which could delay the release of those products in these countries. Some of our existing and proposed new titles have and will receive an "M" rating, meaning it is not recommended for children under 17. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles. Several proposals have been made for legislation to regulate the digital entertainment software, broadcasting and recording industries, including a proposal to adopt a common rating system for digital entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of digital entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas, including legislation prohibiting the sale of certain "M" rated video games to minors, and by engaging in public demonstrations and media campaigns. Retailers may decline to sell digital entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our "M" rated products, and adversely affect our operating results. If any groups, whether governmental entities, hardware manufacturers or advocacy groups, were to target our "M" rated titles, we might be required to significantly change or discontinue a particular title, which in the case of one of our popular titles, could materially affect our business.

Our intellectual property is vulnerable to misappropriation and the effects of competitive, non-infringing technology, any of which could adversely affect our business prospects.

Our business relies heavily on proprietary intellectual property, whether our own or licensed from third parties. We own or have rights to use proprietary technology that we believe affords us a current competitive advantage. This technology is not, however, fully protected from infringement by competitors or from the introduction of non-infringing technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may try to copy our products, or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as U.S. law. Furthermore, our pending patent applications are provisional, and our pending and future patent and trademark applications may not issue as patents or trademarks, as the case may be, and even if they do issue, such patents or trademarks may not be of such sufficient scope or strength to provide meaningful economic or competitive value. Our rights and the additional steps we have taken to protect our intellectual property may not be adequate to deter misappropriation, particularly given the difficulty of effectively policing unauthorized use of our properties, and our proprietary position remains subject to the risk that our competitors or others will independently develop non-infringing technologies substantially equivalent or superior to our technologies. If we are unable to protect our intellectual property, or if we are sued for infringing on another party's intellectual property, our business, financial condition or results of operation could be materially adversely affected.

Intellectual property claims may increase our product costs or require us to cease selling affected products which could adversely affect our earnings and sales.

Development of original content, including publication and distribution, sometimes results in claims of intellectual property infringement. Although we make efforts to ensure our products do not violate the intellectual property rights of others, it is possible that third parties still may allege infringement. These claims, and any litigation resulting from these claims, could prevent us from selling the affected product, or require us to redesign the affected product to avoid infringement or obtain a license for future sales of the affected product. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and future business prospects. Any litigation resulting from these claims could require us to incur substantial costs and divert significant resources, including the efforts of our technical and management personnel.

If our products contain defects, our business could be harmed significantly.

The software products, and digital media products that employ software in their operations, that we publish and distribute are complex and may contain undetected errors when first introduced or when new versions are released. Despite extensive testing prior to release, we cannot be certain that errors will not be found in new products or releases after shipment, which could result in loss of or delay in market acceptance. This loss or delay could significantly harm our business and financial results.

If we account for employee stock options using the fair value method, it could significantly reduce our net income.

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," we provide quarterly and annual disclosures of the impact to earnings per share if stock options were expensed. We estimate that if stock options were expensed in accordance with SFAS 123, the impact for fiscal 2004 would have been an increase in net loss of approximately $1.9 million. In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, "Share-Based Payment," which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. This statement will be effective for the quarter beginning August 1, 2005.

Non-cash charges will reduce our earnings and may cause our stock to decline.

We incurred non-cash charges in connection with the grant of 297,857 options to our Chief Executive Officer, Carl Yankowski to purchase shares of common stock, at a 64% discount to the market price of our common stock. As a result of this grant, we incurred non-cash compensation expense of $316,000 for the fourth quarter of fiscal year 2004 and will incur $465,000 for each of the succeeding six quarters. In addition, during the first quarter 2005, we will record a non-cash charge of $1.1 million to recognize the exercise of warrants at a reduced exercise price. The charge will reduce net income attributable to common stockholders in the calculation of earnings per share.

The National Association of Securities Dealers, or NASD, has conducted a review of certain unusual trading activity in our common stock which coincided with the signing of a letter of intent with respect to our merger, the outcome of which could have a material adverse effect on our reputation, listing, financial condition, results of operations and liquidity.

On December 17, 2003 we received a letter from the NASD's Market Regulation Department stating that the NASD was conducting a review of unusual trading activity in our common stock between the time of the signing of the letter of intent with respect to our merger with ConnectivCorp and the date that we announced that a letter of intent was signed. There also appears to have been unusual trading activity around the time of the signing of the definitive agreement for the merger and prior to the announcement of such signing. Our current officers were not the subject of this investigation.

By letter dated April 22, 2004, the NASD indicated that it had concluded its review. The letter indicated that the NASD referred the matter to the SEC for whatever action, if any, the SEC deems appropriate. The letter concluded that "This referral should not be construed as indicating that any violations of the federal securities laws or the NASD Conduct Rules have occurred, or as a reflection upon the merits of the security involved or upon any person who effected transactions in such security." If we are sanctioned or otherwise held liable for this trading, any such sanctions could have a material adverse effect on our reputation, listing, financial condition, results of operations and liquidity. In addition, it is possible that such matters may give rise to civil or criminal actions.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of October 31, 2004, we had an outstanding foreign currency forward exchange contract to exchange 2.4 million euros into $2.8 million which expires March 31, 2005 and, accordingly, recorded as a liability (in accounts payable and accrued expenses) an unrealized loss of $267,000.

Item 8.    Financial Statements and Supplementary Data.

The financial statements required by this item are submitted in a serparate section beginning on Page F-1 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of October 31, 2004, with the participation of our management, the Chief Executive Officer and Chief Financial Officer of the Company evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)). In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls.    No change in the Company's internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

The information required by Part III of Form 10-K under

•	Item 10 – Directors and Executive Officers of the Registrant

•	Item 11 – Executive Compensation

•	Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•	Item 13 – Certain Relationships and Transactions

•	Item 14 – Principal Accountant Fees and Services

is incorporated by reference from our definitive proxy statement relating to the 2004 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2004 fiscal year end.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    (1)    Financial Statements.

The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

(2)    Financial Statement Schedules.

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)    Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted.

2.1	Agreement and Plan of Merger, dated as of November 10, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.1 to an Amendment to our Current Report on Form 8-K filed on December 22, 2003).
2.2	Amendment to Agreement and Plan of Merger, dated December 5, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on December 22, 2003).
3.1	Certificate of Incorporation of Majesco Holdings Inc. (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB filed on April 16, 2002).
3.2	Amendment to Certificate of Incorporation, dated September 11, 2000 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2000).
3.3	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 27, 2004).
3.4	Bylaws of Majesco Holdings Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on September 14, 2004).
*3.5	Amendment to Certificate of Incorporation, dated December 29, 2004.
4.1	Certificate of Designations, Preferences and Rights of 7% Cumulative Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on February 20, 2004 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2004).

4.2	Form of investor Subscription Agreement (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 1, 2004).
4.3	Form of warrant issued to investors (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on March 1, 2004).
4.4	Form of placement agent warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on March 1, 2004).
10.1	Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).
10.2	Xbox Publisher License Agreement, dated January 31, 2001, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.3 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).
10.3	Amendment to the Xbox Publisher Licensing Agreement, dated April 4, 2002, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2004).
10.4	Amendment to the Xbox Publisher Licensing Agreement (Xbox Live Distribution), dated March 17, 2003, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.4 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).
10.5	Amendment to the Xbox Publisher License Agreement (Tiered Royalty Rate Structure and Xbox Platinum Hits Program), dated January 31, 2003, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 3, 2004).
10.6	PlayStation 2 Licensed Publisher Agreement, dated April 1, 2000, by and between Sony Computer Entertainment America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 3, 2004).
10.7	License Agreement for Game Boy Advance (Western Hemisphere), dated May 10, 2001, by and between Nintendo of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).
10.8	License Agreement for Gamecube, (Western Hemisphere), dated January 11, 2001, by and between Nintendo of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.2 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).
10.9	Software Distribution Agreement, dated April 8, 2002, by and between Konami of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.5 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).
10.10	Amendment to Software Distribution Agreement, dated April 25, 2002, by and between Konami of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to a Current Report on Form 8-K filed on September 22, 2004).
10.11	License Agreement, dated April 30, 2002, by and between Namco Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).
10.12	First Amendment, dated January 7, 2003, to License Agreement, dated July 2, 2002, by and between NAMCO Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 15, 2004).

10.13	Second Amendment, dated May 7, 2003, to License Agreement, dated July 2, 2002, by and between NAMCO Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 15, 2004).
10.14	Third Amendment, dated July 2, 2002, to License Agreement, dated December 18, 2003, by and between NAMCO Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 22, 2004).
10.15	License Agreement, dated June 30, 2000, by and between Activision Publishing, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 22, 2004).
10.16	Third Amendment, dated June 30, 2000, to License Agreement, dated September 22, 2002, by and between Majesco Sales Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 22, 2004).
10.17	Escrow Agreement, dated February 19, 2004, by and among Majesco Holdings Inc., Jesse Sutton, Joseph Sutton, Adam Sutton, Morris Sutton, on behalf of Sarah Sutton and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.17 to an Amendment to our Registration Statement on Form S-1 filed on October 19, 2004).
10.18	Employment Agreement, dated August 24, 2004, by and among Majesco Holdings Inc., Majesco Sales Inc. and Carl Yankowski (incorporated by reference to Exhibit 10.1 to an Amendment to our Current Report on Form 8-K filed on August 31, 2004).
10.19	Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).
10.20	Amendment to Factoring Agreement, dated March 18, 1999, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).
10.21	Amendment to Factoring Agreement, dated September 30, 2004, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).
10.22	Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).
10.23	Master Purchase Order Assignment Agreement, dated July 21, 2000, between Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 22, 2004).
10.24	Sixth Amendment to Master Purchase Order Assignment Agreement, dated September 12, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 22, 2004).
10.25	Seventh Amendment to Master Purchase Order Assignment Agreement, dated October 16, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 22, 2004).
10.26	Eighth Amendment to Master Purchase Order Assignment Agreement, dated April 14, 2004, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 22, 2004).

10.27	Guaranty and Pledge Agreement, dated July 21, 2000, by and among Jesse Sutton, Joseph Sutton, Morris Sutton, Adam Sutton and Transcap Trade Finance (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 22, 2004).
10.28	Security Agreement and Financing Statement, dated July 21, 2000, by and among Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on October 22, 2004).
10.29	Employment Agreement, dated October 5, 2004, by and between Majesco Sales Inc., Majesco Holdings Inc. and Patrick Flaherty (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on October 8, 2004).
10.30	Form of Warrant Exercise Agreement, dated December 17, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2004).
*21.1	Subsidiaries.
*23.1	Consent of Goldstein Golub Kessler LLP.
31.1	Rule 13a-14(a) Cerfication of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO HOLDINGS INC.

By:	/s/ Carl Yankowski Carl Yankowski Chief Executive Officer
Date: January 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Yankowski	Chief Executive Officer, Chairman and Director (principal executive officer)	January 31, 2005

Carl Yankowski

/s/ Jan E. Chason	Chief Financial Officer (principal financial and accounting officer)	January 31, 2005

Jan E. Chason

/s/ Morris Sutton	Chairman Emeritus	January 31, 2005

Morris Sutton

/s/ Laurence Aronson	Director	January 31, 2005

Laurence Aronson

/s/ F. Peter Cuneo	Director	January 31, 2005

F. Peter Cuneo

/s/ James Halpin	Director	January 31, 2005

James Halpin

/s/ Louis Lipschitz	Director	January 31, 2005

Louis Lipschitz

/s/ Jesse Sutton	President and Director	January 31, 2005

Jesse Sutton

/s/ Joseph Sutton	Executive Vice President of Research and Development and Director	January 31, 2005

Joseph Sutton

/s/ Marc Weisman	Director	January 31, 2005

Marc Weisman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Majesco Holdings Inc.

We have audited the accompanying consolidated balance sheets of Majesco Holdings Inc. and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Majesco Holdings Inc. and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
November 30, 2004, except for the last two paragraphs of Note 17, as to which the date is December 23, 2004, and the seventh and eighth paragraphs of Note 15, as to which the date is December 28, 2004, and the last two paragraphs of Note 1, as to which the date is December 31, 2004, and the eleventh paragraph of note 15, as to which the date is January 10, 2005

MAJESCO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(dollars in thousands)

	October 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$4,170	$314
Due from factor	9,491	596
Inventory	12,755	10,995
Capitalized software development costs and prepaid license fees − current portion	10,574	3,794
Prepaid expenses	831	981
Total current assets	37,821	16,680
Property and equipment − net of accumulated depreciation and amortization of $1,356 and $1,236, respectively	798	855
Capitalized software development costs and prepaid license fees	4,952	—
Other assets	381	76
Total assets	$43,952	$17,611
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$19,985	$8,155
Inventory financing payables	6,750	3,066
Advances from customers	2,171	11,624
Settlement obligations − current portion	—	4,000
Loans payable − stockholders − current portion	—	562
Advance from officer	—	200
Total current liabilities	28,906	27,607
Settlement obligations	—	2,710
Capital lease obligations	—	24
Loans payable − stockholders	—	3,000
Dividend payable in common stock	1,261	—
Commitments and contingencies
Stockholders' equity (deficiency):
Common stock − $.001 par value; 250,000,000 shares authorized; 15,403,704 and 2,189,285 share issued and outstanding at October 31, 2004 and 2003, respectively	15	2
Series A Convertible Preferred stock – $.001 par value; 1,000,000 shares authorized; 132,142 shares issued and outstanding at October 31, 2003	—	—
Additional paid in capital	29,194	298
Accumulated deficit	(15,388)	(16,012)
Accumulated other comprehensive loss	(36)	(18)
Total stockholders' equity (deficiency)	13,785	(15,730)
Total liabilities and stockholders' equity (deficiency)	$43,952	$17,611

See accompanying notes

MAJESCO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except share amounts)

	Year Ended October 31,
	2004	2003	2002
Net revenues	$120,984	$46,608	$49,688
Cost of sales
Product costs	67,151	25,172	26,198
Software development costs and license fees	19,091	5,631	5,794
	86,242	30,803	31,992
Gross profit	34,742	15,805	17,696
Operating costs and expenses
Product research and development	2,994	2,554	2,887
Selling and marketing	13,664	9,931	8,156
General and administrative	5,814	3,140	4,742
Depreciation and amortization	439	356	368
Non-cash compensation charge	342	—	—
Write-off of accounts receivable	577	—	—
Litigation expense and settlement renegotiation	(1,200)	4,908	—
Loss on impairment of software development costs	—	3,656	—
	22,630	24,545	16,153
Operating income (loss)	12,112	(8,740)	1,543
Other expenses
Interest and financing costs	2,806	2,077	2,093
Unrealized loss on foreign exchange contract	267	24	—
Change in fair value of warrants	18,459	—	—
Merger costs	342	—	—
Abandoned equity offering expenses	—	—	201
Loss before income taxes	(9,762)	(10,841)	(751)
Provision for income taxes	1,424	—	—
Net loss	(11,186)	(10,841)	(751)
Deemed dividend to preferred stockholders	759	—	—
Preferred stock dividend	1,261	—	—
Fair value of warrants issued in connection with lock-up agreements	2,182	—	—
Net loss attributable to common stockholders	$(15,388)	$(10,841)	$(751)
Net loss attributable to common stockholders per share:
Basic and diluted	$(1.84)	$(4.95)	$(0.34)
Weighted average shares outstanding:
Basic and diluted	8,385,657	2,189,285	2,189,285

See accompanying notes

MAJESCO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(in thousands, except share amounts)

	Common Stock – $.001 par value		Series A Preferred Stock – $.001 par value		7% Preferred Stock – $.001 par value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficiency) Equity
	Number	Amount	Number	Amount	Number	Amount
Balance – October 31, 2001	2,189,285	$2	132,142	$—	—	$—	$298	$(4,046)	$—	$(3,746)
Net loss-total comprehensive loss	—	—	—	—	—	—	—	(751)	—	(751)
Distribution to stockholders	—	—	—	—	—	—	—	(374)	—	(374)
Balance – October 31, 2002	2,189,285	2	132,142	—	—	—	298	(5,171)	—	(4,871)
Net loss	—	—	—	—	—	—	—	(10,841)	—	(10,841)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(18)	(18)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(10,859)
Balance – October 31, 2003	2,189,285	2	132,142	—	—	—	298	(16,012)	(18)	(15,730)
Reclassification of accumulated deficit as a result of revocation of S Corporation election	—	—	—	—	—	—	(16,012)	16,012	—	—
Effect of recapitalization – reverse merger	3,264,805	3	—	—	—	—	(3)	—	—	—
Issuance of units pursuant to private placement memorandum, net of initial classification of $20,730 warrant liability and net of related expenses of $4,653	—	—	—	—	369	—	449	—	—	449
Deemed dividend – beneficial conversion charge	—	—	—	—	—	—	759	(759)	—	—
Surrender of Series A preferred stock with equivalent voting rights of 3,571,421 votes	—	—	(50,301)	—	—	—	—	—	—	—
Issuance of common stock upon conversion of:
Series A preferred stock	5,810,721	6	(81,841)	—	—	—	(6)	—	—	—
Loan payable – related party	285,714	—	—	—	—	—	1,000	—	—	1,000
Warrants	20,355	—	—	—	—	—	—	—	—	—
7% convertible preferred stock	3,832,824	4	—	—	(383)	—	(4)	—	—	—
Reclassification of warrant liability	—	—	—	—	—	—	39,189	—	—	39,189
Issuance of units in connection with Settlement of loans payable – stockholders	—	—	—	—	14	—	1,000	—	—	1,000
Issuance of stock options for services rendered	—	—	—	—	—	—	26	—	—	26
Value of warrants issued to investors	—	—	—	—	—	—	2,182	(2,182)	—	—
Non-cash stock option compensation	—	—	—	—	—	—	316	—	—	316
Preferred dividend payable in common stock	—	—	—	—	—	—	—	(1,261)	—	(1,261)
Net loss	—	—	—	—	—	—	—	(11,186)	—	(11,186)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(18)	(18)
Total comprehensive loss										(11,204)
Balance October 31, 2004	15,403,704	$15	—	$—	—	$—	$29,194	$(15,388)	$(36)	$13,785

See accompanying notes

MAJESCO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year ended October 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2004	2003	2002
Net loss	$(11,186)	$(10,841)	$(751)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in fair value of warrants	18,459	—	—
(Gain) loss on litigation expense and settlement renegotiation	(1,200)	4,908	—
Loss on impairment of software development costs	—	3,656	—
Depreciation and amortization	439	356	368
Non-cash compensation expense	342	—	—
Changes in operating assets and liabilities
(Increase) decrease in due from factor – net	(8,895)	2,914	(1,662)
(Increase) decrease in inventory	(1,760)	(8,286)	4,856
(Increase) in capitalized software development costs and prepaid License fees	(11,732)	(2,307)	(2,881)
Decrease (increase) in prepaid expenses	150	120	(1,013)
(Increase) decrease in other assets	(368)	(76)	259
Increase (decrease) in accounts payable and accrued expenses	11,847	(821)	702
(Decrease) increase in advances from customers	(9,453)	7,503	724
(Payment) of settlement obligations	(5,510)	—	—
Net cash (used in) provided by operating activities	(18,867)	(2,874)	602
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(319)	(152)	(297)
Net cash used in investing activities	(319)	(152)	(297)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) on loan – bank – net	—	(2,360)	(91)
Inventory financing	3,684	2,601	183
(Repayments) borrowings – loans from stockholders – net	(2,562)	2,295	36
Principal payments on capital lease obligations	(41)	(44)	(38)
(Repayment to) advances from officer – net	(200)	200	—
Distribution to stockholders	—	—	(374)
Proceeds from private placement, net of expenses	21,179	—	—
Convertible loan from related party	1,000	—	—
Net cash provided by (used in) investing activities	23,060	2,692	(284)
Effect of exchange rates on cash and cash equivalents	(18)	(44)	—
Net increase (decrease) in cash	3,856	(378)	21
Cash and cash equivalents – beginning of year	314	692	671
Cash and cash equivalents – end of year	$4,170	$314	$692
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$2,806	$1,892	$1,747
Cash paid during the year for income taxes	$240	—	—
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 100 units of the 7% preferred stock and warrants in connection with settlement of loans from stockholders	$1,000	—	—
Issuance of 285,714 shares of common stock as repayment of loan from related party	$1,000	—	—
Deemed dividend arising from beneficial conversion feature of the preferred stock	$759	—	—
Dividend on preferred stock payable in common stock	$1,261	—	—
Fair value of warrants issued in connection with lock-up agreement	$2,182	—	—

See accompanying notes

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

Merger.    On December 5, 2003, Majesco Holdings Inc. (formerly ConnectivCorp) ("MHI") consummated a merger with Majesco Sales Inc. ("MSI") ("the Merger"). As a result of the Merger, MHI exchanged 2,189,285 shares of common stock and 132,142 shares of Series A preferred stock for all of the issued and outstanding common stock of MSI. The 132,142 shares of Series A preferred stock that were issued in the Merger were convertable into 9,382,142 shares of common stock at any time after MHI amended its certificate of incorporation to increase the authorized common stock to allow for such conversion (see Note 10). Pursuant to the merger agreement, MSI became a wholly-owned subsidiary of MHI.

As a result of the transaction, the former stockholders of MSI were the controlling stockholders of the Company. Additionally, prior to the transaction, ConnectivCorp had no substantial assets. Accordingly, the transaction was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization of MSI, rather than a business combination. Therefore, the historical financial statements of MSI are the historical financial statements of the Company and historical stockholders' equity (deficiency) of MSI has been restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination.

Costs incurred by MSI, principally professional fees in connection with the Merger, amounting to $342,000, were charged to operations during the year ended October 31, 2004.

Reverse stock split.    On December 31, 2004 the Company undertook a 1-for-7 reverse stock split of the common stock outstanding in accordance with the approval of the Company's stockholders on November 4, 2004. As a result of the reverse stock split, every seven shares of the Company's common stock was combined into one share of common stock. The reverse stock split affects all the Company's common stock, stock options and warrants outstanding immediately prior to the effective date of the reverse stock split. Any fractional share resulting from the reverse stock split will be cancelled and exchanged for cash. The reverse split will reduce the number of shares of the Company's common stock outstanding including shares issuable in connection with the exercise of warrants in December, 2004 (see Note 17), from approximately 116.6 million shares to approximately 16.7 million shares.

All amounts of common stock have been retroactively restated throughout these consolidated financial statements to give effect to the 1-for-seven reverse stock split.

2.     PRINCIPAL BUSINESS ACTIVITY

Majesco Holdings Inc. and subsidiaries ("Majesco" or "Company") is an innovative provider of diversified offerings for digital entertainment platforms. The Company's offerings include games, video and digital media peripherals and applications, or gadgets. Majesco's diverse products provide the Company multiple opportunities to capitalize on the large and growing installed base of digital entertainment platforms and an increasing number of digital entertainment enthusiasts. Majesco publishes and distributes video game titles for all major current-generation platforms, including Nintendo's Game Boy Advance and GameCube, Sony's PlayStation 2, Microsoft's Xbox and the personal computer. The Company sells its products directly and through resellers primarily to U.S. retail chains, including Best Buy, Electronics Boutique, GameStop, Kmart, Target, Toys "R" Us and Wal-Mart.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of MHI and MSI and MSI's wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation. The operations of the Company are conducted principally through MSI.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition.    The Company recognizes revenue upon shipment of its product when title and risk of loss are transferred. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. Revenues, including sales to resellers and distributors, are recognized when these conditions are met.

For those agreements, which provide customers with the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy since the Company has no continuing obligations including requirements for duplication. Royalties on sales that exceed the guaranteed minimum are recognized as earned.

The Company generally sells its products on a no-return basis, although in certain instances, the Company may provide price protection or other allowances on certain unsold products. Price protection, when granted and applicable, allows customers a partial credit against amounts they owe the Company with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances.

The Company estimates potential future product price protection and other allowances related to current period product revenue. The Company analyzes historical experience, current sell through of retailer inventory of the Company's products, current trends in the video game market, the overall economy, changes in customer demand and acceptance of the Company's products and other related factors when evaluating the adequacy of price protection and other allowances.

Sales incentives or other consideration given by the Company to customers that are considered adjustments of the selling price of its products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company's products in a customer's national circular ad, are reflected as selling and marketing expenses.

Shipping and handling, which consist principally of packaging and transportation charges incurred to move finished goods to customers, amounted to $1.7 million, $811,000 and $775,000, and are included in selling expenses for the years ended October 31, 2004, 2003 and 2002, respectively.

Software Development Costs and Intellectual Property Licenses.    Software development costs include milestone payments made to independent software developers. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to development costs. Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the Company's products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fee), and a current liability, (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. Capitalized software development costs classified as non-current relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date.

Commencing upon the related product's release, capitalized software development and property licenses costs are amortized to cost of sales based upon the higher of the ratio of current revenue to total projected revenue or on the straight line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and intellectual property licenses is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology;

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. During the year ended October 31, 2003, as a result of the Company's assessment of the recoverability of capitalized software development costs, the Company recognized an impairment charge of $3.7 million measured by the amount by which the carrying amount of the asset exceeded its fair value. Of this amount, $3.2 million related to the write-off of all costs capitalized in the development of a video game that the Company determined would not be commercially viable and for which development was stopped.

Advertising Expenses.    The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Advertising costs charged to operations were $3.6 million, $2.9 million and $2.1 million for the years ended October 31, 2004, 2003, and 2002, respectively.

Income taxes.    The Company accounts for income taxes under the asset and liability method using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to November 1, 2003, the Company elected to be treated as an S Corporation under the provisions of the Internal Revenue Code. Accordingly, there is no provision for federal income taxes in fiscal years 2003 and 2002 because such liability was the responsibility of the individual stockholders. Effective November 1, 2003, the Company revoked its S Corporation election. On that date the Company became subject to federal income taxes and accordingly, the Company reclassified $16 million of undistributed losses from "accumulated deficit" to "additional paid in capital". No pro forma provision for income taxes has been provided in the accompanying consolidated statements of operations for 2003 and 2002 due to the Company's history of operating losses during these years and prior.

Stock Based Compensation.    The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). The provisions of SFAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for its stock option incentive plans. The provisions of SFAS 148 require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed prominently and in a tabular format. See the table below and Note 12 for the disclosures required by SFAS 123 and SFAS 148.

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to the Company's employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for the Company's stock option plan been determined based on the fair value method set forth in SFAS 123, the Company's net loss and per share amounts for the year ended October 31, 2004 would approximate the pro forma amounts indicated below:

(in thousands except per share amounts)
Net loss – as reported	$(11,186)
Less: Intrinsic value of stock based compensation included in net loss as reported, net of related tax effect	190
Add: Stock based employee compensation determined under fair value based method net of income tax effect	(2,053)
Net loss – pro forma	$(13,049)
Net loss attributable to common stockholders per share:
Basic and diluted-as reported	$(1.84)
Basic and diluted-pro forma	$(2.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate (annual)	Various rates ranging from 2.71% to 3.83% at date of grant
Expected volatility	30%
Expected life	5 years
Assumed dividends	None

Cash and cash equivalents.    Cash equivalents consist of highly liquid investments with insignificant rate risk and with maturities of three months or less at the date of purchase.

At various times, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

Inventory.    Inventory, which consists of finished goods, is stated at the lower of cost as determined by the first-in, first-out method, or market. The Company estimates the net realizable value of slow-moving inventory on a title-by-title basis and charges the excess of cost over net realizable value to cost of sales.

Property and equipment.    Property and equipment is stated at cost. Depreciation and amortization is being provided for by the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided for over the shorter of the term of the lease or the life of the asset.

Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated customer allowances, the valuation of inventory and the recoverability of advance payments for software development costs and intellectual property licenses. Actual results could differ from those estimates.

Foreign Currency Translation.    The functional currency of the Company's foreign subsidiary is its local currency. All assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the year, and revenue and operating expenses are

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

translated at weighted average exchange rates during the year. The resulting translation adjustments are included in other comprehensive loss in the statement of stockholders' equity(deficiency).

Loss per share.    Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per common share has not been presented for the periods because the impact of the conversion or exercise, as applicable, of the warrants (3,832,857); stock options (1,646,893); placement agent warrants (765,714) and lock-up warrants (526,377), would be antidilutive.

The number of shares outstanding for the periods prior to the Merger have been restated to reflect the recapitalization.

Recent accounting pronouncements.    The Financial Accounting Standards Board ("FASB") issued SFAS 123R, "Share-Based payment," which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. This statement will be effective for the Company with the quarter beginning August 1, 2005. The statement will impact the Company as described in the "Stock based Compensation" disclosures above.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

4.    DUE FROM FACTOR

The Company uses a factor to approve credit and to collect the proceeds from a substantial portion of its sales. The Company also utilizes purchase order financing through the factor to provide funding for the manufacture of its products (see Note 6). In connection with these arrangements, the factor has a security interest in substantially all of the Company's assets. In addition, certain officers of the Company provide personal guarantees in connection with these arrangements.

Under the terms of the agreement, the Company assigns to the factor and the factor purchases from the Company eligible accounts receivable. The factor, in its sole discretion, determines whether or not it will accept a receivable based on its assessment of credit risk. Once a receivable is accepted by the factor, the factor assumes substantially all of the credit risk associated with the receivable. The factor is required to remit payments to the Company for the assigned accounts receivable in accordance with the terms of the assigned invoice, regardless of whether the factor receives payment on the receivable, so long as the customer does not have a valid dispute related to the invoice. The amount remitted to the Company by the factor equals the invoiced amount adjusted for allowances for discounts the Company has provided to the customer. The factor charges 0.5% of invoiced amounts for these credit and collection services.

In addition, the Company may request that the factor provide cash advances based upon the Company's accounts receivable and inventory. The factor may either accept or reject the request for advances in its discretion. Amounts to be advanced to the Company by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As of October 31, 2004, the factor was advancing approximately 80% of the eligible accounts receivable and also is advancing approximately 50% of inventory, up to a maximum of $1 million. Total advances under the factoring arrangement includes letters of credit for purchase order financing (see Note 6) and is limited to $30 million in the aggregate (as of November 4, 2004 availability was increased to $35 million for 60 days to meet seasonal working capital needs). The interest rate for advances is prime plus 1%. The factor's charges and interest expense on the advances are included in "interest and financing costs" in the accompanying consolidated statement of operations.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due from factor consists of the following:

	October 31, (000's omitted)
	2004	2003
Outstanding accounts receivable sold to factor, net of allowances of $4,860 and $2,173, respectively.	$31,794	$5,132
Less: advances from factor	22,303	4,536
	$9,491	$596

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Year Ended October 31, (000's omitted)
	2004	2003	2002
Balance — beginning of year	$(2,173)	$(4,666)	(2,750)
Add: provision	(6,664)	(5,175)	(13,134)
Less: amounts charged against allowance	3,977	7,668	11.218
Balance — end of year	$(4,860)	$(2,173)	$(4,666)

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table represents the major components of accounts payable and accrued expenses:

	October 31, (000's omitted)
	2004	2003
Accounts payable-trade	$9,373	$5,890
Royalties	5,777	118
Income taxes	1,271	—
Sales commissions	1,255	418
Salaries and other compensation	1,154	420
Other accruals	1,155	1,309
	$19,985	$8,155

6.    INVENTORY FINANCING PAYABLE

The Company has arrangements with its factor and a finance company for purchase order financing in order to provide letters of credit necessary for the manufacture of our products. Manufacturers require the Company to present letters of credit in order to manufacture the products required under purchase orders from the Company's customers. The Company utilizes letters of credit from a finance company, which charges 3.3% of the purchase order amount for each transaction for 60 days. The Company's factor also provides letters of credit for which the factor charges 0.5% of the purchase order amount for 30 days. Additional charges are incurred if the letters of credit remain outstanding in excess of the original time period.

7.    ADVANCES FROM CUSTOMERS

In certain instances, customers and distributors have agreed to provide the Company with cash advances on their orders. These advances ($2.2 million and $11 million at October 31, 2004 and 2003, respectively) are then applied against future sales to these customers. In exchange for these advances,

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company offers these customers beneficial pricing or other considerations. In connection with sales agreements in 2003 with one of the customers, the Company provided the customer with a performance bond through letters of credit aggregating $4.6 million to guarantee performance under the agreement. The advances were liquidated through shipments and the related obligations under the performance bonds were satisfied.

The Company entered into a license and distribution agreement, as amended, with an interactive game publisher to distribute the Company's video games in Europe that expires March 31, 2005. Under the agreement, the Company provides localized masters to be used in the manufacture of versions of the games customized to operate in the geographic locality. Once the Company has delivered masters, in accordance with the contract, the Company has no further obligations under the contract and accordingly recognizes the minimum guaranteed fees under the contract as its revenue for each product. During the years ended October 31, 2004, 2003 and 2002, the Company recorded in net revenues $600,000, $2.8 million and $354,000, respectively, for royalties earned under the agreement.

In December 2003, the Company was notified by the interactive game publisher that it was terminating the license and distribution agreement as a result of the Merger. The Company is in discussion with the publisher who has indicated an interest in entering into a new contract under revised terms, however, there can be no assurance that the Company will be successful in negotiating a new contract on acceptable terms, or at all.

8.    SETTLEMENT OBLIGATION

In August 2003, the U.S. District Court of Massachusetts, in Infogrames Interactive, Inc. v. Majesco Sales Inc., entered judgment against MSI in the approximate amount of $6.7 million pursuant to a breach of contract action. In December 2003, the Company settled the case by agreeing to pay Atari Interactive, Inc. (formerly Infogrames Interactive, Inc.) ("Atari") $6.7 million as follows: (a) $1 million no later than two weeks after signing of the settlement agreement (the "Effective Date"); (b) $2.5 million upon the first to occur of (1) the Company receiving a total of $15 million or more in third party financing (subject to various terms and conditions) (the "Financing Date") or (2) June 30, 2004; (c) $1 million on the earlier of one year from the Financing Date or June 30, 2005, with interest at 5% per annum; and (d) $2.2 million on a date which was to be 42 months from the Effective Date, such payment accruing interest at the rate of 5% per annum from the earlier of the Financing Date or June 30, 2004. The Company borrowed $1 million to make the initial payment (see Note 16), and, as a result of the private placement (See Note 10) the Company paid $2.5 million and the $500,000 all in accordance with the terms of the settlement.

In May, 2004, in exchange for a one-time payment of $1.5 million by the Company in settlement of the remaining obligations (resulting in a $1.2 million gain), Atari agreed to release the Company from (i) any further obligations; (ii) all restrictions contained in the settlement agreement; and (iii) all obligations of any nature whatsoever with regard to the judgement.

9.    LOAN PAYABLE—STOCKHOLDERS

As of October 31, 2003, two of the Company's principal stockholders had advanced the Company $3.6 million, net of loan repayments. During the year ended October 31, 2003, the Company utilized $2.5 million of the proceeds of the loan to repay outstanding from the stockholders amounts under a line of credit agreement with a bank. The outstanding loan bore interest at the rate 10% per annum with interest payable monthly. At October 2003, there was also $24,000 of accrued interest outstanding. During the years ended October 31, 2004, 2003 and 2002, the Company charged to operations for interest expense $152,000, $276,000 and $240,000, respectively, related to this obligation.

The Company utilized $2.5 million from the proceeds of the preferred stock offering to repay a portion of the loans from the stockholders. In order to satify the remaining balance of the loan, the

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company agreed to issue to two of the Company's executive officers who are also principal stockholders, in the aggregate, 100 units in conjunction with the private placement (see Note 10).

10.    PRIVATE PLACEMENT

On February 26, 2004, the Company completed a private placement of securities in which the Company raised $25.8 million in gross proceeds from a group of institutional and accredited investors. The private placement resulted in net proceeds of $21.2 million after deducting the placement agent fees and other related expenses. In addition, the placement agent received warrants to purchase up to 268 of similar units, exercisable for five years from the date of issuance.

Pursuant to the terms of the private placement, the Company issued 2,583 units, each unit consisting of (i) one share of 7% convertible preferred stock, convertible into 1,428 shares of common stock and (ii) a three year warrant to purchase 1,428 shares of common stock at an exercise price of $7.00 per share.

The Company used $3.3 million of the net proceeds to pay certain creditors, including $2.5 million for a previously negotiated settlement amount to Atari and $2.5 million to repay portions of loans previously made to the Company by two of the Company's executive officers. In order to satisfy the remaining balance of the aforementioned loan, the Company agreed to issue to the executive officers, in the aggregate, 100 units. The Company used the remaining balance of the proceeds for working capital purposes.

The Company recorded a deemed dividend of $759,000 for the year ended October 31, 2004, relating to the beneficial conversion feature attributable to the 7% preferred stock, after deducting the fair value of the warrants issued. The deemed dividend increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per common share.

Each share of 7% preferred stock automatically converted into common stock at a conversion price of $7.00 per share as of October 29, 2004, the effective date of a registration statement as to the resale of the common stock underlying the 7% preferred stock and the warrants. Each share of 7% preferred stock entitled the holder to receive a 7% cumulative dividend payable solely in shares of common stock, on an annual basis. As of October 31, 2004, the Company recorded a liability of $1.3 million for the 78,283 shares of common stock to be issued for the dividend accrued during the period prior to the conversion of the preferred stock. On November 4, 2004, the dividend was declared by the board of directors to be payable on November 15, 2004.

In connection with the private placement, the holders of the Series A preferred stock surrendered an aggregate of 50,301 shares of their Series A convertible preferred stock, which were convertible into 3,571,421 shares of common stock. On April 13, 2004, the Company amended its Certificate of Incorporation to increase its authorized common stock to 250,000,000 shares and the holders of the Series A preferred stock converted their remaining 81,841 shares into 5,810,721 shares of common stock. All of the former holders of the Company's Series A convertible preferred stock have also agreed not to sell or otherwise dispose of any of the Company's securities held by such persons, subject to certain exceptions and without the consent of the placement agent until October 28, 2005.

In accordance with Emerging Issues Task Force Issue 00-19, referred to as EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," the Company initially accounted for the fair value of $21 million for the warrants as a liability since the Company would have incurred substantial penalties if it had not complied on a timely basis with the warrantholders' registration rights. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model. As a result of changes in the market value of the Company's common stock from the closing date through October 29, 2004, the effective date of the registration statement relating to the resale of the shares of common stock underlying the warrants, the Company recorded a non-cash charge of $18.5 million to reflect the associated change in value of

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the warrants during the period. As of the effective date of the resale registration statement, the fair value of $39.2 million for the warrants was reclassified to equity pusuant to paragraph 10 of EITF 00-19.

Effective February 17, 2004, in order to assist the Company in its financing efforts, all of the former holders of the Series A Preferred Stock agreed to place an aggregate of 142,857 shares (35,714 each) of common stock received in the Merger into escrow for five years to satisfy certain claims that may arise in the future against Majesco or ConnectivCorp in connection with the issuance of securities and/or any trading by ConnectivCorp from October 1, 2003 through December 31, 2003.

The Company had the right to call the warrants issued in the private placement for $.007 per share of common stock underlying the warrants. In September 2004, in exchange for new warrants to purchase an aggregate of 369,000 shares of common stock, exercisable at $21.00 per share and expiring on September 15, 2007, the holders' agreed to restrict the disposition of their shares of the Company's common stock underlying the units ("lock-up"), the Company agreed with the holders to not call the warrants until the lock-up is no longer in effect. The lock-up expires January 31, 2005, subject to certain exceptions. The Company entered into similar lock-up agreements with the holders of 1,368,348 shares of common stock and a holder of 262,857 shares underlying warrants and convertible securities. Warrants issued to these holders are exercisable for an aggregate of 163,120 shares. The Company recorded in the quarter ended October 31, 2004, a $2.2 million charge to reflect the fair value of the warrants issued in lock-up agreements. This charge increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per common share.

The warrants issued in connection with the lock-up are callable at the Company's option if the price of common stock is at least $35.00 per share for 60 consecutive days, the average daily trading volume for such period is at least 10,714 shares and the sale of the underlying common stock is registered. The Company has agreed to file a resale registration statement for these shares by January 31, 2005, subject to extension under certain circumstances. These warrant holders also received certain piggyback registration rights.

11.    INCOME TAXES

The provision for income taxes for the year ended October 31, 2004 consists of:

(000's omitted)
Current:
Federal	$1,251
State	299
Total current	1,550

Deferred income tax benefit related to non-cash compensation	(126)
$1,424

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for the year ended October 31, 2004 relates to the following:

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(000's omitted) Amount	Percent of Pretax Income
Tax benefit at federal statutory rate	$(3,319)	(34)%
State income taxes, net of federal income tax benefit	102	1
Non-deductible charge for change in fair value of warrants	6,276	65
Net operating loss carry forwards (1)	(289)	(3)
Change in valuation allowance	(1,243)	(13)
Other	(103)	(1)
	$1,424	15%

(1)	The Company utilized all net operating loss carry forwards available to offset current year taxable income.

The tax effects of temporary diffrences, and the valuation allowance that give rise to deferred income tax assets were as follows:

	October 31, (000's omitted)
	2004	2003
Impairment of capitalized software development costs not currently deductible		$1,243
Compensation expense not deductible until options are exercised	$126
Less valuation allowance		(1,243)
Deferred tax asset	$126	$0

Included in other assets at October 31, 2004 is a deferred tax asset of $126.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    STOCK-BASED COMPENSATION ARRANGEMENTS

On February 13, 2004, the stockholders approved a stock option plan that provides for the granting of options to purchase the Company's common stock. The plan covers employees, directors and consultants and provides for among other things, the issuance of non-qualified options and incentive stock options. As of October 31, 2004, the Company has reserved 15 million shares of common stock for issuance under the plan.

A summary of the status of the Company's options as of October 31, 2004 and changes during the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	—
Granted	1,692,533	$17.50
Canceled	45,640	13.30
Exercised	—	—
Outstanding at end of year	1,646,893	$17.57
Options exercisable at year-end	440,318	$18.69
Weighted-average fair value of options granted during the year	$6.37

The following table summarizes information about stock options at October 31, 2004:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- average Remaining Contractual Life (Years)	Weighted- average Exercise Price	Number Exercisable	Weighted- average Exercise
$7.00 – $13.30	816,184	9.6	$10.99	27,303	$7.00
14.00 – 19.60	482,855	9.9	19.32	413,015	19.46
21.00 – 31.92	347,854	9.7	30.73	—	—
$7.00 – $31.92	1,646,893	9.7	$17.57	440,318	$18.69

13.    EMPLOYEE RETIREMENT PLANS

During 2003, the Company merged its existing defined contribution pension plan and a money purchase pension plan which covered all eligible employees. Contributions are funded as accrued, not to exceed 25% of each eligible employee's compensation.

During October 2003, the Company adopted a defined contribution 401(k) plan covering all eligible employees.

The Company charged to operations $69,000 and $162,000 for contributions to retirement plans for the years ended October 31, 2003 and 2002, respectively.

Certain stockholders and key employees of the Company serve as trustees of plans.

14.    MAJOR CUSTOMERS

Sales to Toys "R" Us Inc. represented 25%, 32% and 19% of net revenues in 2004, 2003 and 2002, respectively. Sales to Wal-Mart, Inc. represented 27% and 12% of net revenues in 2004 and 2002, respectively. Sales to Jack of All Games, Inc. a subsidiary of Take-Two interactive Software, Inc.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

represented 16% of net revenues in both 2004 and 2003. Sales to Electronics Boutique Inc. represented 10% of net revenues in 2002.

15.    CONTINGENCIES AND COMMITMENTS

Commitments

The Company may utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. These contracts do not meet the criteria for hedge accounting and are recorded at fair value with unrealized gains (losses) included in net income (loss). The fair value of foreign currency contracts is estimated based on the spot rate of the hedged currency as of the end of the period. As of October 31, 2004, the contractual amount outstanding was $2.8 million, which required the Company to record an unrealized loss of $267,000 during the year ended October 31, 2004 which is included in accounts payable and accrued expenses. The risk of counter party nonperformance associated with this contract was not considered to be material. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurance that the Company's hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

At October 31, 2004 the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $30.2 million and $1.3 million, respectively. Milestone payments represent scheduled installments due to the Company's developers based upon the developers providing the Company certain deliverables, as predetermined in the Company's contracts. In addition, the Company may have to pay royalties for products sold. These payments will be used to reduce future royalties due to the developers from sales of the Company's videogames.

The Company is obligated under noncancelable operating leases for administrative offices, automobiles, and equipment expiring at various dates through 2009. The future aggregate minimum rental commitments exclusive of required payments for operating expenses are as follows (in thousands):

Year ending October 31,	(000's omitted)
2005	$572
2006	445
2007	394
2008	352
2009	263
$2,026

Total rent expense amounted to $461,000, $536,000 and $466,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

At October 31, 2004, the Company had open letters of credit aggregating $6.4 million under the Company's purchase order assignment arrangements for inventory to be delivered during the subsequent year.

The Company has entered into "at will" employment agreements with several key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and stock option grants. These agreements also contain provisions related to severance terms and change of control provisions.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

On September 20, 2002, Rage Games Limited filed a complaint against the Company based on claims of breach of contract and other claims and sought $6 million in damages.

On December 28, 2004, the parties entered into a settlement agreement in which the Company agreed to pay $650,000, on or before February 15, 2005 for a full and complete settlement of the litigation, including all claims and counterclaims.

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

On September 1, 2004, Entertainment Finance International, LLC ("EFI") commenced a breach of contract action relating to an outstanding warrant held by EFI. EFI alleged that pursuant to the terms of the warrant, the Company was obligated to pay $1,750,000 for the repurchase of the shares underlying the warrant. In July 2004, the Company issued 21,018 shares of Majesco stock pursuant to the exercise of the warrant. Pursuant to a settlement agreement dated January 10, 2005, the Company agreed to pay $250,000 to EFI and, if the Company concludes a secondary offering by February 21, 2005, an additional $985,000 from the offering proceeds. If the Company does not complete the secondary offering by February 21, 2005, the Company can either elect to pay an additional $985,000 or deliver additional shares of the Company's common stock to EFI with a value of $1,235,000. The liability will be recorded as an adjustment to "Additional paid in capital" since the alleged obligation existed prior to the ConnectivCorp merger.

In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition and operating results.

16.    RELATED PARTY TRANSACTIONS

In November 2003, in connection with the litigation settlement with Atari (see Note 8), the Company borrowed $1 million from the father-in-law of the President. The loan was convertible into 285,714 shares of the Company's common stock at the time there was a sufficient number of authorized shares to allow for the conversion of the loan. The loan was converted into common stock in April 2004.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilized $2.5 million from the proceeds of the private placement (see Note 10) to repay portions of loans previously made to the Company by two of the Company's executive officers who are also principal stockholders. In order to satisfy the remaining balance of the loans previously provided by the two executive officers, the Company agreed to issue to them, in the aggregate, 100 units similar to those issued in the private placement.

The Company uses the services of a company in which the brother of the Chairman Emeritus is an officer and co-owner for printing and packaging of the Company's products. During the years ended October 31, 2004, 2003 and 2002, the Company was charged $4.1 million, $1.9 million, and $672,000, respectively, for services provided which is principally included in "product costs" in the accompanying consolidated statement of operations. At October 31, 2004 and 2003 the amounts due to this vendor are $1.4 million and $876,000 respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

17.    SUBSEQUENT EVENTS

In December 2004, the Company offered certain qualified institutional buyers and institutional accredited investors the right to exercise warrants to purchase 1,171,419 shares of common stock at an exercise price of $5.95 per share. The warrants were initially issued in the February 2004 private placement and exercisable at $7.00 per share. The Company's proceeds from the exercise is $6.4 million. As a result of this transaction, the Company will record a non-cash charge of $1.1 million to recognize the exercise of warrants at a reduced exercise price. The charge will reduce net income attributable to common stockholders in the calculation of earnings per share.

As a condition to receiving the reduced exercise price, the exercising warrantholders agreed that the shares of common stock received by them upon the exercise of the warrants would be removed from the prospectus, covering their resale, dated October 29, 2004. The Company agreed to file a new registration statement by January 10, 2005, and will be obligated to pay the exercising warrantholders a penalty equal to 6.0% of the exercise price if the registration statement is not timely filed. Also, if the registration statement is not declared effective by February 15, 2005, the Company will be required to pay an additional penalty equal to 1.5% of the exercise price for each two-week period after such date that the registration statement is not declared effective, subject to a 6.0% aggregate annual cap.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters:

	For the Three Months Ended
	Jan. 31, 2003	Apr. 30, 2003	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004	Apr. 30, 2004	July 31, 2004	Oct. 31, 2004
	(in thousands, except per share data)
Net revenues	$13,413	$13,731	$3,995	$15,469	$24,619	$17,049	$33,971	$45,345
Cost of sales	8,082	9,121	2,460	11,140	17,123	11,613	26,892	30,614
Gross profit	5,331	4,610	1,535	4,329	7,496	5,436	7,079	14,731
Operating costs and expenses:
Product research and development	709	519	633	693	574	689	696	1,035
Selling and marketing	3,208	2,774	1,727	2,222	2,798	2,239	2,929	5,698
General and administrative	1,063	833	944	300	1,108	1,280	1,436	1,990
Depreciation and amortization	84	94	89	89	90	97	124	128
Other operating expenses (income) (1)	—	—	—	8,564	577	—	(1,174)	316
Operating income (loss)	267	390	(1,858)	(7,539)	2,349	1,131	3,068	5,564
Other expenses (2)	464	613	346	678	1,292	49,639	(18,216)	(10,841)
Income (loss) before income taxes	(197)	(223)	(2,204)	(8,217)	1,057	(48,508)	21,284	16,405
Provision for income taxes	—	—	—	—	—	489	759	176
Net income (loss)	$(197)	$(223)	$(2,204)	$(8,217)	$1,057	$(48,997)	$20,525	$16,229
Net income (loss) attributable to common stockholders (3)	$(197)	$(223)	$(2,204)	$(8,217)	$1,057	$(50,095)	$20,055	$13,595
Net income (loss) attributable to common stockholders per share:
Basic	$(0.09)	$(0.10)	$(1.00)	$(3.75)	$0.25	$(8.35)	$1.74	$1.16
Diluted	$(0.09)	$(0.10)	$(1.00)	$(3.75)	$0.10	$(8.35)	$1.06	$0.74
Weighted average shares outstanding
Basic	2,189,285	2,189,285	2,189,285	2,189,285	4,247,510	5,995,961	11,551,376	11,695,832
Diluted	2,189,285	2,189,285	2,189,285	2,189,285	10,162,339	5,995,961	18,842,607	18,321,150

(1)	Other operating expenses (income) includes provisions for litigation and settlement expenses of $4.9 million and loss on impairment of capitalized software development costs of $3.7 million in the three months ended October 31, 2003, a charge for an accounts receivable write-off of $577,000 related to the Kay-Bee Toys bankruptcy in the three months ended January 31, 2004, a gain of $1.2 million as a result of the renegotiation of the litigation settlement in the three months ended July 31, 2004 and non-cash compensation charges of $26,000 and $316,000 for the three months ended July 31, 2004 and October 31, 2004, respectively.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Other expenses (income) include:

	For the Three Months Ended
	Jan. 31, 2003	Apr. 30, 2003	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004	Apr. 30, 2004	July 31, 2004	Oct. 31, 2004
	(in thousands, except per share data)
Unrealized (gain) loss on foreign exchange	—	—	—	$24	$315	$(233)	$13	$172
Merger costs	—	—	—	—	342	—	—	—
Interest and financing costs, net	464	613	346	654	635	667	625	879
Change in fair value of warrants	—	—	—	—	—	49,205	(18,854)	(11,892)
	$464	$613	$346	$678	$1,292	$49,639	$(18,216)	$(10,841)

(3)	Net income (loss) attributable to common stockholders includes a preferred stock dividend requirement payable in common stock of $339,000, $470,000 and $452,000 for the three month periods ended April 30, July 31, and October 31, 2004, respectively, a $759,000 non-cash charge related to a deemed dividend to the holders of the 7% convertible preferred stock issued in connection with our February 2004 private placement and a $2.2 million non-cash charge related to the fair value of warrants issued in connection with a lock-up agreement in the three months ended October 31, 2004.