Form 10-K/A
period 2004-10-31
MAJESCO HOLDINGS INC
filed 2005-02-28
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

( X ) Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

OR

Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
for the Transition Period from ______ to ______

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

The outstanding number of shares of common stock as of February 25, 2005 was 22,104,141.

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from our Form 10-K as originally filed on January 31, 2005.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers of the Registrant

Below is information about our executive officers and directors. Jesse Sutton and Joseph Sutton are the sons of Morris Sutton. Otherwise, there is no family relationship between any of our directors or executive officers. Each director is elected until the next annual meeting, or until his earlier resignation or removal.

Name	Age	Position
Carl Yankowski	56	Chairman of the Board and Chief Executive Officer
Jan E. Chason	59	Chief Financial Officer
Patrick Flaherty	55	Executive Vice President of Sales and Marketing
Lester Greenman	49	Executive Vice President and Chief Legal Officer
Jesse Sutton	35	President and Director
Joseph Sutton	32	Executive Vice President of Research and Development and Director
Joseph Tuchinsky	51	General Counsel, Senior Vice President Business and Legal Affairs and Secretary
Morris Sutton	65	Chairman Emeritus
Laurence Aronson	48	Director
F. Peter Cuneo	60	Director
James Halpin	53	Director
Louis Lipschitz	59	Director
Marc Weisman	52	Director

CARL YANKOWSKI. Mr. Yankowski has been our Chairman and Chief Executive Officer since August 24, 2004. From November 2001 to August 2004, Mr. Yankowski was an active Principal of the Westerham Group LLC, a management and consulting firm. From March 2002 to the present, he has served as the Chairman of CRF, Inc., an electronic patient diaries company. From November 1999 to November 2001, he served as Chief Executive Officer of Palm, Inc., a handheld devices and solutions company. Prior to that, he was Chief Executive Officer of Reebok Brand at Reebok International Ltd., a sports footwear and apparel company. He was also President of Sony Electronics. Mr. Yankowski also served on the board of directors of Novell Inc. from June 2001 to February 2003, and currently serves on the board of directors of Chase Corporation, Informatica and a number of privately-held companies. Mr. Yankowski holds a Bachelor of Science in Electrical Engineering and a Bachelor of Science in Management from the Massachusetts Institute of Technology, where he is on the board of the Sloan School of Management.

JAN E. CHASON. Mr. Chason has served as our Chief Financial Officer since January 2, 2003. Prior to joining us, Mr. Chason provided interim Chief Financial Officer services through JEC Consulting Associates from June 2001 through December 2002. From June 1996 through June 2001, he served on the executive team of SFX Broadcasting and SFX Entertainment as the Chief Financial Officer of Triathlon Broadcasting Company, The Marquee Group, Inc. and Artist Group International LLC. He later served as Corporate Vice President — Finance of SFX Entertainment. After the

acquisition of SFX Entertainment by Clear Channel Communications Inc., he served as the Chief Financial Officer of Clear Channel Entertainment's Marketing and Media Divisions. Mr. Chason was a partner at Ernst & Young LLP from October 1982 through September 1994. Mr. Chason is a Certified Public Accountant and has a Bachelor of Business Administration from City College of New York.

PATRICK FLAHERTY. Mr. Flaherty joined us on October 4, 2004. From January 2001 to October 2004, Mr. Flaherty was an active Principal of the Westerham Group LLC, a management and consulting firm. From 1999 to 2001, Mr. Flaherty was employed by Reebok International Ltd., a sports footwear and apparel company. Prior to that, he was Senior Vice President — U.S. Marketing of Sony Electronics. Prior to his employment with Sony Electronics, Mr. Flaherty served as Vice President — Asia Pacific Region for Polaroid Corporation. Mr. Flaherty holds a B.S. from Northeastern University and an MBA from Babson College.

LESTER GREENMAN. Mr. Greenman joined us on February 3, 2005. From August 2004 through January 2005, Mr. Greeman was of Counsel to the law firm of Wollmuth, Maher & Deutsch, LLP. From 2001 to 2004, Mr. Greenman worked in consulting. From November 1998 to December 2000, Mr. Greenman was a partner at the Israel Infinity Venture Capital Fund. Prior to that, he was Senior Vice President of Software Publishing at Marvel Entertainment and Vice President of Legal and Business Affairs for Sony Interactive Entertainment. Mr. Greenman has a B.A. from Brandeis University and a J.D. from New York University Law School.

JESSE SUTTON. Mr. Sutton has served as one of our directors since December 5, 2003. Mr. Sutton is currently our President and has served in such capacity since December 2003 and, until August 24, 2004, served as our Chief Executive Officer. Since 1997, Mr. Sutton has served as the President of MSI, and from December 2003 to August 24, 2004, as its Chief Executive Officer. Jesse Sutton is Morris Sutton's son and Joseph Sutton's brother. From 1998 to 2001, Mr. Sutton was the President of Majesco Biologicals, Inc., a biotechnology development company, which ceased all operations in 2001 pursuant to an assignment for the benefit of creditors.

JOSEPH SUTTON. Mr. Sutton has served as one of our directors since December 5, 2003. Mr. Sutton is currently our Executive Vice President of Research and Development and has served in such capacity since December 2003. From 1997 to October 2000 Mr. Sutton was a Vice-President and MSI; from October 2000 through September 2003 he was Vice President-Game Development of MSI and in December 2003, he became MSI's Executive Vice President of Research and Development. Joseph Sutton is Morris Sutton's son and Jesse Sutton's brother.

JOSEPH TUCHINSKY. Mr. Tuchinsky joined us on October 1, 2003. Prior to joining us, Mr. Tuchinsky served as the Director of Legal and Business Affairs for Atari, Inc. and its predecessor company from October 2001 through August 2003 and Legal Counsel to Atari predecessor companies from September 1998 through September 2001. Prior to that, he was General Counsel for Future Vision Holding, Inc. and Senior Attorney for Long Island Lighting Corporation. Mr. Tuchinsky has a Bachelor of Arts from Queens College and Juris Doctor from Syracuse University College of Law.

MORRIS SUTTON. Mr. Sutton has served as one of our directors since December 5, 2003 and since August 24, 2004 as our Chairman Emeritus. Mr. Sutton was the founder of Majesco Sales Inc., our sole operating company and wholly-owned subsidiary, and, prior to the merger, was MSI's Chief Executive Officer from 1986 to December 2003. Morris Sutton is the father of Jesse Sutton and Joseph Sutton. From 1998 to 2001, Mr. Sutton was the Chairman of Majesco Biologicals, Inc., a biotechnology development company, which ceased all operations in 2001 pursuant to an assignment for the benefit of creditors.

LAURENCE ARONSON. Mr. Aronson has served as one of our directors since November 4, 2004. From 2003 to the present, Mr. Aronson has served as the President and Chief Executive Officer of Cartwheel LLC, a marketing services company. From 2000 to 2003, he was the President of Sales and Customer Marketing at Revlon USA. Prior to that he held senior leadership positions at Procter & Gamble and Warner Lambert/Adams USA.

F. PETER CUNEO. Mr. Cuneo has been one of our directors since October 18, 2004. Mr. Cuneo served as the President and Chief Executive Officer of Marvel Enterprises, Inc. from July 1999 through January 2003. From September 1998 to July 1999, Mr. Cuneo served as Managing Director of Cortec Group Inc., a private equity fund. From February 1997 to September 1998, he was Chairman of Cuneo & Co., L.L.C., a private investment firm. From May 1996 to February 1997, Mr. Cuneo was President, Chief Executive Officer and a Director of Remington Products Company, L.L.C., a manufacturer and marketer of personal care appliances. From May 1993 to May 1996, he was President and Chief Operating Officer at Remington. He is also a Director of Waterpik Technologies, Inc. and a Director and Vice Chairman of Marvel Enterprises, Inc.

JAMES HALPIN. Mr. Halpin has been one of our directors since September 9, 2004. Mr. Halpin retired in March 2000 as President and Chief Executive Officer and a director of CompUSA Inc., a retailer of computer hardware, software, accessories and related products, which he had been with since October 1992. He is also a director of Marvel Enterprises, Inc.

LOUIS LIPSCHITZ. Mr. Lipschitz has served as one of our directors since April 20, 2004. From February 1, 1996 to March 2004, Mr. Lipschitz served as Executive Vice President and Chief Financial Officer of Toys "R" Us, Inc.

MARC WEISMAN. Mr. Weisman has served as one of our directors since June 3, 2004. From 1988 to January 1995, Mr. Weisman served as Chief Financial Officer of The Adco Group, a privately held real estate and financial services company. In January 1995, he joined Credit Suisse First Boston as a Director in the Principal Transactions Group. In October 1996, he formed Sagaponack Partners, L.P., a private equity concern.

Section 16(a) Beneficial Ownership Reporting Compliance.    Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal 2004, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that initial reports of ownership were inadvertently filed late by Jan E. Chason, Morris Sutton, Jesse Sutton, Joseph Sutton, Joseph Tuchinsky, Adam Sutton, Louis Lipschitz and Marc Weisman; reports were also filed late by Robert Ellin, covering an aggregate of two transactions; Jesse Sutton, covering an aggregate of two transactions; Joseph Sutton, covering an aggregate of two transactions; and Joseph Tuchinsky, Jan E. Chason and Louis Lipschitz covering one transaction each.

Audit Committee Membership.    The Board has a standing Audit Committee, consisting of Messrs. Lipschitz, Halpin, Weisman and Cuneo.

Audit Committee Financial Expert.    The Board has determined that Louis Lipschtiz is a "financial expert" serving on its Audit Committee, and he is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Please see the biographical information for Mr. Lipschitz contained in our Identification of Directors and Executive Officers of the Registrant.

Corporate Code of Conduct and Ethics.    We have adopted a Corporate Code of Conduct and Ethics that applies to our principal executive officer and our principal financial and accounting officer. The code can be found on our website at http://www.majescogames.com/corp/ccoc.php. We will provide, without charge, a copy of our Corporate Code of Conduct and Ethics upon request to: Investor Relations, Majesco Holdings Inc., 160 Raritan Center Parkway, Edison New Jersey 08837.

Item 11.    Executive Compensation.

The following Summary Compensation Table sets forth summary information as to compensation received by our current Chief Executive Officer, our former Chief Executive Officer, and each of the most highly compensated executive officers who were employed by us at the end of the fiscal year ended October 31, 2004, the most recent fiscal period for which information is available, for services rendered to us in all capacities during the three prior fiscal years ended October 31, 2004 and who earned in excess of $100,000 for services rendered to us during the fiscal year ended October 31, 2004.

Summary Compensation Table

				Long-Term Compensation Awards
	Annual Compensation			Securities Underlying Options/ SARS(#)	All Other Compensation($)
Name and Principal Position	Year	Salary($)	Bonus($)
Carl Yankowski,	2004	72,000	—	992,857	14,500	(2)
Chief Executive Officer(1)	2003	—	—	—	—
	2002	—	—	—	—
Jesse Sutton,	2004	274,500	—	—	—
President and Former Chief	2003	350,000	—	—	17,000	(4)
Executive Officer(3)	2002	340,000	—	—	17,000	(4)
Joseph Sutton,	2004	274,500	—	—	—
Executive Vice President of Research	2003	350,000	—	—	17,000	(4)
and Development	2002	328,000	—	—	15,600	(4)
Jan E. Chason,	2004	200,000	50,000	42,857	—
Chief Financial Officer(5)	2003	159,000	—	—	—
	2002	—	—	—	—
Joseph B. Tuchinsky,	2004	204,000	50,000	28,571	—
General Counsel and Senior Vice President	2003	18,000	—	—	—
Business and Legal Affairs(6)	2002	—	—	—	—

(1)	Carl Yankowski, our Chief Executive Officer, joined the company on August 24, 2004 and has an employment agreement. For information regarding his compensation under the terms of this agreement, see the text under "Management—Employment Agreements" above.

(2)	This amount represents payment of certain perquisites, including a "gross up" payment for all applicable taxes.

(3)	Jesse Sutton was named Chief Executive Officer on December 5, 2003, the closing date of our merger, and served in such capacity until August 24, 2004. Jesse Sutton currently serves as our President.

(4)	These amounts represent contributions to our Profit Sharing Plan on behalf of Jesse and Joseph Sutton.

(5)	Mr. Chason began his employment on January 2, 2003.

(6)	Mr. Tuchinsky began his employment on October 1, 2003.

Option Grants in our Last Fiscal Year

The following table shows grants of stock options that we made during the year ended October 31, 2004 to each of the executive officers named in the Summary Compensation Table above.

Name	Number of Securities Underlying Options/SARS Granted(#)(1)		% of Total Options/SARS Granted to Employees in Fiscal Year Ended October 31, 2004	Exercise or Base Price ($/Share)	Grant Date Expiration Date($)(2)	Present Value
Carl Yankowski	297,857	(3)	18.3%	$7.00	8/24/2014	$13.66
	297,857	(4)	18.3%	$31.92	8/24/2014	$3.02
	397,142	(5)	24.5%	$19.46	8/24/2014	$6.38
Jesse Sutton	—		—	—	—	—
Joseph Sutton	—		—	—	—	—
Jan E. Chason	42,857	(6)	2.6%	$13.30	3/25/2014	$4.18
Joseph B. Tuchinsky	28,571	(6)	1.8%	$13.30	3/25/2014	$4.18

(1)	The options were granted pursuant to our 2004 Employee, Director and Consultant Stock Option Plan. The options granted to the above named executive officers are either incentive stock options or non-qualified stock options.

(2)	The present value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate (annual)	Various rates ranging from 2.71 to 3.41 at date of grant
Expected volatility	30%
Expected life	5 years
Assumed dividends	None

(3)	The options vest and become exercisable as to 1/24th of such option grant amount each month commencing as of the grant date.

(4)	The options vest and become exercisable as to 1/24th of such option grant amount each month commencing on the two-year anniversary of the grant date.

(5)	The options vested immediately and are all currently exercisable.

(6)	The options vest one-third annually commencing as of the grant date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table shows certain information with respect to options held as of October 31, 2004 by each of the executive officers named in the Summary Compensation Table above. None of such individuals exercised any options during fiscal 2004.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year End($)(1) Exercisable/Unexercisable
Carl Yankowski	434,374/558,482	377,895/2,645,354
Jesse Sutton	—	—
Joseph Sutton	—	—
Jan E. Chason	0/42,857	0/164,999
Joseph B. Tuchinsky	0/28,571	0/109,998

(1)	Calculated based upon the October 31, 2004 last reported sale price of the common stock on the OTC Bulletin Board of $17.15 per share, multiplied by the number of shares held, less the aggregate exercise price for such shares.

Director Compensation

In connection with their appointment to our board, Louis Lipschitz, Marc Weisman, James Halpin, F. Peter Cuneo and Laurence Aronson were each granted options to purchase 14,285 shares of our common stock at an exercise price of $25.41, $21.00, $21.49, $14.00 and $14.00 per share, respectively, which options expire ten years from the grant date. In addition, we pay each of our non-employee directors $15,000 annually for serving on our board and a fee of $1,000 for in-person attendance ($1,500 for the Chairman), and a fee of $500 for telephone attendance ($1,000 for the Chairman), at board or committee meetings. Other than Messrs. Lipschitz, Weisman, Halpin, Cuneo and Aronson, we do not pay directors any cash compensation for serving as a director.

Employment Agreements

We currently have employment agreements with Carl Yankowski, our CEO, Patrick Flaherty, our Executive Vice President of Sales and Marketing and Lester Greenman, our Executive Vice President and Chief Legal Officer. Mr. Yankowski's employment agreement provides for an annual base salary of $375,000. He is also eligible to receive a discretionary bonus of up to $62,500 for the period from the effective date of the agreement through the close of fiscal 2004 and a discretionary bonus for each annual period thereafter of up to 100% of his base salary or more, based on the determination by the compensation committee that Mr. Yankowski achieved some or all of the performance goals and objectives established for the applicable bonus period. In addition, Mr. Yankowski was granted, pursuant to our 2004 Employee, Director and Consultant Stock Plan, options to purchase a total of 992,856 shares of our common stock, which options have various exercise prices and vesting schedules, and expire ten years from the grant date. He is also eligible to receive a bonus of $1,000,000, on a post-tax basis, and additional "gross-up" payments to the extent he is subject to any tax liability as a result of his receipt of an "excess parachute payment", upon a change in control, subject to certain conditions. If we terminate Mr. Yankowski's employment without cause, as defined in the agreement, or the agreement is terminated by Mr. Yankowski for good reason, as defined in the agreement, Mr. Yankowski will receive the following severance benefits:

•	continued payment of his then base salary for a period of 12 months;

•	a percentage of the annual bonus, provided an annual bonus would have otherwise been awarded;

•	immediate vesting and exercisability of his unvested stock options, or other unvested compensatory equity awards, as if he remained in our employ for 18 months following such termination;

•	a cash lump sum payment of the change in control bonus, as defined in the agreement, or if earned at the time of termination, but not otherwise paid; and

•	reimbursement for any applicable premiums he pays to continue coverage under our benefit plans for a period of 12 months, or until he is eligible for similar benefits from another employer, provided, that if such termination occurs during the period commencing three months prior to a change in control and ending on the date that is 12 months after a change in control, his stock options or other unvested compensatory equity shall all be immediately and fully vested and exercisable. Mr. Yankowski's agreement contains customary confidentiality, non-competition/non-solicitation, and indemnification terms and is terminable at-will by either party.

Mr. Flaherty's employment agreement provides for an annual base salary of $200,000. He is also eligible to receive a discretionary bonus of up to 50% of his base salary for the period of our fiscal year and each annual period thereafter, based on the determination by the Chief Executive Officer that Mr. Flaherty achieved some or all of the performance goals and objectives established for the applicable bonus period. In addition, Mr. Flaherty was granted, pursuant to our 2004 Employee, Director and Consultant Stock Plan, options to purchase a total of 71,428 shares of our common stock, which options have various vesting schedules, and expire ten years from the grant date. If we terminate Mr. Flaherty's employment without cause, as such term is defined in the agreement, or the agreement is terminated by Mr. Flaherty for good reason, as such term is defined in the agreement, Mr. Flaherty will be eligible to receive severance benefits including, among other benefits and severance payments, continued payment of his then base salary for a period of 12 months, and an annual bonus, provided an annual bonus would otherwise have been awarded. The agreement contains customary confidentiality, non-competition/non-solicitation, and indemnification terms and is terminable at-will by either party.

Mr. Greenman's employment agreement provides for an annual base salary of $200,000. He is also eligible to receive a discretionary bonus of up to 50% of his base salary for the period from the Effective Date through the close of the Company's fiscal year, if so determined by the Company's chief executive officer, in accordance with the terms of the agreement. In addition, Mr. Greenman was granted, pursuant to the Company's 2004 Employee, Director and Consultant Stock Plan, options to purchase a total of 71,429 shares of the Company's common stock, which options have various exercise prices and vesting schedules, and expire ten (10) years from the grant date. If the Company terminates Mr. Greenman's employment without cause (as defined in the agreement) or the agreement is terminated by Mr. Greenman for good reason (as defined in the agreement) or the agreement is terminated by Mr. Greenman for good reason (as defined in the agreement), Mr. Greenman will receive severance benefits from the Company including, among other benefits and severance payments, continued payment of his then base salary for a period of 12 months and for any such termination occurring within 90 days after an annual bonus period, a percentage of the annual bonus (provided an annual bonus would have otherwise been awarded). The agreement contains customary confidentiality, non-solicitation, and indemnification terms and is terminable at-will by either party.

Employee Benefit Plans

2004 Employee, Director and Consultant Stock Option Plan

Our 2004 Employee, Director and Consultant Stock Option Plan was approved by our board of directors in January 2004 and adopted by our stockholders on February 13, 2004, which approval by our stockholders became effective on April 13, 2004. Under the plan, we may grant incentive stock options, nonqualified stock options and stock. A total of 2,142,857 shares of common stock have been reserved for issuance under this plan, of which 381,681 shares are currently available for future grant.

The plan is to be administered by our board of directors, except to the extent that it delegates its authority to a committee of the board. The plan authorizes the issuance of stock grants to our employees, directors and consultants, the grant of incentive stock options to our employees and the grant of non-qualified options to our employees and directors (approximately 77 people), and consultants.

For non-qualified options, the exercise price per share is determined by the board, subject to the limitation that the exercise price at least equals the par value per share of our common stock (i.e. $0.001 per share). For incentive stock options, the exercise price per share is determined by the board, subject to the limitation that the exercise price at least equals 100% of the fair market value per share of our common stock on the date of grant of the incentive stock option. If the participant in the plan owns more than 10% of the total combined voting power of the company, the exercise price per share must at least equal 110% of the fair market value per share of our common stock on the date of grant of the incentive stock option. The maximum term of options granted under the plan is ten years. Upon termination of a participant's service with us, he or she may exercise his or her option for the period of time stated in the option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. Upon termination for "cause," as defined in the plan, the board may terminate a participant's options. In all other cases, the option will generally remain exercisable for three months. However, an option may never be exercised later than the expiration of its term.

The plan provides that in the event of our merger with or into another corporation, or a sale of substantially all of our assets, each outstanding option must be assumed or an equivalent option substituted for by the successor corporation or a parent or subsidiary of the successor corporation. If the outstanding options are not assumed or substituted for, the administrator may provide either (i) that all options will become exercisable for a defined period after which they will terminate or (ii) that all options shall terminate in exchange for a cash payment equal to the value of the option shares less the exercise price. Similar provisions apply to outstanding rights to purchase stock granted under the plan.

With respect to stock grants, the date prior to which an offer of a stock grant must be accepted by a grantee and the stock grant purchase price, if any, shall be determined by the board. A stock grant may be subject to repurchase by us upon termination of employment of the grantee with the company, under certain circumstances

The plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

The plan will automatically terminate in 2014, unless we terminate it sooner. In addition, the board has the authority to amend, suspend or terminate the plan provided such action does not impair the rights of any participant.

During 2003, we merged our existing defined contribution pension plan and money purchase pension plan which covered all eligible employees. No contributions have been made under the plan during our 2004 fiscal year.

During October 2003, we adopted a defined contribution 401(k) plan covering all eligible employees.

Compensation Committee Interlocks and Insider Participation

Our board of directors as a whole made decisions relating to the compensation of our executive officers prior to the establishment of the Compensation Committee on July 15, 2004. Our committee has no interlocks with other companies.

Performance Graph

The following graph compares the yearly percentage change in our cumulative total stockholder return on our common stock during a period commencing on December 5, 2003 and ending on October 31, 2004 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and our peer group(1) during such period. It should be noted that we have not paid any dividends on our common stock, and no dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. This graph is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used on the graph was obtained from the Standard & Poor's Institutional Market Services, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

(1)	Our "peer group" consists of the following: Activision Inc., Electronic Arts Inc., Midway Games Inc., Take-Two Interactive Software and THQ Inc.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Overview

On July 15, 2004, the Board of Directors designated and appointed the Compensation Committee, which consisted of Louis Lipschitz and Marc Weisman. The Committee is responsible for establishing and administering our executive compensation policies. This report addresses the compensation policies for the fiscal year ended October 31, 2004 as they affected Jesse Sutton and Carl Yankowski, each in his capacity as our Chief Executive Officer, and our other executive officers. The current members of the committee are James Halpin, Louis Lipschitz and Laurence Aronson.

General Compensation Policy

The objectives of our executive compensation program are to:

•	Provide a competitive compensation package that will attract and retain superior talent and reward performance;

•	Support the achievement of our desired performance; and

•	Align the interests of executives with the long-term interests of stockholders through award opportunities that can result in ownership of common stock, thereby encouraging the achievement of superior results over an extended period.

Executive Officer Compensation Program

The Company's executive officer compensation program is comprised of: (i) base salary, which is set on an annual basis; (ii) discretionary incentive bonuses, which are based on the achievement of objectives and our performance; and (iii) discretionary incentive compensation in the form of equity incentive grants, with the objective of aligning the executive officers' long-term interests with those of the stockholders and encouraging the achievement of superior results over an extended period.

The Compensation Committee performs annual reviews of executive compensation to confirm the competitiveness of the overall executive compensation packages as compared with companies who compete with us to attract and retain employees.

Base Salary

Base salaries are set competitively relative to companies in the digital entertainment industry and other comparable companies. In determining salaries, the Compensation Committee also takes into consideration individual experience and performance. The Compensation Committee seeks to compare the salaries paid by companies similar in size and industry to us. Within this comparison group, we seek to make comparisons to executives at a comparable level of experience, who have a comparable level of responsibility and expected level of contribution to our performance. In setting base salaries, the Compensation Committee also takes into account the level of competition among digital entertainment companies to attract talented personnel.

Incentive Bonuses

We establish goals related specifically to that officer's areas of responsibility. The Compensation Committee determines the amount of each executive's bonus based on a subjective assessment by the Compensation Committee of the officer's progress toward achieving the established goals. Bonuses are typically awarded on an annual basis.

Long-term Incentive Compensation

Long-term incentive compensation, in the form of stock options and restricted stock grants, allows the executive officers to share in any appreciation in the value of our common stock. The Compensation Committee believes that equity participation aligns executive officers' interests with those of the stockholders. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Awards are made at a level calculated to be competitive within the digital entertainment industry as well as a broader group of companies of comparable size. In determining the amount of each grant, the Compensation Committee takes into account the number of shares held by the executive prior to the grant as well as our performance and the individual executive. The plan provides that awards will be canceled and that certain gains must be repaid if an executive officer violates certain provisions of the plan. These provisions include prohibitions against engaging in activity that is detrimental to us, such as performing services for a competitor, disclosing confidential information or soliciting customers away from the company.

Chief Executive Officer Compensation

The base salary of Jesse Sutton, our current President and until August 23, 2004, our Chief Executive Officer, for fiscal year 2004 was determined by the then Board of Directors upon his appointment on December 5, 2003. The Board believed such salary was warranted in light of Mr. Sutton's important contributions to Majesco Sales Inc. in the years prior to the merger, including managing the company in a challenging business environment and leading it through its successful merger with a public company.

The salary for our current Chief Executive Officer, Carl Yankowski, during the last fiscal year was determined in accordance with our employment agreement with him, effective as of August 23, 2004. The stock options granted to Mr. Yankowski were determined in accordance with the criteria described above, the Committee's subjective assessment of his skills in relation to other chief executive officers in the digital entertainment industry and his level of corporate leadership experience.

Tax Considerations

The Compensation Committee's compensation strategy is to be cost and tax effective. Therefore, the Compensation Committee's policy is to preserve corporate tax deductions, while maintaining the flexibility to approve compensation arrangements that it deems to be in the best interests of the company and its stockholders, even if such arrangements do not always qualify for full tax deductibility.

THE COMPENSATION COMMITTEE:
James Halpin Louis Lipschitz Laurence Aronson

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information
As of October 31, 2004

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,646,893	$17.57	495,964
Equity compensation plans not approved by security holders	—	—	—
Total	1,646,893	$17.57	495,964

The following table sets forth, as of February 22, 2005, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of (i) each current member of the board of directors, (ii) our former chief executive officer and certain other highly compensated officers, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

Common Stock	Number of Shares Beneficially Owned		Voting Power
Directors and Executive Officers
Carl Yankowski	471,607	(1)	2.1%
Jesse Sutton	2,232,888	(2)(3)	10.1%
Jesse M. Sutton Foundation (4)	217,142		1.3%
Joseph Sutton	2,232,888	(2)(3)	10.1%
Morris Sutton (5)	802,863	(3)	3.6%
Louis Lipschitz	4,762	(6)	*
Marc Weisman	0	(7)	*
James Halpin	0	(8)	*
F. Peter Cuneo	0	(9)	*
Laurence Aronson	0	(10)	*
Jan E. Chason	28,570	(6)	*
Joseph B. Tuchinsky	9,524	(6)	*
Patrick Flaherty	22,221	(6)	*
Lester Greenman	14,285	(6)	*
Executive officers and directors as a group	6,035,163		26.8%
Five Percent Stockholders
Adam Sutton (11)	2,088,571	(3)	9.5%
JMP Asset Management LLC	1,221,998		5.5%

*	Represents beneficial ownership of less than 1% of the shares of common stock.

(1)	Represents shares of common stock underlying outstanding options but does not include outstanding options which have not vested and are not vesting within 60 days.

(2)	Includes 500,000 shares of common stock which may be acquired upon exercise of warrants to purchase shares of common stock.

(3)	Of the amounts identified, 250,000 shares of common stock are subject to an escrow agreement.

(4)	Morris Sutton, Jesse Sutton and Joseph Sutton act as officers of the Jesse M. Sutton Foundation, and each has the power to vote and dispose of the shares held by the Foundation. Since the power to vote and dispose of the shares is shared among the three individuals, the number of shares disclosed under each of Jesse, Joseph and Morris Sutton does not include the number of shares held by the Foundation.

(5)	Pursuant to a voting agreement, Morris Sutton has the power to vote the shares held in the name of his daughter, Sarah Sutton. The voting agreement does not restrict Sarah from exercising all other rights of beneficial ownership, including disposition and the right to receive payments of dividends or other distributions from Majesco with respect to the shares.

(6)	Represents shares of common stock underlying outstanding options but does not include outstanding options which have not vested and are not vesting within 60 days.

(7)	Does not include shares of common stock underlying outstanding options which options vest 1/3 annually commencing on June 8, 2005.

(8)	Does not include shares of common stock underlying outstanding options which options vest 1/3 annually commencing on September 9, 2005.

(9)	Does not include shares of common stock underlying outstanding options which options vest 1/3 annually commencing on October 18, 2005.

(10)	Does not include shares of common stock underlying options which options vest 1/3 annually commencing on November 4, 2005.

(11)	Adam Sutton is the adult son of Morris Sutton and brother of Jesse and Joseph Sutton. Adam is not an executive officer or director of the company.

Item 13.    Certain Relationships and Related Transactions

Prior to the reverse merger on December 5, 2003 of Majesco Sales Inc. into ConnectivCorp (which subsequently changed its name to Majesco Holdings Inc.), Jesse Sutton, then President, and Joseph Sutton, then Executive Vice President, each loaned us approximately $1.8 million, for an aggregate amount of approximately $3.5 million, in order to enable us to repay amounts due under a line of credit from a bank, with the remainder used for working capital purposes. Jesse and Joseph Sutton were repaid, in the aggregate, approximately $2.5 million from the proceeds of our private placement completed in February 2004 and, in conjunction with the closing, the remaining $1.0 million owed to them was exchanged for units having a value of $1.0 million which units consisted of (i) 100 shares of 7% convertible preferred stock, which were converted on October 29, 2004 into 142,857 shares of our common stock and (ii) a three-year warrant to purchase 142,857 shares of our common stock at an exercise price of $7.00 per share. Immediately prior to the initial closing of our February 2004 private placement, the market price of our common stock was $11.90 per share. Also in connection with the private placement, Jesse Sutton, Joseph Sutton, Adam Sutton, and Sarah Sutton, the children of Morris Sutton, surrendered for cancellation an aggregate of 352,112 shares of Series A preferred stock that were convertible into 3,571,421 shares of our common stock.

On November 25, 2003, Albert Ades, the father-in-law of Jesse Sutton, loaned us $1.0 million. In exchange for the loan, Mr. Ades received a non-interest bearing convertible promissory note that would automatically convert into 285,714 shares of our common stock upon (i) the consummation of the reverse merger and (ii) an increase in our authorized shares of common stock sufficient to allow for the conversion of the note. We used the funds from Mr. Ades to satisfy a portion of our obligations pursuant to a settlement with Atari. This note was converted to common stock on April 23, 2004 at which date the market price of our common stock was $27.16 per share.

We currently use the services of a printing and packaging company in which Morris Sutton's brother is a co-owner. In fiscal 2004, we received services from this company for which we were billed approximately $4.1 million. Such charges are, to our knowledge, on terms no less favorable to what we could receive from providers of similar services.

During 2003, approximately 1.4 million unregistered shares of ConnectivCorp's common stock were sold at a price of $0.70 per share. The proceeds of these sales were used to pay off debts of ConnectivCorp to service providers and our other creditors, including a consulting fee payment in connection with the merger equal to $450,000 to Atlantis Equities, Inc., an entity of which Robert S. Ellin, the former Chairman of ConnectivCorp, is a principal. Atlantis also received consulting fees of approximately $130,000 for consulting services rendered to ConnectivCorp in 2002 and 2003. In addition, Atlantis received an additional $300,000 from us upon completion of our February 2004 private placement. JMP Securities LLC, the placement agent we used in connection with our February 2004 private placement, also paid a referral fee to Atlantis in the form of a warrant to purchase 92 units (131,428 shares of common (originally 7% convertible preferred stock) and a warrant to purchase 131,428 shares of common stock), which was originally issued to JMP Securities LLC as part of the placement agent fee.

On February 12, 2004, in connection with our February 2004 private placement, we entered into an engagement letter with JMP Securities LLC, a wholly-owned subsidiary of JMP Group, which is also the parent of JMP Asset Management LLC. JMP Asset Management LLC, through certain of its investment funds, is one of our principal stockholders by virtue of its investment in our February 2004 private placement. Pursuant to the engagement letter, we paid JMP Securities, as placement agent, approximately $2.9 million and issued to JMP Securities warrants to purchase 268 units (consisting of 382,857 shares of our common stock (originally 7% convertible preferred stock) and warrants to purchase 382,857 shares of our common stock), exercisable for a period of five years at an exercise price of $10,000 per unit. In connection with the engagement letter, we also:

(i) engaged JMP Securities to perform certain financial advisory services, for which we agreed to pay JMP Securities $10,000 per month during the term of the agreement;

(ii) agreed to pay JMP Securities a cash fee of 7% of the gross proceeds received by us in connection with the exercise of warrants issued in our February 2004 private placement; and

(iii) granted JMP Securities a right of first refusal to act as (i) the sole book-running lead managing underwriter in the event of a public offering of our securities and (ii) our exclusive financial advisor if we decide to pursue any business combination, including an acquisition of another entity or the sale of our company or a minority interest in our company, in which case we have agreed to pay JMP Securities a cash fee equal to a customary percent of the total consideration involved in the transaction, subject to a minimum of $300,000.

On November 9, 2004, as amended on January 10, 2005, we entered into an agreement with JMP Securities to, among other things, amend certain provisions of the February 12, 2004 engagement letter. Under this agreement, we agreed that in exchange for JMP Securities waiving its right to act as the sole book-running lead managing underwriter in our secondary offering, JMP Securities would be entitled to be co-lead, co-book-running manager in the offering and to receive 32% of the aggregate amount paid to underwriters in such offering.

With regard to the amendments to the February 12, 2004 letter with JMP Securities, JMP Securities agreed to permanently waive its right to continue to receive $10,000 per month for financial advisory services. Finally, JMP Securities waived the other rights identified above as a result of the completion of our secondary offering.

Entities affiliated with JMP Securities have also entered into a lock-up agreement with us in conjunction with the lock-ups entered into in October 2004 pursuant to which, among other things, such entities were issued warrants to purchase 71,428 shares of our common stock with an exercise price of $21.00 per share.

On December 22, 2004, we received $2.0 million net proceeds from the exercise of warrants to purchase 357,142 shares of our common stock held by entities affiliated with JMP Asset Management LLC at a reduced exercise price of $5.95 per share. The warrants were initially issued in the February 2004 private placement and were exercisable at $7.00 per share. We offered certain qualified institutional buyers and institutional accredited investors the reduction in the exercise price to induce them to exercise. As a condition to receiving the reduced exercise price, each exercising warrantholder agreed that the shares received by such warrantholder upon the exercise of the warrants would be removed from the registration statement registering the resale of such shares, declared effective October 29, 2004. We filed a new registration statement registering the resale of such shares on December 23, 2004, and such registration statement was declared effective on February 9, 2005.

Item 14.    Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated. Amounts included prior to December 5, 2003 relate to Majesco Sales Inc., which became our sole operating business and wholly-owned subsidiary via a reverse merger on such date.

	Year Ended October 31,
Category	2004	2003
Audit fees (1)	$224,834	$113,032
Audit-related fees (2)	211,559	—
Tax fees (3)	129,461	103,685
All other fees (4)	59,734	6,370

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in "audit fees" in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, accounting issues and client conferences.

Audit Committee Pre-Approval Policy

In addition to retaining Goldstein Golub Kessler LLP to audit our consolidated financial statements for the years ended October 31, 2004 and 2003, we retained Goldstein Golub Kessler to provide other auditing and advisory services to us in our 2004 and 2003 fiscal years. We understand the need for Goldstein Golub Kessler to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Goldstein Golub Kessler, our audit committee has restricted the non-audit services that Goldstein Golub Kessler and its aligned company may provide to us primarily to tax services.

The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by Goldstein Golub Kessler.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO HOLDINGS INC.
By:	/s/ Carl Yankowski
Carl Yankowski Chief Executive Officer
Date: February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Yankowski	Chief Executive Officer, Chairman and Director (principal executive officer)	February 28, 2005

Carl Yankowski

/s/ Jan E. Chason	Chief Financial Officer (principal financial and accounting officer)	February 28, 2005

Jan E. Chason

/s/ Morris Sutton	Chairman Emeritus	February 28, 2005

Morris Sutton

/s/ Laurence Aronson	Director	February 28, 2005

Laurence Aronson

/s/ F. Peter Cuneo	Director	February 28, 2005

F. Peter Cuneo

/s/ James Halpin	Director	February 28, 2005

James Halpin

/s/ Louis Lipschitz	Director	February 28, 2005

Louis Lipschitz

/s/ Jesse Sutton	President and Director	February 28, 2005

Jesse Sutton

/s/ Joseph Sutton	Executive Vice President of Research and Development and Director	February 28, 2005

Joseph Sutton

/s/ Marc Weisman	Director	February 28, 2005

Marc Weisman