Form 10-Q
period 2005-01-31
MAJESCO HOLDINGS INC
filed 2005-03-17
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005	Commission File No. 000-51128

Majesco Holdings Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	606-1529524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes            No

As of March 15, 2005, there were 22,104,804 shares of the Registrant's common stock outstanding.

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
JANUARY 31, 2005 QUARTERLY REPORT ON FORM 10-Q
INDEX

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(dollars in thousands, except share amounts)

	January 31, 2005	October 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$54,548	$4,170
Due from factor	9,061	9,491
Inventory	8,455	12,755
Capitalized software development costs and prepaid license fees - current portion	15,357	10,574
Prepaid expenses	2,143	831
Total current assets	89,564	37,821
Property and equipment - net	765	798
Capitalized software development costs and prepaid license fees	9,093	4,952
Other assets	536	381
Total assets	$99,958	$43,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,667	$19,985
Inventory financing payable	540	6,750
Advances from customers	2,043	2,171
Total current liabilities	25,250	28,906
Dividend payable in common stock	—	1,261
Commitments and contingencies
Stockholders' equity
Common stock - $.001 par value; 250,000,000 shares authorized; 22,104,804, and 15,403,704 issued and outstanding at January 31, 2005 and October 31, 2004, respectively	22	15
Additional paid in capital	90,503	29,194
Accumulated deficit	(15,788)	(15,388)
Accumulated other comprehensive loss	(29)	(36)
Total stockholders' equity	74,708	13,785
Total liabilities and stockholders' equity	$99,958	$43,952

See accompanying notes

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except share amounts)

	Three Months Ended January 31,
	2005	2004
	(unaudited)
Net revenues	$30,719	$24,619
Cost of sales
Product costs	16,724	15,191
Software development costs and license fees	3,030	1,932
Total cost of sales	19,754	17,123
Gross profit	10,965	7,496
Operating expenses
Research and development	814	574
Selling and marketing	5,276	2,798
General and administrative	2,153	1,685
Non-cash compensation	465	—
Depreciation and amortization	287	90
Total operating expenses	8,995	5,147
Operating income	1,970	2,349
Other non-operating expenses
Interest expense and financing costs	734	635
Unrealized loss on foreign exchange contract	69	315
Merger costs	—	342
Income before income taxes	1,167	1,057
Provision for income taxes	467	—
Net income	700	1,057
Fair value charge for warrants exercised at discount	1,100	—
Net income (loss) attributable to common stockholders	$(400)	$1,057
Net income (loss) attributable to common stockholders per share
Basic	$(0.02)	$0.25
Diluted	$(0.02)	$0.10
Weighted average shares outstanding
Basic	16,175,243	4,247,510
Diluted	16,175,243	10,162,339

See accompanying notes

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Three Months Ended January 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$700	$1,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	287	90
Non-cash compensation expense	465	—
Changes in operating assets and liabilities
Decrease in due from factor	430	301
Decrease in inventory	4,300	9,159
(Increase) in capitalized software development costs and prepaid license fees	(9,049)	(1,388)
(Increase) in prepaid expenses	(1,313)	(57)
(Increase) decrease in other assets	(186)	8
Increase in accounts payable and accrued expenses	1,447	2,667
(Decrease) in advances from customers	(128)	(9,992)
Net cash (used in) provided by operating activities	(3,047)	1,845
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(97)	(22)
Net cash (used in) investing activities	(97)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from secondary offering	41,925	—
Net proceeds from exercise of warrants at discount	6,482	—
Net proceeds from exercise of warrants	11,318
Inventory financing	(6,210)	(2,399)
Repayments of loans from stockholders	—	(87)
Repayments to officer	—	(200)
Convertible loan from related party	—	1,000
Net cash provided by (used in) investing activities	53,515	(1,686)
Effect of exchange rates on cash and cash equivalents	7	(17)
Net increase (decrease) in cash	50,378	120
Cash and cash equivalents - beginning of period	4,170	314
Cash and cash equivalents - end of period	$54,548	$434
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,084	$659
Cash paid during the period for income taxes	$1,180	$—
Fair value charge for warrants exercised at discount	$1,100	$—
Issuance of common stock in connection with 7% Preferred Stock dividend	$1,261	$—

See accompanying notes

MAJESCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock – $0.001 per share		Additional Paid in Capital	Accum. Deficit	Accum. Other Comp. Loss	Total Stockholders' Equity
	Shares	Amount
Balance – October 31, 2004	15,403,704	$15	$29,194	$(15,388)	$(36)	$13,785
Issuance of common stock in connection with:
– secondary offering (net of underwriing discounts, commissions and expenses of $4,102)	3,682,176	4	41,921	—	—	41,925
– exercise of warrants at $5.95 (net of expenses of $488)	1,171,418	1	6,481	—	—	6,482
– exercise of warrants at $7.00 (net of expenses of $1,062)	1,768,559	2	11,316	—	—	11,318
– 7% Preferred Stock	78,283	0	1,261	—	—	1,261
Settlement obligation related to predecessor company	664	—	(1,235)	—	—	(1,235)
Non-cash compensation charge	—	—	465	—	—	465
Fair value charge for warrants exercised at discounted strike price	—	—	1,100	(1,100)	—	—
Net income	—	—	—	700	—	700
Foreign currency translation adjustment	—	—	—	—	7	7
Total comprehensive income						707
Balance – January 31, 2005	22,104,804	$22	$90,503	$(15,788)	$(29)	$74,708

See accompanying notes

MAJESCO HOLDINGS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

Majesco Holdings Inc. and subsidiaries ("Majesco" or "Company") is an innovative provider of diversified products and content for digital entertainment platforms. The Company's three main product lines include games, which includes titles such as Advent Rising, Psychonauts and Jaws; video, which highlights the Company's platform-independent compression technology; and gadgets, which includes innovative digital entertainment products like TV Arcade and Wireless Messenger for Game Boy Advance. The Company's diverse products provide it with multiple opportunities to capitalize on the large and growing installed base of digital entertainment platforms and an increasing number of digital entertainment enthusiasts. The Company sells its products directly and through resellers primarily to U.S. retail chains, including Best Buy, Electronics Boutique, GameStop, Kmart, Target, Toys "R" Us and Wal-Mart.

On December 5, 2003, the Company (formerly ConnectivCorp) consummated a merger (the "Merger") with Majesco Sales Inc. ("MSI"). Pursuant to the Merger, MSI became a wholly-owned subsidiary of the Company. The operations of the Company are conducted principally through MSI.

As a result of the Merger, the former stockholders of MSI were the controlling stockholders of the Company. Additionally, prior to the Merger, ConnectivCorp had no substantial assets. Accordingly, the transaction was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization of MSI, rather than a business combination. Therefore, the historical financial statements of MSI are the historical financial statements of the Company and historical stockholders' equity of MSI has been restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination.

Costs incurred by MSI, principally professional fees in connection with the Merger, amounting to $342,000, were charged to operations during the three month period ended January 31, 2004.

All amounts of common stock have been retroactively restated throughout these consolidated financial statements to give effect to the one-for-seven reverse stock split which was effectuated on December 31, 2004.

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended October 31, 2004 filed on Form 10-K on January 31, 2005.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition.    The Company recognizes revenue upon shipment of its product as title and risk of loss are transferred at such time. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. Revenues, including sales to resellers and distributors, are recognized when these conditions are met.

For those agreements that provide customers with the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the

MAJESCO HOLDINGS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

first copy since the Company has no continuing obligations, including requirements for duplication. Royalties on sales that exceed the guaranteed minimum are recognized as earned.

The Company generally sells its products on a no-return basis, although in certain instances the Company may provide price protection or other allowances on certain unsold products. Price protection, when granted and applicable, allows customers a partial credit against amounts owed to the Company for merchandise unsold by them. Revenue is recognized net of estimates of these allowances.

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

Shipping and handling, which consist principally of packaging and transportation charges incurred to move finished goods to customers, amounted to $1.1 million and $372,000 and are included in selling expenses for the three months ended January 31, 2005 and 2004, respectively.

Software Development Costs and Prepaid License Fees.    Software development costs include milestone payments made to independent software developers. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to development costs. Prepaid license fee costs represent fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of the Company's products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees), and a current liability (accrued royalties payable), at the contractual amount upon execution of the contract when no significant performance remains with the licensor. Capitalized software development costs classified as non-current relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date.

Commencing upon the related product's release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of the ratio of current revenue to total projected revenue or on the straight line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Advertising Expenses.    The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Advertising costs charged to operations were $1.7 million and $1.0 million for the three months ended January 31, 2005 and 2004, respectively.

Income taxes.     The provision for income taxes for the three months ended January 31, 2005 is based on the Company's estimated annualized effective tax rates for the year. The estimated

MAJESCO HOLDINGS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

annualized effective tax rate for fiscal 2005 is 40%. No tax provision was recorded in the comparable 2004 period due to the utilization of tax loss carryforwards.

Stock Based Compensation.    The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). The provisions of SFAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for its stock option incentive plans. The provisions of SFAS 148 require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed prominently and in a tabular format. See the table below for the disclosures required by SFAS 123 and SFAS 148.

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

Had compensation cost for the Company's stock option plan adopted in March 2004 been determined based on the fair value method set forth in SFAS 123, the Company's net loss and per share amounts for the three months ended January 31, 2005 would approximate the pro forma amounts indicated below:

(in thousands, except per share amounts)
Net income – as reported	$700
Less: Intrinsic value of stock based compensation included in net loss as reported, net of related tax effect	279
Add: Stock based employee compensation determined under fair value based method net of income tax effect	(534)
Net income – pro forma	$445
Net loss attributable to common stockholders per share:
Basic and diluted-as reported	$(.02)
Basic and diluted-pro forma	$(.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate (annual)	Various rates ranging from 2.71% to 3.83% at date of grant
Expected volatility	30% and 50%
Expected life	5 years
Assumed dividends	None

Cash and cash equivalents.    Cash equivalents consist of highly liquid investments with insignificant rate risk and with maturities of three months or less at the date of purchase.

MAJESCO HOLDINGS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At various times, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

Inventory.    Inventory, which principally consists of finished goods, is stated at the lower of cost as determined by the first-in, first-out method, or market. The Company estimates the net realizable value of slow-moving inventory on a title-by-title basis and charges the excess of cost over net realizable value to cost of sales.

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

Foreign Currency Translation.    The functional currency of the Company's foreign subsidiary is its local currency. All assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the year, and revenue and operating expenses are translated at weighted average exchange rates during the year. The resulting translation adjustments are included in other comprehensive loss in the statement of stockholders' equity (deficiency).

Earnings (loss) per share.    For the three months ended January 31, 2005, net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per common share has not been presented for the three months ended January 31, 2005 because the impact of the conversion or exercise, as applicable, of the warrants (1,035,736); stock options (1,689,748); placement agent warrants (622,858) and lock-up warrants (526,377), would be antidilutive. For the three months ended January 31, 2004 basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share for the same period is computed by dividing net income applicable to common stock-holders by the weighted-average number of common stock and common stock equivalents (Series A Preferred Stock – 9,382,142 equivelent shares) outstanding for the period.

Recent accounting pronouncements.    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for the Company beginning in the third quarter of this fiscal year. The new standard allows for two transition alternatives, either the modified-prospective method or the modified-retrospective method. The Company has not completed its evaluation of SFAS 123(R) and therefore has not selected a transition method or determined the impact that adopting SFAS 123(R) will have on its results of operations.

The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operations.

3.    SECONDARY OFFERING AND RELATED WARRANT EXERCISE

On January 31, 2005, the Company completed a $75 million secondary offering, resulting in approximately $41.9 million in net proceeds to the Company through the sale of 3,682,176 shares of

MAJESCO HOLDINGS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

common stock. In addition, certain existing stockholders sold an aggregate of 2,317,824 shares in the offering for which the Company did not receive the proceeds. However, the Company received approximately $11.3 million of net proceeds from the exercise of 1,768,559 warrants by the selling stockholders at an exercise price of $7 per share, which were previously issued in the Company's February 2004 private placement. The Company currently intends to use the proceeds of these transactions to fund the growth of its business and for general corporate purposes, including working capital. Proceeds may also be used to acquire products, technologies, content or businesses that are complementary to the Company's business. The Company has no current plans, agreements or commitments for acquisitions of any businesses, rights to products or technologies. Simultaneous to the completion of the secondary offering, the Company's common stock began trading on the NASDAQ National Market System.

In December 2004, the Company offered certain holders who were eligible, in accordance with rules promulgated by the Securites and Exchange Commission, the right to exercise warrants to purchase 1,171,418 shares of common stock at a reduced exercise price of $5.95 per share. The warrants were initially issued in the February 2004 private placement and exercisable at $7.00 per share. The Company received proceeds from the exercise of $6.5 million. As a result of this transaction, the Company recorded a non-cash charge to "Additional Paid in Capital" of $1.1 million to recognize the exercise of warrants at a reduced exercise price. This charge is also reflected in net loss attributable to common stockholders in the calculation of earnings (loss) per share.

Upon completion of the secondary offering, any warrants issued in our February 2004 private placement that have not been previously exercised are eligible to be called by the Company at a price of $0.007 subject to any contractual restrictions. To avoid their warrants being called, holders may exercise the warrants, which would at this time result in net proceeds to the Company of approximately $6.7 million.

4.    DUE FROM FACTOR

Due from factor consists of the following (in thousands):

	January 31, 2005	October 31, 2004
Outstanding accounts receivable sold to factor, net of allowances of $3,323 and $4,860, respectively	$18,392	$31,794
Less: advances from factor	9,331	22,303
	$9,061	$9,491

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Three Months Ended January 31, (in thousands)
	2005	2004
Balance — beginning of period	$(4,860)	$(2,173)
Add: provision	(1,364)	(1,297)
Less: amounts charged against allowance	2,911	1,508
Balance — end of period	$(3,323)	$(1,962)

MAJESCO HOLDINGS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following (in thousands):

	January 31, 2005	October 31, 2004
Accounts payable-trade	$10,946	$9,373
Royalties	5,704	5,777
Income taxes	810	1,271
Sales commissions	1,547	1,255
Salaries and other compensation	586	1,154
Litigation settlements	1,708	778
Other accruals	1,366	377
	$22,667	$19,985

6.    CONTINGENCIES AND COMMITMENTS

Commitments

The Company may utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. These contracts do not meet the criteria for hedge accounting and are recorded at fair value with unrealized gains (losses) included in net income (loss). The fair value of foreign currency contracts is estimated based on the spot rate of the hedged currency as of the end of the period. As of January 31, 2005, the contractual amount outstanding was $2.8 million, which required the Company to record an unrealized loss of $69,000 during the three months ended January 31, 2005 which is included in accounts payable and accrued expenses. The risk of counter party nonperformance associated with this contract was not considered to be material. Notwithstanding the Company's efforts to manage foreign exchange risk, there can be no assurance that the Company's hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

At January 31, 2005, the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $30.8 million and $593,000, respectively, which are payable through October 31, 2006. Milestone payments represent scheduled installments due to the Company's developers based upon the developers providing the Company certain deliverables, as predetermined in the Company's contracts. In addition, the Company may have to pay royalties for products sold. These payments will be used to reduce future royalties due to the developers from sales of the Company's products.

At January 31, 2005, the Company had open letters of credit aggregating $7.2 million under the Company's purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

The Company has entered into "at will" employment agreements with several key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and stock option grants. These agreements also contain provisions related to severance terms and change of control provisions.

Contingencies

On September 20, 2002, Rage Games Limited filed a complaint against the Company based on claims of breach of contract and other claims and sought $6 million in damages. On December 28,

MAJESCO HOLDINGS AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2004, the parties entered into a settlement agreement, and, in February 2005, the Company paid $650,000 in accordance with the agreement for a full and complete settlement of the litigation, including all claims and counterclaims.

On December 17, 2003, the Company received a letter from the NASD's Market Regulation Department stating that the NASD was conducting a review of unusual trading activity in the Company's common stock between the time of the signing of the letter of intent with respect to the Merger and the date that the Company announced that a letter of intent was signed. There also appeared to have been unusual trading activity around the time of the signing of the definitive agreement for the Merger and prior to the announcement of such signing.

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

On September 1, 2004, Entertainment Finance International, LLC ("EFI") commenced a breach of contract action relating to an outstanding warrant held by EFI. EFI alleged that pursuant to the terms of the warrant, the Company was obligated to pay $1,750,000 for the repurchase of the shares underlying the warrant. In July 2004, the Company issued 21,018 shares of Majesco stock pursuant to the exercise of the warrant. Pursuant to a settlement agreement dated January 10, 2005, the Company paid $250,000 to EFI, and, in February 2005, paid an additional $985,000 from the proceeds raised in the secondary offering. The settlement is reflected as an adjustment to "Additional paid in capital", since the alleged obligation existed prior to the Merger. The unpaid amount as of January 31, 2005 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

The Company is party to other routine claims and suits brought by the Company and against the Company in the ordinary course of business, including disputes arising over contractual claims and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition, and results of operations or liquidity. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition, and results of operations or liquidity.

7.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company's Chairman Emeritus, is a principal. During the three months ended January 31, 2005 and 2004, the Company was charged $1.2 million and $524,000, respectively, which is included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company's knowledge, on terms no less favorable to what the Company could receive from providers of similar services. At January 31, 2005, there was $599,000 due under these arrangements, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an innovative provider of diversified offerings for digital entertainment platforms. Our offerings include games, which includes titles such as Advent Rising, Psychonaut, and Jaws; video, which highlights the Company's platform-independent compression technology; and gadgets, which includes innovative digital entertainment products like TV Arcade and Wireless Messenger for Game Boy Advance. Our diverse products provide us with multiple opportunities to capitalize on the large and growing installed base of digital entertainment platforms and an increasing number of digital entertainment enthusiasts. We sell our products directly and through resellers primarily to U.S. retail chains, including Best Buy, Electronics Boutique, GameStop, Kmart, Target, Toys "R" Us and Wal-Mart.

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

The primary components of our consolidated statement of operations include the following:

Net Revenues.    Our revenues are derived from three general types of offerings:

•	Games. Our video games consist of "premium" titles and "value" titles. Premium-priced video games typically involve higher development and marketing costs. We work with leading development studios to develop our own proprietary titles and we also license rights to well-known properties from third parties. Value titles are typically sold at retail prices below $20 and typically involve lower development and marketing costs than our premium titles;

•	Videos. Our GBA Video titles utilize our proprietary compression technology that enables users to view up to 45 minutes of color video content with stereo audio on their GBA, using a standard GBA cartridge and with no additional hardware required. We enter into licensing agreements with entertainment industry leaders for GBA Video content; and

•	Gadgets. We develop, manufacture and market a variety of digital media peripherals and applications, or gadgets. Our peripheral products and applications for the GBA include headphones, "wireless link" and "wireless messenger." Our stand-alone TV Arcade "plug-and-play" video game systems consist of a firmware-enabled joystick that connects directly to a user's television and plays pre-installed video games without the need for a dedicated console.

Historically, most of our revenues were derived from being a leading distributor of value video game titles. Although sales of value titles will continue to constitute a significant portion of our revenues, we are diversifying our sources of revenue and have introduced or expanded our other offerings. For instance, during fiscal 2004 we launched additional premium-priced titles, our GBA video titles and our gadgets. We expect value products to decrease as a percentage of our revenues as we generate significantly more revenues from these additional product areas. The continued diversification of our revenue sources and our revenue growth are dependent upon our ability to provide a wide variety of appealing products at different price points aimed at different demographics. Our revenues are recognized net of reserves for price protection and other allowances. See "Critical Accounting Policies" below.

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

Gross Profit.    Our gross profit is directly affected by the mix of revenues from our products. Gross profit margins have the potential to be substantially higher from publishing our premium-priced titles given the higher sales prices. If a frontline title is a highly successful "hit" and manufacturing and licensing costs are recouped, economies of scale occur as the incremental sales of a premium-priced game produce greater profitability. Our value titles are generally characterized as having lower gross profit margin potential than premium-priced titles as a result of their lower sales price. Gross profit margins from our GBA products generally are the lowest of our products given the high manufacturing and licensing costs associated with these products, particularly GBA video titles. Although we have only recently launched our gadgets, our experience to date has been that gross margins for these products are higher than achieved for our value video games and GBA video titles. We believe our overall gross profit and gross profit margins will increase as we increase our sales of premium-priced video games and gadgets.

Product Research and Development Expenses.    Product research and development expenses relate principally to our cost of supervision of the third-party developers of our new video games and the technologies related to GBA video and gadgets, testing new products and conducting quality evaluations during the development cycle. Costs incurred are employee related, may include equipment and are not allocated to cost of sales. With the expansion of our product offerings, our expenditures for product research and development are expected to increase.

Selling and Marketing Expenses.    Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. The largest component of this expense relates to marketing and promotion expenses, which includes certain customer marketing allowances. Marketing and promotion expenses associated with frontline titles are significantly higher than with respect to our other offerings. As we increase the number of our premium-priced titles and seek to increase awareness of our video content and gadgets, our marketing and promotion expenses will rise accordingly.

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

Interest and Financing Costs.    Interest and financing costs are directly attributable to our factoring and our purchase-order financing arrangements. We expect that as a result of our recently completed secondary offering, we will be able to lessen both our need to take advances from the factor as well as to use the finance company for letters of credit, and therefore we expect our interest and financing costs to decrease, at least on a temporary basis.

Warrant Accounting and Other Non-Cash Compensation.    During December 2004, a portion of the warrants issued in connection with our February 2004 private placement were exercised at a reduced exercise price. Accordingly, we recorded a non-cash charge of $1.1 million to recognize the exercise of these warrants at a reduced price during the three months ended January 31, 2005. This charge reduced net income attributable to common stockholders in the calculation of earnings per share.

We granted options to purchase 992,856 shares of common stock to Carl Yankowski in connection with his employment as our Chief Executive Officer in August 2004. A portion of the option grant, 297,857 shares, was at an exercise price of $7.00 per share, a 64% discount to the market price of our common stock on the date of grant (the balance of the options were granted at or above the then market price). As a result of this issuance, we incurred non-cash compensation expense of $465,000 for the three months ended January 31, 2005 and will additionally charge operations $465,000 for each of the succeeding six quarters.

Provision for Income Taxes.    Effective November 1, 2003, we revoked our election to be treated as an S Corporation and we are therefore subject to federal income taxes. We estimate that our effective tax rate will be approximately 40% in fiscal year 2005.

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

Reserves for Price Protection and Other Allowances.    We derive revenue from the sale of packaged video game software designed for play on consoles such as PlayStation 2, Xbox and GameCube, and hand-held game devices, principally the GBA. We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular advertisement, are reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. Generally our price protection for premium-priced titles is higher than that needed for our value titles. Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell through of retailer inventory of our products, current trends in the video game market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three months ended January 31, 2005 and 2004, we provided allowances for future price protection and other allowances of $1.4 million and $1.3 million,, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse; however, during the three months ended January 31, 2004, we recorded a charge for an accounts receivable write-off of $577,000 as a result of the January 2004 bankruptcy filing of Kay-Bee Toys, because sales to this customer were not factored.

Software development costs and prepaid license fees.    Software development costs include milestone payments made to independent software developers under development arrangements.

Software development costs are capitalized once technological feasibility of a product is established and it is determined that such costs should be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Prepaid license fees represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees), and a current liability, (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. Capitalized software development costs classified as non-current relate to titles for which we estimate the release date to be more than one year from the balance sheet date.

Commencing upon the related product's release, capitalized software development and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Accounting for Stock-Based Compensation.    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for us beginning in the third quarter of this fiscal year. The new standard allows for two transition alternatives, either the modified-prospective method or the modified-retrospective method. We have not completed our evaluation of SFAS 123(R) and therefore have not selected a transition method or determined the impact that adopting SFAS 123(R) will have on our results of operations.

Results of Operations

Three months ended January 31, 2005 versus three months ended January 31, 2004

Net Revenues.    Net revenues for the three months ended January 31, 2005 increased to $30.7 million from $24.6 million in the comparable quarter last year. The net increase is principly attributable to sales of GBA video and gadget products, products which were not launched until the third and fourth quarters, respectively, of last year, partially offset by a decline in game sales. There were no new premium-price games launched in the three months ended January 31, 2005 compared to three in the prior year period. In the three months ended January 31, 2005 the sales mix attributable to games, video and gadgets was 45%, 20% and 35%, respectively, compared to the same period last year when games represented 100% of net revenues.

Gross Profit.    Gross profit for the three months ended January 31, 2005 increased to $11.0 million from $7.5 million in the first quarter last year and the gross profit margin increased to 35.7% from 30.4% in the prior year period. This improvement is primarily attributable to sales of gadgets, which operate at significantly higher margins than games and video.

Product Research and Development Expenses.    For the three months ended January 31, 2005, product research and development costs increased to $814,000 from $574,000 in the comparable 2004 period. The increase is mostly attributable to employee related costs which include the hiring of additional quality control personnel necessary to support the increased number of projects in the development cycle.

Selling and Marketing Expenses.    In the three months ended January 31, 2005, selling and marketing expenses increased 88.6% to $5.3 million from $2.8 million in the same three month period in 2004, an increase of $2.5 million. Approximately $1.7 million of the increase is the result of promotions, including higher in-store programs incurred over the holiday season in support of our products and television campaigns to promote BloodRayne2 and GBA video. Variable costs, principally freight and warehousing, increased approximately $731,000 in the current year period due to the increased unit volume in the current period as well as the additional costs incurred in the delivery of games, videos and gadgets imported from Japan and China.

General and Administrative Expenses.    For the three month period ended January 31, 2005, general and administrative expenses increased approximately $468,000, or 27.8%, to $2.2 million from $1.7 million in the comparable 2004 period. As expected, we had increased costs as a result of becoming a NASDAQ-listed company, and in building our infrastructure to support current and future growth. The increase in general and administrative expenses was attributable to increased staffing costs of $568,000, and $577,000 of increased expenses related to being a publicly-held company. These increases were offset by the absence of a bad debt expense of approximately $577,000 related to the Kay-Bee Toys bankruptcy incurred in the three month period ended January 31, 2004.

Non-Cash Compensation Charge.    In the three months ended January 31, 2005 we recorded a non-cash compensation charge of $465,000 related to a below market stock option grant to our Chief Executive Officer in connection with his employment agreement. There was no comparable charge in the same period last year.

Depreciation and Amortization Expenses.    For the three months ended January 31, 2005, depreciation and amortization expense was $287,000 compared to $90,000 in the comparable 2004 period. Depreciation and amortization expense increased due to additional equipment acquired and as a result the amortization of a non-compete agreement and tooling costs.

Operating Income.    For the three month period ended January 31, 2005, operating income decreased approximately $300,000 to $2.0 million from $2.3 million in 2004. The decrease in operating income was due to the planned increases in our infrastructure to support current and future growth as well as increased costs related to becoming a NASDAQ-listed company. Although there can be no assurance, we anticipate that these higher levels of expenditures will be offset by the higher gross margin in the latter part of the year, during the seasonal peak sales periods.

Interest and Financing Costs.    For the three months ended January 31, 2005, interest and financing costs increased approximately $100,000 to $734,000 from $635,000 in 2004. This increase is due primarily to higher sales volumes, which are subject to purchase order financing, as well as incremental factoring costs.

Other Non-Operating Expenses.    In the three months ended January 31, 2005, we recorded a charge of $69,000 related to a foreign exchange contract. For the three months ended January 31, 2004, a comparable charge of $315,000 was recorded.

Income Taxes.    A provision for federal and state income taxes has been provided for at a combined effective rate of 40%. As a result of the benefit of certain losses carried forward from the period during which the company was treated as an S corporation, no tax provision was recorded in the comparable 2004 period.

Net Income.    For the three month period ended January 31, 2005, we generated net income of $700,000 compared to a net income of $1.1 million in 2004. The net loss attributable to common stockholders of $400,000 for the 2005 period reflects net income of $700,000 less the $1.1 million charge related to an incentive granted to certain holders for the exercise of warrants.

Liquidity and Capital Resources

Historically, we have met our capital needs through our factoring and purchase order financing arrangements, loans from related persons and advances from customers. In addition, as a result of a series of transactions during our fiscal year 2004 and during the quarter ended January 31, 2005, primarily our February 2004 private placment and our recently completed secondary public offering, in which we sold equity securities, including issuances upon the exercise of warrants, we received aggregate net proceeds of approximately $81 million over the last twelve months. We have used a portion of these proceeds to reduce indebtedness, to satisfy certain settlements in connection with litigation, and to fund the growth of our business, as well as for general corporate purposes, including working capital.

While our cash and cash equivalents balance was $54.5 million at January 31, 2005, we expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives. Although there can be no assurance, management believes that there will be sufficient capital resources from our operations and financing arrangements in order to meet our requirements for development, production, marketing, purchases of equipment, and the acquisiiton of intellectual property rights for future products for the next twelve months.

If unforeseen events occur that require us to locate additional funding, we may be required to issue additional equity or undertake debt financing and/or loans from financial institutions. However, there can be no assurance that these funds will be available to us on acceptable terms, if at all. Failure to obtain such financing or obtaining it on terms not favorable to us could have a material adverse effect on future operating prospects and continued growth. Management believes it can operate under a curtailed operating plan if suitable financing is not available.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances in its discretion. Amounts to be paid to us by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As our needs require, we may request that the factor advance 80% of the eligible receivables and advance 50% of inventory, up to a maximum of $1 million. Total advances under the factor arrangement, including letters of credit for purchase order financing is limited to $30 million in the aggregate. The interest rate for advances taken is prime plus 1%.

We utilize purchase order financing arrangements in order to enable us to provide letters of credit necessary for the manufacture of our products. Manufacturers require us to present a letter of credit in order to manufacture the products required under a purchase order. Currently, we utilize letters of credit from a finance company which charges 3.3% of the purchase order amount for each transaction for 60 days. Our factor also provides purchase order financing at a cost of 0.5% of the purchase order amount for each transaction for 30 days. Additional charges are incurred under both arrangements if letters of credit remain outstanding in excess of the original time period.

Advances From Customers.    On a case by case basis, distributors and other customers have agreed to provide us with cash advances on their orders. These advances are then applied against future sales to these customers. In exchange for these advances, we offer these customers beneficial pricing or other considerations.

Commitments and Contingencies.    At January 31, 2005, we are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $31.4 million payable through October 31, 2006.

We do not currently have any material commitments with respect to any capital expenditures.

At January 31, 2005, we had open letters of credit aggregating $7.2 million under our purchase order assignment arrangement for inventory to be delivered during the subsequent quarter.

As of January 31, 2005 we had entered into "at will" employment agreements with several key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and stock option grants. These agreements also contain provisions related to severance terms and change of control provisions.

As of January 31, 2005 we were committed under operating leases for office space and equipment for approximately $1.9 million through July 2009.

As of January 31, 2005, we had an outstanding foreign currency forward exchange contract to exchange 2.4 million euros into $2.8 million which expires March 31, 2005 and, accordingly, recorded as a liability (in accounts payable and accrued expenses) an unrealized loss of $360,000.

We are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over contractual claims and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, and results of operations or liquidity. In addition, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition, and results of operations or liquidity.

Cash Flows

Cash and cash equivalents were $54.5 million at January 31, 2005 compared to $4.2 million at October 31, 2004.

Operating Cash Flows.    For the three months ended January 31, 2005, we used cash of $3.0 million in operating activities. The principal operating use of cash was expenditures of $9.0 million for capitalized software development costs and prepaid license fees related to new games, videos and gadgets in development for sale in 2005 and later periods and $1.3 million of other prepayments. Operating sources of cash included a decrease in inventory build-up from year end of $4.3 milion, an increase in accounts payable and accrued expenses of $1.4 million and net income of $700,000 generated during the period, adjusted for non-cash charges of $750,000 related to depreciation, amortization and officer compensation.

Investing Cash Flows.    Cash used in investing activities for the three months ended January 31, 2005 consists primarily of purchases of upgraded computer equipment and leasehold improvements necessary to accommodate our infrastructure growth.

Financing Cash Flows.    Net cash generated from financing activities for the three month period ended January 31, 2005 was $53.5 million and consisted of (i) net proceeds of $6.5 million from the exercise of warrants at a discount; (ii) net proceeds from the exercise of stockholder and placement agent warrants, issued in the February 2004 private placement of $11.3 million and (iii) net proceeds of $41.9 million from the sale of stock in a secondary public offering, partially offset by
(iv) repayments of $6.2 million of inventory financing.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices.

Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of January 31, 2005, we had an outstanding foreign currency forward exchange contract to exchange 2.4 million euros into $2.8 million which expires March 31, 2005 and, accordingly, recorded as a liability (in accounts payable and accrued expenses) the unrealized loss of $360,000.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of January 31, 2005, with the participation of our management, the Chief Executive Officer and Chief Financial Officer of the Company evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(c) and 15d-1.5(e)). In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2005, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to he disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that management is timely alerted to material information relating to the company during the period when our periodic reports are being prepared .

As a closely-held company with no public reporting obligations prior to our merger with ConnectivCorp in December 2003, we had previously committed limited personnel and resources to the development of our internal financial controls and systems. In addition, as of October 31, 2005, we will become subject to the heightened internal control and procedure requirements of Section 404 of the Sarbanes-Oxley Act. Therefore, management has intensified its review and documentation of our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and is focused on a number of areas that we would like to improve, including the segregation of duties in key functions; the creation of formal accounting controls, policies and procedures; the hiring of additional management and staff experienced in financial reporting; and finalizing documentation of our accounting and disclosure internal controls and procedures. Further, management continues to look for methods to ensure that our systems evolve with our business and to improve our overall system of control. In order to aid management in these efforts, we have recently retained consultants to assist in the assessment of our internal accounting and disclosure controls and to make recommendations for timely corrective actions.

Changes in Internal Controls.    No change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On December 28, 2004, we entered into a settlement agreement relating to our previously reported litigation with Rage Games Limited. Pursuant to the agreement, on February 15, 2005, we paid $650,000 for a full and complete settlement of all litigation between the parties.

On January 10, 2005, we entered into a settlement agreement relating to our previously reported litigation with Entertainment Finance International, pursuant to which, on January 12, 2005, we paid to EFI $250,000, and thereafter, on February 3, 2005, as a result of the closing of our secondary public offering, an additional $985,000, resulting in a full and complete settlement of all litigation between the parties.

We are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over contractual claims and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, and results of operations or liquidity. In addition, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition, and results of operations or liquidity.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1	Employment Agreement, dated February 2, 2005, by and between Majesco Holdings Inc., Majesco Sales Inc. and Lester E. Greenman.
31.1	Certification of Carl Yankowski pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jan E. Chason pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Carl Yankowski pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jan E. Chason pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO HOLDINGS INC.
/s/ Jan E. Chason Jan E. Chason Chief Financial Officer Date: March 17, 2005