Form 10-Q
period 2005-04-30
MAJESCO ENTERTAINMENT CO
filed 2005-06-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005	Commission File No. 000-51128

Majesco Entertainment Company

(Exact name of registrant as specified in its charter)

DELAWARE	606-1529524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

160 Raritan Center Parkway, Edison, NJ 08837
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (732) 225-8910

Majesco Holdings Inc.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Yes           No

As of June 13, 2005, there were 22,226,230 shares of the Registrant's common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
APRIL 30, 2005 QUARTERLY REPORT ON FORM 10-Q
INDEX

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of April 30, 2005 (unaudited) and October 31, 2004	1
	Condensed Consolidated Statement of Operations for the three and six months ended April 30, 2005 and 2004 (unaudited)	2
	Condensed Consolidated Statement of Cash Flows for the six months ended April 30, 2005 and 2004 (unaudited)	3
	Condensed Consolidated Statement of Stockholders' Equity for the six months ended April 30, 2005 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures	20
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 5.	Other Information
Item 6.	Exhibits	21
SIGNATURES
CERTIFICATIONS

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	April 30, 2005	October 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,038	$4,170
Due from factor	23,402	9,491
Inventory – principally finished goods	13,311	12,755
Capitalized software development costs and prepaid license fees – current portion	21,637	10,574
Prepaid expenses	6,353	831
Total current assets	80,741	37,821
Property and equipment – net	834	798
Capitalized software development costs and prepaid license fees	12,507	4,952
Other assets	691	381
Total assets	$94,773	$43,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,263	$19,985
Inventory financing payable	3,107	6,750
Advances from customers	198	2,171
Total current liabilities	18,568	28,906

Dividend payable in common stock	—	1,261

Commitments and contingencies

Stockholders' equity:
Common stock – $.001 par value; 250,000,000 shares authorized; 22,226,230 and 15,403,704 issued and outstanding at April 30, 2005 and October 31, 2004, respectively	22	15
Additional paid in capital	91,814	29,194
Accumulated deficit	(15,599)	(15,388)
Accumulated other comprehensive loss	(32)	(36)
Total stockholders' equity	76,205	13,785
Total liabilities and stockholders' equity	$94,773	$43,952

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share amounts)

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004
	(unaudited)
Net revenues	$19,855	$17,049	$50,574	$41,668
Cost of sales
Product costs	8,633	10,021	25,357	25,212
Software development costs and license fees	2,808	1,592	5,838	3,524
	11,441	11,613	31,195	28,736
Gross profit	8,414	5,436	19,379	12,932
Operating expenses
Research and development	982	689	1,796	1,263
Selling and marketing	3,839	2,239	9,115	5,037
General and administrative	2,017	1,280	4,170	2,965
Non-cash compensation	465	—	930	—
Depreciation and amortization	290	97	577	187
	7,593	4,305	16,588	9,452
Operating income	821	1,131	2,791	3,480
Other costs and expenses
Interest expense and financing costs	527	667	1,261	1,302
(Gain) loss on foreign exchange contract	(21)	(233)	48	82
Merger costs	—	—	—	342
Change in fair value of warrants	—	49,205	—	49,205
Income (loss) before income taxes	315	(48,508)	1,482	(47,451)
Provision for income taxes	126	489	593	489
Net income (loss)	189	(48,997)	889	(47,940)
Fair value charge for warrants exercised at a discount	—	—	1,100	—
Deemed dividend to preferred stockholders	—	759		759
Preferred stock dividend	—	339		339
Net income (loss) attributable to common stockholders	$189	$(50,095)	$(211)	$(49,038)
Net income (loss) attributable to common stockholders per share
Basic	$0.01	$(8.35)	$(0.01)	$(9.59)
Diluted	$0.01	$(8.35)	$(0.01)	$(9.59)
Weighted average shares outstanding
Basic	22,146,616	5,995,961	19,111,443	5,112,129
Diluted	22,957,439	5,995,961	19,111,443	5,112,129

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Six Months Ended April 30
CASH FLOWS FROM OPERATING ACTIVITIES	2005	2004
	(unaudited)
Net income (loss)	$889	$(47,940)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Change in fair value of warrants	—	49,205
Depreciation and amortization	577	187
Non-cash compensation expense	986	26
Changes in operating assets and liabilities
(Increase) in due from factor	(14,911)	(8,370)
(Increase) decrease in inventory	(556)	6,268
(Increase) in capitalized software development costs and prepaid license fees	(18,868)	(5,324)
(Increase) in prepaid expenses	(5,522)	(658)
(Increase) decrease in other assets	(372)	8
(Decrease) in accounts payable and accrued expenses	(5,957)	(604)
(Decrease) in advances from customers	(973)	(4,928)
Payment of settlement obligations	—	(4,000)
Net cash (used in) provided by operating activities	(44,707)	(16,130)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(301)	(95)
Net cash (used in) investing activities	(301)	(95)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from secondary offering	41,925	—
Net proceeds from exercise of warrants at discount	6,482	—
Net proceeds from exercise of warrants	12,108	—
Repayment of inventory financing	(3,643)	(2,039)
Proceeds from private placement, net of expenses	—	21,489
Convertible loan from related party	—	1,000
Repayments of loans from stockholders – net	—	(2,562)
Repayment to officer – net	—	(200)
Net cash provided by investing activities	56,872	17,688
Effect of exchange rates on cash and cash equivalents	4	(17)
Net increase in cash	11,868	1,446
Cash and cash equivalents – beginning of period	4,170	314
Cash and cash equivalents – end of period	$16,038	$1,760
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Fair value charge for warrants exercised at discount	$1,100	$—
Issuance of common stock in connection of 7% Preferred Stock dividend	$(1,261)	$—
Fair value of warrants issued in connection with sale of units	$—	$20,730
Issuance of 100 units of the 7% preferred stock and warrants in connection with settlement of loans from stockholders	$—	$1,000
Issuance of 285,714 shares of common stock as repayment of loan from related party	$—	$1,000
Deemed dividend arising from beneficial conversion feature of the preferred stock	$—	$759

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock - $.001 per share		Additional Paid in Capital	Accum. Deficit	Accum. Other Comp. Loss	Total Stockholders' Equity
	Shares	Amount
Balance — October 31, 2004	15,403,704	$15	$29,194	$(15,388)	$(36)	$13,785
Issuance of common stock in connection with:
Secondary offering (net of underwriting discounts, commissions and expenses of $4,102)	3,682,176	4	41,921	—	—	41,925
Exercise of warrants at $5.95 (net of expenses of $488)	1,171,418	1	6,481	—	—	6,482
Exercise of warrants at $7.00 (net of expenses of $1,121)	1,889,985	2	12,106	—	—	12,108
7% Preferred Stock	78,283	0	1,261	—	—	1,261
Settlement obligation related to predecessor company	664	—	(1,235)	—	—	(1,235)
Non-cash compensation charge	—	—	986	—	—	986
Fair value charge for warrants exercised at discounted strike price	—		1,100	(1,100)		—
Net income	—	—	—	889	—	889
Foreigh currency translation adjustment	—	—	—	—	4	4
Total comprehensive income						893
Balance — April 30, 2005	22,226,230	$22	$91,814	$(15,599)	$(32)	$76,205

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

Majesco Entertainment Company (formerly Majesco Holdings Inc.) and subsidiary ("Majesco" or "Company") is an innovative provider of diversified products and content for digital entertainment platforms. The Company's three main product lines include games, which includes titles such as Advent Rising, Psychonauts and Jaws Unleashed; video, which highlights the Company's platform-independent compression technology; and gadgets, which includes innovative digital entertainment products like Frogger TV Arcade. The Company's diverse products provide it with multiple opportunities to capitalize on the large and growing installed base of digital entertainment platforms and an increasing number of digital entertainment enthusiasts. The Company sells its products directly and through resellers primarily to U.S. retail chains, including Electronics Boutique, GameStop, Kmart, Target, Toys "R" Us and Wal-Mart.

On December 5, 2003, Majesco Holdings Inc. ("MHI"), (formerly ConnectivCorp) consummated a merger (the "Merger") with Majesco Sales Inc. ("MSI"). Pursuant to the Merger, MSI became a wholly-owned subsidiary of MHI. The operations of the resulting company have been conducted principally through MSI.

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

On April 4, 2005, MSI was merged into MHI, and, in connection with this merger, MHI changed its name to Majesco Entertainment Company.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For those agreements that provide customers with the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy since the Company has no continuing obligations, including requirements for duplication. Royalties on sales that exceed the guaranteed minimum are recognized as earned.

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

Shipping and handling, which consist principally of packaging and transportation charges incurred to move finished goods to customers, amounted to $1.1 million and $817,000 and are included in selling expenses for the six months ended April 30, 2005 and 2004, respectively.

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

Advertising Expenses.    The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Advertising costs charged to operations were $2.3 million and $1.3 million for the six months ended April 30, 2005 and 2004, respectively.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Income taxes.    The provision for income taxes is based on the Company's estimated annualized effective tax rate for the year.

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

Had compensation cost for the Company's stock option plan been determined based on the fair value method set forth in SFAS 123, the Company's net income (loss) and per share amounts for the three and six months ended April 30, 2005 and April 30, 2004 would approximate the pro forma amounts indicated below:

	(in thousands, except per share amounts)
	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Six Months Ended April 30, 2005	Six Months Ended April 30, 2004
Net income (loss) – as reported	$189	$(50,095)	$889	$(49,038)
Add: Intrinsic value of stock based compensation included in net income (loss) as reported, net of related tax effect	279	—	558	—
Less: Stock based employee compensation determined under fair value based method net of income tax effect	510	133	1,044	133
Net income (loss) – pro forma	$(42)	$(50,228)	$403	$(49,171)
Net income (loss) attributable to common stockholders per share:
As reported:
Basic	$.01	$(1.19)	$(.01)	$(1.37)
Diluted	$.01	$(1.19)	$(.01)	$(1.37)
Pro forma:
Basic	$—	$(1.20)	$.02	$(1.37)
Diluted	$—	$(1.20)	$.02	$(1.37)

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Earnings (loss) per share.    For the three months ended April 30, 2005, earnings per common share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share for the three months ended April 30, 2005 is computed by dividing net income applicable to common stockholders by the weighted-average number of common stock and common stock equivalents (297,857 stock options; 1,440,687 warrants and 662,858 placement agent warrants). For the six months ended April 30, 2005 and the three and six months ended April 30, 2004, loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per common share for the same periods has not been presented because the impact of the conversion or exercise, as applicable, of the warrants, stock options and placement agent warrants would be antidilutive

Recent accounting pronouncements.    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

based on their fair values. SFAS 123(R) is effective for the Company beginning November 1, 2005. The new standard allows for two transition alternatives, either the modified-prospective method or the modified-retrospective method. The Company has not completed its evaluation of SFAS 123(R) and therefore has not selected a transition method or determined the impact that adopting SFAS 123(R) will have on its results of operations.

The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operations.

3.    SECONDARY OFFERING AND RELATED WARRANT EXERCISE

On January 31, 2005, the Company completed a $75 million secondary offering, resulting in approximately $41.9 million in net proceeds to the Company through the sale of 3,682,176 shares of common stock. In addition, certain existing stockholders sold an aggregate of 2,317,824 shares in the offering for which the Company did not receive the proceeds. However, the Company received approximately $11.3 million of net proceeds from the exercise of 1,768,559 warrants by the selling stockholders at an exercise price of $7 per share, which were previously issued in the Company's February 2004 private placement., In April 2005, the Company's common stock began trading on the NASDAQ National Market System under the ticker symbol "COOL".

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

During the three months ended April 30, 2005 the Company received $790,000 from the exercise of 121,426 warrants which were issued in the private placement. Any warrants that have not been previously exercised are eligible to be called by the Company at a price of $0.007 subject to any contractual restrictions. To avoid their warrants being called, holders may exercise the warrants, which would at this time result in net proceeds to the Company of approximately $6.7 million.

4.    DUE FROM FACTOR

Due from factor consists of the following (in thousands):

	April 30, 2005	October 31, 2004
Outstanding accounts receivable sold to factor, net of allowances of $3,088 and $4,860, respectively	$23,402	$31,794
Less: advances from factor	—	22,303
	$23,402	$9,491

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Six Months Ended April 30, (in thousands)
	2005	2004
Balance — beginning of period	$(4,860)	$(2,173)
Add: provision for price protection and other allowances	(2,604)	(1,546)
Less: amounts charged against allowance	4,376	2,578
Balance — end of period	$(3,088)	$(1,141)

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following (in thousands):

	April 30, 2005	October 31, 2004
Accounts payable-trade	$10,880	$9,373
Royalties	1,369	5,777
Income taxes	739	1,271
Sales commissions	1,317	1,255
Salaries and other compensation	662	1,154
Litigation settlements	—	778
Other accruals	296	377
	$15,263	$19,985

6.    CONTINGENCIES AND COMMITMENTS

At April 30, 2005, the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $42.9 million, respectively, of which $21.5 are payable through October 31, 2005 and $21.4 is payable through October 31, 2006. Milestone payments represent scheduled installments due to the Company's developers based upon the developers providing the Company certain deliverables, as predetermined in the Company's contracts. The milestone payments also represent advances against royalties to developers. The Company may have to pay additional amounts to the developers for royalties, based upon product sales, but only after the Company has recouped all amounts advanced as milestone payments.

At April 30, 2005, the Company had open letters of credit aggregating $1.5 million for inventory purchases to be delivered during the subsequent quarter.

The Company has entered into "at will" employment agreements with several key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and stock option grants. These agreements also contain provisions related to severance terms and change of control provisions.

Contingencies

On September 20, 2002, Rage Games Limited filed a complaint against the Company based on claims of breach of contract and other claims and sought $6 million in damages. On December 28, 2004, the parties entered into a settlement agreement, and, in February 2005, the Company paid $650,000 in accordance with the agreement for a full and complete settlement of the litigation, including all claims and counterclaims.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

7.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company's Chairman Emeritus, is a principal. During the three and six months ended April 30, 2005 the Company was charged $465,000 and $1.7 million, respectively compared to $887,000 and $1.4 million, respectively, for the three and six months ended April 30, 2004. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company's knowledge, on terms no less favorable to what the Company could receive from providers of similar services. At April 30, 2005, there was $393,000 due under these arrangements, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an innovative provider of diversified offerings for digital entertainment platforms. Our offerings include games, which includes titles such as Advent Rising, Psychonauts, and Jaws Unleashed; video, which highlights our platform-independent video compression technology; and gadgets, which includes innovative digital entertainment products like Frogger TV Arcade. Our diverse products provide us with multiple opportunities to capitalize on the large and growing installed base of digital entertainment platforms and an increasing number of digital entertainment enthusiasts. We sell our products directly and through resellers primarily to U.S. retail chains, including Electronics Boutique, GameStop, Kmart, Target, Toys "R" Us and Wal-Mart.

All financial information presented reflects the results of Majesco Entertainment Company. as if Majesco Sales Inc. had acquired ConnectivCorp on December 5, 2003 (See Note 1 to the Condensed Consolidated Financial Statements). The primary components of our consolidated statement of operations include the following:

Net Revenues.    Our revenues are derived from three general types of offerings:

•	Games. Our video games consist of "premium" titles and "value" titles. Premium-priced video games typically involve higher development and marketing costs. We work with leading development studios to develop our own proprietary titles and we also license rights to well-known properties from third parties. Value titles are typically sold at retail prices below $20 and typically involve lower development and marketing costs than our premium titles;

•	Videos. Our Game Boy Advance (GBA) Video titles utilize our proprietary compression technology that enables users to view color video content with stereo audio on their GBA, using a standard GBA cartridge, with no additional hardware required. We license rights to entertainment properties from entertainment industry leaders for GBA Video content; and

•	Gadgets. Our gadgets consist of a variety of digital media peripherals and applications. Our gadgets for the GBA include headphones, "wireless link" and "wireless messenger." Our stand-alone TV Arcade "plug-and-play" video game systems consist of a firmware-enabled joystick that connects directly to a user's television and plays pre-installed video games without the need for a dedicated console.

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

Gross Profit.    Our gross profit is directly affected by the mix of revenues from our products. Gross profit margins have the potential to be substantially higher from publishing our premium-priced titles given the higher sales prices. If a premium title is a highly successful "hit" and manufacturing and licensing costs are recouped, economies of scale occur as the incremental sales of a premium-priced game produce greater profitability. Our value titles are generally characterized as having lower gross profit margin potential than premium-priced titles as a result of their lower sales price. Gross profit margins from our GBA products generally are the lowest of our products given the high manufacturing and licensing costs associated with these products, particularly GBA video titles. Our experience to date has been that gross margins for gadget products are generally higher than those for our value video games and GBA video titles. We believe our overall gross profit and gross profit margins will increase as we increase our sales of premium-priced video games and gadgets.

Product Research and Development Expenses.    Product research and development expenses relate principally to our cost of supervision of the third-party developers of our video games and the technologies related to GBA video and gadgets, testing new products and conducting quality evaluations during the development cycle. Costs incurred are employee related, may include equipment and are not allocated to cost of sales. With the expansion of our product offerings, our expenditures for product research and development are expected to increase.

Selling and Marketing Expenses.    Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. The largest component of this expense relates to marketing and promotion expenses, which includes certain customer marketing allowances. Marketing and promotion expenses associated with premium titles are significantly higher than those associated with our other offerings. As we increase the number of our premium-priced titles and seek to increase awareness of our video content and gadgets, our marketing and promotion expenses will rise accordingly.

General and Administrative Expenses.    General and administrative expenses primarily represent employee related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. We expect that our personnel costs, the largest component of our general and admistrative expenses, will increase as our business continues to grow. Professional fees, including legal and accounting expenses, typically represent the second largest component of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as SEC filings and Sarbanes-Oxley compliance. We expect to incur increased costs for personnel and consultants in connection with our required compliance as a public company with new regulations regarding corporate governance and accounting.

Interest and Financing Costs.    Interest and financing costs are directly attributable to our factoring and purchase-order financing arrangements. We expect that as a result of our recently completed secondary offering, we will be able to lessen both our need to take advances from the factor and to use the finance company for letters of credit, and therefore, we expect our interest and financing costs to decrease, at least on a temporary basis. Interest expense is net of interest income we earn on funds invested from the proceeds of our equity raises.

Warrant Accounting and Other Non-Cash Compensation.    In accordance with Emerging Issues Task Force Issue EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," we initially accounted for the fair value of $21 million for the warrants issued in connection with our February 2004 private placement as a liability since we would have incurred substantial penalties if we had not complied on a timely basis with the warrantholders' registration rights. We subsequently recorded changes in the fair value of warrants as non-cash charges or gains on a quarterly basis through October 29, 2004, the effective date of the resale registration statement. The fair value of the warrants was calculated using the Black-Scholes option-pricing model. As a result of changes in the market value our common stock from the closing date through April 30, 2004, we recorded a non-cash charge of $49.2 million to reflect the associated change in fair value of the warrants during the period.

During December 2004, a portion of the warrants issued in connection with our February 2004 private placement were exercised at a reduced exercise price. Accordingly, we recorded a non-cash charge of $1.1 million to recognize the exercise of these warrants at a reduced price during the six months ended April 30, 2005. This charge reduced net income attributable to common stockholders in the calculation of earnings per share.

We granted options to purchase 992,856 shares of common stock to Carl Yankowski in connection with his employment as our Chief Executive Officer in August 2004. A portion of the option grant, 297,857 shares, was at an exercise price of $7.00 per share, a 64% discount to the market price of our common stock on the date of grant (the balance of the options were granted at or above the then market price). As a result of this issuance, we incurred non-cash compensation expense of $930,000 for the six months ended April 30, 2005 ($465,000 for the three months then ended) and will additionally charge operations $465,000 for each of the succeeding five quarters.

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

Reserves for Price Protection and Other Allowances.    We derive revenue from the sale of packaged video game software designed for play on consoles such as PlayStation 2, Xbox and GameCube, and hand-held game devices, principally the GBA. We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular advertisement, are reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. Generally our price protection for premium-priced titles is higher than that needed for our value titles. Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell through of retailer inventory of our products, current trends in the video game market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the six months ended April 30, 2005 and 2004, we provided allowances for future price protection and other allowances of $2.6 million and $1.5 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse; however, during the six months ended April 30, 2004, we recorded a charge for an accounts receivable write-off of $577,000 as a result of the January 2004 bankruptcy filing of Kay-Bee Toys, because sales to this customer were not factored.

Software development costs and prepaid license fees.    Software development costs include milestone payments made to independent software developers under development arrangements. Software development costs are capitalized once technological feasibility of a product is established and it is determined that such costs should be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Prepaid license fees represent license fees paid to intellectual property rights holders for use of their trademarks or copyrights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. Capitalized software development costs classified as non-current relate to titles for which we estimate the release date to be more than one year from the balance sheet date.

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

Accounting for Stock-Based Compensation.    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for us beginning in November 2005. The new standard allows for two transition alternatives, either the modified-prospective method or the modified-retrospective method. We have not completed our evaluation of SFAS 123(R) and therefore have not selected a transition method or determined the impact that adopting SFAS 123(R) will have on our results of operations.

Results of operations

Three months ended April 30, 2005 versus three months ended April 30, 2004

Net revenues.    Net revenues for the three months ended April 30, 2005 increased to $19.9 million from $17.0 million in the comparable quarter last year. The net increase was driven by the launch of Psychonauts, for Xbox and PC, Double game packs, or 2 in 1 games, for the Game Boy Advance, and our Frogger TV Arcade. In the three months ended April 30, 2005 the sales mix attributable to games, videos and gadgets was 77%, 8% and 15%, respectively, compared to 82% for games and 18% for video in the same period last year. Our gadget offerings were not launched until the second half of 2004.

Gross profit.    Gross profit for the three months ended April 30, 2005 increased to $8.4 million from $5.4 million in the second quarter last year while the profit margin increased to 42.4% from 31.9% in the prior year. This improvement is attributable to the launch of our new games as well as sales of Frogger TV Arcade.

Product Research and Development Expenses.    For the three months ended April 30, 2005 product research and development costs increased to $982,000 from $689,000 in the comparable 2004 period. The increase is mostly attributable to employee related costs which include the hiring of additional quality control personnel, necessary to support the increased number of projects currently in the development cycle.

Selling and Marketing Expenses.    In the three months ended April 30, 2005 total selling and marketing expenses increased 71.5% to $3.8 million from $2.2 million in the same three month period in 2004, an increase of $1.6 million. The increase was principally the result of media advertising campaigns to promote the launch of our new products.

General and Administrative Expenses.    For the three month period ended April 30. 2005 general and administrative expenses increased approximately $737,000, or 57.5%, to $2.0 million from $1.3 million in the comparable 2004 period. As expected, we have incurred increased costs to build our infrastructure to support current and future growth, as well as compliance costs for Sarbanes Oxley.

Other Operating Expenses.    In the three months ended April 30, 2005 we recorded a non-cash compensation charge of $465,000 related to a below market stock option grant in connection with an employment agreement. There was no comparable charge in the same period last year.

Depreciation and Amortization Expenses.    For the three months ended April 30, 2005 depreciation and amortization expense was $290,000 compared to $97,000 in the comparable 2004 period. Depreciation and amortization expense increased due to additional office and computer equipment acquired and as a result of the amortization of a non-compete agreement and tooling costs.

Operating Income.    For the three month period ended April 30, 2005 operating income decreased approximately $310,000 to $821,000 from $1.1 million in the 2004 period. The decrease in operating income was due to the planned increases in our infrastructure to support current and future growth, as well as increased costs related to becoming a NASDAQ-listed company. Although there can be no assurance, we anticipate that these higher levels of expenditures will be offset by higher gross margins in the latter part of the year, during the seasonal peak sales periods.

Interest and Financing Costs.    For the three months ended April 30, 2005 interest and financing costs decreased approximately $140,000 to $527,000 from $667,000 in 2004. This decrease is due primarily to interest income earned on invested funds raised in the secondary offering, partially offset by incremental factoring costs on higher sales volumes.

Other Non-Operating Expenses.    In the three months ended April 30, 2005 we recorded income of $21,000 related to a foreign exchange contract. For the three months ended April 30, 2004 a comparable charge of $48,000 was recorded. During the three months ended April 30, 2004 we recorded a non-cash charge of $49.2 million related to the valuation of the warrants issued in the February 2004 private placement. There was no comparable charge in the three months ended April 30, 2005.

Income Taxes.    Federal and state income taxes has been provided for at a combined effective rate of 40%.

Net Income.    For the three month period ended April 30, 2005 we generated net income of $189,000 compared to net loss of $49.0 million in 2004. For the three months ended April 30, 2004 the net loss attributable to common stockholders of $50.1 million includes the net loss of $49.0 million, a $759,000 non-cash charge related to a deemed dividend to the holders of the 7% convertible preferred stock and a $339,000 preferred stock dividend payable in common stock. The deemed dividend represents the beneficial conversion feature of the 7% preferred stock, after taking into account the value of the warrants issued.

Six months ended April 30, 2005 versus six months ended April 30, 2004

Net revenues.    Net revenues for the six months ended April 30, 2005 increased to $50.6 million from $41.7 million in the comparable period last year. The $8.9 million net increase is principally attributable to sales of gadget products, which were not launched until the second half of last year, partially offset by a decline in sales of value games. For the six months ended April 30, 2005 the sales mix attributable to games, videos and gadgets was 58%, 15% and 27%, respectively, compared to 93% for games and 7% for video in the same period last year.

Gross profit.    Gross profit for the six months ended April 30, 2005 increased to $19.4 million from $12.9 million in the comparable period last year while the profit margin increased to 38.3% from 31% in the prior year. This improvement is primarily attributable to sales of premium games and gadgets.

Product Research and Development Expenses.    For the six months ended April 30, 2005 product research and development costs increased to $1.8 million from $1.3 in the comparable 2004 period. The increase is mostly attributable to employee related costs which include the hiring of additional quality control personnel, necessary to support the increased number of projects currently under development.

Selling and Marketing Expenses.    In the six months ended April 30, 2005 total selling and marketing expenses increased 82.0% to $9.1 million from $5.0 million in the same six month period in 2004, an increase of $4.1 million. Approximately $3.7 million of the increase is the result of in-store promotions incurred over the holiday season in support of our products and media advertising campaigns to promote the retail launch of our products during the period.

General and Administrative Expenses.    For the six month period ended April 30. 2005 general and administrative expenses increased approximately $1.2 million, or 40.6%, to $4.2 million from $3.0 million in the comparable 2004 period. As expected, our cost base has increased as a result of becoming a NASDAQ-listed company, and by continuing to build our infrastructure to support current and future growth.

Other Operating Expenses.    In the six months ended April 30, 2005 we recorded a non-cash compensation charge of $930,000 related to a below market stock option grant in connection with an employment agreement. There was no comparable charge in the same period last year.

Depreciation and Amortization Expenses.    For the six months ended April 30, 2005 depreciation and amortization expense was $577,000 compared to $187,000 in the comparable 2004 period. Depreciation and amortization expense increased due to additional office and computer equipment acquired and as a result of the amortization of a non-compete agreement and tooling costs.

Operating Income.    For the six month period ended April 30, 2005 operating income decreased approximately $689,000 to $2.8 million from $3.5 million in 2004. The decrease in operating income was due to the planned increases in our infrastructure to support current and future growth as well as increased costs related to becoming a NASDAQ-listed company. Although there can be no assurance, we anticipate that these higher levels of expenditures will be offset by the higher gross margin in the latter part of the year, during the seasonal peak sales periods.

Interest and Financing Costs.    For the six months ended April 30, 2005 and April 30, 2004, interest and financing costs remained relatively unchanged at $1.3 million. For the six months ended April 30, 2005 increased interest and financing charges related to purchase order financing, as well as incremental factoring costs, which were offset by interest income on invested funds raised in the secondary offering.

Other Non-Operating Expenses.    In the six months ended April 30, 2005 we recorded a charge of $48,000 related to the termination of a foreign exchange contract. For the six months ended April 30, 2004 a charge of $82,000 was recorded in connection with this contract. Merger costs, principally professional fees, of $342,000 were recorded during the six month period ended April 30, 2004. During the six months ended April 30, 2004 we recorded a $49.2 million non-cash charge related to the valuation of the warrants issued in connection with the February 2004 private placement.

Income Taxes.    Federal and state income taxes has been provided for at a combined effective rate of 40%.

Net Income.    For the six month period ended April 30, 2005 we generated a net profit of $889,000 compared to a net loss of $47.9 million in 2004. For the six months ended April 30, 2005, the net loss attributable to common stockholders of $211,000 includes the net profit after taxes of $889,000 net of a $1.1 million charge related to an incentive granted to certain holders for the exercise of warrants. For the six months ended April 30, 2004, the net loss attributable to common stockholders of $49.0 million includes the net loss of $47.9 million, a $759,000 non-cash charge related to a deemed dividend to the holders of the 7% convertible preferred stock and a $339,000 preferred stock dividend payable in common stock. The deemed dividend represents the beneficial conversion feature of the 7% preferred stock, after taking into account the value of the warrants issued.

Liquidity and Capital Resources

Historically, we have met our capital needs through our factoring and purchase order financing arrangements, loans from related persons and advances from customers. In addition, as a result of a series of transactions during our fiscal year 2004 and during the six months ended April 30, 2005, primarily our February 2004 private placment and our recently completed secondary public offering, in which we sold equity securities, including issuances upon the exercise of warrants, we received aggregate net proceeds of approximately $81 million. These proceeds were used to reduce indebtedness, to satisfy certain settlements in connection with litigation, and to fund the growth of our business, as well as for general corporate purposes, including working capital.

Our cash and cash equivalents balance was $16.0 million at April 30, 2005. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives. Although there can be no assurance, management believes that there will be sufficient capital resources from our operations and financing arrangements in order to meet our requirements for development, production, marketing, purchases of equipment, and the acquisiiton of intellectual property rights for future products for the next twelve months.

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

Commitments and Contingencies.    At April 30, 2005, we are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $21.5 million payable through October 31, 2005 and $21.4 million payable through October 31, 2006.

We do not currently have any material commitments with respect to any capital expenditures.

At April 30, 2005, we had open letters of credit aggregating $1.5 million for inventory purchases to be delivered during the subsequent quarter.

As of April 30, 2005 we had entered into "at will" employment agreements with several key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and stock option grants. These agreements also contain provisions related to severance terms and change of control provisions.

As of April 30, 2005 we were committed under operating leases for office space and equipment for approximately $1.7 million through July 2009.

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

Cash Flows

Cash and cash equivalents were $16.0 million at April 30, 2005 compared to $4.2 million at October 31, 2004. Working capital at April 30, 2005 was of $62.1 million compared to $8.9 million at October 31, 2004.

Operating Cash Flows.    For the six months ended April 30, 2005, we used cash of $44.7 million in operating activities. The principal operating use of cash was expenditures of $18.9 million for capitalized software development costs and prepaid license fees related to new games, videos and gadgets in development for sale in 2005 and later periods and an increase in due from factor of $14.9 million. Other uses of cash included $5.5 million of other prepayments, primarily for future television and print media advertising time and space, an increase in inventory of $557,000, a decrease in accounts payable and accrued expenses of $6.2 million, a decrease in other assets of $372,000 and a decrease in advances from customers of $973,000. Cash was provided by net income of $889,000 generated during the period, adjusted for non-cash charges of $1.5 million related to depreciation, amortization and officer compensation.

Investing Cash Flows.    Cash used in investing activities for the six months ended April 30, 2005 consists primarily of purchases of upgraded computer equipment and leasehold improvements necessary to accommodate our infrastructure growth.

Financing Cash Flows.    Net cash generated from financing activities for the six month period ended April 30, 2005 was $56.9 million and consisted of (i) net proceeds of $41.9 million from the sale of stock in the secondary public offering; (ii) net proceeds from the exercise of stockholder and placement agent warrants, issued in the February 2004 private placement of $12.1 million; and (iii) net proceeds of $6.5 million from the exercise of warrants at a discount, partially offset by (iv) repayment of $3.6 million of inventory financing.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We had an outstanding foreign currency forward exchange contract which expired on March 31, 2005 and, in connection therewith, we recorded a gain of $21,000 in the three months ended April 30, 2005.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    As of April 30, 2005, with the participation of our management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(c) and 15d-1.5(e)). In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2005, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to he disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that management is timely alerted to material information relating to the company during the period when our periodic reports are being prepared.

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

Changes in Internal Controls.    No change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On April 14, 2005, we initiated legal proceedings in the U.S. District Court for the District of New Jersey against Jack of All Games, Inc. to recover amounts due for the sale of merchandise. Jack of All Games has historically acted as our distributor. Our complaint seeks relief in the amount of $5,305,438.32 relating to merchandise sold to Jack of All Games and alleges breach of contract and other claims. On May 26, 2005, Jack of All Games filed an answer generally denying our allegations and making counterclaims and claims for setoff.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2005, in connection with a termination agreement related to a consulting arrangement, we issued a warrant to purchase 7,142 shares of common stock, par value $.001 per share, at an exercise price of $11.30 per share. The warrant is not exercisable until February 22, 2006. The warrants and the common stock issuable upon the exercise thereof have not been registered under the Securities Act of 1933, as amended (the "Act"), and therefore cannot be offered or sold in the absence of an effective registration statement or exemption from registration requirements. We believe that the sale and issuance of the warrants and the underlying common Stock upon exercise are exempt from registration under the "Act" by virtue of satisfaction of the conditions of Section 4(2) thereof.

Item 5.    Other Information

On June 8, 2005, at the Annual Meeting of Stockholders, our stockholders approved the Majesco Entertainment Company Amended and Restated 2004 Employee, Director and Consultant Incentive Plan, or the Plan. The Plan amends and restates in its entirety the Majesco Holdings Inc. 2004 Employee, Director and Consultant Stock Plan. The Plan authorizes the grant of up to 6,142,857 shares for the issuance of incentive stock options, nonqualified stock options, stock grants, other stock-based awards and cash awards to our employees, directors and certain consultants. A copy of the Plan is furnished with this quarterly report as Exhibit 10.1. Our Board of Directors approved the form of Non-Qualified Stock Option Agreement and form of Incentive Stock Option Agreement to grants under the Plan. A copy of the form of Non-Qualified Stock Option Agreement is furnished pursuant with this quarterly report as Exhibit 10.2, and a copy of the form of Incentive Stock Option Agreement is furnished with this quarterly report as Exhibit 10.3 to this Current Report on Form 8-K.

Item 6.    Exhibits

3.1	Restated Certificate of Incorporation, dated June 13, 2005
3.2	Restated Bylaws
10.1	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan
10.2	Form of Non-Qualified Stock Option Agreement
10.3	Form of Incentive Stock Option Agreement
10.4	Director Compensation Arrangements
31.1	Certification of Carl Yankowski pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jan E. Chason pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Carl Yankowski pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jan E. Chason pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Jan E. Chason Jan E. Chason Chief Financial Officer

Date: June 14, 2005