Form 10-Q
period 2005-07-31
MAJESCO ENTERTAINMENT CO
filed 2005-09-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005  Commission File No. 000-51128

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

Yes            No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No

As of September 13, 2005 there were 22,242,477 shares of the Registrant's common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
JULY 31, 2005 QUARTERLY REPORT ON FORM 10-Q
INDEX

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of July 31, 2005 (unaudited) and October 31, 2004	1
	Condensed Consolidated Statement of Operations for the three and nine months ended July 31, 2005 and 2004 (unaudited)	2
	Condensed Consolidated Statement of Cash Flows for the nine months ended July 31, 2005 and 2004 (unaudited)	3
	Condensed Consolidated Statement of Stockholders' Equity for the nine months ended July 31, 2005 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES
CERTIFICATIONS

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(dollars in thousands)

	July 31, 2005	October 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,279	$4,170
Due from factor and other receivables	158	9,491
Inventory — principally finished goods	12,764	12,755
Capitalized software development costs and prepaid license fees — current portion	24,974	10,574
Prepaid expenses	3,790	831
Total current assets	51,965	37,821
Property and equipment — net	883	798
Capitalized software development costs and prepaid license fees, net of current portion	6,363	4,952
Other assets	162	381
Total assets	$59,373	$43,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,464	$19,985
Inventory financing payable	214	6,750
Advances from customers	582	2,171
Total current liabilities	20,260	28,906
Dividend payable in common stock	—	1,261
Commitments and contingencies
Stockholders' equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 22,231,537 and 15,403,704 issued and outstanding at July 31, 2005 and October 31, 2004, respectively	22	15
Additional paid in capital	92,142	29,194
Accumulated deficit	(53,142)	(15,388)
Accumulated other comprehensive income (loss)	91	(36)
Total stockholders' equity	39,113	13,785
Total liabilities and stockholders' equity	$59,373	$43,952

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except share amounts)

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004
	(unaudited)
Net revenues	$4,565	$33,971	$55,139	$75,639
Cost of sales
Product costs	5,002	19,330	30,358	44,542
Software development costs and license fees	15,748	7,562	21,587	11,086
	20,750	26,892	51,945	55,628
Gross (loss) profit	(16,185)	7,079	3,194	20,011
Operating expenses
Research and development	721	696	2,517	1,959
Selling and marketing	8,479	2,955	17,594	7,992
General and administrative	3,389	1,436	7,581	3,824
Non-cash compensation	433	—	1,341	—
Loss (gain) on settlements	1,439	(1,200)	1,439	(1,200)
Loss on impairment of capitalized software development costs	6,115	—	6,115	—
Severance	1,360	—	1,360	—
Write-off of accounts receivable	322	—	322	577
Depreciation and amortization	188	124	765	311
	22,446	4,011	39,034	13,463
Operating (loss) income	(38,631)	3,068	(35,840)	6,548
Other costs and expenses
Interest expense and financing costs, net	241	625	1,502	1,927
Loss on foreign exchange contract		13	48	95
Merger costs	—	—	—	342
Change in fair value of warrants	—	(18,854)	—	30,351
(Loss) income before income taxes	(38,872)	21,284	(37,390)	(26,167)
(Benefit) provision for income taxes	(1,329)	759	(736)	1,248
Net (loss) Income	(37,543)	20,525	(36,654)	(27,415)
Fair value charge for warrants exercised at a discount	—	—	1,100	—
Deemed dividend to preferred stockholders	—	—	—	759
Preferred stock dividend	—	470	—	809
Net (loss) income attributable to common stockholders	$(37,543)	$20,055	$(37,754)	$(28,983)
Net (loss) income attributable to common stockholders per share
Basic	$(1.69)	$1.74	$(1.87)	$(3.98)
Diluted	$(1.69)	$1.06	$(1.87)	$(3.98)
Weighted average shares outstanding
Basic	22,231,075	11,551,376	20,162,747	7,274,212
Diluted	22,231,075	18,842,607	20,162,747	7,274,212

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended July 31
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,654)	$(27,415)
Adjustments to reconcile Net loss to net cash (used in) operating activities
Change in fair value of warrants	—	30,351
(Loss) gain on settlements	1,439	(1,200)
Depreciation and amortization	765	311
Write-off of accounts receivable	322	577
Non-cash compensation expense	1,341	26
Impairment of capitalized software development costs	6,115	—
Amortization of capitalized software development costs and prepaid licenses fees	13,992	1,443
Changes in operating assets and liabilities
Decrease (increase) in due from factor	8,333	(6,903)
(Increase) decrease in inventory	(9)	6,244
(Increase) in capitalized software development costs and prepaid license fees	(36,200)	(8,870)
(Increase) in prepaid expenses	(2,959)	(317)
Decrease (increase) in other assets	126	(210)
(Decrease) increase in accounts payable and accrued expenses	(3,643)	4,915
(Decrease) in advances from customers	(589)	(9,693)
Payment of settlement obligations	—	(5,510)
Net cash (used in) operating activities	(47,621)	(16,251)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(349)	(224)
Net cash (used in) investing activities	(349)	(224)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from secondary offering	41,898	—
Net proceeds from exercise of warrants at discount	6,482	—
Net proceeds from exercise of warrants	12,108	—
Repayment of inventory financing	(6,536)	(3,066)
Proceeds from private placement, net of expenses		21,377
Convertible loan from related party		1,000
Repayments of loans from stockholders — net		(2,562)
Repayment of officer's advances — net		(200)
Principal payments on capital lease obligations	—	(24)
Net cash provided by financing activities	53,952	16,525
Effect of exchange rates on cash and cash equivalents	127	(28)
Net increase in cash	6,109	22
Cash and cash equivalents — beginning of period	4,170	314
Cash and cash equivalents — end of period	$10,279	$336
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Fair value charge for warrants exercised at discount	$1,100	$—
Issuance of common stock in connection of 7% Preferred Stock dividend	$(1,261)	$—
Fair value of warrants issued in connection with sale of units	$—	$20,730
Issuance of 100 units of the 7% preferred stock and warrants in connection with settlement of loans from stockholders	$—	$1,000
Issuance of 285,714 shares of common stock as repayment of loan from related party	$—	$1,000
Deemed dividend arising from beneficial conversion feature of the preferred stock	$—	$759

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock — $.001 per share		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance — October 31, 2004	15,403,704	$15	$29,194	$(15,388)	$(36)	$13,785
Issuance of common stock in connection with:
Secondary offering (net of underwriting discounts, commissions and expenses of $4,129)	3,682,176	4	41,894	—	—	41,898
Exercise of warrants at $5.95 (net of expenses of $488)	1,171,418	1	7,581	(1,100)	—	6,482
Exercise of warrants at $7.00 (net of expenses of $1,121)	1,889,985	2	12,106	—	—	12,108
Conversion of 7% Preferred Stock	78,283	—	1,261	—	—	1,261
Non-cash director compensation	5,307	—	45	—	—	45
Settlement obligation related to predecessor company	664	—	(1,235)	—	—	(1,235)
Non-cash compensation charge	—	—	1,296	—	—	1,296
Net loss	—	—	—	(36,654)	—	(36,654)
Foreign currency translation adjustment	—	—	—	—	127	127
Total comprehensive loss						(36,527)
Balance — July 31, 2005	22,231,537	$22	$92,142	$(53,142)	$91	$39,113

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

Majesco Entertainment Company and subsidiary ("Majesco" or "Company") is an innovative provider of diversified products and content for digital entertainment platforms. The Company's offerings include video games, both premium priced and value priced, as well as other digital entertainment products. The Company's diverse products provide it with multiple opportunities to capitalize on the large and growing installed base of digital entertainment platforms and an increasing number of digital entertainment enthusiasts. The Company sells its products directly and through resellers primarily to U.S. retail chains, including Best Buy, Electronics Boutique, GameStop, Kmart, Target, Toys "R" Us and Wal-Mart.

On December 5, 2003, the Company consummated a merger (the "Merger") with Majesco Sales Inc. ("MSI"). Pursuant to the Merger, MSI became a wholly-owned subsidiary. As a result of the Merger, the former stockholders of MSI were the controlling stockholders of the Company. Additionally, prior to the Merger, the Company had no substantial assets. Accordingly, the transaction was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization of MSI, rather than a business combination. Therefore, the historical financial statements of MSI are the historical financial statements of the Company and historical stockholders' equity of MSI has been restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination. Costs incurred by MSI, principally professional fees in connection with the Merger, amounting to $342,000, were charged to operations during the nine month period ended July 31, 2004.

On April 4, 2005, MSI was merged into the Company and in connection with this merger, the Company changed its name from Majesco Holdings Inc. to Majesco Entertainment Company.

The Company's net revenues for the three months ended July 31, 2005 is $4.6 million, compared to $34.0 million for the same period in 2004. The decrease is reflective of weak sales of the Company's products compared to the strong sales around the introduction of its Game Boy Advance Video product in the prior year quarter. In addition, net sales for the 2005 quarter were also impacted by increased provisions for price protection, changes in market conditions, and soft demand for the Company's products. Net revenues for 2005 were not in line with management's expectations primarily because of the weaker than expected sales of the Company's premium game releases. The Company was unable to recoup development and marketing costs related to those games. In addition, the Company provided provisions for impairment of capitalized software costs, severance costs and a loss on a proposed settlement. As a result, the Company sustained an operating loss of $38.6 for the 2005 quarter, versus operating income of $3.1 million for the same period last year.

Recently, the factor, the Company's principal source of financing imposed a limitation on cash advances of $7.5 million with a maximum of $2.0 million for letters of credit. Previously, advances under our factoring arrangement, including letters of credit were limited to $30 to $35 million in the aggregate. The Company is negotiating with the factor to increase the availability, however, there can be no assurance that we will be successful in our negotiations. Management is also in the process of evaluating alternatives to the current factoring arrangement, including issuance of additional equity or debt financing and/or loans from financial institutions. Although, management believes that alternative financing may be available, there can be no assurance that funds will be available on acceptable terms, if at all. In the event that the Company is unable to negotiate an alternative, or negotiate terms that are acceptable to us, we may be forced to significantly and materially modify our business plan, including making substantial reductions in our expenditures. Management believes that it would be able to modify its business plan accordingly, including the reductions in its expenditures. Management also believes it can operate under a curtailed operating plan if suitable financing is not available.

As of July 31, 2005, assuming continued availability of funding at increased levels by the current factor or alternative sources, management believes that there will be sufficient capital resources from

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

operations and financing arrangements in order to meet the Company's requirements for development, production, marketing, purchases of equipment, and the acquisiton of intellectual property rights for future products for the next twelve months.

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

Shipping and handling, which consist principally of packaging and transportation charges incurred to move finished goods to customers, amounted to $1.6 million and $1.4 million and are included in selling expenses for the nine months ended July 31, 2005 and 2004, respectively.

Software development costs and prepaid license fees.    Software development costs include milestone payments made to independent software developers under development arrangements. Software development costs are capitalized once technological feasibility of a product is established

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and it is determined that such costs should be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Prepaid license fees represent license fees to holders for the use of their intellectual property rights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. Capitalized software development costs classified as non-current relate to titles for which we estimate the release date to be more than one year from the balance sheet date.

Commencing upon the related product's release, capitalized software development and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. Significant management judgements and estimates are utilized in the assessment of when technological feasability is established, as well as in the ongoing assessment of the recoverability of capitalized costs. If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amount utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge.

Advertising Expenses.    The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Advertising costs charged to operations were $6.2 million and $1.8 million for the nine months ended July 31, 2005 and 2004, respectively. Marketing expenditures for the Company's new products are allocated to interim periods using a percentage which reflects the ratio of the net revenue for the period to forcasted net revenue for the fiscal year.

Income taxes.    For the three and nine months ended July 31, 2005, the Company recorded a benefit for net operating loss carrybacks, net of a full valuation allowance against net deferred tax assets recorded in prior periods. Based upon the Company's current operating results, management has concluded that it is more likely than not that such assets will not be realized. Management will reassess its position with regard to the valuation allowances on a quarterly basis. For the three and nine months ended July 31, 2004, the provision for income taxes is based on the Company's estimated annualized effective tax rate.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Had compensation cost for the Company's stock option plan been determined based on the fair value method set forth in SFAS 123, the Company's net loss (income) and per share amounts for the three and nine months ended July 31, 2005 and July 31, 2004 would approximate the pro forma amounts indicated below:

	(in thousands, except per share amounts)
	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Nine Months Ended July 31, 2005	Nine Months Ended July 31, 2004
Net (loss) income — as reported	($37,543)	$20,525	($36,654)	($27,415)
Add: intrinsic value of stock based compensation included in net loss as reported, net of related tax effect	124	—	682	—
Less: stock based employee compensation determined under fair value based method, net of income tax effect	419	137	1,463	185
Net (loss) income — pro forma	($37,838)	$20,388	$($37,435)	($27,600)
Net (loss) income attributable to common stockholders per share:
As reported:
Basic	($1.69)	$1.74	($1.87)	($3.98)
Diluted	($1.69)	$1.06	($1.87)	($3.98)
Pro forma:
Basic	($1.70)	$1.72	($1.91)	($4.01)
Diluted	($1.70)	$1.06	($1.91)	($4.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free annual interest rate	Various rates ranging from 2.71% to 3.85% at date of grant
Expected volatility	30%, 50% and 90%
Expected life	5 years
Assumed dividends	None

Cash and cash equivalents.    Cash equivalents consist of highly liquid investments with insignificant rate risk and with maturities of three months or less at the date of purchase.

At various times, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Foreign Currency Translation.    The functional currency of the Company's foreign subsidiary is its local currency. All assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the year, and revenue and operating expenses are translated at weighted average exchange rates during the year. The resulting translation adjustments are included in other comprehensive (loss) in the statement of stockholders' equity.

Earnings (loss) income per share.    Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per common share for the periods has not been presented because the impact of the conversion or exercise, as applicable, of the warrants (2,070,687) and stock options (950,907) would be antidilutive. For the three months ended July 31, 2004, basic earnings per common share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. For this period, diluted earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average number of common stock and common stock equivalents and the $470,000 preferred stock dividend were added back to net income attributable to common stock.

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

3.    EQUITY TRANSACTIONS

On January 31, 2005, the Company completed a $75 million secondary offering, resulting in approximately $41.9 million in net proceeds to the Company through the sale of 3,682,176 shares of common stock. In addition, certain existing stockholders sold an aggregate of 2,317,824 shares in the offering for which the Company did not receive the proceeds. However, the Company received

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

During the nine months ended July 31, 2005 the Company received $790,000 from the exercise of 121,426 warrants which were issued in the private placement. Any warrants that have not been previously exercised are eligible to be called by the Company at a price of $0.007 subject to any contractual restrictions.

In May and August 2005, the Company amended its compensation policy for its non-employee directors. Previously, in addition to an annual retainer, the Company compensated non-employee directors for attendance at meetings. Under the revised structure, directors will not recieve any fees for attendance at Board or committee meetings, instead they will receive depending on committee role an annual retainer ranging from $40,000 to $60,000 and annual equity grants valued between $40,000 to $60,000. The equity grants consist of restricted common stock (2/3) and common stock options(1/3).

In August 2005, the Company issued 698,700 stock options to employees and officers at $3.20 which was market value at the date of grant.

4.    DUE FROM FACTOR

Due from factor consists of the following (in thousands):

	July 31, 2005	October 31, 2004
Outstanding accounts receivable sold to factor, net of allowances of $10,798 and $4,860, respectively	$5,538	$31,794
Less: advances from factor	5,380	22,303
	$158	$9,491

The following table sets forth the adjustments to the price protection and other allowances included as a reduction of the amounts due from factor:

	Nine Months Ended July 31, (in thousands)
	2005	2004
Balance — beginning of period	$(4,860)	$(2,173)
Add: provision for price protection and other allowances	(12,711)	(2,174)
Less: amounts charged against allowance	6,773	3,206
Balance — end of period	$(10,798)	$(1,141)

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following (in thousands):

	July 31, 2005	October 31, 2004
Accounts payable-trade	$8,960	$9,373
Royalties — including accrued minimum guarantees	7,148	5,777
Income taxes	—	1,271
Sales commissions	500	1,255
Severance	955
Salaries and other compensation	715	1,154
Litigation	—	778
Other accruals	1,186	377
	$19,464	$19,985

6.    COMMITMENTS AND CONTINGENCIES

Commitments

We are committed under agreements with certain developers and content providers for milestone payments of $8.3 million payable through October 31, 2005 and $11 million payable through October 31, 2006.

We do not currently have any material commitments with respect to capital expenditures.

As of July 31, 2005, we had open letters of credit aggregating $378,000 for inventory purchases to be delivered during the subsequent quarter.

As of July 31, 2005 we were committed under operating leases for office space and equipment for approximately $1.5 million through July 2009.

Contingencies

During July and August 2005, four securities class action lawsuits have been filed in the United States District Court for the District of New Jersey against the Company and certain of its officers, and former officers. The complaints assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company made false and misleading statements regarding Majesco's financial condition and future prospects. The lawsuits purport to be class actions filed on behalf of purchasers of Majesco common stock during the period from December 8, 2004 through July 12, 2005. The actions seek damages in an unspecified amount. As each of these lawsuits are in their initial stages, the Company has been advised by its legal counsel that there is insufficient information available to determine the outcome of these matters and a loss, if any, cannot be reasonbly estimated. The Company intends to vigorously defend the actions.

On September 1, 2004, Entertainment Finance International, LLC ("EFI") commenced a breach of contract action relating to an outstanding warrant held by EFI. EFI alleged that pursuant to the terms of the warrant, the Company was obligated to pay $1,750,000 for the repurchase of the shares underlying the warrant. In July 2004, the Company issued 21,018 shares of Majesco stock pursuant to the exercise of the warrant. Pursuant to a settlement agreement dated January 10, 2005, the Company paid $250,000 to EFI, and, in February 2005, paid an additional $985,000 from the proceeds raised in the secondary offering. The settlement was reflected as an adjustment to "Additional paid in capital", since the alleged obligation existed prior to the Merger.

On December 17, 2003, the Company received a letter from the NASD's Market Regulation Department stating that the NASD was conducting a review of unusual trading activity in the

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company is party to other routine claims and suits brought by the Company and against the Company in the ordinary course of business, including disputes arising over contractual claims and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition, and results of operations or liquidity. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including the matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition, and results of operations or liquidity.

7.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company's Chairman Emeritus, is a principal. During the three and nine months ended July 31, 2005 the Company was charged $383,000 and $2.1 million, respectively compared to $1.4 million and $2.8 million, respectively, for the three and nine months ended July 31, 2004. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company's knowledge, on terms no less favorable to what the Company could receive from providers of similar services.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an innovative provider of diversified products and content for digital entertainment platforms. Our offerings include video games, both premium priced and value priced, as well as other digital entertainment products. Our diverse products provide us with multiple opportunities to capitalize on the large and growing installed base of digital entertainment platforms and an increasing number of digital entertainment enthusiasts. We sell our products directly and through resellers primarily to U.S. retail chains, including Best Buy, Electronics Boutique, GameStop, Kmart, Target, Toys "R" Us and Wal-Mart.

Our net revenues for the three months ended July 31, 2005 is $4.6 million, compared to $34.0 million for the same period in 2004. The decrease is reflective of weak sales of our products compared to the strong sales around the introduction of our Game Boy Advance Video product in the prior year quarter. In addition, net sales for the 2005 quarter were also impacted by increased provisions for price protection, changes in market conditions, and soft demand for our products. Net revenues for 2005 were not in line with management's expectations primarily because of the weaker than expected sales of our premium game releases. We were unable to recoup development and marketing costs related for those games. In addition, we provided provisions for for impairment of capitalized software costs, severance costs and a loss on a proposed settlement. As a result, we sustained an operating loss of $38.6 for the 2005 quarter, versus operating income of $3.1 million for the same period last year.

Recently, the factor, the principal source of financing imposed a limitation on cash advances of $7.5 million with a maximum of $2.0 million for letters of credit. Previously, advances under our factoring arrangement, including letters of credit were limited to $30 to $35 million in the aggregate. We are negotiating with the factor to increase the availability, however, there can be no assurance that we will be successful in our negotiations. Management is also in the process of evaluating alternatives to the current factoring arrangement, including issuance of additional equity or debt financing and/or loans from financial institutions. Although, management believes that alternative financing may be available, there can be no assurance that funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate an alternative, or negotiate terms that are acceptable to us, we may be forced to significantly and materially modify our business plan, including making substantial reductions in our expenditures. Management believes that it would be able to modify its business plan accordingly, including the reductions in its expenditures. Management also believes it can operate under a curtailed operating plan if suitable financing is not available.

As of July 31, 2005, assuming continued availability of funding at increased levels by the current factor or alternative sources, management believes that there will be sufficient capital resources from operations and financing arrangements in order to meet our requirements for development, production, marketing, purchases of equipment, and the acquisiton of intellectual property rights for future products for the next twelve months.

All financial information presented reflects the consolidated results of Majesco Entertainment Company and subsidiary, as if we had acquired ConnectivCorp on December 5, 2003.

The primary components of our consolidated statement of operations include the following:

Net Revenues.    Our revenues are principally derived from the following types of offerings:

•	Games. Our video games consist of "premium" titles and "value" titles. Premium-priced video games typically involve higher development and marketing costs. We work with leading development studios to develop our own proprietary titles and we also license rights to well-known properties from third parties. Value titles are typically sold at retail prices below $20 and typically involve lower development and marketing costs than our premium titles; and

•	Other Digital Entertainment Products. Our digital entertainment line includes Game Boy Advance (GBA) Video and TV Arcade products. Our GBA video titles utilize compression technology that enables users to view color video content with stereo audio on their GBA, using a standard GBA cartridge, with no additional hardware required. We license rights to entertainment properties from entertainment industry leaders for GBA Video content. Our TV Arcade "plug-and-play" is a stand alone video game system that consists of a firmware-enabled joystick that connects directly to a user's television and plays pre-installed video games without the need for a dedicated console.

Historically, most of our revenues were derived from being a leading distributor of value video game titles. Although sales of value titles will continue to constitute a significant portion of our revenues, we are diversifying our sources of revenue and have introduced or expanded our other offerings, including additional premium-priced titles, our GBA video titles and TV Arcade products. The continued diversification of our revenue sources and our revenue growth are dependent upon our ability to provide a wide variety of appealing products at different price points aimed at different demographics. Our revenues are recognized net of reserves for price protection and other allowances. See "Critical Accounting Policies" below.

Cost of Sales.    Cost of sales consists of product costs and amortization of software development costs and license fees. Product cost are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of digital media peripherals and applications. Commencing upon the related product's release, capitalized software development and intellectual property license costs are amortized to cost of sales.

Gross Profit.    Our gross profit is directly affected by the mix of revenues from our products. Gross profit margins have the potential to be substantially higher from publishing our premium-priced titles given the higher sales prices. A premium title costs substantially more to develop compared to a value priced title. If a premium title is a highly successful "hit" and manufacturing and licensing costs are recouped, economies of scale occur as the incremental sales of a premium-priced game produce greater profitability. If a premium title does not perform as expected it will have a significant impact on our gross margin. Our value titles are generally characterized as having lower gross profit margin potential than premium-priced titles as a result of their lower sales price. Gross profit margins from our GBA products generally are the lowest of our products given the high manufacturing and licensing costs associated with these products, particularly GBA video titles.

Product Research and Development Expenses.    Product research and development expenses relate principally to our cost of supervision of the third-party developers of our products, testing new products and conducting quality evaluations during the development cycle. Costs incurred are employee related, may include equipment and are not allocated to cost of sales. With the expansion of our product offerings, our expenditures for product research and development are expected to increase.

Selling and Marketing Expenses.    Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. The largest component of this expense relates to marketing and promotion costs, which include certain customer marketing allowances. Marketing and promotion expenses associated with premium titles are significantly higher than those associated with our other offerings. Marketing expenditures for the Company's new products are allocated to interim periods using a percentage which reflects the ratio of the net revenue for the period to forcasted net revenue for the fiscal year.

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

Warrant Accounting and Other Non-Cash Compensation.    In accordance with Emerging Issues Task Force Issue EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock," we initially accounted for the fair value of $21 million for the warrants issued in connection with our February 2004 private placement as a liability since we would have incurred substantial penalties if we had not complied on a timely basis with the warrant holders' registration rights. We subsequently recorded changes in the fair value of warrants as non-cash charges or gains on a quarterly basis through October 29, 2004, the effective date of the resale registration statement. The fair value of the warrants was calculated using the Black-Scholes option-pricing model. As a result of changes in the market value our common stock from the closing date through July 31, 2004, we recorded a non-cash charge of $30.4 million to reflect the associated change in fair value of the warrants during the period.

During December 2004, a portion of the warrants issued in connection with our February 2004 private placement were exercised at a reduced exercise price. Accordingly, we recorded a non-cash charge of $1.1 million to recognize the exercise of these warrants at a reduced price during the nine months ended July 31, 2005. This charge reduced net income attributable to common stockholders in the calculation of earnings per share.

We granted options to purchase 992,856 shares of common stock to Carl Yankowski in connection with his employment as our Chief Executive Officer in August 2004. A portion of the option grant, 297,857 shares, was at an exercise price of $7.00 per share, a 64% discount to the market price of our common stock on the date of grant (the balance of the options were granted at or above the then market price). As a result of this issuance, we incurred non-cash compensation expense of $1.3 million through the date of his termination of employment in July 2005 when all of his options expired unexercised.

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

Reserves for Price Protection and Other Allowances.    We derive revenue from the sale of packaged video game software designed for play on consoles such as PlayStation 2, Xbox and GameCube, and hand-held game devices, including the GBA, DS and PSP. We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular advertisement, are reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. Generally our price protection for premium-priced titles is higher than that needed for our value titles. Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the digital entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the nine months ended July 31, 2005 and 2004, we provided allowances for future price protection and other allowances of $12.7 million and $2.2 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse; however, during the nine months ended July 31, 2005 and July 31, 2004, we recorded charge for accounts receivable write-off of $322,000 and $577,000 respectively as a result of customer bankruptcies.

Software development costs and prepaid license fees.    Software development costs include development fees, most often in the form of milestone payments made to independent software developers for development services. . Software development costs are capitalized once technological feasibility of a product is established and it is determined that such costs should be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Prepaid license fees represent license fees to holders for the use of their intellectual property rights in the development of our products.. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. Capitalized software development costs classified as non-current relate to titles for which we estimate the release date to be more than one year from the balance sheet date.

Commencing upon a related product's release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. Significant management judgements and estimates are utilized in the assessment of when technological feasability is established, as well as in the ongoing assessment of the recoverability of capitalized costs. If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amount utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. As of July 31, 2005, we charged operations $6.1 million to write-off all capitalized costs related to the development of video games that we had determined would not be commercially viable and for which development was stopped. We also charged $9.2 million to cost of sales to recognize impairments in the carrying value for games released during the nine months ended July 31, 2005 for which orders received were significantly below expectations.

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

Results of operations

Three and nine months ended July 31, 2005 versus three and nine months ended July 31, 2004

Net revenues.    Net revenues for the three months ended July 31, 2005 decreased to $4.6 million from $34.0 million in the comparable quarter last year. Net revenues for the nine months ended July 31, 2005 decreased to $55.1 million from $75.6 million in the comparable period last year. The decrease is reflective of weak sales of our products as compared to the strong sales around the introduction of GBA Video product in the prior year quarter. The decrease is also impacted by increased provisions for price protection, changes in market conditions and soft demand for our products.

Gross (loss) profit.    Gross loss for the three months ended July 31, 2005 was $16.2 million compared to a gross profit of $7.0 million in the third quarter last year. Gross profit for the nine months ended July 31, 2005 decreased to $3.1 million from $20.0 million in the comparable period last year.The reduction in gross profit is primarily attributable to the weaker than expected sales which resulted in our inability to recoup development and marketing costs related to our premium game releases. We also provided increased provisions for allowances for price protection during the third quarter 2005 to reflect the change in product mix, change in market conditions and decreased demand for our products.

Product Research and Development Expenses.    For the three months ended July 31, 2005 product research and development costs increased to $721,000 from $696,000 in the comparable 2004 period. For the nine months ended July 31, 2005 product research and development costs increased to $2.5 million from $2.0 in the comparable 2004 period. The increases are principally attributable to employee related costs which include the hiring of additional quality control personnel, necessary to support the increased number of projects currently in the development cycle.

Selling and Marketing Expenses.    In the three months ended July 31, 2005 total selling and marketing expenses increased to $8.5 million from $3.0 million in the same three month period in 2004, an increase of $5.5 million. In the nine months ended July 31, 2005 total selling and marketing expenses increased to $17.6 million from $8.0 million in the same nine month period in 2004, an increase of $9.6 million. The increases were principally the result of media campaigns and promotions to support the launch of our premium game products.

General and Administrative Expenses.    For the three month period ended July 31, 2005 general and administrative expenses increased $2.0 million, to $3.4 million from $1.4 million in the comparable 2004 period. For the nine month period ended July 31, 2005 general and administrative expenses increased approximately $3.8 million to $7.6 million from $3.8 million in the comparable 2004 period. The increase was driven by increased costs to related to becoming a NASDAQ — listed company, including compliance costs for Sarbanes Oxley and to build our infrastructure for future growth.

Other Operating Expenses.    In the three and nine months ended July 31, 2005 we recorded non-cash compensation charges of $433,000 and $1.4 million, respectively, primarily related to a below market stock option grant to our former Chairman and CEO. The options were forfeited in connection with his severence arrangements and there will be no additional compensation charges. In the three and nine months ended July 31, 2005 we recorded a provision for a loss of $1.4 million in connection with a proposed settlement with one of our distributors and in the comparable prior year periods we recorded a gain of $1.2 million on the renegotiation of litigation settlement. We do not have significant exposure to credit risk as our factor generally buys our receivables without recourse; however, during the three and nine months ended July 31, 2005 and 2004, we recorded charges of accounts recievable write-offs of $322,000 and $577,000, respectively, related to customer bankruptcies. In addition, during the three and nine months ended July 31, 2005 we recorded $1.4 million of expense related to severence agreements. During the three and nine month periods ended July 31, 2005, we charged operations $1.1 million to write-off all capitalized costs related to the development of video games that we had determined would not be commercially viable and for which development was stopped.

Depreciation and Amortization Expenses.    For the three months ended July 31, 2005 depreciation and amortization expense was $188,000 compared to $124,000 in the comparable 2004 period. For the nine months ended July 31, 2005 depreciation and amortization expenses were $765,000 compared to $311,000 in the comparable 2004 period. Depreciation and amortization expense increased due to additional office and computer equipment acquired and as a result of the amortization of a non-compete agreement and tooling costs.

Operating (loss)income.    For the three month period ended July 31, 2005 we generated an operating loss of $38.6 million, a change of $41.7 million from operating income of $3.1 million in the 2004 period. For the nine month period ended July 31, 2005 our operating loss was $35.8 million, a $42.3 million change from $6.5 million in 2004 operating income. The decreases in operating income were due to lower sales, increased allowances for price protection and higher marketing costs related to our premium game releases which were not recovered as a result of weaker than expected sales of those games. The weak sales also resulted in lower than anticipated recoupment of development costs which negatively impacted gross profit and operating income.

Interest and Financing Costs, net.    For the three months ended July 31, 2005 interest and financing costs decreased approximately $384,000 to $241,000 from $625,000 in 2004. For the nine months ended July 31, 2005 and July 31, 2004, interest and financing costs decreased to $1.5 million from $1.9 million in 2004. The decreases are due to the decrease in advances from the factor in the current periods as a result of the the availability of capital raised in the secondary offering and the interest income from the temporarily invested funds.

Other Non-Operating Expenses.    During the three months ended July 31, 2004 we recorded income of approximately $18.9 million related to the fair market value of the warrants issued in the February 2004 private placement. In the nine months ended July 31, 2004 we recorded expense of $30.3 million related to the value of the warrants. There were no comparable amounts recorded in the 2005 periods.

Income Taxes.    Federal and state income taxes were provided for at a combined effective rate of 40% in the 2004 periods. As a result of our loss in the current periods, we have recorded a tax benefit of $1.3 million and $736,000 for the three and nine months ended July 31, 2005, respectively net of a full valuation allowance against net deferred tax assets recorded in prior periods.

Net (loss) Income.    For the three and nine month periods ended July 31, 2005 we generated a net loss of ($37.5) million and ($36.7) million, respectfully, compared to net income of $20.5 million and a net loss of ($27.4) in the comprable 2004 periods. For the three months ended July 31, 2004 net income attributable to common shareholders included a non-cash benefit of $18.9 million related to the fair market valuation of the warrants issued in connection with the February 2004 private placement, net of a $469,500 preferred stock dividend requirement, payable in common stock. For the nine months ended July 31, 2005, the net loss attributable to common shareholders included a $1.1 million charge related to warrants exercised at a reduced exercise price. For the nine months ended July 31, 2004 the net loss attributable to common shareholders included charges of $30.4 million related to the fair market valuation of the warrants, $759,000 related to a deemed dividend to preferred stockholders and $809,000 related to a preferred stock dividend.

Liquidity and Capital Resources

Historically, we have met our capital needs through our factoring and purchase order financing arrangements, loans from related persons and advances from customers. In addition, as a result of a series of transactions related to our February 2004 private placment and our January 2005 secondary public offering, we received net proceeds of approximately $81 million. These proceeds were used to reduce indebtedness, to satisfy certain settlements in connection with litigation, as well as for general corporate purposes, including working capital.

Our cash and cash equivalents balance was $10.3 million as of July 31, 2005. Cash used in operations during the first nine months of 2005 was $47.6 million as compared to $16.3 million during the same period in the prior year. The $31.3 million increase in the use of cash in operations in 2005 was due primarily to expenditures for capitalized software development costs and prepaid license fees related to new premium products, media campaigns and promotions to support the launch of our premium game products, and to build our infrastructure. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.

We do not have any bank debt. To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.

Under the terms of our factoring agreement, we assign our accounts receivable to the factor. The factor, in its sole discretion, determines whether or not it will accept a receivable based on its assessment of its credit risk. Once a receivable is accepted by the factor, the factor assumes substantially all of the credit risk associated with the receivable. The factor is required to remit payments to us for the assigned accounts receivable in accordance with the terms of the assigned invoice, regardless of whether the factor receives payment on the receivable, so long as the customer does not have a valid dispute related to the invoice. The amount remitted to us by the factor equals the invoiced amount adjusted for allowances and discounts we have provided to the customer less factor charges of 0.5% of invoiced amounts for these credit and collection services.

We utilize purchase order financing arrangements in order to enable us to provide letters of credit necessary for the manufacture of our products. Manufacturers require us to present a letter of credit in order to manufacture the products required under a purchase order. Currently, we utilize letters of credit from a finance company which charges 3.3% of the purchase order amount for each transaction for 60 days. Our factor also provides purchase order financing at a cost of 0.5% of the purchase order amount for each transaction for 30 days. Additional charges are incurred under both arrangements if letters of credit remain outstanding in excess of the original time period

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Amounts to be paid to us by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As our needs require, we may request that the factor advance 80% of the eligible receivables and advance 50% of inventory. The interest rate for advances taken is prime plus 1%.

Recently, the factor imposed a limitation on cash advances of $7.5 million with a maximum of $2.0 million for letters of credit. Previously, advances under our factor arrangement, including letters of credit were limited to $30 to $35 million in the aggregate. We are negotiating with the factor to increase the availability, however, there can be no assurance that we will be successful in our negotiations. Management is also in the process of evaluating alternatives to the current factoring arrangement, including issuance of additional equity or debt financing and/or loans from financial institutions. Although, management believes that alternative financing may be available, there can be no assurance that funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate an alternative, or negotiate terms that are acceptable to us, we may be forced to significantly and materially modify our business plan, including making substantial reductions in our expenditures. Management believes that it would be able to modify its business plan accordingly, including the reductions in its expenditures. Management also believes it can operate under a curtailed operating plan if suitable financing is not available.

As of July 31, 2005, assuming continued availability of funding at previous levels by the current factor or alternative sources, management believes that there will be sufficient capital resources from operations and financing arrangements in order to meet our requirements for development, production, marketing, purchases of equipment, and the acquisiton of intellectual property rights for future products for the next twelve months.

Advances From Customers.    On a case by case basis, distributors and other customers have agreed to provide us with cash advances on their orders. These advances are then applied against future sales to these customers. In exchange for these advances, we offer these customers beneficial pricing or other considerations.

Commitments and Contingencies.    We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $11.4 million payable through October 31, 2005 and $20.5 million payable through October 31, 2006.

We do not currently have any material commitments with respect to any capital expenditures.

As of July 31, 2005 we had open letters of credit aggregating $378,000 for inventory purchases to be delivered during the subsequent quarter.

As of July 31, 2005 we were committed under operating leases for office space and equipment for approximately $1.5 million through July 2009.

During July and August 2005 four securities class action lawsuits were filed in the United States District Court for the District of New Jersey against the Company and certain of its officers and former officers. The complaints assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that defendants made false and misleading statements regarding Majesco's financial condition and future prospects. The lawsuits purport to be class actions filed on behalf of purchasers of Majesco common stock during the period from December 8, 2004 through July 12, 2005. The actions seek damages in an unspecified amount. As each of these lawsuits are in their initial stages, the Company has been advised by its legal counsel that there is insufficiient information available to determine the putcome of these mattes and a loss, if any, cannot be reasonbly estimated. However, the Company intends to vigorously defend the actions.

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

Cash Flows

Cash and cash equivalents were $10.3 million as of July 31, 2005 compared to $4.2 million at October 31, 2004. Working capital as of July 31, 2005 was $31.7 million compared to $8.9 million at October 31, 2004.

Operating Cash Flows.    For the nine months ended July 31, 2005, we used cash of $47.6 million in operating activities. The principal uses of cash were to fund the net loss of $36.7 million, increases in capitalized software development cost and prepaid license fees of $36.2 million which was offset by noncash provisions and amortization charges of $24.0 million and other net changes in working capital of $1.3 million.

Investing Cash Flows.    Cash used in investing activities for the nine months ended July 31, 2005 consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth.

Financing Cash Flows.    Net cash generated from financing activities for the nine month period ended July 31, 2005 was $53.9 million and consisted of (i) net proceeds of $41.9 million from the sale of stock in our secondary public offering; (ii) net proceeds from the exercise of stockholder and placement agent warrants, issued in the February 2004 private placement of $12.1 million; and (iii) net proceeds of $6.5 million from the exercise of warrants at reduced exercise price, partially offset by (iv) repayment of $6.6 million of inventory financing.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As a closely-held company with no public reporting obligations prior to our merger with ConnectivCorp in December 2003, we had previously committed limited personnel and resources to the development of our internal financial controls and systems. In addition, as of October 31, 2005, we will become subject to the heightened internal control and procedure requirements of Section 404 of the Sarbanes-Oxley Act. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of July 31, 2005. In connection with this intensified review and documentation of our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and management recognized that improvements are necessary in the following areas:

•	Maintaining sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (GAAP) commensurate with our financial reporting requirements.

•	Maintaining adequate segregation of duties in key functions.

•	Maintaining adequate controls over spreadsheets used in our financial reporting process.

•	Adequately documenting certain transactions and manual journal entries.

•	Adhering to a comprehensive closing calendar.

We have taken measures to improve the effectiveness of our internal controls and we believe these efforts are addressing the matters described above. These efforts include segregation of duties in key functions, creating formal accounting controls, policies and procedures, hiring additional management and staff experienced in financial reporting, and finalizing documentation of our accounting and disclosure internal controls and procedures. We also performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Subject to the limitations above, management believes that the consolidated financial statements, and other financial information in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls.    No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Since July 15, 2005, four securities class action lawsuits have been filed in the United States District Court for the District of New Jersey against the Company and certain of its officers and former officers. The complaints assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that defendants made false and misleading statements regarding Majesco's financial condition and future prospects. The lawsuits purport to be class actions filed on behalf of purchasers of Majesco common stock during the period from December 8, 2004 through July 12, 2005. The actions seek damages in an unspecified amount. We intend to vigorously defend the action.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held on June 8, 2005, our stockholders elected the following individuals to the Board of Directors:

	For	Withheld
Carl Yankowski	18,475,982	236,264
Jesse Sutton	18,473,743	238,503
Joseph Sutton	18,474,456	237,790
Morris Sutton	18,367,156	345,090
Laurence Aronson	18,668,290	43,646
F. Peter Cuneo	18,693,506	18,740
James Halpin	18,667,074	45,172
Louis Lipschitz	18,667,074	45,172
Marc Weisman	18,585,706	126,540

In addition, the following matters were voted on and approved by the stockholders:

To amend and restate our 2004 Employee, Director and Consultant Stock Plan (renamed 2004 Employee, Director and Consultant Incentive Plan) to: (a) increase by 4 million the number of shares of common stock reserved for issuance under the Plan; (b) add a share counting formula to the Plan pursuant to which each share issued under awards other than options or stock appreciation rights counts against the number of total shares available under the Plan as 1.3 shares, and each share issued as options or stock appreciation rights counts against the total shares available under the Plan as one share; (c) increase the share limitation on the number of awards that may be granted to any participant in any fiscal year to 1,000,000; (d) add provisions for the grant of cash awards and other types of equity based awards; and (e) delete a provision allowing for the repricing of awards.

For	Against	Abstain	Broker Non-vote
11,159,771	1,911,366	483,025	5,158,084

To restate our Amended and Restated Certificate of Incorporation to better reflect our operating busineess.

For	Against	Abstain	Broker Non-vote
11,890,127	1,264,537	399,498	5,158,084

To ratify the appointment of Goldstein Golub Kessler LLP as our independent public accountants for fiscal 2005.

For	Against	Abstain	Broker Non-vote
18,118,284	231,591	362,371	—

Item 5.    Other Information

We have recently received verbal indication from Rosenthal & Rosenthal, Inc., our factor, that it is imposing a limitation on our cash advances of $7.5 million with a maximum of $2.0 million for letters of credit. Previously, advances under our factoring arrangement, including letters of credit, were limited to $30 to $35 million in the aggregate. We have not received a defintive amendment to the factoring arrangement or any other defintive documentation reflecting these limitations. This limitation is also discussed in the Notes to the financial statements, as well as the section titled Liquidity and Capital Resources under Item 2 of Part I of this quarterly report.

The foregoing is qualified in its entirety by reference to the Factoring Agreement, dated April 24, 1989, between Majesco Entertainment Company and Rosenthal & Rosenthal, Inc., as amended, which is included as exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004, and is incorporated by reference herein.

Item 6.    Exhibits

10.1	Employment Agreement dated July 7, 2005, by and between Majesco Entertainment Company and John Gross.
10.2	Severance Agreement dated, July 8, 2005, by and between Majesco Entertainment and Carl Yankowski.
10.3	Separation Agreement dated, August 2, 2005, by and between Majesco Entertainment and Lester Greeman.
10.4	Revised Director Compensation Policy.
31.1	Certification of Jesse Sutton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jesse Sutton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John Gross pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Jesse Sutton Jesse Sutton President

Date: