Form 10-K
period 2005-10-31
MAJESCO ENTERTAINMENT CO
filed 2006-02-01
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

OR

Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
for the Transition Period from to

For the fiscal year ended October 31, 2005	Commission File number 000-51128

MAJESCO ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Raritan Center Parkway
Edison, New Jersey 08837
(Address of principal executiveoffice)

Registrant's telephone number, including area code (732) 225-8910

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of class) Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of the common stock held by non-affiliates as of April 30, 2005 was $131.7 million.

The outstanding number of shares of common stock as of January 30, 2006 was 22,242,476.

The Registrant's proxy or information statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1. Business

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Introduction

We are a provider of interactive entertainment products. Our products allow us to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products internationally through distribution agreements with international publishers. We have developed our retail and distribution network relationships over our 19-year history.

We publish software games for almost all major current generation interactive entertainment hardware platforms, including Nintendo's Game Boy Advance, or GBA, Nintendo’s DS, Micro and GameCube, Sony's PlayStation 2, or PS2, and PlayStation Portable, or PSP™, Microsoft's Xbox and the personal computer, or PC.

In addition to games, we have created a line of videos that can be viewed on all of Nintendo’s current handheld systems including the GBA, the GBA SP, the DS and the Micro. The videos come on a standard Nintendo cartridge and require no additional hardware to view. Initially, our video product line consisted of 45 minutes of popular, youth-oriented episodic content from Nickelodeon, Cartoon Network, Disney and others. In November 2005, we released three feature-length motion pictures from DreamWorks: Shrek, Shrek 2 and Shark Tale. While we plan to be opportunistic with this product line and focus on 90-minute content and feature-length movies, we do not expect GBA video to be a material portion of our business going forward.

Our video game titles are targeted at various demographics at a range of price points, from lower-priced ‘‘value’’ titles to more expensive ‘‘premium’’ titles. In some instances, these titles are based on licenses of well known properties, and in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.

While throughout most of our history we focused on value-priced games, in the past few years, we began to grow our presence in the premium console games market. These premium products require larger budgets for development and marketing and require higher unit sales to generate a profit.

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on value products and lower-cost games for handheld systems. In conjunction with our shift in strategy, we evaluated our existing portfolio of premium console titles in development and decided to sell our rights or cancel a number of these titles. Although there can be no assurances, these actions have improved the financial position of the company by significantly reducing our future obligations and in some instances generating cash.

Going forward, we will look to offer a greater number of value priced video games. We will continue to publish titles for popular handheld systems such as the GBA, DS and PSP, as well as look for opportunistic titles for home consoles and personal computers. We believe that a decreased emphasis on premium titles, along with a renewed focus on value and handheld titles, will allow us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles.

We believe this revised business model is a more sustainable one, which will provide us a greater opportunity for success in the interactive entertainment market.

2005 Developments

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on value products and lower-cost games for handheld systems.  During the latter half of the year the interactive entertainment industry experienced some softness related to the hardware transition which was compounded by increased competition for consumers’ discretionary spending. In the third quarter, we announced key management changes, including the resignation of our CEO. In addition, the factor, our principal source of financing, imposed a limitation on cash advances and letters of credit which was subsequently partially restored.

In the later part of the fiscal year, we experienced weak sales across all of our product lines, specifically premium console games and GBA Video. As a result, it was necessary to increase our provisions for price protection and for slow moving inventory.  Additionally, as a result of our weak sales and our subsequent decision to sell our rights or cancel a number of video games, we recorded impairment charges related to capitalized software development costs and prepaid license fees of $36.8 million, and inventory of $5.1 million. Accordingly we incurred an operating loss of $70.2 million.

Corporate Background

Majesco Sales Inc. was incorporated in 1986 under the laws of the State of New Jersey. On December 5, 2003, Majesco Sales Inc. completed a reverse merger with Majesco Holdings Inc. (formerly ConnectivCorp), then a publicly traded company with no active operations. Majesco Holdings Inc. was incorporated in 1998 under the laws of the State of Delaware. As a result of the merger, Majesco Sales Inc. became a wholly-owned subsidiary and the sole operating business of the public company. On April 4, 2005, Majesco Sales Inc. was merged into Majesco Holdings Inc., and, in connection with the merger, Majesco Holdings Inc. changed its name to Majesco Entertainment Company. Our principal executive offices are located at 160 Raritan Center Parkway, Edison, NJ 08837, and our telephone number is (732) 225- 8910. Our web site address is www.majescoentertainment.com.

Industry Overview

The interactive entertainment industry is mainly comprised of video game hardware platforms, video game software and peripherals. Within this industry, North American combined sales of video game hardware, video game software and video game peripherals were approximately $11.0 billion in 2004 according to the NPD Group. Of that total, video game software accounted for $6.2 billion, PC software accounted for $1.1 billion and hardware and accessories accounted for $3.7 billion.

Video Game Hardware Platforms

Video game hardware platforms are comprised of home game consoles, or consoles, and portable handheld game devices, or handhelds, as well as multi-functional devices such as PCs, Personal Digital

Assistants, or PDAs, and mobile phones. The current generation of consoles was first introduced in 2000 and 2001, and now includes Nintendo's GameCube, Sony's PlayStation 2 and Microsoft's Xbox and Xbox 360. According to the respective platform manufacturers, as of November 2005 the North American installed base is approximately 10 million for the GameCube, 37 million for the PlayStation 2 and 14 million for the Xbox. On November 22, 2005, Microsoft launched the first of the next-generation consoles, the Xbox 360. Additional next-generation consoles including Sony's PlayStation 3 and Nintendo’s Revolution, are expected to be released in 2006. These advanced consoles will feature improved graphics capabilities, increased storage capacity and incremental online, wireless and multi-media entertainment functionality intended to attract a wider audience.

The current generation of handhelds is dominated by Nintendo's GBA, which was the first handheld to be released based on 32-bit technology. The GBA has a North American installed base of approximately 30 million units as of November 2005, according to Nintendo. In November 2004, Nintendo launched a new handheld system, the DS, which features a dual screen, wifi capability and higher capacity storage media, and is backward compatible with GBA cartridges. According to Nintendo, the North American DS installed base is 4.0 million as of January 2006. More recently, in September 2005, Nintendo launched the GBA Micro, which offers the same functionality as the GBA, at a smaller size. In March, 2005, Sony launched the Sony PlayStation Portable system. According to Sony, the North American PSP installed base is approximately 3 million as of October 2005 and was expected to exceed 5 million by the end of 2005.

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

Premium games are often based on licensed popular content or original content with strong characters and storylines, and generally receive extensive development and marketing investments. Premium games are also higher priced than value titles.

Value games are generally priced below a suggested retail price of $20.00. Success in the value category is largely based on the ability to cost-effectively publish value titles, bring them to market quickly, capitalize on current trends, and place these titles with major retailers.

Many of the consoles and handhelds available today are capable of playing video content in addition to games. Video content generally consists of pre-recorded movies, television programming and other entertainment that publishers have licensed from content providers.

Traditionally, video games and video content have been delivered using CDs, DVDs or cartridges. More recently, some new games have added levels of play and other supplemental content that can now be delivered via the Internet, through game portals, such as Xbox Live, and various Internet sites, such as Yahoo!. The popularity of this emerging download category is expected to increase, especially within the large-scale multiplayer game segment, and among the user bases of the next generation consoles, PDAs and mobile phones.

Peripherals

Most video game hardware platforms have a variety of peripherals that are designed to enhance the functionality of the device and the experience of the user. For instance, GBA users can purchase headphone peripherals that enable private listening. New peripherals have also been developed that enable users to play video games on their televisions without the need for dedicated home game consoles.

Strategy

Our objective is to be an innovative provider of diversified interactive entertainment offerings. Specifically, we will strive to:

Leverage our long-term success in the value category.

Publishing software for the value category (suggested price point below $20), which requires a relatively low investment in development and marketing, has historically been one of our strengths. We have published a strong portfolio of value titles for the GBA platform that includes products based on well-known licensed properties (Frogger, PacMan, Cartoon Network, Strawberry Shortcake) as well as popular mass market interests/trends (Monster Trucks, Quad Desert Fury, Texas Hold ‘Em Poker). We are one of the first publishers to develop a line of high-quality value titles for the Nintendo DS handheld system and to date have launched five such titles at the suggested retail price of $20.00 or under. We have also opportunistically published console titles that offer a quality game play experience at value price points (Phantom Dust, Guilty Gear, Worms 4 Mayhem). Going forward, we will capitalize on our ability to quickly create or obtain high-quality products to sell at value prices and expand our value product line to other platforms, genres and distribution outlets.

Focus product development efforts on games for the leading handheld systems.

Video game development for handheld systems is generally less expensive and simpler than development for the current and next-generation home consoles. As such, we are focusing our premium game development efforts in this area in order to capitalize on the growing installed bases of the PSP and DS. We believe the PSP’s exceptional graphics and wi-fi capability combined with its ability to play music and movies will expand the audience for handheld games and attract an older demographic of hardcore gamers. As an example, in November 2005 we released Infected, an original title designed exclusively for the PSP. We believe that the Nintendo DS touch screen interface is uniquely able to emulate the mouse interface of the PC and as such have licensed the right to publish DS versions of the well-known PC franchises Age of Empires and Mech Assault. Additionally, we are working with two Japanese-based publishers, Arc System Works and Taito, to bring their well-known franchises, Bust-A-Move and Guilty Gear, respectively, to US and European handheld audiences.

Strategically pursue alternative distribution channels for existing and new products.

To date, we have not participated in alternative distribution channels such as digital download sales; nor have we developed products for mobile phones, or for specific play or download via the internet or other online networks. We believe we have an opportunity to leverage existing and new products across these alternative distribution channels, and will seek to strategically establish a foothold in the fast-growing, related areas of mobile and internet entertainment content.

Increase our market share in Europe and Pacific Rim territories.

We have historically focused our efforts and resources on established domestic markets. As the global gaming market continues to grow, we believe that international markets represent a significant growth opportunity for us. Over the last two years, we have begun to expand our international presence and in late fiscal 2005 we established a co-publishing agreement with a leading international publisher for distribution in Europe and the PAL territories. Under this arrangement the publisher fulfills all sales, marketing and distribution needs for our multi-format product line-up. Our first sales under this agreement are anticipated in 2006. International net revenues for 2005, 2004, and 2003 were not significant. However, based on our current arrangements, we anticipate international sales to have a more significant impact on our revenues in the future.

We are also developing similar relationships in Asia Pacific and Japan and are targeting new territories, such as China, for expansion.

Leverage our industry relationships and entrepreneurial environment to enter new categories and bring innovative products to market.

In the past, we have leveraged our experience, entrepreneurial environment and industry relationships with developers, manufacturers, content providers, retailers and resellers to create and distribute new and innovative products. We will continue to capitalize on market trends and pursue new product opportunities in categories related to our core business.

Products

We offer our customers a wide selection of interactive entertainment products for a variety of platforms.

Games

As of December 31, 2005, our active catalog includes more than 30 video game titles, which we identify as value and premium titles.

Value Titles

We believe we are a leading publisher of value titles and will continue to expand our value product line to other platforms, genres and distribution outlets. Value titles are typically sold at suggested retail prices below $20. Examples of products in this category include:

•	Titles based on emerging consumer fads or trends where we rapidly develop a quality title to capitalize on such interest, such as Monster Trucks, Quad Desert Fury and Texas Hold 'Em Poker;

•	Titles based on established brands where we can repackage classic games or develop titles based on well-known properties, such as Frogger, Pac-Man, Cartoon Network (Speedway and Block Party) and Looney Toons; and

•	Titles that were once our premium titles but over time have become part of our value line.

Selected value titles, their compatible platforms and launch and anticipated launch dates include:

SELECTED TITLES	PLATFORM	LAUNCH DATE
Pacman Collection	GBA	July 2001
Frogger's Adventure	GBA	November 2001
Quad: Desert Fury	GBA	September 2003
Guilty Gear # X2 Reload	Xbox	September 2004
Cartoon Network Speedway	GBA	November 2003
Monster Trucks	GBA	October 2004
Texas Hold 'Em Poker	GBA	October 2004
Ultra Bust-A-Move	Xbox	October 2004
Quad: Desert Fury 2	GBA	February 2005
Phantom Dust	Xbox	May 2005
Majesco’s Kids Cards	GBA	July 2005
Worms 4: Mayhem	Xbox, PC	October 2005
Looney Toons Double Pack	GBA	October 2005
Monster Trucks	DS	November 2005

SELECTED TITLES	PLATFORM	LAUNCH DATE
Bust-A-Move	DS	November 2005
Majesco’s 3-in-1 Sports Pack	GBA	February 2006
Super Black Bass Fishing	DS	March 2006

Premium Titles

Our most successful proprietary premium title has been BloodRayne, which since its launch in October 2002 has generated significant consumer interest and worldwide retail sales of more than 752,000 units. As a result of this success, we developed a sequel, BloodRayne 2, which was released in October 2004, and entered into a number of licensing agreements including a strategy guide, a comic book, apparel, resin statues, replica swords and a feature film that is expected to be released in January 2006. In addition to intellectual properties that we own, we also license the rights to content from developers or media entertainment companies as in the cases of Psychonauts, Aeon Flux, Teen Titans and the classic action-suspense film Jaws.

We also entered into licensing arrangements with content providers for use of their intellectual properties in our games (Teen Titans, Jaws Unleashed) and GBA videos (Shrek, Shark Tale) (see ‘‘Game Boy Advance Video’’ below).

Selected premium titles, their compatible platforms and launch or anticipated launch dates include:

SELECTED TITLES	PLATFORM	LAUNCH DATE
BloodRayne	Xbox, PS2, GC, PC	October 2002
BloodRayne 2	Xbox, PS2, PC	October 2004
Advent Rising	Xbox, PC	May 2005
Nanostray	Nintendo DS	July 2005
Psychonauts	Xbox, PS2, PC	April, July 2005
Teen Titans	GBA	October 2005
Infected	PSP	November 2005
Aeon Flux	Xbox, PS2	November 2005
Teen Titans	Xbox, PS2, GC	February 2006
Age of Empires	DS	February 2006
Mech Assault	DS	May 2006
Jaws Unleashed	Xbox, PS2, PC	Summer 2006

In conjunction with our shift in strategy, we evaluated our existing portfolio of premium console titles in development and determined to sell our rights to or cancel a number of these titles. Specifically, we sold all rights to The Darkness and Ghost Rider and terminated development of Taxi Driver and Demonik among other titles. In the future we will focus our premium development efforts on the growing installed bases of the PSP and DS handheld systems.

Game Boy Advance Video

In addition to games, we have created a line of videos that can be viewed on all of Nintendo’s current handheld systems including the GBA, the GBA SP, the DS and the new Micro. The videos come on a standard Nintendo cartridge and require no additional hardware to view. Initially, our video product line consisted of 45 minutes of popular, youth-oriented episodic content from Nickelodeon, Cartoon Network, Disney and others. In November 2005, we released three feature-length motion pictures from DreamWorks: Shrek, Shrek 2 and Shark Tale. While we plan to be opportunistic with this product line and focus on 90-minute content and feature-length movies, we do not expect GBA video to be a material portion of our business going forward.

Selected current GBA Video titles, the applicable content provider and launch dates include:

SELECTED TITLES	CONTENT PROVIDER	LAUNCH DATE
Dora the Explorer	Nickelodeon	May 2004
Fairly Odd Parents: Vol 1 & 2	Nickelodeon	May 2004
SpongeBob SquarePants: Vol 1 & 2	Nickelodeon	May 2004
All Grown Up!	Nickelodeon	May 2004
Cartoon Network Collection: Vol 1	Cartoon Network	May 2004
Codename: Kids Next Door: Vol 1	Cartoon Network	May 2004
Nicktoons Collection: Vol 1	Nickelodeon	May 2004
Teenage Mutant Ninja Turtles: Vol 1	4Kids Entertainment	June 2004
Yu-Gi-Oh!: Vol 1	4Kids Entertainment	June 2004
Dragon Ball GT: Vol 1	FUNimation Productions	September 2004
Kim Possible	Disney	December 2004
Lilo & Stitch	Disney	December 2004
Shrek	DreamWorks	November 2005
Shrek 2	DreamWorks	November 2005
Shark Tale	DreamWorks	November 2005

Peripheral Products

Currently, our peripheral products consist principally of our TV Arcade plug-and-play products. These products are stand-alone games that connect directly into television sets with standard RCA cables. These are battery operated and require no additional hardware or software. We expect to opportunistically extend our peripheral offerings in the future.

Product Development

Prior to initiating the development of a video game title, we perform market research, studio due diligence and financial analyses. The title must then be approved by our ‘‘green light’’ committee comprised of members from our executive, product development, finance, sales and marketing teams before being accepted for publication. Once accepted, the game is evaluated at regular milestones to ensure it is progressing on time, according to specifications and on budget. All members of the green light committee continue to be involved throughout the development process. In accordance with our current strategy, we will concentrate on procuring value products, premium handheld products and opportunistically pursuing console titles.

We use third party development studios to create our video game products. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially utilize products created by third party developers. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product, only after we recoup the development costs. We have worked and continue to work with independent third party developers, including:

•	Appaloosa Entertainment

•	A2M (Artificial Mind & Movement)

•	Backbone Entertainment

•	Double Fine Productions

•	Hudson Soft

•	Planet Moon

•	Skyworks Technologies

•	Taito

•	Terminal Reality

The development process for video games involves working with the platform manufacturers from initial game concept through approval of the final product. During this process, we work closely with these manufacturers to ensure that the title undergoes careful quality assurance testing. Each platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted for its pre-publication approval. This approval is generally discretionary.

The development process for GBA Videos is less complex than video games as we only need to compress existing video content. We do, however, need to work with the platform manufacturer and content licensors to gain approval on the quality of the compressed video prior to final manufacturing. The actual manufacturing process is the same as a GBA video game.

Intellectual Property

Platform Licenses

Hardware platform manufacturers require that publishers obtain a license from them to publish titles for their platforms. We currently have non-exclusive licenses from Nintendo for DS, GBA and GameCube, Sony for PS2 and PSP and Microsoft for Xbox and Xbox 360. Each license generally extends for a term of two to four years and is terminable under a variety of events. Each license allows us to create one or more products for the applicable system, and requires us to pay a per-unit license fee and/or royalty payment from the title produced and may include other compensation or payment terms. Publishers are not required to obtain licenses for publishing video game software for PCs. All of the hardware manufacturers approve each of the titles we submit for approval on a title-by-title basis, at their discretion.

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

Licenses To Third Parties

As we create original titles we may decide to license rights to third parties, sometimes on an exclusive basis, in order to generate publicity or market demand for our titles, generate additional revenue related to complementary products or a combination of these factors. For example, in regards to our BloodRayne franchise, we have sold the movie rights, entered into a strategy guide deal and licensed a comic book series, replica swords, resin statues and an apparel line.

Intellectual Property Applications

We have filed five provisional patent applications with respect to aspects of the compression technology used by our GBA Video product. We also have filed several trademark applications with respect to some of the trademarks that we use, such as BloodRayne.

Manufacturing

Sony, Nintendo and Microsoft control the manufacturing of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us for distribution. Video games for Microsoft, Nintendo and Sony home game consoles consist of proprietary format CD-ROMs or DVD-ROMs and are typically delivered to us within a relatively short lead time, approximately two to three weeks. Sony PSP products adhere to a similar production time frame, but use a proprietary media format called a Universal Media Disc, or UMD.

With respect to GBA and DS products, that use a cartridge format, Nintendo typically delivers these products to us within 45 to 60 days after receipt of a purchase order. For our peripheral offerings we use third party manufacturers who typically deliver these products to us within three to five weeks from the time production commences.

Initial production quantities of individual titles are based upon estimated retail orders and consumer demand. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product, or an irrevocable letter of credit for the entire purchase price, or cash in advance. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products. However, manufacturers' difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.

Sales and Marketing

North America

Historically, our marketing programs principally supported our premium game titles. While we support most of our titles in some manner, those with the most potential will have long lead-time, multi-faceted marketing programs designed to generate enthusiasm and demand. Specific consumer marketing strategies we may employ include: TV, radio and print advertising; web site and online marketing; demo distribution; promotions and cross-promotions with third parties; and point-of-purchase advertising.

Additionally, we customize public relations programs that are designed to create awareness with all relevant audiences, including core gamers and mass entertainment consumers. To date, our public relations efforts have resulted in significant coverage for our company and individual titles in computer and video game publications, such as Electronic Gaming Monthly, Game Informer, GamePro, Nintendo Power, Official PlayStation Magazine and Official Xbox Magazine, as well as major newspapers, magazines and broadcast outlets, such as CNN, USA Today, Wired, Maxim, Newsweek, The New York Times and TV Guide, among others. We also host media events throughout the year at which print, broadcast and online journalists can preview, review and evaluate our products prior to their release.

In addition to regular face-to-face meetings and communications with our sales force, we employ extensive trade marketing efforts including: direct marketing to buyers and store managers; trade shows, such as Destination PlayStation, Electronic Entertainment Exposition, CES and the Interactive Entertainment Merchant Association Show and the Licensing Show; various store manager shows; and distribution and sales incentive programs.

We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. Our sales team has strong relationships with major retailers and communicates with them frequently. To supplement our sales team, we currently utilize eight sales representative organizations located throughout the United States. The firms we use were chosen based on their performance and retailer relationships. On average, two sales representatives per organization are assigned to our accounts. It is customary for the sales representatives and resellers of our games who are assigned specific customers to also distribute games produced by other manufacturers. Distribution channels are dominated by a select group of companies, and a publisher's access to retail shelf space is a significant competitive factor.

International

We have historically focused our efforts and resources on established domestic markets. As the global interactive entertainment market continues to grow, we believe that international markets represent a significant growth opportunity for us. Over the last two years, we have begun expanding our international presence. In late fiscal 2005 we established a co-publishing agreement with a leading international publisher for distribution in Europe and the PAL territories. Under this arrangement the publisher fulfills all sales, marketing and distribution needs for our multi-format product line-up. Our first sales under this agreement are anticipated in 2006. International net revenues for 2005, 2004, and 2003 were not significant. However, based on our current arrangements, we anticipate international sales to have a more significant impact on our revenues in the future.

Customers

Our customers are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with a number of retailers including Best Buy, Electronics Boutique, GameStop, Kmart, Target, Toys ‘‘R’’ Us and Wal-Mart. Jack of All Games, a subsidiary of Take-Two Interactive Software, Inc., is a leading reseller of our products to smaller retail outlets. For the fiscal year ended 2005, our most significant customers were Wal-Mart and Toys "R’’ Us, which accounted for approximately 34% and 23% of our net revenue, respectively.

Competition

In general, our products compete with other forms of entertainment, such as motion pictures, television and music, for the leisure time and discretionary spending of consumers. More specifically, the market for interactive entertainment products is highly competitive and relatively few products achieve significant market acceptance. We continue to face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do.

With respect to our video game products, we compete with many other third party publishers in both our value and premium market segments. We expect that competition may increase in the value or premium areas.

Current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	carry larger inventories;

•	gain access to wider distribution channels;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies;

•	devote greater resources to securing the rights to valuable licenses and relationships with leading software developers;

•	maintain better relationships with licensors and secure more valuable licenses;

•	make higher royalty payments; and

•	secure more and better shelf space.

Competitive factors such as the foregoing may have a material adverse effect on our business.

Seasonality

The interactive entertainment business is highly seasonal with sales typically higher during the peak holiday selling season during calendar fourth quarter. Traditionally, the majority of our sales for this key selling period ship in our fiscal fourth and first quarters, which end on October 31st and January 31st, respectively. Significant working capital is required to finance the manufacturing of inventory of products that ship during these quarters.

Employees

We had 74 full time employees as of January 31, 2006. We have not experienced any work stoppages and consider our relations with our employees to be good. None of our employees are represented by a union.

Item 1A.    Risk Factors.

Our business and operations are subject to a number of risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition or results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could suffer.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

As we continue to operate our business, we expect our expenditures to decrease. Although there can be no assurance, our management believes that based on our current plan there are sufficient capital resources from operations, including our factoring and purchase order financing arrangements, to finance our operational requirements through at least the next twelve months. If we continue to incur operating losses, or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of additional securities will be dilutive to investors.

Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and could have a material adverse effect on future operating prospects, or require us to significantly reduce operations.

We have experienced recent net losses and we may incur future net losses which may cause a decrease in our stock price.

We incurred net losses of $70.9 million, $11.2, million and $10.8 million, in fiscal years 2005, 2004 and 2003, respectively. In fiscal years 2003 and 2004, these net losses were principally related to our operations, and included impairment reserves, financing costs, litigation expense, and non-cash charges to reflect the change in the fair value of our warrants issued in our February 2004 private placement. For fiscal year 2005, the net loss was due to weak sales across all of our product lines, which resulted in significant reserves relating to capitalized costs, increased provisions in price protection and other allowances. Going forward, we may not again be able to generate revenues sufficient to offset our costs, and may sustain further net losses in future periods. In addition, if we do become profitable, we may not be able to sustain or increase our profitability. Continued losses, or an inability to sustain profitability, may have an adverse effect on our future operating prospects and stock price.

We have experienced significant volatility in the price of our stock over the last twelve months.

The price of our common stock has experienced significant volatility over the last twelve months, and such prices may be higher or lower than the price you paid for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	our, or a competitor's, announcement of new products, services or technological innovations;

•	departures of key personnel;

•	general economic, political and market conditions and trends;

•	risks associated with possible disruption in our operations due to terrorism; or

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

In addition, purchases or sales of large quantities of our stock could have an unusual effect on our market price. Anti-takeover provisions in our charter and by-laws may make it difficult for anyone to acquire us without approval of our board of directors. These measures may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of our company.

The volatility of our stock price could affect the value of an investment in our common stock.

The market price of our stock has fluctuated widely over the last twelve months. Between November 1, 2004, and October 31, 2005, the closing sale price of our common stock ranged between a high of $16.25 and a low of $1.13, experiencing greater volatility over that time than most of the market did. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Further declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock. In addition, we must maintain Nasdaq National Market continued listing standards, which includes a market price of at least $1.00. In the event we are unable to maintain these listing standards, we may be subject to delisting.

Customer accommodations could materially and adversely affect our business, results of operations, financial condition, and liquidity.

When demand for our offerings falls below expectations, we may negotiate accommodations to retailers or distributors in order to maintain our relationships with our customers and access to our sales channels. These accommodations include negotiation of price discounts and credits against future orders commonly refer to as price protection. At the time of product shipment, we establish reserves for price protection and other similar allowances. These reserves are established according to our estimates of the potential for markdown allowances based upon historical rates, expected sales, retailer inventories of products and other factors. We cannot predict with certainty whether existing reserves will be sufficient to offset any accommodations we will provide, nor can we predict the amount or nature of accommodations that we will provide in the future. If actual accommodations exceed our reserves, our earnings would be reduced, possibly materially. Any such reduction may have an adverse effect on our business, financial condition or results of operations. The granting of price protection and other allowance reduces our ability to collect receivables and impact availabilities for advances from our factor. The continue granting of substantial price protection and other allowances may require additional funding sources to fund operations but there can no assurance that such funds will be available to us on acceptable terms, if at all.

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

Our sales to Wal-Mart and Toys ‘‘R’’ Us accounted for approximately 34%, and 23% of our net revenue for the fiscal year 2005, respectively. Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. Our business, results of operations and financial condition could be adversely affected if:

•	We lose any of our significant customers;

•	Any of these customers purchase fewer of our offerings; or

•	We experience any other adverse change in our relationship with any of these customers.

Significant competition in our industry could continue to adversely affect our business.

We cannot assure you that we will be able to successfully compete against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations or financial condition. The market for interactive entertainment products is highly competitive and relatively few products achieve significant market acceptance. We face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do. As a result, current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	undertake more extensive marketing campaigns;

•	devote greater resources to secure rights to valuable licenses and relationships with leading software developers;

•	gain access to wider distribution channels; and

•	have better access to prime shelf space.

With respect to our video game products, we compete with many other third party publishers in both our value and frontline market segments. In addition, console and handheld manufacturers, such as Microsoft, Nintendo and Sony, publish software for their respective platforms, and media companies and film studios are increasing their focus on the video game software market and may become significant competitors. We expect competition to increase as more competitors enter the video game market. We cannot assure you that competitors will not be able to also secure strong relationships with content providers on terms equal to or more favorable than we have.

We are the subject of securities class action lawsuits which may result in substantial expenditures, and divert management’s attention

In July 2005, four purported class action complaints were filed against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. On September 12, 2005, a fifth purported class action complaint was filed in the same court on behalf of a class of individuals who purchased shares of Majesco common stock in our January 26, 2005 offering of six million shares of common stock (the ‘‘Offering’’). The complaint named as defendants Majesco, several current and former directors and officers of Majesco, and certain financial institutions who served as underwriters with respect to the Offering and our auditors.

On October 11, 2005, the court consolidated the five cases and appointed a lead plaintiff. On December 14, 2005, Lead Plaintiff filed an amended consolidated complaint, which is now the operative complaint.

The complaint alleges that the registration statement and prospectus filed with the SEC in connection with our Offering and certain of our press releases and other public filings contained material misstatements and omissions about our financial condition and prospects as well as our products. The lead plaintiff asserts a claim under Section 11 of the Securities Act against all the defendants on behalf of investors who purchased in the Offering. It asserts a Section 12(a) (2) claim against us and certain defendants. The lead plaintiff also asserts a claim under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against us and certain defendants and a claim under Section 20(a) of the Exchange Act against these defendants. The operative complaint seeks damages in an unspecified amount. The proposed class period for the Exchange Act claims is December 8, 2004 through September 12, 2005.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have a negative market reaction.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The deadline for us to become compliant with Section 404 was October 31, 2005. As of such date, we were compliant and have implemented an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Accordingly, we must continue to incur expenses and will devote management resources to Section 404 compliance as necessary. Further, effective internal controls and procedures are necessary for us to provide reliable financial reports. If our internal controls and procedures become ineffective, we may not be able to provide reliable financial reports, and our business and operating results could be harmed.

We may be unable to develop and publish new products if we are unable to secure or maintain relationships with third party video game software developers.

We utilize the services of independent software developers to develop our video games. Consequently, our success in the video game market depends on our continued ability to obtain or renew product development agreements with quality independent video game software developers. However, we cannot assure you that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure you that we will be able to obtain the rights to sequels of successful products which were originally developed for us by independent video game software developers.

Many of our competitors have greater financial resources and access to capital than we do, which puts us at a competitive disadvantage when bidding to attract independent video game software developers to enter into publishing agreements with us. We may be unable to secure or maintain relationships with quality independent video game software developers if our competitors can offer them better shelf access, better marketing support, more development funding, higher royalty rates, more creative control or other advantages. Usually, our agreements with independent software developers are easily terminable if either party declares bankruptcy, becomes insolvent, ceases operations or materially breaches its agreement and fails to cure that breach within a designated time frame. In addition, many independent video game software developers have limited financial resources. Many are small companies with a few key individuals without whom a project may be difficult or impossible to complete.

Consequently, we are exposed to the risk that these developers will go out of business before completing a project, lose key personnel or simply cease work on a project for which we have hired them.

If we are unable to maintain or acquire licenses to intellectual property, we may publish fewer titles and our revenue may decline.

Many of our video game titles, and all of our GBA Video titles are based on or incorporate intellectual property and other character or story rights acquired or licensed from third parties. We expect that many of our future products will also be based on intellectual property owned by others. The cost of acquiring these licenses is often high, and competition for these licenses is intense. Many of our competitors have greater resources to capitalize on licensing opportunities. Our licenses are generally limited in scope to specific platform and/or geographic territories and generally last for two to three years. We may not be able to obtain new licenses, renew licenses when they expire or include new offerings under existing licenses. If we are unable to obtain new licenses or maintain existing licenses that have significant commercial value, at reasonable costs, we may be unable to sustain our revenue growth in the future other than through sales or licensing of our independently created material.

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

The process of introducing new products or product enhancements is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. In the event we are not successful in developing new titles and other products that gain wide acceptance in the marketplace, we may not recoup our investment costs in these new products, and our business, financial condition and results of operations could be materially negatively affected.

Furthermore, interactive entertainment platforms are characterized by rapidly changing technology. We must continually anticipate the emergence of, and adapt our products to, new interactive entertainment platforms and technologies. The introduction of new technologies, including new console and handheld technology, software media formats and delivery channels, could render our previously released products obsolete, unmarketable or unnecessary. In addition, if we incur significant expense developing products for a new system that is ultimately unpopular, sales of these products may be less than expected and we may not be able to recoup our investment. Conversely, if we choose not to publish products for a new system that becomes popular, our revenue growth, reputation and competitive position may be adversely affected. Even if we are able to accurately predict which video game platforms will be most successful, we must deliver and market offerings that are accepted in our extremely competitive marketplace.

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

We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2 and PSP, from Nintendo to develop products for the GBA, GameCube, the Gameboy DS and Micro and from Microsoft to develop products for the Xbox and Xbox 360. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms.

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

Development of original content, including publication and distribution, sometimes results in claims of intellectual property infringement. Although we make efforts to ensure our products do not violate the intellectual property rights of others, it is possible that third parties still may allege infringement. These claims and any litigation resulting from these claims, could prevent us from selling the affected product, or require us to redesign the affected product to avoid infringement or obtain a license for future sales of the affected product. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and future business prospects. Any litigation resulting from these claims could require us to incur substantial costs and divert significant resources, including the efforts of our technical and management personnel.

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

Trade organizations within the video game industry require digital entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of digital entertainment software in such countries. In some instances, we may be required to modify our products to comply with the requirements of these rating systems, which could delay the release of those products in these countries. Some of our existing and proposed new titles have and will receive an ‘‘M’’ rating, meaning it is not recommended for children under 17. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles. Several proposals have been made for legislation to regulate the digital entertainment software, broadcasting and recording industries, including a proposal to adopt a common rating system for digital entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of digital entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas, including legislation prohibiting the sale of certain ‘‘M’’ rated video games to minors, and by engaging in public demonstrations and media campaigns. Retailers may decline to sell digital entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our ‘‘M’’ rated products, and adversely affect our operating results. If any groups, whether governmental entities, hardware manufacturers or advocacy groups, were to target our ‘‘M’’ rated titles, we might be required to significantly change or discontinue a particular title, which in the case of one of our popular titles, could materially affect our business.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

We lease 21,250 square feet of office, development and storage space located at 160 Raritan Center Parkway, Edison, New Jersey 08837. The lease, which costs approximately $28,510 per month, plus taxes, insurance and operating costs, expires on October 31, 2009.

We lease 900 square feet of office space in Europe, located at City Point, 2 Pearce Close, Bristol, UK. This lease which costs approximately $6,900 per month and expires on July 3, 2006.

Item 3.    Legal Proceedings.

On December 2, 2005, a vendor filed a complaint against us in the Supreme Court of the State of New York, County of New York, alleging breach of contract and failure to pay in connection with services rendered. The complaint seeks approximately $2.6 million in damages plus interest and costs, including attorney’s fees. We intend to vigorously defend this action.

In July 2005, four purported class action complaints were filed against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. On September 12, 2005, a fifth purported class action complaint was filed in the same court on behalf of a class of individuals who purchased shares of the Company common stock in the Company’s January 26, 2005 offering of six million shares of common stock (the ‘‘Offering’’). The complaint named as defendants the Company, several current and former directors and officers of the Company, and certain financial institutions who served as underwriters with respect to the Offering.

On October 11, 2005, the Court consolidated the five cases and appointed a Lead Plaintiff. On December 14, 2005, Lead Plaintiff filed an Amended Consolidated Complaint, which is now the operative Complaint. The Complaint names the following as defendants: the Company, Carl Yankowski, Jan E. Chason, Jesse Sutton, Joseph Sutton, Morris Sutton, Laurence Aronson, F. Peter Cuneo, James Halpin, Louis Lipschitz, Marc Weisman, RBC Capital Markets Corporation, JMP Securities LLC, Harris Nesbitt & Corp., Wedbush Morgan Securities Inc., and Goldstein Golub Kessler LLP.

The Complaint alleges that the Registration Statement and Prospectus filed with the SEC in connection with the Company’s Offering and certain of the Company’s press releases and other public filings contained material misstatements and omissions about the Company’s financial condition and prospects as well as its products. Lead Plaintiff asserts a claim under Section 11 of the Securities Act against all the defendants on behalf of investors who purchased in the Offering. It asserts a Section 12(a)(2) claim against the Company and the financial institutions who served as underwriters in connection with the Offering, and a Section 15 control person claim against defendants Carl Yankowski, Jan Chason, Jesse Sutton, Joseph Sutton, and Morris Sutton (the ‘‘Defendants’’).

Lead Plaintiff also asserts a claim under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against the Company and the Defendants and a claim under Section 20(a) of the Exchange Act against the Defendants. The Complaint seeks damages in an unspecified amount. The proposed class period for the Exchange Act claims is December 8, 2004 through September 12, 2005. We will vigorously contest the action.

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

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the Nasdaq National Market under the symbol ‘‘COOL.’’ Prior to January 26, 2005, our common stock was quoted on the OTC Bulletin Board. The market for our common stock has often been sporadic, volatile and limited.

The following table shows the high and low bid quotations for our common stock as reported by the OTC Bulletin Board for 2004 and Nasdaq National Market for our current fiscal year. The amounts below have been adjusted to reflect our 1-for-7 reverse stock split effectuated on December 31, 2004. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions and may not represent actual transactions.

Fiscal Year 2004	High	Low
First Quarter	$14.56	$7.07
Second Quarter	$31.36	$9.73
Third Quarter	$34.30	$17.50
Fourth Quarter	$23.66	$12.39
Fiscal Year 2005
First Quarter	$16.25	$1.57
Second Quarter	$13.10	$8.90
Third Quarter	$9.23	$3.10
Fourth Quarter	$3.30	$1.13

Holders of Common Stock. On January 31, 2006, we had approximately 108 registered holders of record of our common stock. On January 31, 2006, the closing sales price of our common stock as reported on the Nasdaq National Market was $1.19 per share.

Dividends and dividend policy. We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on the common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans. The information called for by this item is incorporated by reference from our definitive proxy statement relating to the 2005 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2005 fiscal year end.

Recent Sales of Unregistered Securities.

Not applicable.

Item 6. Selected Financial Data.

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our audited consolidated financial statements and the notes thereto and with management's discussion and analysis of financial condition and results of operations included elsewhere in this report. The Company's merger on December 5, 2003 was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization, rather than a business combination. In addition all financial information presented reflects as appropriate the one-for-seven reverse stock split of our common stock, which occurred on December 31, 2004.

	Year Ended October 31
	2005	2004	2003	2002	2001
	(in thousands, except share data)
Consolidated Statement Of Operations Data:
Net revenues	$59,716	$120,984	$46,608	$49,688	$60,566
Cost of sales (1)	61,101	86,242	30,803	31,992	40,923
Gross (loss) profit	(1,385)	34,742	15,805	17,696	19,643
Operating expenses (2)	68,805	22,630	24,545	16,153	15,619
Operating (loss) income	(70,190)	12,112	(8,740)	1,543	4,024
Interest and financing costs, net	1,869	2,806	2,077	2,093	2,702
Other non-operating expense (3)	48	19,068	24	201	1,215
(Loss) income before income taxes	(72,107)	(9,762)	(10,841)	(751)	107
(Benefit) provision for income taxes	(1,207)	1,424	—	—	—
Net (loss) income	$(70,900)	$(11,186)	$(10,841)	$(751)	$107
Net (loss) income attributable to common
stockholders (4)	$(72,000)	$(15,388)	$(10,841)	$(751)	$107
Net (loss) income attributable to common
stockholders per share:
Basic and Diluted	$(3.48)	$(1.84)	$(4.95)	$(0.34)	$0.05
Weighted average shares outstanding:
Basic and Diluted	20,686,863	8,385,657	2,189,285	2,189,285	2,189,285

	October 31
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:	in thousands
Cash and cash equivalents	$2,407	$4,170	$314	$692	$671
Working capital (deficit)	3,757	8,915	(10,927)	1,404	1,570
Total assets	30,081	43,952	17,611	14,215	13,825
Non-current liabilities	—	—	—	3,962	3,787
Dividend payable in common stock..	—	1,261	—	—	—
Stockholders' equity (deficiency)	4,761	13,785	(15,730)	(4,871)	(3,746)

(1)	Cost of sales, in 2005, includes, (i) charges of $10.5 million in for write off of capitalized software development costs and prepaid license costs related to products released and (ii) $5.1 million for reserves for slow moving inventory. Cost of sales in 2004 includes charges of $500,000 to recognized impairments to the carrying value of products released in 2004.

(2)	Operating expenses include (i) for 2005, a charge for an accounts receivable write-off of $322,000 and $1.4 million related to a non-cash compensation charge, $26.3 million to write-off capitalized costs related to video games for which development was stopped or impaired, a provision for severance of $1.4 million , and a loss of $1.4 million related to settlement; (ii) for 2004, charges for an accounts receivable write-off of $577,000, and $342,000 related to a non-cash compensation, and a gain of $1.2 million related to the renegotiation of our 2003 litigation settlement; (iii) for 2003, provisions for loss on impairment of software development costs of $3.7 million for which development was stopped and litigation and settlement costs of $4.9 million; and (iv) for 2001, a provision for severance of $1.5 million to former employees.

(3)	Other non-operating expense includes (i) for 2005, expenses related to interest and financing costs of $1.8 million and a realized loss on foreign exchange of $48,000; (ii) for 2004, expenses related to interest and financing costs of $2.8 million, expenses related to the merger of $342,000, an unrealized loss on foreign exchange contract of $267,000 and a non-cash charge of $18.5 million related to the change in fair value of warrants issued in connection with the private placement; (iii) for 2003, expenses related to interest and financing costs $2.1 million, an unrealized loss on a foreign exchange contract of $24,000; (iv) for 2002, a loss on an abandoned equity offering of $201,000; and (v) for 2001, a provision for loss on an affiliate indebtedness of $1.2 million.

(4)	Net (loss) attributable to common stockholders includes (i) for 2005, a $1.1 million non-cash charge related to warrants exercised at a discount; and (ii) for 2004, a non-cash charge of $759,000 related to a deemed dividend, a preferred stock dividend requirement of $1.3 million payable in common stock and a $2.2 million non-cash charge related to the fair value of warrants issued in connection with lock-up agreements by certain stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with ‘‘Selected Consolidated Financial Data’’ and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ and elsewhere in this annual report on Form 10-K.

Overview

We are a provider of interactive entertainment products. Our products allow us to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products internationally through distribution agreements with international publishers although international revenue through October 2005 has not been significant. We have developed our retail and distribution network relationships over our 19-year history.

We publish software games for most major current generation interactive entertainment hardware platforms, including Nintendo's Game Boy Advance, or GBA, DS, Micro and GameCube, Sony's PlayStation 2, or PS2, and PlayStation Portable, or PSP™, Microsoft's Xbox and the personal computer, or PC.

Our video game titles are targeted at various demographics at a range of price points, from lower-priced ‘‘value’’ titles to more expensive ‘‘premium’’ titles. In some instances, these titles are based on licenses of well known properties, and in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.

Majesco Sales Inc. was incorporated in 1986 under the laws of the State of New Jersey. On December 5, 2003, Majesco Sales Inc. completed a reverse merger with Majesco Holding Inc (formerly, ConnectivCorp) then a publicly traded company with no active operations. Majesco Holding Inc. was incorporated in 1998 under the laws of the State of Delaware. As a result of the merger, Majesco Sales Inc. became a wholly-owned subsidiary and the sole operating business of the public company. On April 4, 2005, Majesco Sales Inc. was merged into Majesco Holdings Inc., and in connection with the merger Majesco Holdings Inc. changed its name to Majesco Entertainment Company.

While throughout most of our history we focused on value-priced games, in the past few years, we began to grow our presence in the premium console games market. These premium products require larger budgets for development and marketing and require higher unit sales to generate a profit.

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on value products and lower-cost games for handheld systems. In conjunction with our shift in strategy, we evaluated our existing portfolio of premium console titles in development and decided to sell our rights or cancel a number of these titles. Although there can be no assurance, these actions may improve the financial position of the company by significantly reducing our future obligations and in some instances generating cash.

Going forward, we will look to offer a greater number of value titles and try to capitalize on our history and expertise in this market. In addition, we will continue to publish titles for popular handheld systems such as the GBA, DS and PSP, as well as look for opportunistic titles for home consoles and personal computers. We believe that a decreased emphasis on premium titles, along with a renewed focus on value and handheld titles, although there can be no assurance, will allow us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium titles.

We believe this revised business model, although there can be no assurance, is a more sustainable one, which will provide us a greater opportunity for success in the interactive entertainment market.

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on value products and lower-cost games for handheld systems.  During the latter half of the year the interactive entertainment industry experienced softness related to the hardware transition which was compounded by increased competition for consumers’ discretionary spending. In the third quarter, we announced key management changes, including the resignation of our CEO. In addition, the factor, our principal source of financing, imposed a limitation on cash advances and letters of credit which was subsequently partially restored.

Net revenues for 2005 were $59.7 million compared to $121.0 million for the prior year. The decrease reflects weak sales across all of our product lines. As a result of this weakness, we increased provisions for price protection to stimulate retail sales. Our negative gross profit of $1.4 million, in 2005, versus a gross profit of $34.7 million for the prior year reflects our inability to recoup the software development costs for premium products and the reserves related to slow moving inventory. We have revised our business model and shifted our product strategy away from capital intensive preimum console games to a focus on value products and lower-cost games for handheld systems. As a result of our change in strategy, our operating expenses include provisions for impairment of capitalized software costs and license fees related to products for which we have terminated development, severance costs. As a result, we sustained an operating loss of $70.2 million for 2005, versus operating income of $12.1 million for the prior year. Accordingly, our working capital and net worth were materially reduced.

In September 2005, the factor, our principal source of financing, imposed a limitation on cash advances and letters of credit to $7.5 million and $2.0 million for letters of credit. Previously, advances under our factoring arrangement, including letters of credit could not exceed $30 to $35 million in the aggregate. We subsequently negotiated with the factor to increase the availability to $16 million in cash advances including $10 million for letters of credit. Management is in the process of evaluating alternatives to the current factoring arrangement, including additional sales of our intellectual property rights, issuance of additional equity, or debt financing and/or loans from financial institutions.

Although management believes that alternative forms of financing may be available, there can be no assurance that funds will be available on acceptable terms, if at all. While management has already significantly reduced expenditure levels, in the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to further materially modify our business plan, including making further reductions in expenditures. Management believes it can make additional cuts if necessary, and that it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and the company was unable to obtain alternative financing, it could create a material adverse change in the business.

Net Revenues. Our revenues are derived from the following types of offerings:

•	Games. In 2005, our video games consisted of ‘‘premium’’ titles and ‘‘value’’ titles for console and handheld video game systems. Premium titles are higher-priced video games that typically involve significant development and marketing costs. We work with third-party development studios to develop our own proprietary titles and we also license rights to well-known properties from third parties. Value titles are typically sold at suggested retail prices below $20 and typically involve comparatively lower development and marketing costs than our premium titles; and

•	Other digital entertainment products. Our GBA Video titles utilize compression technology that enables users to view up to 90 minutes of color video content with stereo audio on their GBA or DS, using a standard GBA cartridge and with no additional hardware required. We enter into licensing agreements with entertainment industry leaders for GBA Video content. In addition, we develop, manufacture and market a variety of digital media peripherals and applications including a stand-alone TV Arcade ‘‘plug-and-play’’ video game system which consists of a firmware-enabled joystick that connects directly to a user's television and plays pre-installed video games without the need for a dedicated console.

Our revenues are recognized net of reserves for price protection and other allowances. See ‘‘Critical Accounting Policies’’ below.

Cost of Sales. Cost of sales consists of product costs and amortization of software development costs and license fees. A significant component of our cost of sales is product costs. These are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. Commencing upon the related product's release, capitalized software development and intellectual property license costs are amortized to cost of sales. Cost of sales also includes provisions for inventory reserves for slow moving products of $5.1 million in 2005. The increase in the amortization of capitalized software costs and pre-paid license fees in 2005 reflects the provisions for impairment of $10.5 million for released titles.

Gross (loss) Profit. Our gross profit is directly affected by the mix of revenues from our premium versus value titles. Gross profit margins have the potential to be substantially higher from publishing our premiums titles given the relatively lower manufacturing costs and higher sales prices. If a premium title is a highly successful ‘‘hit’’ and manufacturing and licensing costs are recouped, economies of scale occur as the incremental sales of a premium-priced game produce greater profitability. Our value titles are generally characterized as having lower gross profit margin potential than premium titles as a result of their lower sales price. The 2005 gross loss is a result of weak sales across all product lines, increased provisions for price protection and the aforementioned impairment reserves for inventory and capitalized costs related to products released.

Product Research and Development Expenses. Product research and development expenses relate principally to our cost of supervision of the third-party developers of our new video games and other products, testing new products and conducting quality evaluations during the development cycle. Costs incurred are employee-related, may include equipment and are not allocated to cost of sales. Although there can be no assurance, we anticipate that, with our focus now on low-cost handheld game and value products, expenditures for product research and development will decrease.

Selling and Marketing Expenses. Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. A large component of this expense relates to marketing and promotion expenses, which includes certain customer marketing allowances. We anticipate, although there can be no assurance, with our focus now on low-cost handheld game and value products, that expenditure for selling and marketing will decrease.

General and Administrative Expenses. General and administrative expenses primarily represent employee related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. Professional fees, including legal and accounting expenses, typically represent the second largest component of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as SEC filings. We expect to continue to incur increased costs for litigation related to the class action lawsuit as well as consultants in connection with our required compliance as a public company with new regulations regarding corporate governance and accounting. Under our revised business plan we expect a decrease in certain general and administrative expenses as a result of decreased headcount and related expenses.

Interest and Financing Costs. Interest and financing costs are directly attributable to our factoring and our purchase-order financing arrangements.

Warrant Accounting and Other Non-Cash Compensation. In accordance with Emerging Issues Task Force Issue 00-19, referred to as EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock,’’ we initially accounted for the fair value of $21 million for the warrants issued in connection with our February 2004 private placement as a liability since we would have incurred substantial penalties if we had not complied on a timely basis with the warrant holders' registration rights. We subsequently recorded changes in the fair value of the warrants as non-cash charges or gains on a quarterly basis. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model. As a result of changes in the market value of our common stock from the closing date through October 29, 2004, the effective date of the registration statement relating to the resale of the shares of common stock underlying the warrants, we recorded a non-cash charge of $18.5 million for fiscal year 2004 to reflect the associated change in fair value of the warrants during this period. At the effective date of the resale registration statement, the fair value of $39.2 million for the warrants was reclassified to equity. During December 2004, a portion of these warrants were exercised at a reduced exercise price. Accordingly, we recorded a non-cash charge of $1.1 million to recognize the exercise of warrants during the first quarter of 2005.

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

We also granted options to purchase 992,856 shares of common stock to Carl Yankowski in connection with his employment as our Chief Executive Officer in August 2004. A portion of the option grant for 297,857 shares was granted at $7.00, a 64% discount to the market price of our common stock on the date of grant (the balance of the options were granted at or above the then market price). As a result of this issuance, we incurred non-cash compensation expense of $1.3 million through the date of his termination of employment in July 2005 when all of his options expired unexercised.

(Benefit)Provision for Income Taxes.    Effective November 1, 2003, we revoked our election to be treated as an S Corporation and we are therefore subject to federal income taxes. For the year ended 2005, we incurred, a loss and recognized the availability for income tax purposes a carryback of such losses to the prior year. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Since the Company has a history of losses, a full valuation allowance has been established under the provisions of SFAS No. 109 and that the company intends to maintain a valuation allowance for its net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

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

Revenue Recognition. The Company recognizes revenue upon shipment of its product when title, risk of loss are transferred and persuasive evidence of an arrangement exists. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. Revenues, including sales to resellers and distributors, are recognized when these conditions are met.

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

Reserves for Price Protection and Other Allowances. We derive revenue from the sale of packaged video game software designed for play on consoles such as PlayStation 2, Xbox and GameCube, and hand-held game devices, including the GBA, DS and PSP. We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular advertisement, are reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. Generally our price protection for premium-priced titles is higher than that needed for our value titles. Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the year ended October 31, 2005, 2004 and 2003, we provided allowances for future price protection and other allowances of $15.1 million, $6.7 million and $5.2 million respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse; however, for the year ended October 31, 2005 and 2004, we recorded charges for accounts receivable write-off of $322,000 and $577,000 respectively as a result of customer bankruptcies.

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

Commencing upon a related product's release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products to which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. As of October 31, 2005 and 2003, we charged operations $26.3 million and $3.2 million, respectively, to write-off all capitalized costs related to video games and intellectual property rights for which development was stopped. We also charged $10.5 million to cost of sales, in 2005, to recognize impairments in the carrying value for games already released by October 31, 2005.

Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS 123(R)’’). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R )on November 1, 2005. SFAS 123(R) permits public companies to adopt its requirements using either the modified prospecive or modified retrospective transition method. We have decided to use the modified prospective transition method, which require that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. We expect that our adoption of SFAS 123(R) will have a material adverse impact on our consolidated financial statements. However, uncertainties such as stock price volatility, estimated forfeitures and exployee stock option exercise behavior, make it difficult to determine whether future stock-based compensation expenses will be similar to the pro forma expenses disclosed in Note 1 to the Consolidated Fianancial statements.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended October 31,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of sales
Product costs	64.3	55.5	54.0
Software development costs and license fees	38.0	15.8	12.1
Gross (loss) profit	(2.3)	28.7	33.9
Operating expenses
Product research and development	5.7	2.5	5.5
Selling and marketing	40.5	11.3	21.3
General and administrative	16.0	4.8	6.7
Depreciation and amortization	1.5	0.4	0.8
Loss on impairments and other expenses (income)	51.5	(0.3)	18.4
Operating (loss) income	(117.5)	10.0	(18.8)
Interest and financing costs and other non-operating expenses	3.2	18.1	4.5
Loss before income taxes	(120.7)	(8.1)	(23.3)
(Benefit) provision for income taxes	(2.0)	1.1	—
Net loss	(118.7)%	(9.2)%	(23.3)%

Year ended October 31, 2005 versus year ended October 31, 2004

Net revenues. Net revenues for the year ended October 31, 2005 decreased to $59.7 million from $121.0 million in the comparable period last year. The decrease is reflective of weak sales across all our product lines as compared to the strong sales associated with the introduction of GBA Video product in the prior year. The decrease is also attributable to provisions for price protection and other allowances as well as changes in market conditions and soft demand for our products.

Cost of Sales. Cost of sales decreased 29% to $61.1 million for 2005 from $86.2 million in the comparable period. Product costs in 2005 decreased due to lower sales, however included therein are $5.1 million of provisions for inventory reserves for slow moving products. The increase in the amortization of capitalized software costs and pre-paid license fees in 2005 reflects provisions for impairment of $10.5 million for released titles.

Gross (loss) profit. Gross loss for the year ended October 31, 2005 was $1.4 million as compared to a gross profit of $34.7 million in 2004. The 2005 gross loss is a result of weak sales across all product lines, increased provisions for price protection and the aforementioned impairment reserves for inventory and capitalized costs related to products released.

Product research and development expenses. For 2005, product research and development expenses increased 13% to $3.4 million from $3.0 million for the prior year. As a percentage of net revenue, product research and development expenses increased to 6% in 2005 from 3% in 2004. The increase in expense over the prior year is principally attributed to employee-related costs which include an increase in the number of quality control staff to support the higher number of products in development during the year.

Selling and marketing expenses. For the twelve months ended October 31, 2005, selling and marketing expenses increased 76.6% to $24.2 million from $13.7 million for the prior year. Our marketing expenditures grew as a result of an increase in media campaigns and promotions to support the launch of our premium game products. As a percentage of net revenue, selling and marketing expenses increased to 40% in 2005 from 11% in 2004, due to the combined effect of increased spending and lower net revenue in 2005.

General and administrative expenses. For 2005 general and administrative expenses increased 65.5% to $9.6 million from $5.8 million for the same period in the prior year. As a percentage of net revenue, general and administrative expenses increased to 16% for 2005 from 5% for 2004. The increase is attributable to additional employee related costs, professional fees, insurance and other costs incurred as a result of being a public company, including compliance costs associated with the Sarbanes Oxley Act and costs for litigation and claims including costs related to the class action lawsuit. During the year ended October 31, 2005 we recorded non-cash compensation charges of $1.4 million and $342,000, respectively, primarily related to a below market stock option grant to our former CEO. The options were forfeited in connection with his severence arrangement.

Depreciation and amortization expenses. For 2005 depreciation and amortization expenses increased to $893,000 compared to $439,000 for the prior year and related primarily to office equipment purchases, tooling costs and the amortization of a non-compete agreement.

Loss on impairment and other operating expenses (income).    For the quarter ended October 31, 2005, we recorded a charge of $26.3 million to write-off all capitalized costs related to video games for which development was stopped or impaired. During 2005, we recorded a provision for a loss of $1.4 million in connection with a settlement with one of our distributors and in the comparable prior year periods we recorded a gain of $1.2 million on the renegotiation of litigation settlement. During 2005 and 2004, we recorded charges of accounts receivable write-offs of $322,000 and $577,000, respectively, related to customer bankruptcies. In addition, during 2005 we recorded $1.4 million of expense related to severence agreements.

Operating (loss) income. For 2005, the operating loss was $70.2 million versus an operating income of $12.1 million in the prior year. The decrease in operating income was principally due to lower sales volumes, increased allowances for price protection and higher marketing costs related to our premium game releases which were not recovered as a result of weaker than planned sales of those products. In addition, as result our shift in strategy, we evaluated our existing portfolio of premium titles in development and determined to sell certain rights or cancel a number of these titles and consequently recorded impairments of $26.3 million.

Interest and financing costs, net. For 2005, interest and financing costs decreased to $1.8 million from $2.8 million for the prior year. This resulted from the decrease in advances from the factor during the year due to the availability of funds as a result of the secondary offering and warrants exercised in January and February 2005.

Other non-operating expenses. During the year ended October 31, 2005, we recorded a realized loss of $48,000 compared to unrealized loss of $267,000 for 2004. Additionally, for 2004 we recorded a non-cash charge of $18.5 million to reflect the change in fair value of warrants and merger costs of $342,000.

Income taxes. As a result of the year of our loss for the year, we have recorded a tax benefit of $1.2 million compared to a provision of $1.4 million in 2004. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss before utilization.

Net loss. For the year ended October 31, 2005, we generated a net loss of $70.9 million versus a net loss of $11.2 million in 2004. The increase in net loss is attributable to weak sales across all of our product lines, primarily our premium game releases, which resulted in significant reserves relating to capitalized costs, increased provisions in price protection and other allowances. The net loss attributable to common stockholders for 2005 of $72.0 million includes a $1.1 million charge related to warrants exercised at a reduced price as compared to a net loss attributable to common stockholders for 2004 of $15.4 million.

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

Operating (loss) Income. For 2004 operating income was $12.1 million versus an operating loss of $8.8 million in the prior year. The increase in operating income is principally due to the release of our GBA Video titles and increased sales of the GBA video game value titles. For 2004 operating income as a percentage of net revenue was 10% compared to a loss for the prior year.

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

Liquidity and Capital Resources

Historically, we have met our capital needs through our factoring and purchase order financing arrangements, loans from related persons and advances from customers. In addition, as a result of a series of transactions during fiscal 2004 and 2005 related to, a private placement and secondary public offering, in which we sold equity securities including issuances upon the exercise of warrants, we received net proceeds of approximately $81.6 million. These proceeds were used to fund the 2005 operating loss, to fund the development of video games and the acquisition of intellectual property rights, to reduce indebtedness, and to satisfy certain settlements.

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on value products and lower-cost games for handheld systems. In conjunction with our shift in strategy, we evaluated our existing portfolio of premium console titles in development and decided to sell our rights or cancel a number of these titles. Although there can be no assurance, these actions improve the financial position of the company by significantly reducing our future obligations and in some instances generating cash.

Going forward, we will look to offer a greater number of value titles and try to capitalize on our history and expertise in this market. In addition, we will continue to publish titles for popular handheld systems such as the GBA, DS and PSP, as well as look for opportunistic titles for home consoles and personal computers. We believe that a decreased emphasis on premium titles, along with a renewed focus on value and handheld titles, will allow us to capitalize on our strengths and expertise and although there can be no assurance, lessen the level of required working capital to support the plan.

While our cash and cash equivalents balance was $2.4 million as of October 31, 2005, we expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives. To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. In September 2005, the factor, our principal source of financing imposed a limitation on cash advances and letters of credit to $7.5 million and $2.0 million for letters of credit. Previously, advances under our factoring arrangement, including letters of credit were limited to $30 to $35 million in the aggregate.

In October 2005, the factor agreed to increase the availability to $16 million in cash advances including $10 million for letters of credit. The factor also waived our covenant requirements as of October 31, 2005. However, the factor, in his sole discretion, can reduce the availability of financing at anytime. Management is continuing to negotiate with the factor to restore previous levels of availability; however, there can be no assurance that we will be successful in our negotiations. Management is also in the process of evaluating alternatives to the current factoring arrangement, including issuance of additional equity or debt financing and/or loans from financial institutions. Although management believes that alternative financing may be available, there can be no assurance that funds will be available on acceptable terms, if at all. While management has already significantly reduced expenditure levels, in the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to further materially modify our business plan, including making additional reductions in our expenditures. Management believes it can make additional cuts if necessary, and that it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and the company was unable to obtain alternative financing, it could create a material effect on future operating prospects.

Factoring and Purchase Order Financing.

We do not have any bank debt. As mentioned above, to provide liquidity, we take advances from our factor and utilized purchase order financing to fund the manufacturing of our products.

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

We utilize purchase order financing arrangements in order to enable us to provide letters of credit necessary for the manufacture of our products. Manufacturers require us to present a letter of credit in order to manufacture the products required under a purchase order. Currently, we utilize letters of credit from a finance company which charges 3.3% of the purchase order amount for each transaction for 60 days. Our factor also provides purchase order financing at a cost of 0.5% of the purchase order amount for each transaction for 30 days. Additional charges are incurred if letters of credit remain outstanding in excess of the original time period and/or the financing company is not paid at the time the products are received.

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Amounts to be paid to us by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As our needs require, we may request that the factor advance 70% of the eligible receivables and advance 50% of inventory up to a maximium of $1.5 million. The interest rate is prime plus 1.5% on 50% of advances and the rate on the balance is the greater of (i) 18% per annum, or (ii) the lesser of (a) the prime rate plus 11.25% per annum or (b) 20% per annum.

Advances From Customers. On a case by case basis, distributors and other customers have agreed to provide us with cash advances on their orders. These advances are then applied against future sales to these customers. In exchange for these advances, we offer these customers beneficial pricing or other considerations.

Commitments and Contingencies. The following table summarizes our minimum guarantees and other contractual obligations as of October 31, 2005:

	Payments due by period
	Total of payments	Less than one year	1 - 3 Years
	(in thousands)
Contractual Obligations
Operating leases	$1,576	$528	$1,048
Software development (1)	7,457	7,457	—
	9,033	7,985	1,048
Commercial Obligations
Letters of credit (2)	805	805
Total Obligations	$9,838	$8,790	$1,048

(1) Payable only upon achievement of milestones.

(2) Arising under purchase order assignments for inventory purchases.

On December 2, 2005, a vendor filed a complaint against us in the Supreme Court of the State of New York, County of New York, alleging breach of contract and failure to pay in connection with services rendered. The complaint seeks approximately $2.6 million in damages plus interest and costs, including attorney’s fees. We intend to vigorously defend this action.

In July 2005, four purported class action complaints were filed against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. On September 12, 2005, a fifth purported class action complaint was filed in the same court on behalf of a class of individuals who purchased shares of the Company common stock in the Company’s January 26, 2005 offering of six million shares of common stock (the ‘‘Offering’’). The complaint named as defendants the Company, current and former officers of the Company, and certain financial institutions who served as underwriters with respect to the Offering.

On October 11, 2005, the Court consolidated the five cases and appointed a Lead Plaintiff. On December 14, 2005, Lead Plaintiff filed an Amended Consolidated Complaint, which is now the operative Complaint. The Complaint names the following as defendants: the Company, Carl Yankowski, Jan E. Chason, Jesse Sutton, Joseph Sutton, Morris Sutton, Laurence Aronson, F. Peter Cuneo, James Halpin, Louis Lipschitz, Marc Weisman, RBC Capital Markets Corporation, JMP Securities LLC, Harris Nesbitt & Corp., Wedbush Morgan Securities Inc., and Goldstein Golub Kessler LLP.

The Complaint alleges that the Registration Statement and Prospectus filed with the SEC in connection with the Company’s Offering and certain of the Company’s press releases and other public filings contained material misstatements and omissions about the Company’s financial condition and prospects as well as its products. Lead Plaintiff asserts a claim under Section 11 of the Securities Act against all the defendants on behalf of investors who purchased in the Offering. It asserts a Section 12(a)(2) claim against the Company and the financial institutions who served as underwriters in connection with the Offering, and a Section 15 control person claim against defendants Carl

Yankowski, Jan Chason, Jesse Sutton, Joseph Sutton, and Morris Sutton (the ‘‘Defendants’’). Lead Plaintiff also asserts a claim under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated there under against the Company and the Defendants and a claim under Section 20(a) of the Exchange Act against the Defendants. The Complaint seeks damages in an unspecified amount. The proposed class period for the Exchange Act claims is December 8, 2004 through September 12, 2005. We will vigorously contest the action.

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

Cash Flows

Cash and cash equivalents were $2.4 million as of October 31, 2005 compared to $4.2 million at October 31, 2004. Working capital as of October 31, 2005 was $3.8 million compared to $8.9 million at October 31, 2004.

Operating Cash Flows. Our principal operating source of cash is from the sales of our interactive entertainment products.  Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses. For the year ended October 31, 2005, we used cash of $55.0 million in operating activities principally to fund the loss of $17.9 million, excluding non cash items of $53.0 million and the acquisition of capitalized software and intellectual property rights of $52.9 million. Cash from operations was principally provided by the net reduction in due from factor of $15.8 million, and as a result of availability of excess cash from the secondary offering and lower sales volume in the second half of fiscal 2005, both of which reduced our need to borrow from the factor.

For the year ended October 31, 2004, we used $18.9 million of cash in operating activities. Our net loss attributable to common stockholders of $11.2 million was principally attributable to the $18.5 million charge for the change in fair value of the warrants less a gain of $1.2 million from the renegotiation of a litigation settlement, which were both non-cash items. Our cash usage was attributable to (i) the increase in due from factor of $9.5 million reflecting higher receivables from customers net of advances from the factor, (ii) an increase in inventory of $1.8 million, (iii) a decrease in advances from customers for prepayments of $9.5 million as a result of our fulfillment of their related orders in the first quarter, (iv) increased expenditures for capitalized software development and prepaid license costs of $30.8 million for video games in development net of amortization of $19.1 million, as well as royalty advances to content providers for GBA Video, net of amounts expensed during the period and (v) payments of $5.5 million related to a settlement obligation. This was partially offset by increases in cash attributable to an increase in accounts payable and accrued expenses of $11.8 million, reflecting the significant increased level of operations in the fiscal 2004 fourth quarter.

During the year ended October 31, 2003, cash of $2.9 million was used by operating activities. Our net loss of $10.8 million was principally attributable to litigation settlements of $4.9 million and a loss on impairment of capitalized software development costs of $3.7 million, which are non-cash charges. Our cash usage was primarily attributable to an increase in inventory of $8.3 million consisting primarily of new titles to be launched in the first quarter of fiscal 2004, and an increase in capitalized software development costs of $2.3 million net of software amortization related to first quarter 2004 releases as well as video games already in development for future release. This usage of cash was partially offset by the increase in advances from customers of $7.5 million and a decrease in the amounts due from factor during the period due to lower sales volume in the fourth quarter of 2003 versus the prior year, which generated $2.9 million of cash.

Investing Cash Flows. Cash used in investing activities for the year ended October 31, 2005, 2004 and 2003 are primarily related to purchases of computer equipment and leasehold improvements of $451,000, $319,000, and $152,000, respectively.

Financing Cash Flows. Net cash generated from financing activities for the year ended October 31, 2005 was $53.7 million which consisted of: (i) net proceeds of $41.9 million from the sale of stock in our secondary public offering; (ii) net proceeds from the exercise of stockholder and placement agent warrants, issued in the February 2004 private placement of $12.1 million; and (iii) net proceeds of $6.5 million from the exercise of warrants at reduced exercise price. Financing cash was used to repay $6.7 million of inventory financing.

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

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. For the year ended October 31, 2005 we recorded a $48,000 loss related to a foreign currency forward exchange contract which expired on March 31, 2005.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9a.    Controls and Procedures.

As of October 31, 2005, with the participation of our management, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Because of their inherent limitations, disclosure controls and procedures may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our President and Chief Financial Officer concluded that, as of October 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to our President and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of Majesco Entertainment Company's internal control over financial reporting as of October 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of October 31, 2005, Majesco Entertainment Company's internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, Majesco Entertainment Company's internal control over financial reporting as of October 31, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Majesco Entertainment Company

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Majesco Entertainment Company and Subsidiary maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Majesco Entertainment Company and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Majesco Entertainment Company maintained effective internal control over financial reporting as of October 31, 2005 is fairly stated, in all material respects, based on "criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Majesco Entertainment Company and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Majesco Entertainment Company and our report dated January 10, 2006 expressed an unqualified opinion on those financial statements.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
January 10, 2006

Changes in Internal Control Over Financial Reporting

As previously reported in it’s quarterly report on Form 10 Q for the quarter ended July 31, 2005, the company recognized that improvements in the company’s financial statement controls were necessary in certain specified areas. During the fourth quarter ending October 31,2005, the company implemented the following remediation steps in those areas as follows:

•	Certain key personnel with technical accounting expertise were added.

•	Responsibility for performance of certain key duties was reassigned in order to maintain adequate segregation of duties in key functions, and where necessary, additional mitigating controls were instituted.

•	Controls were instituted to effect adequate controls over spreadsheets used in the company’s financial reporting process.

•	Where necessary, the documention of transactions and manual journal entries was enhanced, and

•	A policy of adhering to a comprehensive closing calendar was instituted.

As of October 31, 2005 management believes that it has taken the necessary measures to specifically address the areas noted above and concluded that these areas have been remediated.

Item 9b.    Other Information.

Not applicable.

36

PART III

The information required by Part III of Form 10-K under

o Item 10 — Directors and Executive Officers of the Registrant

o Item 11 — Executive Compensation

o Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

o Item 13 — Certain Relationships and Related Transactions

o Item 14 — Principal Accountant Fees and Services

is incorporated by reference from our definitive proxy statement relating to the 2005 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2005 fiscal year end.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted.

2.1	Agreement and Plan of Merger, dated as of November 10, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.1 to an Amendment to our Current Report on Form 8-K filed on December 22, 2003).

2.2	Amendment to Agreement and Plan of Merger, dated December 3, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on December 22, 2003).

3.1	Certificate of Incorporation of Majesco Holdings Inc. (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB filed on April 16, 2002).

3.2	Amendment to Certificate of Incorporation, dated September 11, 2000 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2000).

3.3	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 27, 2004).

3.4	Bylaws of Majesco Holdings Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on September 14, 2004).

3.5	Amendment to Certificate of Incorporation, dated December 29, 2004 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K filed on January 31, 2005).

4.1	Certificate of Designations, Preferences and Rights of 7% Cumulative Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on February 20, 2004 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2004).

4.2	Form of investor Subscription Agreement (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 1, 2004).

4.3	Form of warrant issued to investors (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on March 1, 2004).

4.4	Form of placement agent warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on March 1, 2004).

10.1	Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).

10.2	Xbox Publisher License Agreement, dated January 31, 2001, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.3 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.3	Amendment to the Xbox Publisher Licensing Agreement, dated April 4, 2002, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2004).

10.4	Amendment to the Xbox Publisher Licensing Agreement (Xbox Live Distribution) dated March 17, 2003, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.4 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.5	Amendment to the Xbox Publisher License Agreement (Tiered Royalty Rate Structure and Xbox Platinum Hits Program), dated January 31, 2003, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 3, 2004).

10.6	PlayStation 2 Licensed Publisher Agreement, dated April 1, 2000, by and between Sony Computer Entertainment America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 3, 2004).

10.7	License Agreement for Game Boy Advance (Western Hemisphere), dated May 10, 2001, by and between Nintendo of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.8	License Agreement for Gamecube, (Western Hemisphere), dated January 11, 2001, by and between Nintendo of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.2 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.9	Software Distribution Agreement, dated April 8, 2002, by and between Konami of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.5 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.10	Amendment to Software Distribution Agreement, dated April 25, 2002, by and between Konami of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to a Current Report on Form 8-K filed on September 22, 2004).

10.11	License Agreement, dated April 30, 2002, by and between Namco Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.12	First Amendment, dated January 7, 2003, to License Agreement, dated July 2, 2002, by and between NAMCO Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 15, 2004).

10.13	Second Amendment, dated May 7, 2003, to License Agreement, dated July 2, 2002, by and between NAMCO Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 15, 2004).

10.14	Third Amendment, dated July 2, 2002, to License Agreement, dated December 18, 2003, by and between NAMCO Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 22, 2004).

10.15	License Agreement, dated June 30, 2000, by and between Activision Publishing, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 22, 2004).

10.16	Third Amendment, dated June 30, 2000, to License Agreement, dated September 22, 2002, by and between Majesco Sales Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 22, 2004).

10.17	Escrow Agreement, dated February 19, 2004, by and among Majesco Holdings Inc., Jesse Sutton, Joseph Sutton, Adam Sutton, Morris Sutton, on behalf of Sarah Sutton and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.17 to an Amendment to our Registration Statement on Form S-1 filed on October 19, 2004).

10.18	Employment Agreement, dated August 24, 2004, by and among Majesco Holdings Inc., Majesco Sales Inc. and Carl Yankowski (incorporated by reference to Exhibit 10.1 to an Amendment to our Current Report on Form 8-K filed on August 31, 2004).

10.19	Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).

10.20	Amendment to Factoring Agreement, dated March 18, 1999, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).

10.21	Amendment to Factoring Agreement, dated September 30, 2004, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).

10.22	Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).

10.23	Master Purchase Order Assignment Agreement, dated July 21, 2000, between Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 22, 2004).

10.24	Sixth Amendment to Master Purchase Order Assignment Agreement, dated September 12, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 22, 2004).

10.25	Seventh Amendment to Master Purchase Order Assignment Agreement, dated October 16, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 22, 2004).

10.26	Eighth Amendment to Master Purchase Order Assignment Agreement, dated April 14, 2004, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 22, 2004).

10.27	Guaranty and Pledge Agreement, dated July 21, 2000, by and among Jesse Sutton, Joseph Sutton, Morris Sutton, Adam Sutton and Transcap Trade Finance (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 22, 2004).

10.28	Security Agreement and Financing Statement, dated July 21, 2000, by and among Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on October 22, 2004).

10.29	Employment Agreement, dated October 5, 2004, by and between Majesco Sales Inc., Majesco Holdings Inc. and Patrick Flaherty (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on October 8, 2004).

10.30	Form of Warrant Exercise Agreement, dated December 17, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2004).

10.31	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K filed on January 31, 2005).

10.32	Employment Agreement, dated October 5, 2004, by and between Majesco Holdings Inc. and Patrick Flaherty (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on October 8, 2004).

10.33	Employment Agreement, dated February 2, 2005 by and between Majesco Holdings Inc., Majesco Sales Inc. and Lester E. Greenman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 17, 2005).

10.34	Certificate of Ownership Merging Majesco Sales Inc. with and into Majesco Holdings Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 14, 2005).

10.35	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.36	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.37	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.38	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.39	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.40	Director Compensation Policy (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.41	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).

10.42	Employment Agreement, dated June 27, 2005, by and between Majesco Entertainment Company and John Gross (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2005).

10.43	Severance Agreement, dated July 8, 2005, by Majesco Entertainment Company and Carl Yankowski (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 14, 2005).

10.44	Separation Agreement, dated August 2, 2005, by Majesco Entertainment Company and Lester E. Greenman (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on September 14, 2005).

10.45	Revised Director Compensation Policy (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on September 14, 2005).

*10.46	Amendment to Factoring Agreement, dated October 18, 2005.

*10.47	Publisher License Agreement, for the Xbox 360 game system, dated September 13, 2005, by and between Microsoft Licensing, GP and Majesco Entertainment Company. (We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.)

*21.1 Subsidiaries.

*23.1 Consent of Goldstein Golub Kessler LLP.

*31.1 Certification of Principal Executive Officer

*31.2 Certification of Principal Financial Officer.

*32.1 Section 1350 Certificate of President and Chief Financial Officer.

*  Filed herewith.

(b) Exhibits. See (a)(3) above.

(c) Financial Statement Schedules. See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

By: /s/ Jesse Sutton

Date: January 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Gross	Chief Financial Officer (principal financial and accounting officer)	February 1, 2006

John Gross

/s/ Morris Sutton	Chairman Emeritus	February 1, 2006

Morris Sutton

/s/ Laurence Aronson	Director	February 1, 2006

Laurence Aronson

/s/ Jim Halpin	Director	February 1, 2006

Jim Halpin

/s/ Louis Lipschitz	Director	February 1, 2006

Louis Lipschitz

/s/ Jesse Sutton	President and Director	February 1, 2006

Jesse Sutton

/s/ Joseph Sutton	Executive Vice President of Research and Development and Director	February 1, 2006

Joseph Sutton

/s/ Marc Weisman	Director	February 1, 2006

Marc Weisman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Majesco Entertainment Company.

We have audited the accompanying consolidated balance sheets of Majesco Entertainment company (formerly Majesco Holdings, Inc.) and subsidiary as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Majesco Entertainment Company and subsidiary as of October 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2005, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 10, 2006 expressed an unqualified opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
January 10, 2006

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(dollars in thousands)

	October 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,407	$4,170
Due from factor	—	9,491
Income taxes receivable	826	—
Inventory	8,058	12,755
Capitalized software development costs and prepaid license fees current portion	17,278	10,574
Prepaid expenses	508	831
Total current assets	29,077	37,821
Property and equipment — net	862	798
Capitalized software development costs and prepaid license fees	—	4,952
Other assets	142	381
Total assets	$30,081	$43,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,493	$19,985
Due to factor	6,343	—
Inventory financing payables	—	6,750
Advances from customers	484	2,171
Total current liabilities	25,320	28,906
Dividend payable in common stock	—	1,261
Stockholders' equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 22,242,476 and 15,403,704
Issued and outstanding at October 31, 2005 and October 31, 2004 respectively	22	15
Additional paid in capital	92,158	29,194
Accumulated deficit	(87,388)	(15,388)
Accumulated other comprehensive loss	(31)	(36)
Total stockholders' equity	4,761	13,785
Total liabilities and stockholders' equity	$30,081	$43,952

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except share amounts)

	Year Ended October 31,
	2005	2004	2003
Net revenues	$59,716	$120,984	$46,608
Cost of sales
Product costs	38,384	67,151	25,172
Software development costs and license fees	22,717	19,091	5,631
	61,101	86,242	30,803
Gross (loss) profit	(1,385)	34,742	15,805
Operating costs and expenses
Product research and development	3,415	2,994	2,554
Selling and marketing	24,160	13,664	9,931
General and administrative	9,561	5,814	3,140
Depreciation and amortization	893	439	356
Non-cash compensation charges	1,376	342	—
Write-off of accounts receivable	322	577	—
Loss (gain) on settlements	1,437	(1,200)	4,908
Loss on impairment of software development costs	26,281	—	3,656
Severance	1,360	—	—
	68,805	22,630	24,545
Operating (loss) income	(70,190)	12,112	(8,740)
Other expenses
Interest and financing costs, net	1,869	2,806	2,077
Realized (2005)/unrealized loss on foreign exchange contract	48	267	24
Change in fair value of warrants	—	18,459	—
Merger costs	—	342	—
Loss before income taxes	(72,107)	(9,762)	(10,841)
(Benefit) provision for income taxes	(1,207)	1,424	—
Net loss	(70,900)	(11,186)	(10,841)
Fair value charge for warrants exercised at a discount	1,100
Deemed dividend to preferred stockholders	—	759	—
Preferred stock dividend	—	1,261	—
Fair value of warrants issued in connection with lock-up agreements	—	2,182	—
Net loss attributable to common stockholders	$(72,000)	$(15,388)	$(10,841)
Net loss attributable to common stockholders per share:
Basic and diluted	$(3.48)	$(1.84)	$(4.95)
Weighted average shares outstanding:
Basic and diluted	20,686,863	8,385,657	2,189,285

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock —$.001 par value		Sales A Preferred Stock —$.001 par value		7% Preferred Stock —$.001 par value		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Number	Amount	Number	Amount	Number	Amount
Balance — October 31, 2002	2,189,285	$2	132,142	$—	—	$—	$298	$(5,171)	$—	$(4,871)
Net loss	—	—	—	—	—	—	—	(10,841)	—	(10,841)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(18)	(18)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(10,859)
Balance — October 31, 2003	2,189,285	2	132,142	—	—	—	298	(16,012)	(18)	(15,730)
Reclassification of accumulated deficit as a result of revocation of S Corporation election	—	—	—	—	—	—	(16,012)	16,012	—	—
Effect of recapitalization — reverse merger	3,264,805	3	—	—	—	—	(3)	—	—	—
Issuance of units pursuant to private placement memorandum, net of initial classification of $20,730 warrant liability and net of related expenses of $4,653	—	—	—	—	369	—	449	—	—	449
Issuance of units in connection with settlement of loans payable — stockholders	—	—	—	—	14	—	1,000	—	—	1,000
Deemed dividend — beneficial conversion charge	—	—	—	—	—	—	759	(759)	—	—
Surrender of Series A preferred stock	—	—	(50,301)	—	—	—	—	—	—	—
Issuance of common stock upon conversion of:
Series A preferred stock	5,810,721	6	(81,841)	—	—	—	(6)	—	—	—
Loan payable — related party	285,714	—	—	—	—	—	1,000	—	—	1,000
Warrants	20,355	—	—	—	—	—	—	—	—	—
7% convertible preferred stock	3,832,824	4	—	—	(383)	—	(4)	—	—	—

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (continued)
(in thousands, except share amounts)

	Common Stock —$.001 par value		Sales A Preferred Stock —$.001 par value		7% Preferred Stock —$.001 par value		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Number	Amount	Number	Amount	Number	Amount
Reclassification of warrant liability	—	—	—	—	—	—	39,189	—	—	39,189
Issuance of stock options for services rendered	—	—	—	—	—	—	26	—	—	26
Value of warrants issued to investors	—	—	—	—	—	—	2,182	(2,182)	—	—
Non-cash stock option compensation	—	—	—	—	—	—	316	—	—	316
Preferred dividend payable in common stock	—	—	—	—	—	—	—	(1,261)	—	(1,261)
Net loss								(11,186)	—	(11,186)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(18)	(18)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	11,204
Balance — October 31, 2004	15,403,704	15	—	—	—	—	29,194	(15,388)	(36)	13,785
Issuance of common stock in connection with:
Secondary offering (net of underwriting discounts, commissions and expenses of $4,148)	3,682,176	4	—	—	—	—	41,875	—	—	41,879
Exercise of warrants at $5.95 (net of expenses of $488)	1,171,418	1	—	—	—	—	7,581	(1,100)	—	6,482
Exercise of warrants at $7.00 (net of expenses of $1,111)	1,889,985	2	—	—	—	—	12,106	—	—	12,108
Issuance of common stock as dividend on preferred stock	78,283	—	—	—	—	—	1,261	—	—	1,261
Non-cash director compensation	16,246	—	—	—	—	—	80	—	—	80
Settlement obligation related to predecessor company	664	—	—	—	—	—	(1,235)	—	—	(1,235)
Non-cash compensation charges	—	—	—	—	—	—	1,296	—	—	1,296
Net loss	—	—	—	—	—	—	—	(70,900)	—	(70,900)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	5	5
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(70,895)
Balance — October 31, 2005	22,242,476	$22	—	$—	—	$—	$92,158	$(87,388)	$(31)	$4,761

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands,)

	Year Ended October 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,900)	$(11,186)	$(10,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	18,459	—
Depreciation and amortization	893	439	356
Amortization of capitalized software development costs and prepaid licenses fees	22,717	19,091	5,631
Non-cash compensation expense	1,376	342	—
Write-off of accounts receivable.	322	577
Loss (gain) on settlements	1,437	(1,200)	4,908
Loss on impairment of software development costs	26,281	—	3,656
Changes in operating assets and liabilities
Decrease (increase) in due to/from factor – net	15,834	(9,472)	2,914
Decrease (increase) in inventory	4,696	(1,760)	(8,286)
Increase in capitalized software development costs and prepaid license fees	(52,879)	(30,823)	(7,938)
Increase in income tax receivable	(826)	—	—
Decrease in prepaid expenses	323	150	120
Decrease (increase) in other assets	114	(368)	(76)
(Decrease) increase in accounts payable and accrued expenses	(1,492)	11,847	(821)
(Decrease) increase in advances from customers	(1,687)	(9,453)	7,503
Payment of settlement obligations	(1,235)	(5,510)	—
Net cash used in operating activities	(55,026)	(18,867)	(2,874)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(451)	(319)	(152)
Net cash used in investing activities	(451)	(319)	(152)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from secondary offering	41,879	—	—
Net proceeds from exercise of warrants at discount	6,482	—	—
Net proceeds from exercise of warrants	12,108	—	—
Repayments on loan -- bank – net	—	—	(2,360)
Inventory financing	(6,750)	3,684	2,601
(Repayments) borrowings -- loans from stockholders – net	—	(2,562)	2,295
Principal payments on capital lease obligations	—	(41)	(44)
(Repayment to) advances from officer – net	—	(200)	200
Proceeds from private placement, net of expenses	—	21,179	—
Convertible loan from related party	—	1,000	—
Net cash provided by investing activities	53,719	23,060	2,692
Effect of exchange rates on cash and cash equivalents	(5)	(18)	(44)
Net (decrease) increase in cash	(1,763)	3,856	(378)
Cash and cash equivalents -- beginning of year	4,170	314	692
Cash and cash equivalents -- end of year	$2,407	$4,170	$314
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$1,869	$2,806	$1,892
Cash paid during the year for income taxes	$1,325	$240	—
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 100 units of the 7% preferred stock and warrants in connection with
Settlement of loans from stockholders	—	$1,000	—
Fair value charge for warrants exercised at discount	$1,100	—	—
Issuance common stock as repayment of loan from related party	—	$1,000	—
Issuance of common stock as a dividend on the preferred stock	$1,261	—	—
Deemed dividend arising from beneficial conversion feature of the preferred stock	—	$759	—
Dividend declared on preferred stock payable in common stock	—	$1,261	—
Fair value of warrants issued in connection with lock-up agreement	—	$2,182	—

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

On December 3, 2003, the Company consummated a merger (the ‘‘Merger’’) with Majesco Sales Inc. (‘‘MSI’’). Pursuant to the Merger, MSI became a wholly-owned subsidiary. As a result of the Merger, the former stockholders of MSI were the controlling stockholders of the Company. Prior to the Merger, the Company had no substantial assets. Accordingly, the transaction was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization of MSI, rather than a business combination. Therefore, the historical financial statements of MSI are the historical financial statements of the Company and historical stockholders' equity of MSI has been restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination.

On April 4, 2005, the Company and its prinpical subsidary merged and in connection with this merger, changed its name to Majesco Entertainment Company.

The Company’s net revenues for 2005 were $59.7 million compared to $121.0 million for the prior year. The decrease reflects weak sales across all of the Company product lines. As a result of this weakness in the sales environment, the Company increased its provision for price protection. The Company’s gross loss of $1.4 million in 2005 versus a gross profit of $34.7 million in the prior year reflects its inability to recoup the software development costs for premium products and the reserves related to slow moving inventory. Management has revised the Company’s business model and shifted its product strategy away from capital intensive premium console games to a focus on value products and lower-cost games for handheld systems. In connection with our shift in strategy, Management evaluated the Company's existing profilio of premium console title in development and decided to sell certain rights or to cancel a number of these games. Accordingly, operating expenses includes provisions for impairment of capitalized software costs and license fees related to products terminated as well as severance costs and a loss on a settlement. As a result, the Company sustained an operating loss of $70.2 million for 2005, versus operating income of $12.1 million for the prior year and the Company’s working capital and net worth were materially reduced.

In September 2005, the factor, the Company’s principal source of financing, imposed a limitation on cash advances and letters of credit to $7.5 million and $2.0 million for letters of credit. Previously, advances under our factoring arrangement, including letters of credit were limited to $30 to $35 million in the aggregate. The Company subsequently negotiated with the factor to increase the availability to $16 million in cash advances including $10 million for letters of credit. Management is also in the process of evaluating alternatives to the current factoring arrangement, including additional sales of rights, issuance of additional equity or debt financing and/or loans from financial institutions.

Although, management believes that alternative forms of financing may be available, there can be no assurance that funds will be available on acceptable terms, if at all. While management has already significantly reduced expenditure levels, in the event that we are unable to maintain our current factoring arrangement or negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to further materially modify our business plan, including making further reductions in expenditures. Management believes it can make additional cuts if necessary, and that it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and the Company was unable to obtain alternative financing, it could create a material effect on future operating prospects.

2.    PRINCIPAL BUSINESS ACTIVITY

Majesco Entertainment Company and subsidiary (‘‘Majesco’’ or ‘‘Company’’) is a provider of interactive entertainment products. The Company’s offerings include video game software, videos and peripherals.

Majesco’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

enthusiasts. The Company sells its products directly and through resellers primarily to U.S. retail chains, including Best Buy, Electronics Boutique, GameStop, Kmart, Target, Toys ‘‘R’’ Us and Wal-Mart. Majesco also sells products internationally through partnerships with international publishers. The Company has developed retail and distribution network relationships over a 19-year history.

Majesco provides offerings for all major current generation interactive entertainment hardware platforms, including Nintendo's Game Boy Advance, or GBA, DS, Micro and GameCube, Sony's PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft's Xbox and the personal computer, or PC.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition. The Company recognizes revenue upon shipment of its product when title, risk of loss are transferred and persuasive evidence of an arrangement exists. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. Revenues, including sales to resellers and distributors, are recognized when these conditions are met.

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

Shipping and handling, which consist principally of packaging and transportation charges incurred to move finished goods to customers, amounted to $1.1 million, $1.7 million and $811,000, and are included in selling expenses for the years ended October 31, 2005, 2004 and 2003, respectively.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs. If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amount utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge.

As of October 31, 2005, we charged operations $26.3 million to write-off all capitalized costs related to video games for which development was stopped. We also charged $10.5 million to cost of sales to recognize impairments in the carrying value for games released for which sales were significantly below expectations.

Advertising Expenses. The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Advertising costs charged to operations were $7.1 million, $3.6 million and $2.9 million for the years ended October 31, 2005, 2004, and 2003, respectively.

Income taxes. The Company accounts for income taxes under the asset and liability method using Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, ‘‘Accounting for Income Taxes.’’ Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to November 1, 2003, the Company elected to be treated as an S Corporation under the provisions of the Internal Revenue Code. Accordingly, there is no provision for federal income taxes fiscal year 2003 because such liability was the responsibility of the individual stockholders. Effective November 1, 2003, the Company revoked its S Corporation election. On that date the Company became subject to federal income taxes and accordingly, the Company reclassified $16 million of undistributed losses from ‘‘accumulated deficit’’ to ‘‘additional paid in capital’’. No pro forma provision for income taxes has been provided in the accompanying consolidated statement of operations for 2003 due to the Company's history of operating losses.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For year ended October 31, 2005, the Company recorded a benefit for net operating loss carrybacks, net of a full valuation allowance against net deferred tax assets. Based upon the Company's current operating results, management has concluded that it is more likely than not that such assets will not be realized.

Stock Based Compensation. The Company follows the provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and SFAS No. 148, ‘‘Accounting for Stock-Based Compensation, Transition and Disclosure’’ (‘‘SFAS 148’’). The provisions of SFAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for its stock option incentive plans. The provisions of SFAS 148 require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed prominently and in a tabular format. See the table below and Note 12 for the disclosures required by SFAS 123 and SFAS 148.

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

Had compensation cost for the Company's stock option plan been determined based on the fair value method set forth in SFAS 123, the Company's net loss and per share amounts for the years ended October 31, 2005 and 2004 would approximate the pro forma amounts indicated below:

	(in thousands except per share amounts)
	2005	2004
Net loss — as reported	$(70,900)	$(11,186)
Less: Intrinsic value of stock based compensation included in net
loss as reported	1,376	190
Add: Stock based employee compensation determined under
fair value based method net of income tax effect	(2,339)	(2,053)
Net loss — pro forma	$71,863	$(13,049)
Net loss attributable to common stockholders per share:
Basic and diluted-as reported	$(3.44)	$(1.84)
Basic and diluted-pro forma	$(3.49)	$(2.06)

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate (annual)	Various rates ranging from 2.71% to 3.85% at date of grant
Expected volatility	30% and 90%
Expected life	5 years
Assumed dividends	None

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

Foreign Currency Translation. The functional currency of the Company's foreign subsidiary is its local currency. All assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the year, and revenue and operating expenses are translated at weighted average exchange rates during the year. The resulting translation adjustments are included in accumulated other comprehensive loss in the statement of stockholders' equity.

Loss per share. Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per common share has not been presented for the periods because the impact of the conversion or exercise, as applicable, of the following warrants , stock options, placement agent warrants and lock-up warrants would be antidilutive.

	October 31,
	2005	2004
Warrants	871,429	3,832,857
Stock options	1,820,550	1,646,893
Placement agent warrants	665,739	765,714
Lock-up warrants	526,377	526,377

In addition, as appropriate, all financial information presented reflects the one-for-seven reverse stock split of our common stock, which occurred on December 31, 2004.

Recent accounting pronouncements. The Financial Accounting Standards Board (‘‘FASB’’) issued SFAS 123(R), ‘‘Share-Based payment,’’ which will require all companies to measure compensation

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs for all share-based payments, including employee stock options, at fair value. This statement will be effective for the Company with the quarter beginning November 1, 2005. We adopted SFAS 123(R) on November 1, 2005. Statement 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. We have decided to use the modified prospective transition method, which require that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. We expect that our adoption of SFAS 123(R) will have a material adverse impact on our consolidated financial statements. However, uncertainties such as stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether future stock-based compensation expenses will be similar to the pro forma expenses disclosed in Note 3 to the Consolidated Financial statements.

In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (‘‘SFAS 154’’), ‘‘Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, ‘‘Accounting Changes’’ and FASB Statement No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements.’’ SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company does not believe that the adoption of SFAS 154 will have a material effect on its results of operations or financial position.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

4.    FACTORED RECEIVABLES

The Company uses a factor to approve credit and to collect the proceeds from a substantial portion of its sales. The Company also utilizes purchase order financing through the factor to provide funding for the manufacture of its products (see Note 6). In connection with these arrangements, the factor has a security interest in substantially all of the Company's assets. In addition, certain officers of the Company provide limited personal guarantees in connection with these arrangements.

Under the terms of the agreement, the Company assigns to the factor and the factor purchases from the Company eligible accounts receivable.

The factor, in its sole discretion, determines whether or not it will accept a receivable based on its assessment of credit risk. Once a receivable is accepted by the factor, the factor assumes substantially all of the credit risk associated with the receivable. The factor is required to remit payments to the Company for the assigned accounts receivable in accordance with the terms of the assigned invoice, regardless of whether the factor receives payment on the receivable, so long as the customer does not have a valid dispute related to the invoice. The amount remitted to the Company by the factor equals the invoiced amount adjusted for allowances and discounts the Company has provided to the customer. The factor charges 0.5% of invoiced amounts for these credit and collection services.

In addition, the Company may request that the factor provide cash advances based upon the Company's accounts receivable and inventory. The factor may either accept or reject the request for advances in its discretion. Amounts to be advanced to the Company by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As of October 31, 2005, the factor was advancing approximately 70% of the eligible accounts receivable and also is advancing approximately 25% of inventory, up to a maximum of $1.5 million. Total advances under the factoring arrangement include letters of credit for purchase order financing (see Note 6) and is limited to

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$16 million in cash advances including $10 million for letters of credits. The interest rate is prime plus 1.5% on 50% of advances and the rate on the balance is the greater of (i) 18% per annum, or (ii) the lesser of (a) the prime rate plus 11.25% per annum or (b) 20% per annum. The factor's charges and interest expense on the advances are included in ‘‘interest and financing costs’’ in the accompanying consolidated statement of operations.

Due from (to) factor consists of the following:

	October 31, (in thousands)
	2005	2004
Accounts receivable sold to factor	$4,842	$36,654
Less: allowances	(9,551)	(4,860)
advances from factor	(1,634)	(22,303)
	$(6,343)	$9,491

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Year Ended October 31, (in thousands)
	2005	2004	2003
Balance — beginning of year	$(4,860)	$(2,173)	$(4,666)
Add: provisions	(15,091)	(6,664)	(5,175)
Less: amounts charged against allowance	10,400	3,977	7,668
Balance — end of year	$(9,551)	$(4,860)	$(2,173)

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table represents the major components of accounts payable and accrued expenses:

	October 31, (in thousands)
	2005	2004
Accounts payable-trade	$9,563	$9,373
Royalties	5,634	5,777
Income taxes	—	1,271
Sales commissions	467	1,255
Salaries and other compensation	1,481	1,154
Other accruals	1,348	1,155
	$18,493	$19,985

6.    INVENTORY FINANCING PAYABLE

The Company has arrangements with its factor and a finance company for purchase order financing in order to provide letters of credit necessary for the manufacture of our products. Manufacturers require the Company to present letters of credit in order to manufacture the products required under purchase orders from the Company's customers. The Company utilizes letters of credit from a finance company, which charges 3.3% of the purchase order amount for each transaction for 60 days. The Company's factor also provides letters of credit for which the factor charges 0.5% of the purchase order amount for 30 days. Additional charges are incurred if the letters of credit remain outstanding in excess of the original time period and/or the financing company is not paid at the time the products are received.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    ADVANCES FROM CUSTOMERS

In certain instances, customers and distributors have agreed to provide the Company with cash advances on their orders. These advances ($484,000 and $2.2 million at October 31, 2005 and 2004, respectively) are then applied against future sales to these customers.

8.    SETTLEMENT OBLIGATION

In August 2003, the U.S. District Court of Massachusetts, in Infogrames Interactive, Inc. v. Majesco Sales Inc., entered judgment against MSI in the approximate amount of $6.7 million pursuant to a breach of contract action. In December 2003, the Company settled the case by agreeing to pay Atari Interactive, Inc. (Infogrames Interactive, Inc.) (‘‘Atari’’) $6.7 million as follows: (a) $1 million no later than two weeks after signing of the settlement agreement (the ‘‘Effective Date’’); (b) $2.5 million upon the first to occur of (1) the Company receiving a total of $15 million or more in third party financing (subject to various terms and conditions) (the ‘‘Financing Date’’) or (2) June 30, 2004; (c) $1 million on the earlier of one year from the Financing Date or June 30, 2005, with interest at 5% per annum; and (d) $2.2 million on a date which was to be 42 months from the Effective Date, such payment accruing interest at the rate of 5% per annum from the earlier of the Financing Date or June 30, 2004. The Company borrowed $1 million to make the initial payment, and, as a result of the private placement (See Note 9) the Company paid $2.5 million and $500,000 all in accordance with the terms of the settlement.

In May 2004, in exchange for a one-time payment of $1.5 million by the Company in settlement of the remaining obligations (resulting in a $1.2 million gain), Atari agreed to release the Company from (i) any further obligations; (ii) all restrictions contained in the settlement agreement; and (iii) all obligations of any nature whatsoever with regard to the judgment.

9.    PRIVATE PLACEMENT AND SECONDARY OFFERING

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

Each share of 7% preferred stock automatically converted into common stock at a conversion price of $7.00 per share as of October 29, 2004, the effective date of a registration statement as to the resale of the common stock underlying the 7% preferred stock and the warrants. Each share of 7%

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preferred stock entitled the holder to receive a 7% cumulative dividend payable solely in shares of common stock, on an annual basis. As of October 31, 2004, the Company recorded a liability of $1.3 million for the 78,283 shares of common stock to be issued for the dividend accrued during the period prior to the conversion of the preferred stock. The dividend was paid on November 15, 2004.

In connection with the private placement, the holders of the Series A preferred stock surrendered an aggregate of 50,301 shares of their Series A convertible preferred stock, which were convertible into 3,571,421 shares of common stock. On April 13, 2004, the Company amended its Certificate of Incorporation to increase its authorized common stock to 250,000,000 shares and the holders of the Series A preferred stock converted their remaining 81,841 shares into 5,810,721 shares of common stock. Effective February 17, 2004, in order to assist the Company in its financing efforts, the former holders of the Series A Preferred Stock agreed to place an aggregate of 142,857 shares (35,714 each) of common stock received in the Merger into escrow for five years to satisfy certain claims that may arise in the future as a result of the merger.

In accordance with Emerging Issues Task Force Issue 00-19, referred to as EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock,’’ the Company initially accounted for the fair value of $21 million for the warrants as a liability since the Company would have incurred substantial penalties if it had not complied on a timely basis with the warrantholders' registration rights. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model.

As a result of changes in the market value of the Company's common stock from the closing date through October 29, 2004, the effective date of the registration statement relating to the resale of the shares of common stock underlying the warrants, the Company recorded a non-cash charge of $18.5 million to reflect the associated change in value of the warrants during the period. As of the effective date of the resale registration statement, the fair value of $39.2 million for the warrants was reclassified to equity pursuant to paragraph 10 of EITF 00-19. Accordingly, the company recorded a non-cash charge of $1.1 million to recognize the exercise of warrants. The charge reduced net income attributable to common stockholders.

The Company has the right to call the warrants issued in the private placement for $.007 per share of common stock underlying the warrants. In September 2004, in exchange for new warrants to purchase an aggregate of 263,520 shares of common stock, exercisable at $21.00 per share and expiring on September 15, 2007, the holders' agreed to restrict the disposition of their shares of the Company's common stock underlying the units (‘‘lock-up’’), the Company agreed with the holders to not call the warrants until the lock-up was no longer in effect. The lock-up expired January 31, 2005. The Company entered into similar lock-up agreements with the holders of 1,368,348 shares of common stock and a holder of 262,857 shares underlying warrants and convertible securities.

Warrants issued to these holders are exercisable for an aggregate of 163,120 shares. The Company recorded in the year ended October 31, 2004, a $2.2 million charge to reflect the fair value of the warrants issued in lock-up agreements. This charge increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per common share.

The warrants issued in connection with the lock-up are callable at the Company's option if the price of common stock is at least $35.00 per share for 60 consecutive days, the average daily trading volume for such period is at least 10,714 shares and the sale of the underlying common stock is registered.

In December 2004, the Company offered certain holders who were eligible, in accordance with rules promulgated by the Securites and Exchange Commission, the right to exercise warrants to purchase 1,171,418 shares of common stock at a reduced exercise price of $5.95 per share. The warrants were initially issued in the February 2004 private placement and exercisable at $7.00 per share. The Company received proceeds from the exercise of $6.5 million. As a result of this

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transaction, the Company recorded a non-cash charge to ‘‘Additional Paid in Capital’’ of $1.1 million to recognize the exercise of warrants at a reduced exercise price. This charge is also reflected in net loss attributable to common stockholders in the calculation of earnings (loss) per share.

On January 31, 2005, the Company completed a $75 million secondary offering, resulting in approximately $41.9 million in net proceeds to the Company through the sale of 3,682,176 shares of common stock. In addition, certain existing stockholders sold an aggregate of 2,317,824 shares in the offering for which the Company did not receive the proceeds. However, the Company received approximately $11.3 million of net proceeds from the exercise of 1,768,559 warrants by the selling stockholders at an exercise price of $7 per share, which were previously issued in the Company's February 2004 private placement. In April 2005, the Company's common stock began trading on the NASDAQ National Market System under the ticker symbol ‘‘COOL’’.

During the three months ended April 30, 2005 the Company received $790,000 from the exercise of 121,426 warrants which were issued in the private placement.

10.    INCOME TAXES

The provision for income (loss) before taxes for the year ended October 31, 2005 consists of:

	(000's omitted)
	2005	2004
Current:
Federal	$578	$1,251
State	—	299
Deferred:
Federal	(22,943)	(126)
State	(4,626)	—
Less: valuation allowance	25,784	—
	$(1,207)	$1,424

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2005 and 2004, relates to the following

	2005		2004
	(000’s omitted) Amount	Percent of Pretax income	(000’s omitted) Amount	Percent of Pretax income
Tax benefit at federal statutory rate	$(24,516)	(34)%	$(3,319)	(34)%
State income taxes, net of federal income taxes	(4,625)	(7)%	102	1
Non-deductible charge for change in fair value of warrants	—	—	6,276	65
Net operating loss carry forwards	—	—	(289)	(3)
Change in valuation allowance	25,783	36%	(1,243)	(13)
Other	2,151	3%	(103)	(1)
	$(1,207)	(2)%	$1,424	15%

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences and the valuation allowance that give rise to deferred income tax assets were as follows:

	October 31, (000’s omitted)
	2005	2004
Impairment of capitalized software development costs and prepaid license fees not currently deductible	$12,584	$—
Impairment of inventory	1,734	—
Compensation expense not deductible until options are exercised	—	126
Net operating loss carry forward	11,466	—
Less valuation allowance	(25,784)	—
Deferred tax asset	$-—	$126

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards for income tax purposes at October 31, 2005 amounts to approximately $25.8 million and expires in 2025. In addition, expenses of approximately $31 million for financial reporting will not be deductible for income tax purposes until future periods.

11.    STOCK-BASED COMPENSATION ARRANGEMENTS

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

A summary of the status of the Company's options as of October 31, 2005 and changes during the year then ended is presented below:

	2005		2004
		Weighted Average Exercise Price		Weighted Average Exercise Price
	Number Of Shares		Number Of Shares
Outstanding at beginning of year	1,646,893	$17.57	—	—
Granted	1,427,364	5.36	1,692,533	$17.50
Canceled	(1,253,707)	18.38	(45,640)	13.30
Outstanding at end of year	1,820,550	$8.45	1,646,893	$17.57
Options exercisable at year-end	239,290	$18.69	440,318	$18.69
Weighted-average fair value of options granted during the year	$5.36		$6.37

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options at October 31, 2005:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.43 and $2.80	92,850	9.9	$1.87	15,000	$2.80
$3.20	932,662	9.9	3.20	—	—
$7.23 to $8.16	215,500	9.5	7.64	31,111	7.73
$12.67 and $13.30	486,686	8.5	13.28	171,752	13.25
$14.00 to $28.00	92,852	8.5	19.44	21,427	21.31
$1.43 to $28.00	1,820,550	9.5	$7.11	239,290	$5.10

On June 8, 2005, our stockholders and Board of Directors approved the amendment and restatement to our 2004 Employee, Director and Consultant Stock Plan (renamed 2004 Employee, Director and Consultant Incentive Plan) to: (a) increase the number of shares of common stock reserved for issuance under the Plan by 4 million; (b) add a share counting formula to the Plan pursuant to which each share issued under awards other than options or stock appreciation rights counts against the number of total shares available under the Plan as 1.3 shares, and each share issued as options or stock appreciation rights counts against the total shares available under the Plan as one share; (c) increase the share limitation on the number of awards that may be granted to any participant in any fiscal year to 1,000,000; (d) add provisions for the grant of cash awards and other types of equity based awards; and (e) delete a provision allowing for the repricing of awards.

12.    EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering all eligible employees.

The Company charged to operations $50,000, $69,000 and $162,000 for contributions to the retirement plan for the year ended October 31, 2005, 2004 and 2003 respectively.

Certain stockholders and key employees of the Company serve as trustees of the plan.

13.    MAJOR CUSTOMERS

Sales to Wal-Mart, Inc. represented 34% and 27% of net revenues in 2005 and 2004, respectively. Sales to Toys ‘‘R’’ Us Inc. represented 23%, 25% and 32% of net revenues in 2005, 2004 and 2003, respectively. Sales to Jack of All Games, Inc. a subsidiary of Take-Two interactive Software, Inc. represented 16% of net revenues in both 2004.

14.    CONTINGENCIES AND COMMITMENTS

Commitments

At February 1, 2006 the Company was committed under agreements with certain developers for future milestone payments aggregating $7.5 million excluding games sold in December 2005. Milestone payments represent scheduled installments due to the Company's developers based upon the developers providing the Company certain deliverables, as predetermined in the Company's contracts. In addition, the Company may have to pay royalties for products sold. These payments will be used to reduce future royalties due to the developers from sales of the Company's videogames.

The Company is obligated under noncancelable operating leases for administrative offices, automobiles, and equipment expiring at various dates through 2009. The future aggregate minimum

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rental commitments exclusive of required payments for operating expenses are as follows (in thousands):

Year ending October 31,	(000's omitted)
2006	$528
2007	364
2008	342
2009	342
$1,576

Total rent expense amounted to $545,000, $461,000 and $536,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

At October 31, 2005, the Company had open letters of credit aggregating $805,000 under the Company's purchase order assignment arrangements for inventory to be delivered during the subsequent year.

The Company has entered into ‘‘at will’’ employment agreements with several key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and stock option grants. These agreements also contain provisions related to severance terms and change of control provisions.

Contingencies

On December 2, 2005, a vendor filed a complaint against us in the Supreme Court of the State of New York, County of New York, alleging breach of contract and failure to pay in connection with services render. The complaint seeks approximately $2.6 million in damages plus interest and costs, including attorney’s fees. We intend to vigorously defend this action.

In July 2005, four purported class action complaints were filed against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. On September 12, 2005, a fifth purported class action complaint was filed in the same court on behalf of a class of individuals who purchased shares of the Company common stock in the Company’s January 26, 2005 offering of six million shares of common stock (the ‘‘Offering’’). The complaint named as defendants the Company, current and former officers of the Company, and certain financial institutions who served as underwriters with respect to the Offering.

On October 11, 2005, the Court consolidated the five cases and appointed a Lead Plaintiff. On December 14, 2005, Lead Plaintiff filed an Amended Consolidated Complaint, which is now the operative Complaint. The Complaint names the following as defendants: the Company, Carl Yankowski, Jan E. Chason, Jesse Sutton, Joseph Sutton, Morris Sutton, Laurence Aronson, F. Peter Cuneo, James Halpin, Louis Lipschitz, Marc Weisman, RBC Capital Markets Corporation, JMP Securities LLC, Harris Nesbitt & Corp., Wedbush Morgan Securities Inc., and Goldstein Golub Kessler LLP.

The Complaint alleges that the Registration Statement and Prospectus filed with the SEC in connection with the Company’s Offering and certain of the Company’s press releases and other public filings contained material misstatements and omissions about the Company’s financial condition and prospects as well as its products. Lead Plaintiff asserts a claim under Section 11 of the Securities Act against all the defendants on behalf of investors who purchased in the Offering. It asserts a Section 12(a)(2) claim against the Company and the financial institutions who served as underwriters in connection with the Offering, and a Section 15 control person claim against defendants Carl Yankowski, Jan Chason, Jesse Sutton, Joseph Sutton, and Morris Sutton (the ‘‘Defendants’’). Lead Plaintiff also asserts a claim under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

thereunder against the Company and the Defendants and a claim under Section 20(a) of the Exchange Act against the Defendants. The Complaint seeks damages in an unspecified amount. The proposed class period for the Exchange Act claims is December 8, 2004 through September 12, 2005. We will vigorously contest the action.

In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation and other claims including the above matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition and operating results.

15.    RELATED PARTY TRANSACTIONS

In November 2003, in connection with the litigation settlement with Atari (see Note 8), the Company borrowed $1 million from the father-in-law of the President. The loan was convertible into 285,714 shares of the Company's common stock at the time there were a sufficient number of authorized shares to allow for the conversion of the loan. The loan was converted into common stock in April 2004.

The Company utilized $2.5 million from the proceeds of the private placement (see Note 9) to repay portions of loans previously made to the Company by two of the Company's executive officers who are also principal stockholders. In order to satisfy the remaining balance of the loans previously provided by the two executive officers, the Company agreed to issue to them, in the aggregate, 100 units similar to those issued in the private placement.

The Company uses the services of a company in which the brother of the Chairman Emeritus is an officer and co-owner for printing and packaging of the Company's products. During the years ended October 31, 2005, 2004 and 2003, the Company was charged $2.3 million, $4.1 million, and $1.9 million, respectively, for services provided which is principally included in ‘‘product costs’’ in the accompanying consolidated statement of operations. At October 31, 2005 and 2004 the amounts due to this vendor are $187,000 and $1.4 million respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

At October 2004, there was also $24,000 of accrued interest outstanding. During the years ended October 31, 2004 and 2003, the Company charged to operations interest expense related to this obligation of $152,000 and $276,000.

16.    SUBSEQUENT EVENTS

On December 9, 2005, the Company entered into an agreement with a third party publisher, pursuant to which the Company sold and transferred to such party all of its rights, title and interest with respect to the interactive software games ‘‘Ghost Rider’’ and ‘‘The Darkness’’ that were in development (together, the ‘‘Products’’).

Under the terms of the agreement, the Company was paid $7,216,000 in cash for the Products, all intellectual property and contracts related to the Products, and any and all assets related to the Products that are in the possession of or controlled by the Company, and the third party publisher assumed all of the Company's obligations and liabilities related to the Products. Additionally, $784,000 was paid directly to two vendors to relieve the Company of obligations. During the year ended October 31, 2005, the Company wrote down the capitalized value attributable to the products to the sales price. Accordingly, for the year ended October 31, 2006, the Company will record no gain or loss on the sale.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters:

	For the Three Months Ended
	Jan. 31, 2004	Apr. 30, 2004	July 31, 2004	Oct. 31, 2004	Jan. 31, 2005	Apr. 30, 2005	July 31, 2005	Oct. 31, 2005
	(in thousands, except per share data)
Net revenues	$24,619	$17,049	$33,971	$45,345	$30,719	$19,855	$4,565	$4,577
Cost of sales	17,123	11,613	26,892	30,614	19,754	11,441	20,750	9,156
Gross profit (loss)	7,496	5,436	7,079	14,731	10,965	8,414	(16,185)	(4,579)
Operating costs and expenses:
Product research and development	574	689	696	1,035	814	982	721	898
Selling and marketing	2,798	2,239	2,929	5,698	5,276	3,839	8,479	6,566
General and administrative	1,108	1,280	1,436	1,990	2,153	2,017	3,389	2,002
Depreciation and amortization	90	97	124	128	287	290	188	128
Non-cash compensation	—	—	26	316	465	465	433	13
Other Operating Costs (1)	577	—	(1,200)	—	—	—	9,236	20,164
Operating income (loss)	2,349	1,131	3,068	5,564	1,970	821	(38,631)	(34,350)
Other expenses (2)	1,292	49,639	(18,216)	(10,841)	803	506	241	367
Income (loss) before income taxes	1,057	(48,508)	21,284	16,405	1,167	315	(38,872)	(34,717)
Provision for income taxes	—	489	759	176	467	126	(1,329)	(471)
Net income (loss)	$1,057	$(48,997)	$20,525	$16,229	$700	$189	$(37,543)	$(34,246)
Net income (loss) attributable to common stockholders (3)	$1,057	$(50,095)	$20,055	$13,595	$(400)	$189	$(37,543)	$(34,246)
Net income (loss) attributable to common stockholders per share:
Basic	$0.25	$(8.35)	$1.74	$1.16	$(0.02)	$0.01	$(1.69)	$(1.54)
Diluted	$0.10	$(8.35)	$1.06	$0.74	$(0.02)	$0.01	$(1.69)	$(1.54)
Weighted average shares Outstanding
Basic	4,247,510	5,995,961	11,551,376	11,695,832	16,175,243	22,146,616	22,231,075	22,242,118
Diluted	10,162,339	5,995,961	18,842,607	18,321,150	16,175,243	22,957,439	22,231,075	22,242,118

(1) Other operating costs include write off of accounts receivables of $577,000 and $322,000 for the three month periods ended January 31, 2004 and July 31, 2005 respectively; a loss on settlements of $1.2 million for the three months ended July 31, 2004 and a gain on settlements of $1.4 million for the three months ended July 31, 2005; severance expense of $1.4 million in the three months ended July 31, 2005; and loss on impairment of capitalized software development costs of $6.1 million and $20.1 million for the three month periods ended July 31, 2005 and October 31, 2005.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Other expenses (income) include:

	For the Three Months Ended
	Jan. 31, 2004	Apr. 30, 2004	July 31, 2004	Oct. 31, 2004	Jan. 31, 2005	Apr. 30, 2005	July 31, 2005	Oct. 31, 2005
	(in thousands, except per share data)
Unrealized (gain) loss on foreign exchange	$315	$(233)	$13	$172	$69	$(21)	—	—
Merger costs	342	—	—	—	—	—	—	—
Interest and financing costs, net	635	667	625	879	734	527	241	367
Change in fair value of
warrants	—	49,205	(18,854)	(11,892)	—	—	—	—
	$1,292	$49,639	$(18,216)	$(10,841)	$803	$506	$241	$367

(3) Net income (loss) attributable to common stockholders includes a preferred stock dividend requirement payable in common stock of $.3 million for the three month periods ended April 30, July 31, and October 31, 2004, respectively, a $759,000 thousand non-cash charge related to a deemed dividend to the holders of the 7% convertible preferred stock issued in connection with our private placement and a $2.2 million and $1.1 million non-cash charge related to the fair value of warrants issued in connection with a lock-up agreement in the three month periods ended October 31, 2004 and January 31, 2005 respectively.