Form 10-K/A
period 2005-10-31
MAJESCO ENTERTAINMENT CO
filed 2006-02-28
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

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
(Address of principal executive office)

Registrant’s telephone number, including area code (732) 225-8910

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934. Yes    No

Indicate by check mark if the registrant is not required to file reports required to be filed by Section 13 or Section 15(d) of the Act. Yes  No

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No

The aggregate market value of the common stock held by non-affiliates as of April 30, 2005 was $131.7 million.

The outstanding number of shares of common stock as of February 27, 2006 was 22,242,476.

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from our Form 10-K as originally filed on February 1, 2006.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Identification of Directors and Executive Officers of the Registrant

Below is information about our current executive officers and directors. Jesse Sutton and Joseph Sutton are the sons of Morris Sutton. Otherwise, there is no family relationship between any of our directors or executive officers. We have a staggered board of directors consisting of Class I, Class II and Class III directors, and each director serves until the annual meeting associated with their respective class. The Class I board members are Morris Sutton and Louis Lipschitz and serve until our annual meeting in 2006. The Class II director is Laurence Aronson and he will serve until our annual meeting in 2007. The next director appointed to the Company’s Board will become the Class III director and will serve until our annual meeting in 2008.

Name	Age	Position
Morris Sutton	67	Chairman and Interim Chief Executive Officer and Director
John Gross	55	Executive Vice President and Chief Financial Officer
Jesse Sutton	36	President
Joseph Sutton	33	Executive Vice President of Research and Development
Richard Wnuk	61	Executive Vice President of Global Publishing
Laurence Aronson	49	Director
Louis Lipschitz	60	Director

JOHN GROSS.    Mr. Gross has served as our Executive Vice President and Chief Financial Officer since July 12, 2005. From December 2000 through June 2005, Mr. Gross served as Vice President, Corporate Development, for FactSet Research Systems Inc. Prior to such time, Mr. Gross served as Chief Financial Officer of Rare Medium and FactSet and held senior financial positions at PepsiCo, Reader’s Digest and Cadbury Schweppes.

JESSE SUTTON.    Mr. Sutton is currently our President and has served in such capacity since December 2003 and, until August 24, 2004, served as our Chief Executive Officer. Mr. Sutton also served as one of our directors since December 5, 2003, but resigned effective February 6, 2006, in order for our Board to continue to have a majority of independent directors. Mr. Sutton served as the President of MSI from 1997 until its merger into the Company, and from December 2003 to August 24, 2004, as its Chief Executive Officer. Jesse Sutton is Morris Sutton's son and Joseph Sutton's brother. From 1998 to 2001, Mr. Sutton was the President of Majesco Biologicals, Inc., a biotechnology development company, which ceased all operations in 2001 pursuant to an assignment for the benefit of creditors.

JOSEPH SUTTON.    Mr. Sutton is currently our Executive Vice President of Research and Development and has served in such capacity since December 2003. Mr. Sutton also served as one of our directors since December 5, 2003, but resigned effective February 6, 2006, in order for our Board to continue to have a majority of independent directors. From 1997 to September 2003, he was a Vice President of MSI and in December 2003, he became MSI's Executive Vice President of Research and Development. Joseph Sutton is Morris Sutton's son and Jesse Sutton's brother.

MORRIS SUTTON.    Mr. Sutton has served as one of our directors since December 5, 2003. Since August 24, 2004, he served as our Chairman Emeritus until February 3, 2006, when our Board appointed him as Chairman and interim Chief Executive Officer. Mr. Sutton was the founder of MSI, and, prior to MSI’s merger, was its Chief Executive Officer from 1986 to December 2003. Morris Sutton is the father of Jesse Sutton and Joseph Sutton. From 1998 to 2001, Mr. Sutton was the Chairman of Majesco Biologicals, Inc., a biotechnology development company, which ceased all operations in 2001 pursuant to an assignment for the benefit of creditors.

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

LOUIS LIPSCHITZ.    Mr. Lipschitz has served as one of our directors since April 20, 2004. From February 1, 1996 to March 2004, Mr. Lipschitz served as Executive Vice President and Chief Financial Officer of Toys ‘‘R’’ Us, Inc. Mr. Lipschitz is also a director of New York & Company, Inc. and Forward Industries, Inc.

Audit Committee Membership.

The Board has a standing Audit Committee, currently consisting of Messrs. Lipschitz and Aronson. Prior to their resignation on February 3, 2006, Messrs. Marc Weisman and James Halpin also served on the Audit Committee during the fiscal year ended October 31, 2005. The Board has determined that Louis Lipschtiz is a ‘‘financial expert’’ serving on its Audit Committee, and he is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Please see the biographical information for Mr. Lipschitz contained in the section above entitled, ‘‘Identification of Directors and Executive Officers of the Registrant.’’ We are currently looking for an individual that would be independent that has sufficient experience and education to join our board of directors and become a member of our Audit Committee, so that our Audit Committee will consist of at least three independent members.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that initial reports of ownership were inadvertently filed late by Messrs. Greenman, Gross and Wnuk; statements of changes in beneficial ownership of securities were also filed late by Mr. Gross, covering one transaction; Mr. Greenman, covering an aggregate of three transactions; Mr. Aronson, covering one transaction; and Mr. Wnuk, covering one transaction.

Corporate Code of Conduct and Ethics.

We have adopted a Corporate Code of Conduct and Ethics that applies to our principal executive officer and our principal financial and accounting officer. The code can be found on our website at http://www.majescogames.com/corp/ccoc.php. We will provide, without charge, a copy of our Corporate Code of Conduct and Ethics upon written request to: Investor Relations, Majesco Entertainment Company, 160 Raritan Center Parkway, Edison New Jersey 08837.

Item 11.    Executive Compensation.

The following Summary Compensation Table sets forth summary information as to compensation received by (i) our former Chief Executive Officer, (ii) the four most highly compensated executive officers who were employed by us at the end of the fiscal year ended October 31, 2005, and (iii) two individuals for whom disclosure would have been provided but for the fact that these individuals were not serving as executive officers at the end of the fiscal year ended October 31, 2005, for services rendered to us in all capacities during the three prior fiscal years ended October 31, 2005.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
						Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Securities Underlying Options/SARS ($)	LTIP Payouts ($)		All Other Compensation
Carl Yankowski,	2005	340,409	80,000	(2)
former Chief	2004	72,000	—			992,857	(3)	—	14,500	(4)
Executive	2003	—	—			—		—	—
Officer (1)
Jesse Sutton,	2005	288,496	266,700	(5)		90,000
President	2004	274,500	—			—		—	—
	2003	350,000	—			—		—	17,000	(6)
Joseph Sutton,	2005	246,168				51,000
Executive Vice	2004	274,500				—		—	—
President of Research	2003	350,000	112,500	(5)		—		—	17,000	(6)
and Development
Dick Wnuk, Executive	2005	113,469	45,000	(8)		124,000
Executive Vice	2004	—	—			—		—	—
President of	2003	—	—			—		—	—
Global Publishing (7)
John Gross,	2005	81,736	62,500	(10)		221,000
Executive Vice	2004	—	—			—		—	—
President, Chief	2003	—	—			—		—	—
Financial Officer (9)
Jan E. Chason,	2005	234,316	120,823			45,000	(11)
Former Chief	2004	200,000	50,000			57,142	(11)	—	—
Financial Officer (11)	2003	159,000	—			—		—	—
Joseph Tuchinsky,	2005	198,837	20,000			—
General Counsel,	2004	204,000	50,000			—
Senior Vice President	2003	—	—			28,571		—	—
Business and Legal						—		—	—
Affairs (12)

(1)	Carl Yankowski resigned as Chief Executive Officer on July 8, 2005. As of October 31, 2005, the Company had not appointed a new Chief Executive Officer. Effective February 6, 2006, Morris Sutton became interim Chief Executive Officer and Chairman.

(2)	Pursuant to the terms of Mr. Yankowski’s employment agreement with the Company.

(3)	All of these options terminated upon Mr. Yankowski’s resignation on July 8, 2005.

(4)	Represents payment of certain perquisites, including a ‘‘gross up’’ payment for all applicable taxes.

(5)	Represents bonus for performance in the Company’s 2004 fiscal year that was paid in the 2005 fiscal year.

(6)	These amounts represent contributions to the Company's Profit Sharing Plan on behalf of Jesse and Joseph Sutton.

(7)	Mr. Wnuk was appointed Executive Vice President on May 11, 2005.

(8)	Represents a signing bonus paid to Mr. Wnuk as part of his employment arrangement with the Company. This amount will count against any bonus amounts earned by Mr. Wnuk in his first year of employment with the Company.

(9)	Mr. Gross was appointed Chief Financial Officer on July 12, 2005.

(10)	Pursuant to the terms of Mr. Gross’ employment agreement with the Company.

(11)	Upon Mr. Gross’s appointment as Chief Financial Officer on July 12, 2005, Mr. Chason became the Company’s Chief Accounting Officer. Mr. Chason then departed from the Company on February 10, 2006, at which time all of his options terminated, except for 28,571 vested options which shall expire 90 days following February 10, 2006 if unexercised.

(12)	Mr. Tuchinsky’s employment with the Company ended on August 12, 2005, and this amount represents compensation paid to him during the Company’s fiscal year ended October 31, 2005.

Option Grants in our Last Fiscal Year

The following table shows grants of stock options that we made during the year ended October 31, 2005, to each of the executive officers named in the Summary Compensation Table above.

Name	Number of Securities Underlying Options/SARS Granted (#)	Percent of Total Options/SARS Granted to Employees in Fiscal Year Ended October 31, 2005	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value ($)
Carl Yankowski	—	0.0%	—	—	—
Jesse Sutton	90,000	6.3%	$3.20	07/31/12	$288,000.00
Joseph Sutton	51,000	3.6%	$3.20	07/31/12	$163,200.00
Richard Wnuk	100,000	7.0%	$8.00	05/10/12	$800,000.00
	24,000	1.7%	$13.30	07/31/12	$319,200.00
John Gross	100,000	6.6%	$7.23	06/26/12	$723,000.00
	100,000	6.6%	$1.43	09/25/12	$143,000.00
	21,000	1.5%	$3.20	07/31/12	$67,200.00
Jan Chason	14,285	1.0%	$12.67	10/31/11	$180,990.95
	45,000	3.2%	$3.20	07/31/12	$144,000.00
Joseph Tuchinsky	—	0.0%	—	—	—
	677,285	44.6%	$4.80		$3,250,990.95

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table shows certain information with respect to options held as of October 31, 2005, by each of the executive officers named in the Summary Compensation Table above. None of such individuals exercised any options during the Company's fiscal year ended October 31, 2005.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/Unexercisable		Value of Unexercised In-The-Money Options at Fiscal Year End($)(1) Exercisable/Unexercisable
Carl Yankowski	—	—	—	—
Jan Chason	28,571	73,571	—	—
Jesse Sutton	—	90,000	—	—
Joseph Sutton	—	51,000	—	—
Morris Sutton	—	132,000	—	—
Joseph Tuchinsky	—	—	—	—
John Gross	11,111	209,889	—	—
Richard Wnuk	20,000	104,000	—	—
	59,682	560,460	—	—

Director Compensation

During the first nine months of our 2005 fiscal year, we paid each of our non-employee directors $15,000 annually for serving on our board and a fee of $1,000 for in-person attendance ($1,500 for the Chairman), and a fee of $500 for telephone attendance ($1,000 for the Chairman), at board or committee meetings. In addition, we paid the Chair of our Audit Committee an additional $15,000 for serving in such role. Other than Messrs. Lipschitz, Weisman, Halpin, Cuneo and Aronson, we did not pay directors any cash compensation for serving as a director.

Effective August 1, 2005, we revised our non-employee Director Compensation Policy, as follows: Each non-employee director receives an annual cash retainer of $40,000, other than the Chair of the company’s Audit Committee who receives $50,000. In addition, each non-employee director receives annual equity grants valued at $40,000, other than the Chair of the Nominating and Governance Committee who receives a grant valued at $50,000 and the Chairs of the Compensation and Audit Committees who receive equity grants valued at $60,000. If the company were to appoint an Independent Chairman of the Board or Lead Independent Director, this person would receive an annual equity grant valued at $140,000. The equity portion of the compensation is a mix of 2/3 restricted stock and 1/3 stock options. The restricted stock is awarded quarterly with the number of shares determined by dividing the applicable dollar amount by the fair market value (as determined under the Company’s Amended and Restated 2004 Employee, Director and Consultant Incentive Plan) of the Company's common stock as of the quarterly grant date. The stock options are awarded annually with the number of shares determined using the black scholes formula.

During 2005, James Halpin, who was appointed Chairman of the Board of Directors and served as Lead Director until his resignation on February 3, 2006, was awarded an option to purchase 200,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Upon Mr. Halpin’s resignation from the Board on February 3, 2006, these options expired.

Employment Agreements

We currently have an employment agreement with John Gross, our Executive Vice President and Chief Financial Officer. Mr. Gross’s employment agreement provides for an annual base salary of $250,000. Mr. Gross is eligible to receive a discretionary bonus of up to 50% of his base salary, if so determined by the Company in accordance with the terms of the agreement, which for each of fiscal 2005 and 2006 shall not be less than $62,500. In addition, Mr. Gross was granted, pursuant to our Amended and Restated 2004 Employee, Director and Consultant Incentive Plan, options to purchase a total of 100,000 shares of our common stock, at an exercise price of $7.23, which options vest and become exercisable as to 1/36th of such grant amount each month commencing as of July 1, 2005, subject to Mr. Gross’s continuous service with the Company. If the Company terminates Mr. Gross’s employment without cause (as defined in the agreement) or the agreement is terminated by Mr. Gross for good reason (as defined in the agreement), he will receive severance benefits from the Company, including, among other benefits and severance payments, continued payment of his then base salary for a period of 12 months, a lump sum payment in the amount of his annual target bonus, and for any such termination occurring within 90 days after an annual bonus period, a percentage of the annual bonus, provided an annual bonus would have otherwise been awarded. Mr. Gross shall also be eligible to receive a 280G ‘‘Gross-Up’’ payment to the extent any payment to him is characterized as a ‘‘parachute payment’’ within the meaning of the Internal Revenue Code of 1986. The agreement contains customary confidentiality, non-competition, non-solicitation, and indemnification terms and is terminable at-will by either party, subject to the conditions set forth above.

2004 Employee, Director and Consultant Incentive Plan

On April 14 2005, our Board of Directors approved, and on June 8, 2005, our stockholders adopted, our Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (the ‘‘Amended Plan’’), which amends and restates in its entirety our 2004 Employee, Director and Consultant Stock Plan. The primary purposes of the amendment and restatement were to:

•	increase the number of shares of our common stock available for awards by 4,000,000 shares;

•	add a share counting formula to the Amended Plan pursuant to which each share issued under awards other than options or stock appreciation rights counts against the number of total shares available under the Amended Plan as 1.3 shares, and each share issued as options or stock appreciation rights counts against the total shares available under the Amended Plan as one share;

•	increase the share limitation on the number of awards that may be granted to any participant in any fiscal year to 1,000,000;

•	add provisions for the grant of cash awards and other types of equity based awards; and

•	delete a provision explicitly allowing for the repricing of awards.

The other material features of the Amended Plan generally remain the same as under the terms of the 2004 Employee, Director and Consultant Stock Plan previously approved by our stockholders.

Under the Amended Plan, the maximum number of shares that may be issued was increased to 6,142,857, after taking into account the 1-for-7 reverse stock split which occurred on December 31, 2004. As of October 31, 2005, 1,919,692 shares have been awarded under the plan and 4,230,307 remain eligible for issuance.

Material Features of our Amended Plan

The following paragraphs provide a summary of the principal features of our Amended Plan and its operation. The following summary is qualified in its entirety by reference to our Amended Plan.

The purpose of our Amended Plan is to encourage ownership of our common stock by our employees, directors and certain consultants in order to attract such people, to induce them to work for our benefit and to provide additional incentive for them to promote our success.

The Amended Plan provides for the grant of incentive stock options to our employees and cash awards, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards to employees, directors and consultants (currently approximately 74 people). An aggregate of 6,142,857 shares of common stock has been reserved for issuance under our Amended Plan, and as of October 31, 2005, 4,230,307 shares remain eligible for issuance. In addition, each share issued under awards other than options or stock appreciation rights shall count against the number of total shares available under the Amended Plan as 1.3 shares, and each share issued as options or stock appreciation rights shall count against the total shares available under the Amended Plan as one share.

In accordance with the terms of our Amended Plan, our Board of Directors has authorized our Compensation Committee to administer the Amended Plan. The Compensation Committee may delegate part of its authority and powers under our Amended Plan to one or more of our directors and/or officers, but only the Compensation Committee can make awards to participants who are directors or executive officers of the Company. In accordance with the provisions of the Amended Plan, our Compensation Committee will determine the terms of options and other awards, including:

•	the determination of which employees, directors and consultants will be granted options and other awards;

•	the number of shares subject to options and other awards;

•	the exercise price of each option which may not be less than fair market value on the date of grant;

•	the schedule upon which options become exercisable;

•	the termination or cancellation provisions applicable to options;

•	the terms and conditions of other awards, including conditions for repurchase, termination or cancellation, issue price and repurchase price; and

•	all other terms and conditions upon which each award may be granted in accordance with the Amended Plan.

The maximum term of options granted under our Amended Plan is seven years. Awards are generally subject to early termination upon the termination of employment or other relationship of the participant with us, whether such termination is at our option or as a result of the death or disability of the participant. Generally, in the event of a participant's termination for cause, all outstanding awards shall be forfeited. No participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year or a cash award in excess of $2,000,000 in any calendar year. Our Amended Plan does not provide for the repricing of stock options or other awards.

The vesting of certain awards granted to employees who are ‘‘Covered Employees’’ (as defined in Section 162(m) of the Code) may be based on the attainment of Performance Goals (as defined in the Amended Plan) pre-established by the Compensation Committee. Section 162(m) precludes us from taking a deduction for compensation in excess of $1 million paid to our named executive officers. Certain qualified performance-based compensation is excluded from this limitation. If the conditions of the Amended Plan and Section 162(m) of the Code are met, the vesting of certain awards will be excluded from the Section 162(m) limitation because it will qualify as performance-based compensation.

Performance Goals will be based on one or more of the following business criteria: Earnings per share, operating income, net income, cash flow, gross profit, return on investment, gross margin, working capital, earnings before interest and tax (EBIT), earnings before interest, tax, depreciation and amortization (EBITDA), return on equity, return on assets, return on capital, revenue growth, total shareholder return, and economic value added, customer satisfaction, technology leadership, number of new patents, employee retention, market share, market segment share, product release schedules, new product innovation, product cost reduction through advanced technology, brand recognition/acceptance, and product ship targets. Performance Goals may be based (as the Administrator deems appropriate) on (a) company-wide performance, (b) performance of a subsidiary, division, region, department, function, plant, facility or other operational unit of the company, (c) individual performance (if applicable), or (d) any combination of the foregoing. Performance Goals may be set in any manner determined by the Administrator, including looking to achievement on an absolute basis or on a relative basis to prior periods or in relation to peer group, indexes or other external measure of the selected criteria.

In addition, our Compensation Committee may, in its discretion, amend any term or condition of an outstanding award provided (i) such term or condition as amended is permitted by our Amended Plan, and (ii) any such amendment shall be made only with the consent of the participant to whom such award was made, if the amendment is adverse to the participant.

If our common stock shall be subdivided or combined into a greater or smaller number of shares or if we issue any shares of common stock as a stock dividend, the number of shares of our common stock deliverable upon exercise of an option issued or upon issuance of an award shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

Upon a merger or other reorganization event, our Board of Directors, may, in their sole discretion, take any one or more of the following actions pursuant to our Amended Plan, as to some or all outstanding awards:

•	provide that all outstanding options shall be assumed or substituted by the successor corporation;

•	upon written notice to a participant, provide that the participant's unexercised options will terminate immediately prior to the consummation of such transaction unless exercised by the participant;

•	in the event of a merger pursuant to which holders of our common stock will receive a cash payment for each share surrendered in the merger, make or provide for a cash payment to the participants equal to the difference between the merger price times the number of shares of our common stock subject to such outstanding options, and the aggregate exercise price of all such outstanding options, in exchange for the termination of such options;

•	provide that all or any outstanding options shall become exercisable in full immediately prior to such event; and

•	provide that outstanding awards shall be assumed or substituted by the successor corporation, become realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon the merger or reorganization event.

Our Amended Plan may be amended by our stockholders. It may also be amended by the Board of Directors, provided that any amendment approved by the Board of Directors which is of a scope that requires stockholder approval as required by the rules of the Nasdaq Stock Market, in order to ensure favorable federal income tax treatment for any incentive stock options under Code Section 422, or for any other reason, is subject to obtaining such stockholder approval. Our Amended Plan will expire on February 13, 2014.

Federal Income Tax Considerations

The following is a brief summary of the applicable federal income tax laws relating to stock options and stock grants under our Amended Plan:

Incentive Stock Options:	Incentive stock options are intended to qualify for treatment under Section 422 of the Code. An incentive stock option does not result in taxable income to the optionee or deduction to the company at the time it is granted or exercised, provided that no disposition is made by the optionee of the shares acquired pursuant to the option within two years after the date of grant of the option nor within one year after the date of issuance of shares to the optionee (referred to as the ‘‘ISO holding period’’). However, the difference between the fair market value of the shares on the date of exercise and the option price will be an item of tax preference includible in ‘‘alternative minimum taxable income.’’ Upon disposition of the shares after the expiration of the ISO holding period, the optionee will generally recognize long term capital gain or loss based on the difference between the disposition proceeds and the option price paid for the shares. If the shares are disposed of prior to the expiration of the ISO holding period, the optionee generally will recognize taxable compensation, and we will have a corresponding deduction, in the year of the disposition, equal to the excess of the fair market value of the shares on the date of exercise of the option over the option price. Any additional gain realized on the disposition will normally constitute capital gain. If the amount realized upon such a disqualifying disposition is less than fair market value of the shares on the date of exercise, the amount of compensation income will be limited to the excess of the amount realized over the optionee's adjusted basis in the shares.
Non-Qualified Options:	Options otherwise qualifying as incentive stock options, to the extent the aggregate fair market value of shares with respect to which such options are first exercisable by an individual in any calendar year exceeds $100,000, and options designated as non-qualified options will be treated as options that are not incentive stock options. A non-qualified option ordinarily will not result in income to the optionee or deduction to us at the time of grant. The optionee will recognize compensation income at the time of exercise of such non-qualified option in an amount equal to the excess of the then value of the shares over the option price per share. Such compensation income of optionees may be subject to withholding taxes, and a deduction may then be allowable to us in an amount equal to the optionee's compensation income. An optionee's initial basis in shares so acquired will be the amount paid on exercise of the non-qualified option plus the amount of any corresponding compensation income. Any gain or loss as a result of a subsequent disposition of the shares so acquired will be capital gain or loss.

Stock Grants:	With respect to stock grants under the Amended Plan that result in the issuance of shares that are either not restricted as to transferability or not subject to a substantial risk of forfeiture, the grantee must generally recognize ordinary income equal to the fair market value of shares received. Thus, deferral of the time of issuance will generally result in the deferral of the time the grantee will be liable for income taxes with respect to such issuance. We generally will be entitled to a deduction in an amount equal to the ordinary income recognized by the grantee.
With respect to stock grants involving the issuance of shares that are restricted as to transferability and subject to a substantial risk of forfeiture, the grantee must generally recognize ordinary income equal to the fair market value of the shares received at the first time the shares become transferable or are not subject to a substantial risk of forfeiture, whichever occurs earlier. A grantee may elect to be taxed at the time of receipt of shares rather than upon lapse of restrictions on transferability or substantial risk of forfeiture, but if the grantee subsequently forfeits such shares, the grantee would not be entitled to any tax deduction, including as a capital loss, for the value of the shares on which he previously paid tax. The grantee must file such election with the Internal Revenue Service within 30 days of the receipt of the shares. We generally will be entitled to a deduction in an amount equal to the ordinary income recognized by the grantee.

During October 2003, we adopted a defined contribution 401(k) plan covering all eligible employees.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is composed entirely of directors who are not our current or former employees. The Committee is responsible for establishing and administering our executive compensation policies. The current members of our Compensation Committee are Louis Lipschitz and Laurence Aronson. Our committee has no interlocks with other companies.

Performance Graph

The following graph compares the yearly percentage change in our cumulative total stockholder return on our common stock during a period commencing on December 5, 2003, and ending on October 31, 2005 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and our peer group(1) during such period. It should be noted that we have not paid any dividends on our common stock, and no dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. This graph is not ‘‘soliciting material,’’ is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used on the graph was obtained from the Standard & Poor's Institutional Market Services, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

(1)	Our ‘‘peer group’’ consists of the following: Activision Inc., Electronic Arts Inc., Midway Games Inc., Take-Two Interactive Software and THQ Inc.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Overview

Our Compensation Committee is responsible for establishing and administering our executive compensation policies. This report addresses the compensation policies for the fiscal year ended October 31, 2005 as they affected Carl Yankowski, in his capacity as our Chief Executive Officer until his resignation on July 8, 2005, and how the policies will affect Morris Sutton, in his capacity as interim Chief Executive Officer, effective February 3, 2006, and our other executive officers. The current members of the committee are Louis Lipschitz and Laurence Aronson. During the fiscal year 2005, and prior to his resignation on February 3, 2006, James Halpin was also a member of the Compensation Committee.

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

Chief Executive Officer Compensation

The salary during the last fiscal year for our former Chief Executive Officer, Carl Yankowski, who served until his resignation on July 8, 2005, was determined in accordance with our employment agreement with him, effective as of August 23, 2004. The stock options granted to Mr. Yankowski were determined in accordance with the criteria described above, the Committee's subjective assessment of his skills in relation to other chief executive officers in the digital entertainment industry and his level of corporate leadership experience.

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

COMPENSATION COMMITTEE

Louis Lipschitz
Laurence Aronson

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related                   Stockholder Matters.

The following beneficial ownership table is based upon 22,242,476 shares of common stock outstanding as of February 27, 2006, and sets forth, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of (i) each current member of the board of directors, (ii) our former chief executive officer and certain other of our current highly compensated officers, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities. Except as otherwise indicated, addresses are c/o Majesco Entertainment Company, 160 Raritan Center Parkway, Edison, NJ 08837.

Common Stock	Number of Shares Beneficially Owned		Voting Power
Directors and Officers
Laurence Aronson	7,632	(1)	*
John Gross	22,216	(2)	*
Louis Lipschitz	9,460	(1)	*
Jesse Sutton	2,232,888	(3)(4)(5)	10.0%
Jesse M. Sutton Foundation(5)	217,142		1.0%
Joseph Sutton	2,232,888	(3)(4)(5)	10.0%
Morris Sutton(6)	805,363	(2)(5)	3.5%
Richard Wnuk	20,000	(2)	*
Carl Yankowski	0		*
Executive Officers and Directors as a Group (8 people)	5,547,589		23.9%
Five Percent Stockholders
Robert S. Ellin(7)	2,327,901	(7)	10.47%
Royce & Associates, LLC(8)	1,488,486		6.69%
Adam Sutton(9)	2,088,571	(4)	9.4%

*	Represents beneficial ownership of less than 1% of the shares of common stock.

(1)	4,762 of the amount shown represents shares of common stock underlying outstanding options but does not include outstanding options and shares of restricted stock which have not vested and are not vesting within 60 days.

(2)	Represents shares of common stock underlying outstanding options but does not include outstanding options which have not vested and are not vesting within 60 days.

(3)	Includes 71,428 shares of common stock which may be acquired upon exercise of warrants to purchase shares of common stock.

(4)	Of the amount identified, 35,714 shares of common stock are subject to an escrow agreement.

(5)	Morris Sutton, Jesse Sutton and Joseph Sutton act as officers of the Jesse M. Sutton Foundation, and each has the power to vote and dispose of the shares held by the Foundation. Since the power to vote and dispose of the shares is shared among the three individuals, the number of shares disclosed under each of Jesse, Joseph and Morris Sutton does not include the number of shares held by the Foundation.

(6)	Pursuant to a voting agreement, Morris Sutton has the power to vote the shares held in the name of his daughter, Sarah Sutton. The voting agreement does not restrict Sarah from exercising all other rights of beneficial ownership, including disposition and the right to receive payments of dividends or other distributions from Majesco with respect to the shares.

(7)	Includes (a) 1,939,491 shares of Common Stock owned by the Trinad Capital Master Fund Ltd; (b) 47,656 shares of Common Stock owned directly by Nancy J. Ellin, the spouse of Robert S. Ellin; (c) 225,456 shares of Common Stock that are owned directly by Atlantis Equities, Inc., a Delaware corporation; and (d) 81,442 shares of Common Stock owned by the Robert S. Ellin Profit Sharing Plan. The address is 153 East 53rd Street, 48th Floor, New York, NY 10022.

(8)	The address is 1414 Avenue of the Americas, New York, NY 10019.

(9)	Adam Sutton is the adult son of Morris Sutton and brother of Jesse and Joseph Sutton. Adam is not an executive officer or director of the Company.

Equity Compensation Plan Information
As of October 31, 2005

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,912,550	$6.90	4,230,307
Equity Compensation Plans not Approved by Security Holders	7,142	$11.30	—
Total	1,919,692	$6.92	4,230,307

Item 13.    Certain Relationships and Related Transactions.

We currently use the services of a printing and packaging company in which Morris Sutton's brother is a co-owner. In fiscal 2005, we received services from this company for which we were billed approximately $2.3 million. Such charges are, to our knowledge, on terms no less favorable to what we could receive from providers of similar services.

Item 14.    Principal Accounting Fees and Services.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended October 31,
Category	2005	2004
Audit Fees (1)	$367,482	$152,481
Audit-Related Fees (2)	$41,865	$60,726
Tax Fees (3)	$25,000	$32,900
All Other Fees (4)	$605,679	$577,130

Through September 30, 2005, Goldstein Golub Kessler LLP (the ‘‘Firm’’) had a continuing relationship with American Express Tax and Business Services Inc. (‘‘TBS’’) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005 this relationship ceased and the Firm established a similar relationship with RSM McGladrey, Inc. (‘‘RSM’’). The Firm has no full time employees, and, therefore, none of the audit services performed were provided by permanent, full-time employees of the Firm. The Firm manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in ‘‘audit fees’’ in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, accounting issues and client conferences.

Audit Committee Pre-Approval Policy

In addition to retaining Goldstein Golub Kessler LLP to audit our consolidated financial statements for the years ended October 31, 2005 and 2004, we retained Goldstein Golub Kessler to provide other auditing and advisory services to us in our 2005 and 2004 fiscal years. We understand the need for Goldstein Golub Kessler to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Goldstein Golub Kessler, our audit committee has restricted the non-audit services that Goldstein Golub Kessler and its aligned company may provide to us primarily to tax services.

The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by Goldstein Golub Kessler.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
Dated: February 28, 2006	By: /s/ Morris Sutton
Morris Sutton
Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Morris Sutton	Interim Chief Executive Officer and Chairman (principal executive officer)	February 28, 2006

Morris Sutton

/s/ John Gross	Chief Financial Officer (principal financial officer)	February 28, 2006

John Gross

/s/ Laurence Aronson	Director	February 28, 2006

Laurence Aronson

/s/ Louis Lipschitz	Director	February 28, 2006

Louis Lipschitz