Form 10-Q
period 2006-01-31
MAJESCO ENTERTAINMENT CO
filed 2006-03-13
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006	Commission File No. 000-51128

Majesco Entertainment Company
(Exact name of registrant as specified in its charter)

DELAWARE	606-1529524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No

As of March 10, 2006, there were 22,257,631 shares of the Registrant's common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
JANUARY 31, 2006 QUARTERLY REPORT ON FORM 10-Q
INDEX

SIGNATURES

CERTIFICATIONS

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	January 31, 2006	October 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,940	$2,407
Due from factor	5,209	—
Income taxes receivable	551	826
Inventory — principally finished goods	7,332	8,058
Capitalized software development costs and prepaid license fees	5,588	17,278
Prepaid expenses	835	508
Total current assets	22,455	29,077
Property and equipment — net	900	862
Other assets	110	142
Total assets	$23,465	$30,081
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,898	$18,493
Inventory financing payable	1,953
Due to factor	—	6,343
Advances from customers	271	484
Total current liabilities	21,122	25,320
Stockholders' equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 22,257,631 and 22,242,476 issued and outstanding at January 31, 2006 and October 31, 2005, respectively	22	22
Additional paid in capital	92,293	92,158
Accumulated deficit	(89,975)	(87,388)
Accumulated other comprehensive income (loss)	3	(31)
Total stockholders' equity	2,343	4,761
Total liabilities and stockholders' equity	$23,465	$30,081

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share amounts)

	Three Months Ended January 31
	2006	2005
Net revenues	$24,089	$30,719
Cost of sales
Product costs	9,553	16,724
Software development costs and license fees	4,119	3,030
	13,672	19,754
Gross profit	10,417	10,965
Operating expenses
Research and development	768	814
Selling and marketing	6,907	5,276
General and administrative	2,374	2,618
Depreciation and amortization	135	287
Loss on impairment of software development cost	2,375
	12,559	8,995
Operating income (loss)	(2,142)	1,970
Other costs and expenses
Interest expense and financing costs, net	445	734
Unrealized loss on foreign exchange contract	—	69
Income (loss) before income taxes	(2,587)	1,167
Provision for income taxes	—	467
Net income (loss)	(2,587)	700
Fair value charge for warrants exercised at a discount	—	1,100
Net (loss) attributable to common stockholders	$(2,587)	$(400)
Net (loss) attributable to common stockholders per share:
Basic and Diluted	$(0.12)	$(0.02)
Weighted average shares outstanding
Basic and Diluted	22,257,631	16,175,243

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Three Months Ended January 31
CASH FLOWS FROM OPERATING ACTIVITIES	2006	2005
	(unaudited)
Net (loss) income	$(2,587)	$700
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	135	287
Loss on impairment of software development costs	2,375
Non-cash compensation expense	135	465
Changes in operating assets and liabilities
(Increase) decrease in due from factor — net	(11,552)	430
Decrease in inventory	726	4,300
Decrease (increase) in capitalized software development costs and prepaid license fees	9,315	(9,049)
Decrease (increase) in income tax receivable	275	(1,313)
Increase in prepaid expenses	(327)	(186)
Increase in accounts payable and accrued expenses	405	1,447
Decrease in advances from customers	(213)	(128)
Net cash used in operating activities	(1,313)	(3,047)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(141)	(97)
Net cash used in investing activities	(141)	(97)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from secondary offering		41,925
Net proceeds from exercise of warrants at discount		6,482
Net proceeds from exercise of warrants		11,318
Inventory financing	1,953	(6,210)
Net cash provided by investing activities	1,953	53,515
Effect of exchange rates on cash and cash equivalents	34	7
Net increase in cash	533	50,378
Cash and cash equivalents — beginning of period	2,407	4,170
Cash and cash equivalents — end of period	$2,940	$54,548
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Fair value charge for warrants exercised at discount	$—	$1,100
Issuance of common stock as a dividend on the preferred stock	$—	$1,261

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

Majesco Entertainment Company and subsidiary (‘‘Majesco’’ or ‘‘Company’’) is a provider of interactive entertainment products. The Company’s offerings include video game software, and other digital entertainment products.

Majesco’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. The Company sells its products directly and through resellers primarily to U.S. retail chains, including Best Buy, GameStop/Electronics Boutique, Kmart, Target, Toys ‘‘R’’ Us and Wal-Mart. Majesco also sells products internationally through partnerships with international publishers. The Company has developed retail and distribution network relationships over its more than 20-year history.

Majesco provides offerings for most major current generation interactive entertainment hardware platforms, including Nintendo's Game Boy Advance, or GBA, DS, Micro and GameCube, Sony's PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft's Xbox and the personal computer, or PC.

The Company’s offerings include video game software, and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment. Sales for the Company in the United States represented $18.6 million or 77.4% and in the United Kingdom $5.4 million or 22.6% for the period ending January 31, 2006. During the same period last year, there were no sales in the United Kingdom.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended October 31, 2005 filed on Form 10-K on February 1, 2006.

The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual result could differ materially form those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding among other things, our ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-Q will prove to be accurate.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation. In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ which revised Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’. This statement supersedes Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented by the Company effective November 1, 2005.

The implementation of FAS No. 123R has the following effect on the statement of operations for the three-month period ended January 31, 2006:

(in thousands, except per share amounts)	Three Months Ended January 31, 2006
Net loss before stock option expense	$(2,477)
Less stock option expense	(110)
Net loss as reported	$(2,587)

There is no impact on the basic or diluted earning per share reported on the statement of operations. For the 2005 fiscal year the Company accounted for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Had the Company determined compensation expenses based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company’s net (loss) per share would have increased to the following pro forma amounts:

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

(in thousands, except per share amounts)	Three Months Ended January 31, 2005
Net income (loss) – as reported	$700
Add: total stock based employee compensation expense determined under fair value based methods for all awards	279
Less: stock based employee compensation determined under fair value based method net of income tax effect	(534)
Net income (loss) – pro forma	$445
Net income (loss) attributable to common stockholders per share:
Basic and diluted net loss per share as reported	$(.02)
Pro forma and diluted basic loss per share	$(.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	January 31, 2006	January 31, 2005
Risk free annual interest rate	4.30%	3.30% and 3.70%
Expected volatility	90%	50%
Expected life	5 years	5 years
Assumed dividends	None	None

Effective November 1, 2005, the Company adopted FAS No. 123R utilizing the modified prospective method. FAS No. 123R requires the recognition of stock-based compensation expense in the financial statments.

Under the modified prospective method, the provisions of FAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, ‘‘Accounting for Stock Based Compensation’’, shall be recognized in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of seven years. Compensation expense for stock options is recognized over the period for each separately vesting portion of the stock option award.

The fair value for options issued prior to November 1, 2005 was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based on a study done by an independent securities valuation firm. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

A summary of the status of the Company’s options for the three months ended January 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Remaining Life	Aggregate Intrinsic Value
Balance at beginning of period	1,820,550	$8.45
Granted	200,000	$1.46
Cancelled or Expired	(41,527)	$7.72
Exercised	—	—
Outstanding at end of period	1,979,023	$6.61	5	$0

A summary of the status of the Company’s nonvested shares as of January 31, 2006, and changes during the three months ended January 31, 2006 is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date	Weighted- Average Remaining Contractual Term (in years)
Non-vested shares at October 31, 2005	1,581,260	$4.51	9.5
Options granted	200,000	$1.02	9.75
Options vested	(10,833)	$4.52	9.25
Options forfeited or expired	(390,656)	$1.86	9.7
Non-vested shares at January 31, 2006	1,379,771	$4.34	8.5

As of January 31, 2006, there was approximately $900,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.95 years.

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

Loss per share. Basic loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per common share for the period ended January 31, 2006 and 2005 has not been presented because the impact of the conversion or exercise, as applicable, of the warrants (2,070,687 and 2,184,971 at January 31, 2006 and 2005, respectively) and stock options (1,979,023 and 1,689,748 at January 31, 2006 and 2005, respectively) would be antidilutive.

Recent accounting pronouncements. The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

3. DUE FROM FACTOR

Due from (to) factor consists of the following:

	January 31, 2006 (inthousands)	October 31, 2005 (in thousands)
Outstanding accounts receivable sold to factor	$11,387	$4,842
Less: allowance	(6,022)	(9,551)
Advances from factor	(156)	(1,634)
	5,209	$(6,343)

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Three Months Ended January 31, (inthousands)
	2006	2005
Balance — beginning of period	$(9,551)	$(4,860)
Add: provision	(1,279)	(1,364)
Less: amounts charged against allowance	4,808	2,901
Balance — end of period	$(6,022)	$(3,323)

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following (in thousands):

	January 31, 2006	October 31, 2005
Accounts payable-trade	$10,106	$9,563
Royalties — including accrued minimum guarantees	4,648	5,634
Sales commissions	486	467
Professional fees	590	—
Salaries and other compensation	1,473	1,481
Other accruals	1,595	1,348
	$18,898	$18,493

5. CONTINGENCIES AND COMMITMENTS

Commitments

At January 31, 2006 the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $5.2 million which are payable through October 31, 2006. Milestone payments represent scheduled installments due to the Company's developers based upon the developers providing the Company certain deliverables, as predetermined in the Company's contracts. The milestone payments also represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company's videogames.

At January 31, 2006, the Company had open letters of credit aggregating $700,000 under the Company's purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

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

On October 11, 2005, the Court consolidated the five cases and appointed a Lead Plaintiff. On December 14, 2005, the Lead Plaintiff filed an Amended Consolidated Complaint, which is now the operative Complaint. The Complaint names the following as defendants: the Company, Carl Yankowski, Jan E. Chason, Jesse Sutton, Joseph Sutton, Morris Sutton, Laurence Aronson, F. Peter Cuneo, James Halpin, Louis Lipschitz, Marc Weisman, RBC Capital Markets Corporation, JMP Securities LLC, Harris Nesbitt & Corp., Wedbush Morgan Securities Inc., and Goldstein Golub Kessler LLP.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

6.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company's Chairman and Interim CEO, is a principal. During the three months ended January 31, 2006 the Company was charged $447,000 compared to $1.2 million for the three months ended January 31, 2005. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company's knowledge, on terms no less favorable to what the Company could receive from providers of similar services.

7.    STOCKHOLDERS EQUITY

During the three months ended January 31, 2006 the Company recorded a non-cash compensation charge of $25,000 for the issuance of 15,155 shares of common issued to its non-employee directors.

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

Our video game titles are targeted at various demographics at a range of price points, from lower-priced ‘‘value’’ titles to more expensive ‘‘premium’’ titles. In some instances, these titles are based on licenses of well-known properties, and in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.

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

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on value products and lower-cost games for handheld systems. We now look to offer a greater number of value titles and try to capitalize on our history and expertise in this market. In addition, we will continue to publish titles for popular handheld systems such as the GBA, DS and PSP, as well as look for opportunistic titles for home consoles and personal computers. We believe that a decreased emphasis on premium titles, along with a renewed focus on value and handheld titles, although there can be no assurance, will allow us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium titles.

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

Gross Profit. Our gross profit is directly affected by the mix of revenues from our premium versus value titles. Gross profit margins have the potential to be substantially higher from publishing premium titles given the relatively lower manufacturing costs and higher sales prices. Our value titles are generally characterized as having lower gross profit margin potential than premium titles as a result of their lower sales price.

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

Selling and Marketing Expenses. Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. A large component of this expense relates to marketing and promotion expenses, which includes certain customer marketing allowances. We anticipate, with our focus now on low-cost handheld game and value products, that expenditure for selling and marketing will decrease for the full year.

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

(Benefit)Provision for Income Taxes.    For the year ended 2005, we incurred, a loss and recognized the availability for income tax purposes of a carryback of such losses to the prior year. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Since the Company has a history of losses, a full valuation allowance has been established under the provisions of SFAS No. 109 and the company intends to maintain a valuation allowance for its net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

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

Revenue Recognition. The Company recognizes revenue upon shipment of its product when title and risk of loss are transferred and persuasive evidence of an arrangement exists. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. Revenues, including sales to resellers and distributors, are recognized when these conditions are met.

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

Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three months ended January 31, 2006 and 2005 we provided allowances for future price protection and other allowances of $1.3 million and $1.4 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse.

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

Commencing upon a related product's release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products to which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. As of January 31, 2006 we charged operations $2.4 million for development costs related to projects which were either canceled, or for which full recoverability was not expected. There were no similar charges in the period ended January 31, 2005. In the three month period ended January 31, 2006 and 2005, we charged $4.1 million and $3.0 million, respectively, to cost of sales for amortization of software development costs, prepaid license fees and royalties on products which were sold in the period.

Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS 123(R)’’). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R ) on November 1, 2005. SFAS 123(R) permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. We have decided to use the modified prospective transition method, which require that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. We expect that our adoption of SFAS 123(R) will have a material impact on our consolidated financial statements.

Results of operations

Three months ended January 31, 2006 versus three months ended January 31, 2005

Net revenues. Net revenues for the three months ended January 31, 2006 decreased to $24.1 million from $30.7 million in the comparable quarter last year. The decrease is reflective of the Company’s change in strategy of selling fewer premium games, a general industry weakness as a result of the hardware transition, as well as lower sales of our GBA Video and TV Arcade products. In the first quarter of 2006, the decrease was partially offset by International revenues which we did not have in the comparable quarter last year.

Gross profit. Gross profit for the three months ended January 31, 2006 was $10.4 million compared to a gross profit of $11.0 million in the first quarter last year, while the profit margin was 43.2% compared to 35.7% in the prior year. The nominal decrease in gross profit is primarily attributable to a shift in product mix, specifically higher sales of our GBA Video product line in the prior year quarter. The increase in gross margin percentage in the current period is reflective of the lower sales volume of GBA Video products in the first quarter of 2006, which generally contribute a lower margin.

Product Research and Development Expenses. For the three months ended January 31, 2006 product research and development costs decreased to $768,000 from $814,000 in the comparable 2005 period. The decrease is principally attributable to lower quality assurance employee costs as a result of the fewer number of premium game projects currently in the development cycle.

Selling and Marketing Expenses. In the three months ended January 31, 2006 total selling and marketing expenses increased to $6.9 million from $5.3 million in the same three month period in 2005, an increase of $1.6 million. As a percentage of sales, selling and marketing increased to 29% from 17% in the prior year period, principally the result of media campaigns and promotions to support the launch of our premium game and DS products during the quarter. We expect that marketing expenses will decrease as we realize the effects of our transition to a more value-focused model.

General and Administrative Expenses. For the three month period ended January 31, 2006 general and administrative expenses remained the same at $2.2 million as the comparable 2005 period. Included in the expenses are employee related costs, professional fees, insurance and other costs incurred as a result of being a public company, including compliance cost associated with the Sarbanes Oxley Act and costs for litigation and claims including costs related to the class action lawsuit.

Other Operating Expenses. In the three months ended January 31, 2006 and 2005 we recorded non-cash compensation charges of $135,000 and $465,000, respectively, and in the three months ended January 31, 2006 $250,000 of expense related to severance agreements. In addition, during the first quarter 2006, we charged operations $2.4 million to write-off capitalized costs related to games for which development plans were changed such that it is uncertain whether potential value of that development will be realized.

Depreciation and Amortization Expenses. For the three months ended January 31, 2006 depreciation and amortization expense was $135,000 compared to $287,000 in the comparable 2005 period. Depreciation and amortization expense decreased due to the lower purchasing of office and computer equipment.

Operating (loss) income. For the three month period ended January 31, 2006 we generated an operating loss of $2.1 million, compared to an operating income of $2.0 million in the 2005 period. The decrease in operating income was primarily due to lower sales volumes during the January 31, 2006 period combined with the impact of impairment charges of $2.4 million as a result of our shift in strategy, higher marketing costs, and on-going weak market conditions.

Interest and Financing Costs, net. For the three months ended January 31, 2006 interest and financing costs decreased approximately $289,000 to $445,000 from $734,000 in 2005.

Other Non-Operating Expenses. During the three months ended January 31, 2005 we recorded a charge of $69,000 related to a foreign exchange contract. There were no comparable amounts recorded in the 2006 period.

Income Taxes.     As a result of our loss in the current period, we have not recorded any provisions for federal or state income taxes. Federal and state income taxes were provided for at a combined effective rate of 40% in the 2005 periods.

Net (loss) Income. For the three month period ended January 31, 2006, we generated a net loss of $2.6 million compared to a net income of $700,000 in 2005, based upon the information discussed above. In the three month period ended January 31, 2005, a $1.1 million charge related to the fair value of warrants exercised at a discount resulted in a net loss attributable to common stockholders of $400,000.

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

As of January 31, 2006, assuming continued availability of funding at previous levels by the current factor or alternative sources, management believes that there will be sufficient capital resources from operations and financing arrangements in order to meet our requirements for development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products for the next twelve months.

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

As a result of recurring losses incurred by us, the report of our independent Registered Public Accounting firm on the financial statements as of October 31, 2005 contained an explanatory paragraph indicating that we may be unable to continue as a going concern.

Advances From Customers. On a case by case basis, distributors and other customers have agreed to provide us with cash advances on their orders. These advances are then applied against future sales to these customers. In exchange for these advances, we offer these customers beneficial pricing or other considerations.

Commitments and Contingencies. We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $5.2 million payable through October 31, 2006.

We do not currently have any material commitments with respect to any capital expenditures.

As of January 31, 2006 we had open letters of credit aggregating $700,000 for inventory purchases to be delivered during the quarter ended April 30, 2006.

As of January 31, 2006 we were committed under operating leases for office space and equipment for approximately $1.5 million through July 2009.

In July 2005, four purported class action complaints were filed against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. On September 12, 2005, a fifth purported class action complaint was filed in the same court on behalf of a class of individuals who purchased shares of the Company common stock in the Company's January 26, 2005 offering of six million shares of common stock (the "Offering"). The complaint named as defendants the Company, current and former officers of the Company, and certain financial institutions who served as underwriters with respect to the Offering.

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

The Complaint alleges that the Registration Statement and Prospectus filed with the SEC in connection with the Company's Offering and certain of the Company's press releases and other public filings contained material misstatements and omissions about the Company's financial condition and prospects as well as its products. Lead Plaintiff asserts a claim under Section 11 of the Securities Act against all the defendants on behalf of investors who purchased in the Offering. It asserts a Section 12(a)(2) claim against the Company and the financial institutions who served as underwriters in connection with the Offering, and a Section 15 control person claim against defendants Carl Yankowski, Jan Chason, Jesse Sutton, Joseph Sutton, and Morris Sutton (the "Defendants"). Lead Plaintiff also asserts a claim under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against the Company and the Defendants and a claim under Section 20(a) of the Exchange Act against the Defendants. The Complaint seeks damages in an unspecified amount. The proposed class period for the Exchange Act claims is December 8, 2004 through September 12, 2005. We will vigorously contest the action.

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

Cash Flows

Cash and cash equivalents were $2.9 million at January 31, 2006 compared to $2.4 million at October 31, 2005.

Operating Cash Flows. Cash used in operating activities during the three months ended January 31, 2006 was $1.3 million compared to cash usage of $3.0 million during the same period in the prior year. The $1.7 million decrease in the use of cash in operations in 2006 was due primarily to a decrease in expenditures for capitalized software development costs and prepaid license fees. This was partially offset by an increase in the amount due from factor and our loss from operations. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.

Investing Cash Flows. Cash used in investing activities for the three months ended January 31, 2006 consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth of $141,000.

Financing Cash Flows.    Cash provided by financing activities in the three months ended January 31, 2006 was $2.0 million relating to inventory financing. During the three month period ended January 31, 2005 we generated $53.5 million in cash as a result of our secondary offering and from proceeds from the exercise of warrants.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At January 31, 2006 we did not have any foreign exchange contracts.

Item 4. Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

While we believe our disclosure controls and procedures and our internal control over financial reporting have improved, no system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During the quarter ended January 31, 2006 we recognized that improvements are necessary in the following areas:

•	As a result of recent staff changes, maintaining sufficient personnel with an appropriate level of accounting knowledge and experience and training in the application of generally accepted accounting principles (GAAP) commensurate with our financial reporting requirements is needed.

•	Improved documentation of procedures and controls for our European operations which had their first significant revenues during this quarter.

We are actively taking steps to address these situations. We also performed additional post-closing procedures to ensure our consolidated financial statements were prepared in accordance with U.S. GAAP. Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective for timely gathering, analyzing and disclosing the information required by this report. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

No material changes

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Morris Sutton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Morris Sutton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John Gross pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Morris Sutton Morris Sutton Interim Chief Executive Officer

Date: March 13, 2006