Form 10-Q
period 2006-04-30
MAJESCO ENTERTAINMENT CO
filed 2006-06-09
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006	Commission File No. 000-51128

Majesco Entertainment Company

(Exact name of registrant as specified in its charter)

DELAWARE	606-1529524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes             No

As of June 8, 2006, there were 22,374,073 shares of the Registrant's common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
April 30, 2006 QUARTERLY REPORT ON FORM 10-Q
INDEX

SIGNATURES

CERTIFICATIONS

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	April 30, 2006	October 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,181	$2,407
Due from factor	1,045	—
Other receivables	1,433	—
Income taxes receivable	551	826
Inventory — principally finished goods	5,136	8,058
Capitalized software development costs and prepaid license fees	4,924	17,278
Prepaid expenses	1,223	508
Total current assets	17,493	29,077
Property and equipment — net	823	862
Other assets	71	142
Total assets	18,387	$30,081
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,388	$18,493
Inventory financing payable	1,129	—
Due to factor	—	6,343
Advances from customers	205	484
Total current liabilities	14,722	25,320
Stockholders' equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 22,374,073 and 22,242,476 issued and outstanding at April 30, 2006 and October 31, 2005, respectively	22	22
Additional paid in capital	92,783	92,158
Accumulated deficit	(89,135)	(87,388)
Accumulated other comprehensive income (loss)	(5)	(31)
Total stockholders' equity	3,665	4,761
Total liabilities and stockholders' equity	$18,387	$30,081

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(unaudited)
Net revenues	$11,559	$19,855	$35,648	$50,574
Cost of sales
Product costs	5,536	8,633	15,089	25,357
Software development costs and license fees	2,154	2,808	6,272	5,838
	7,690	11,441	21,361	31,195
Gross profit	3,869	8,414	14,287	19,379
Operating expenses
Research and development	629	982	1,397	1,796
Selling and marketing	2,243	3,839	9,150	9,115
General and administrative	2,586	2,482	4,960	5,100
Depreciation and amortization	128	290	263	577
Gain from settlement of liabilities and other gains	(3,097)	—	(3,097)	—
Loss on impairment of software development cost	—	—	2,375	—
	2,489	7,593	15,048	16,588
Operating income (loss)	1,380	821	(761)	2,791
Other costs and expenses
Interest expense and financing costs, net	541	527	986	1,261
(Gain) loss on foreign exchange contract	—	(21)	—	48
Income (loss) before income taxes	839	315	(1,747)	1,482
Provision for income taxes	—	126	—	593
Net income (loss)	839	189	(1,747)	889
Fair value charge for warrants exercised at a discount	—	—	—	1,100
Net income (loss) attributable to common stockholders	$839	$189	$(1,747)	$(211)
Net income (loss) attributable to common stockholders per share:
Basic	$.04	$.01	$(.08)	$(.01)
Diluted	$.04	$.01	$(.08)	$(.01)
Weighted average shares outstanding
Basic	22,374,073	22,146,616	22,313,326	19,111,443
Diluted	22,374,073	22,957,439	22,313,326	19,111,443

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Six Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2006	2005
	(unaudited)
Net (loss) income	$(1,747)	$889
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	263	577
Loss on impairment of software development costs	2,375	—
Non-cash compensation expense	499	986
Gain on settlement of liabilities and other gains	(3,097)	—
Changes in operating assets and liabilities
Increase in due from factor — net	(7,388)	(14,911)
Increase in other receivables	(1,433)	—
Decrease (increase) in inventory	2,922	(556)
Decrease (increase) in capitalized software development costs and prepaid license fees	9,979	(18,868)
Decrease in income tax receivable	275	—
Increase in prepaid expenses and other	(715)	(5,522)
Decrease (increase) in other assets	9	(372)
Decrease in accounts payable and accrued expenses	(1,882)	(5,957)
Decrease in advances from customers	(279)	(973)
Net cash used in operating activities	(219)	(44,707)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(162)	(301)
Net cash used in investing activities	(162)	(301)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from secondary offering	—	41,925
Net proceeds from exercise of warrants at discount	—	6,482
Net proceeds from exercise of warrants	—	12,108
Inventory financing	1,129	(3,643)
Net cash provided by investing activities	1,129	56,872
Effect of exchange rates on cash and cash equivalents	26	4
Net increase in cash	774	11,868
Cash and cash equivalents — beginning of period	2,407	4,170
Cash and cash equivalents — end of period	$3,181	$16,038
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Fair value charge for warrants exercised at discount	—	$1,100
Issuance of common stock as a dividend on the preferred stock	—	$1,261
Accounts payable settled through the issuance of common stock	$125	—

See accompanying notes

1.    PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

Majesco Entertainment Company and subsidiary (‘‘Majesco’’ or ‘‘Company’’) is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.

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

Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo's Game Boy Advance, or GBA, DS, Micro and GameCube, Sony's PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft's Xbox and the personal computer, or PC.

The Company’s offerings include video game software and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment. Sales for the Company in the United States were $10.1 million or 87% and $28.7 or 80% for the three and six month periods ended April 30, 2006, respectively. Sales in Europe were $1.5 million or 13% and $7.0 million or 20% and for the three and six month periods ended April 30, 2006, respectively. During the same periods last year, there were no material sales in Europe.

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

As of April 30, 2006, assuming continued availability of funding at previous levels by the current factor or alternative sources, management believes that there will be sufficient capital resources from operations and financing arrangements in order to meet our requirements for development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products for the next twelve months.

However, in the event that the Company is unable to generate the level of operating revenues in the business plan, the Company will be required to reduce operating expenditures or obtain additional sources of financing. There can be no assurance that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could create a material effect on future operating prospects.

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at October 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended October 31, 2005 filed on Form 10-K on February 1, 2006.

The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual result could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding among other things, our ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation.    In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), ‘‘Share-Based Payment’’ which revised Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’. This statement supersedes Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented by the Company effective November 1, 2005.

The implementation of FAS No. 123 (R) has the following effect on the statement of operations for the three and six-month periods ended April 30, 2006:

(in thousands, except per share amounts)	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006
Net income (loss) before stock option expense	$1,183	$(1,293)
Less stock option expense	(344)	(454)
Net income (loss) as reported	$839	$(1,747)

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

(in thousands, except per share amounts)	Three Months Ended April 30, 2005		Six Months Ended April 30, 2005
Net income (loss) — as reported		$189	$889
Add: total stock based employee compensation expense determined under fair value based methods for all awards		279	558
Less: stock based employee compensation determined under fair value based method net of income tax effect		(510)	(1,044)
Net income (loss) — pro forma		$(42)	$403
Net income (loss) attributable to common stockholders per share:
Basic and diluted net loss per share as reported		$.01	$(.01)
Pro forma basic and diluted basic loss per share	$	(—)	$(.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	April 30, 2006	April 30, 2005
Risk free annual interest rate	4.30%	3.30% and 3.70%
Expected volatility	90%	50%
Expected life	5 years	5 years
Assumed dividends	None	None

Effective November 1, 2005, the Company adopted FAS No. 123 (R) utilizing the modified prospective method. FAS No. 123 (R) requires the recognition of stock-based compensation expense in the financial statements.

Under the modified prospective method, the provisions of FAS No. 123 (R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, ‘‘Accounting for Stock Based Compensation’’, shall be recognized in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of seven years. Compensation expense for stock options is recognized over the period for each separately vesting portion of the stock option award.

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

A summary of the status of the Company’s options for the six months ended April 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Remaining Life	Aggregate Intrinsic Value
Balance at beginning of period	1,820,550	$8.45
Granted	200,000	$1.46
Cancelled or Expired	(441,537)	$3.25
Exercised	—	—
Outstanding at end of period	1,579,013	$6.66	4.75	$0

A summary of the status of the Company’s nonvested shares as of April 30, 2006, and changes during the six months ended April 30, 2006 is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date	Weighted- Average Remaining Contractual Term (in years)
Non-vested shares at October 31, 2005	1,581,260	$4.51	9.25
Options granted	200,000	$1.07	9.50
Options vested	(326,754)	$2.77	9.0
Options forfeited or expired	(405,587)	$2.99	9.5
Non-vested shares at April 30, 2006	1,048,919	$3.01	8.25

As of April 30, 2006, there was approximately $0.9 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of two years.

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

Earnings/(Loss) per share.    Basic earnings/(loss) per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted and basic earnings/(loss) per common share for the three month period ended April 30, 2006, and the six month periods ended April 30, 2006 and 2005 are the same because the impact of the conversion or exercise, as applicable, of the warrants (2,070,687 and 2,103,545 at April 30, 2006 and 2005, respectively) and stock options (1,579,013 and 297,857 at April 30, 2006 and 2005, respectively) would be antdilutive.

Recent accounting pronouncements.    The Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

3.    DUE FROM FACTOR

Due from (to) factor consists of the following:

	April 30, 2006 (in thousands)	October 31, 2005 (in thousands)
Outstanding accounts receivable sold to factor	$8,796	$4,842
Less: allowance	(3,665)	(9,551)
Advances from factor	(4,086)	(1,634)
	$1,045	$(6,343)

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Six Months Ended April 30, (in thousands)
	2006	2005
Balance — beginning of period	$(9,551)	$(4,860)
Add: provision	(2,077)	(2,604)
Less: amounts charged against allowance	7,963	4,376
Balance — end of period	$(3,665)	$(3,088)

4.    OTHER RECEIVABLES

Other receivables consist of $1.2 million due on the sale of the rights to certain video game titles and $0.2 million of legal fees due from insurance carriers.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following (in thousands):

	April 30, 2006	October 31, 2005
Accounts payable — trade	$8,131	$9,563
Royalties — including accrued minimum guarantees	3,276	5,634
Sales commissions	179	467
Professional fees	474	—
Salaries and other compensation	780	1,481
Other accruals	548	1,348
	$13,388	$18,493

6.    CONTINGENCIES AND COMMITMENTS

Commitments

At April 30, 2006 the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $3.8 million, $3.3 million of which are payable through October 31, 2006. Milestone payments represent scheduled installments due to the Company's developers based upon the developers providing the Company certain deliverables, as predetermined in the Company's contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company's videogames.

At April 30, 2006, the Company had open letters of credit aggregating $0.2 million under the Company's purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

The Company has entered into ‘‘at will’’ employment agreements with several key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and stock option grants. These agreements also contain provisions related to severance terms and change of control provisions.

Contingencies

On December 2, 2005, a vendor filed a complaint against the Company in in the Supreme Court of the State of New York, County of New York, alleging breach of contract and failure to pay in connection with services rendered and seeking approximately $2.6 million in damages and costs, including attorney’s fees.

On May 31, the Company entered into a settlement agreement with the vendor settling all claims relating to the action. Under the terms of the settlement agreement, the Company agreed to pay the vendor a total of $750 thousand as follows: $200 thousand upon execution of the settlement agreement, $175 thousand thirty days thereafter, and $375 thousand sixty days thereafter, in full settlement of all claims and liabilities between the parties relating to this action. The Company also agreed to indemnify and hold harmless the vendor for certain claims relating to the services performed by the vendor on our behalf.

On November 16, 2005, one of the Company's service providers instituted legal proceedings against the Company for $1.9 million in the United States District Court for the Central District of California alleging breach of contract. The Company believes that the claims are without merit and intends to vigorously defend this action.

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

7.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company's Chairman and Interim CEO, is a principal. During the three and six month periods ended April 30, 2006 the Company was charged $0.3 million and $0.8 million compared to $0.5 million and $1.7 million for the three and six month periods ended April 30, 2005. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company's knowledge, on terms no less favorable to what the Company could receive from providers of similar services.

The Company receives marketing services from a business which is owned by one of its directors. During the three and six month periods ended April 30, 2006, the Company was charged $7,400 and $9,600 compared to $60,900 and $100,700 for the three and six month periods ended April 30, 2005. These charges are included in selling and marketing costs in the accompanying consolidated statement of operations. Such charges are, to the Company's knowledge, on terms no less favorable to what the Company could receive from providers of similar services.

8.    STOCKHOLDERS EQUITY

During the six month period ended April 30, 2006 the Company recorded the following activity as increases to additional paid in capital: $45,000 for non cash compensation charges related to the issuance of restricted common stock to non-employee directors; $454,000 of stock option expense related to the adoption of FAS No. 123 (R) and $125,000 related to the issuance of common stock in payment of accounts payable.

9.    GAIN ON SETTLEMENT OF LIABILITIES AND OTHER GAINS

During the three and six month periods ended April 30, 2006, the Company recorded a gain on settlement of liabilities consisting of $1.5 million related to negotiated reductions in royalties due for certain video and video game titles, $0.5 million gain on the sale of rights to certain video game titles, and a $1.1 million gain on the settlement of accounts payable for legal, marketing and developments expenses for less than the invoiced amount.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a provider of interactive entertainment products. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products internationally through distribution agreements with international publishers. We have developed our retail and distribution network relationships over our 20-year history.

We publish video game software for most major interactive entertainment hardware platforms, including Nintendo's Game Boy Advance, or GBA, DS, Micro and GameCube, Sony's PlayStation 2, or PS2, and PlayStation Portable, or PSP™, Microsoft's Xbox and the personal computer, or PC.

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

Majesco Sales Inc. was incorporated in 1986 under the laws of the State of New Jersey. On December 5, 2003, Majesco Sales Inc. completed a reverse merger with Majesco Holdings Inc (formerly, ConnectivCorp) then a publicly traded company with no active operations. Majesco Holdings Inc. was incorporated in 1998 under the laws of the State of Delaware. As a result of the merger, Majesco Sales Inc. became a wholly-owned subsidiary and the sole operating business of the public company. On April 4, 2005, Majesco Sales Inc. was merged into Majesco Holdings Inc., and Majesco Holdings Inc. changed its name to Majesco Entertainment Company.

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on value products and lower-cost games for handheld systems. We now look to offer a greater number of value titles and try to capitalize on our history and expertise in this market. In addition, we continue to publish titles for popular handheld systems such as the GBA, DS and PSP, as well as look to be opportunistic with respect to titles for home consoles and the PC. We believe that a decreased emphasis on premium console titles, along with a renewed focus on value and handheld titles, will allow us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles.

Net Revenues.    Our revenues are derived from the following types of offerings:

•	Games. Our video games consist of ‘‘premium’’ titles and ‘‘value’’ titles for console and handheld video game systems. Premium titles are higher-priced video games that typically involve greater development and marketing costs. We work with third-party development studios to develop our own proprietary titles and we also license rights to well-known properties from third parties. Value titles are typically sold at suggested retail prices below $20 and typically involve comparatively lower development and marketing costs than our premium titles; and

•	Other digital entertainment products. Our GBA Video titles utilize compression technology that enables users to view up to 90 minutes of color video content with stereo audio on their GBA or DS, using a standard GBA cartridge and with no additional hardware required. We enter into licensing agreements with entertainment industry leaders for GBA Video content. In addition, we develop, manufacture and market a variety of digital media peripherals and applications including a stand-alone TV Arcade ‘‘plug-and-play’’ video game system which consists of a firmware-enabled joystick that connects directly to a user's television and plays pre-installed video games without the need for a dedicated console.

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

Gross Profit.    Gross Profit is the excess of net revenues over product costs and amortization of software development and license fees. Our gross profit is directly affected by the mix of revenues from our premium handheld versus value titles. The excess of net revenues over product costs has the potential to be substantially higher from publishing premium titles given the relatively lower manufacturing costs and higher sales prices. However, development and license fees incurred to produce premium games are generally incurred up front and amortized to cost of sales. The recovery of these costs and total gross profit is dependent upon achieving a certain sales volume, which varies by title. Our value titles are generally characterized as having lower gross profit margin potential than premium titles as a result of their lower sales price, and lower financial risk associated with the recovery of upfront development and license fees associated with premium game titles.

Product Research and Development Expenses.    Product research and development expenses relate principally to our cost of supervision of the third-party developers of our video games and other products, testing new products and conducting quality evaluations during the development cycle. Costs incurred are employee-related, may include equipment and are not allocated to cost of sales. Although there can be no assurance, we anticipate that, with our focus now on low-cost handheld game and value products, expenditures for product research and development will decrease.

Selling and Marketing Expenses.    Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. A large component of this expense relates to marketing and promotion expenses, which includes certain customer marketing allowances. We anticipate that our focus now on low-cost handheld game and value products, will result in decreased sales and marketing expense.

General and Administrative Expenses.    General and administrative expenses primarily represent employee related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. Professional fees, including legal and accounting expenses, typically represent the second largest component of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as SEC filings. We expect to continue to incur increased costs related to the currently pending shareholder class action lawsuits, as well as for consultants in connection with our required compliance with recently enacted regulations regarding corporate governance and accounting. Under our revised business plan we expect a decrease in certain general and administrative expenses as a result of decreased headcount and related expenses.

Interest and Financing Costs.    Interest and financing costs are directly attributable to our factoring and our purchase-order financing arrangements.

(Benefit)Provision for Income Taxes.    For the year ended 2005, we incurred a loss and recognized the availability for income tax purposes of a carryback of such losses to the prior year. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Since the Company has a history of losses, a full valuation allowance has been established under the provisions of SFAS No. 109 and the company intends to maintain a valuation allowance for its net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

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

Reserves for Price Protection and Other Allowances.    We derive revenue from the sale of packaged video game software designed for play on consoles such as PlayStation 2, Xbox and GameCube, personal computers, and hand-held game devices, including the GBA, DS and PSP. We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular advertisement, are reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. Generally our price protection for premium-priced titles is higher than that needed for our value titles.

Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three and six month periods ended April 30, 2006 we provided allowances for future price protection and other allowances of $0.8 million and $2.1 million, respectively. For the three and six month periods ended April 30, 2005 we provided allowances for future price protection and other allowances of $1.2 million and $2.6 million, respectively.The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse.

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

Commencing upon a related product's release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products to which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. As of April 30, 2006 we charged operations $2.4 million for development costs related to projects which were either canceled, or for which full recoverability was not expected. There were no similar charges in the period ended April 30, 2005. In the three and six month periods ended April 30, 2006 we charged $2.2 million and $6.3 million, respectively, to cost of sales for amortization of software development costs, prepaid license fees and royalties on products which were sold, compared to $2.8 million and $5.8 million in the comparable periods in 2005.

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

Results of operations

Three months ended April 30, 2006 versus three months ended April 30, 2005

Net Revenues.    Net revenues for the three months ended April 30, 2006 decreased to $11.6 million from $19.9 million in the comparable quarter last year. The decrease is reflective of the Company’s change in strategy, a general industry weakness as a result of the hardware transition, as well as lower sales of our GBA Video and TV Arcade products than in the prior year quarter. The decrease was partially offset by international revenues which we did not have in the comparable quarter last year.

Gross Profit.    Gross profit for the three months ended April 30, 2006 was $3.9 million compared to a gross profit of $8.4 million in the same quarter last year. The decrease in gross profit is primarily attributable to the lower sales volume discussed above. Profit margin as a percentage of net sales was 33.5% compared to 42.4% in the prior year. The change was primarily due to a change in product mix.

Product Research and Development Expenses.    Research and development costs decreased $0.4 million to $0.6 million for the three months ended April 30, 2006 from $1.0 million for the comparable period in 2005. The decrease is principally the result of fewer quality assurance employees due to a reduced number of premium game projects currently in the development cycle.

Selling and Marketing Expenses.    Total selling and marketing expenses decreased to $2.2 million for the three months ended April 30, 2006 from $3.8 million in the same three month period in 2005. The $1.6 million decrease is primarily due to a decrease in media costs related to premium games launched in the three months ended April 30, 2005. Selling and marketing expense as a percentage of net sales was approximately 19% in each period.

General and Administrative Expenses.    For the three month period ended April 30, 2006 general and administrative expenses were $2.6 million, an increase of $0.1 million from $2.5 million in the comparable period in 2005. The increase is primarily due to an increase in legal expenses of $0.4 million, including $0.2 million related to a class action lawsuit, partially offset by a decrease in stock compensation expense. For the period ended April 30, 2006 we recorded $0.3 million of stock compensation expense related to the adoption of SFAS 123 (R) effective November 1, 2005. For the three months ended April 30, 2005 we recorded a non-cash compensation charge of $0.5 million, primarily related to a below market stock option grant to our former CEO. The options were forfeited as part of his severance agreement.

Depreciation and Amortization Expenses.    Depreciation and amortization expense was $0.1 million for the three months ended April 30, 2006, compared to $0.3 million in the comparable period in 2005. Depreciation and amortization expense decreased due to the lower purchasing of office and computer equipment.

Gains on Settlement of Liabilities and Other Gains.    Gains on settlement of liabilities consists of $1.5 million related to negotiated reductions in royalties due for certain video and video game titles, $0.5 million gain on the sale of the rights to certain video game titles, and $1.1 million gain on the settlement of accounts payable for legal, marketing and development expenses for less than the invoiced amount.

Operating Income.    Operating income for the three months ended April 30, 2006 was $1.4 million, compared to $0.8 million for the three month period ended April 30, 2005. The increase in operating income was primarily due to lower selling and marketing expenses related to our shift in product strategy and gains on settlement of liabilities.

Interest and Financing Costs, Net.    For the three months ended April 30, 2006 and 2005 interest and financing costs were approximately $0.5 million, as higher borrowing rates in 2006 were partially offset by lower borrowings.

Gain on Foreign Exchange Contract.    During the three months ended April 30, 2005 we recorded a gain of $21,000 related to a foreign exchange contract. There were no comparable amounts recorded in the 2006 period.

Income Taxes.     For the three months ended April 30, 2006, we did not provide for income taxes because our net operating loss carryforwards exceed our taxable income. Federal and state income taxes were provided for at a combined effective rate of 40% in the 2005 periods.

Net Income.    Net income for the three months ended April 30, 2006 was $0.8 million, an increase of $0.6 million over net income of $0.2 million for the comparable period in 2005.

Six months ended April 30, 2006 versus six months ended April 30, 2005

Net Revenues.    Net revenues for the six months ended April 30, 2006 decreased to $35.6 million from $50.6 million in the comparable quarter last year. The decrease is reflective of the Company’s change in strategy of selling fewer premium games, a general industry weakness as a result of the hardware transition, as well as lower sales of our GBA Video and TV Arcade products in the 2006 period. The decrease was partially offset by international revenues which we did not have in the comparable period last year.

Gross Profit.    Gross profit for the six months ended April 30, 2006 was $14.3 million compared to a gross profit of $19.4 million in the first six months of last year. Gross profit as a percentage of net sales increased slightly to 40% compared to 38% in the prior year.

Product Research and Development Expenses.    For the six months ended April 30, 2006 product research and development costs decreased to $1.4 million from $1.8 million in the comparable 2005 period. The decrease is principally attributable to a lower number of quality assurance employees as a result of the fewer number of premium game projects currently in the development cycle.

Selling and Marketing Expenses.    In the six months ended April 30, 2006 total selling and marketing expenses increased to $9.2 million from $9.1 million in the same six month period in 2005, an increase of $0.1 million. As a percentage of sales, selling and marketing increased to 26% from 18% in the same period in the prior year, principally the result of media campaigns and promotions to support the launch of our premium game products during the first quarter of 2006. We expect selling and marketing to decline as a percentage of net sales as the value games require less marketing than the premium console games.

General and Administrative Expenses.    For the six month period ended April 30, 2006 general and administrative expenses decreased to $5.0 million from $5.1 million during the comparable period in 2005. The decrease is primarily due to a decrease in stock compensation expense, partially offset by an increase in legal expenses of $0.4 million, including $0.2 million related to a class action lawsuit. For the six months ended April 30, 2006 we recorded $0.5 million of stock compensation expense related to the adoption of SFAS 123(R) effective November 1, 2005. For the six months ended April 30, 2005 we recorded a non-cash compensation charge of $0.9 million, primarily related to a below market stock option grant to our former CEO. The options were forfeited as part of his severance agreement.

Depreciation and Amortization Expenses.    For the six months ended April 30, 2006 depreciation and amortization expense was $0.3 million compared to $0.6 million in the comparable period in 2005. Depreciation and amortization expense decreased due to the lower purchasing of office and computer equipment.

Gains on Settlement of Liabilities and Other Gains.    Gains on settlement of liabilities consists of $1.5 million related to negotiated reductions in royalty payments due for certain video and video game titles, $0.5 million gain on the sale of the rights to certain video game titles, and $1.1 million gain on the settlement of legal and marketing and development accounts payable for less than the invoice amount.

Loss on Impairment of Software Development Costs.    During the first quarter 2006, we charged operations $2.4 million to write-off capitalized costs related to games for which development plans were changed such that it is uncertain whether potential value of that development will be realized.

Operating (Loss) Income.    For the six month period ended April 30, 2006 we generated an operating loss of $0.8 million, compared to an operating income of $2.8 million in the same period in 2005. The decrease in operating income was primarily due to lower sales volumes during the 2006 and the impact of impairment charges of $2.4 million as a result of our shift in strategy, higher marketing costs, and ongoing weak market conditions, partially offset by the gain on settlement of liabilities.

Interest and Financing Costs, net.    For the six months ended April 30, 2006 interest and financing costs decreased approximately $0.3 million to $1.0 million from $1.3 million in the same period in 2005. The decrease is primarily attributable to the lower level of borrowing from our factor, partially off set by an increase in borrowing rates.

Loss on Foreign Exchange Contract.    During the six months ended April 30, 2005 we recorded a loss of $48,000 related to a foreign exchange contract. There were no comparable amounts recorded in the 2006 period.

Income Taxes.     As a result of the availability of loss carryforwards, we have not recorded any provisions for federal or state income taxes in the current period. Federal and state income taxes were provided for at a combined effective rate of 40% in the 2005 period.

Net (Loss) Income.    For the six month period ended April 30, 2006, we generated a net loss of $1.7 million compared to a net income of $0.9 million in the same period in 2005. In the six month period ended April 30, 2005, a $1.1 million charge related to the fair value of warrants exercised at a discount resulted in a net loss attributable to common stockholders of $0.2 million.

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

As of April 30, 2006, assuming continued availability of funding at previous levels by the current factor or alternative sources, management believes that there will be sufficient capital resources from operations and financing arrangements in order to meet our requirements for development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products for the next twelve months.

Although management believes that alternative forms of financing may be available, there can be no assurance that funds will be available on acceptable terms, if at all. While management has already significantly reduced expenditure levels, in the event that we are unable to maintain our current factoring arrangement or negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to further materially modify our business plan, including making further reductions in expenditures. Management believes it can make additional reductions if necessary, and that it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and the Company was unable to obtain alternative financing, it could create a material effect on future operating prospects.

As a result of recurring losses incurred by us, the report of our independent Registered Public Accounting firm on the financial statements as of October 31, 2005 contained an explanatory paragraph indicating that we may be unable to continue as a going concern.

Advances From Customers.    On a case by case basis, distributors and other customers have in the past agreed to provide us with cash advances on their orders. These advances were then applied against future sales to these customers. In exchange for these advances, we offer these customers beneficial pricing or other considerations.

Commitments and Contingencies.    We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $3.3 million payable through October 31, 2006.

We do not currently have any material commitments with respect to any capital expenditures.

As of April 30, 2006 we had open letters of credit aggregating $0.2 million for inventory purchases to be delivered during the quarter ended July 31, 2006.

As of April 30, 2006 we were committed under operating leases for office space and equipment for approximately $1.5 million through July 2009.

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

Cash Flows

Cash and cash equivalents were $3.2 million at April 30, 2006 compared to $2.4 million at October 31, 2005.

Operating Cash Flows.    Cash used in operating activities during the six months ended April 30, 2006 was $0.2 million compared to cash usage of $44.7 million during the same period in the prior year. The $44.5 million decrease in the use of cash in operations in 2006 was due primarily to a decrease in expenditures for capitalized software development costs and prepaid license fees and a decrease in cash used to reduce the amount due from factor. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.

Investing Cash Flows.    Cash used in investing activities for the six months ended April 30, 2006 consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth of $0.2 million.

Financing Cash Flows.    Cash provided by financing activities in the six months ended April 30, 2006 was $1.1 million relating to inventory financing. During the six month period ended April 30, 2005 we generated $56.9 million in cash, primarily as a result of our secondary offering and from proceeds from the exercise of warrants.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At April 30, 2006 we did not have any foreign exchange contracts.

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

During the quarter ended January 31, 2006 we recognized that improvements were necessary in the following areas:

•	As a result of recent staff changes, maintaining sufficient personnel with an appropriate level of accounting knowledge and experience and training in the application of generally accepted accounting principles (GAAP) commensurate with our financial reporting requirements is needed.

•	Improved documentation of procedures and controls for our European operations which had their first significant revenues during this quarter.

During the quarter ended April 30, 2006 we took the following actions to address these areas:

•	2006 we added additional qualified personnel to assist us with our financial reporting requirements.

•	We also retained an outside accounting services firm to assist in reconciling material account balances included in our April 30, 2006 operating results for our European operations.

Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Interim CEO and Chief Financial Officer concluded that our disclosure controls and procedures were effective for timely gathering, analyzing and disclosing the information required by this report. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On May 31, we entered into a settlement agreement settling all claims relating to our previously reported litigation in the Supreme Court of the State of New York with a vendor claiming breach of contract and failure to pay for services rendered, and seeking $2.6 million in damages plus interest and costs. Under the terms of the settlement agreement, we agreed to pay the vendor a total of $750 thousand as follows: $200 thousand upon execution of the settlement agreement, $175 thousand thirty days thereafter, and $375 thousand sixty days thereafter, in full settlement of all claims and liabilities between the parties relating to this action. We also agreed to indemnify and hold harmless the vendor for certain claims relating to the services performed by the vendor on our behalf.

On November 16, 2005, one of the company's service providers instituted legal proceedings against the Company for $1.9 million in the Central District Court of California alleging breach of contract. We believe that the claims are without merit and intend to vigorously defend this action.

Item 1A.    Risk Factors

No material changes

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a settlement agreement dated February 17, 2006, we issued to a service provider, in exchange for amounts owed for services, 116,442 shares of the Company’s common stock. Pursuant to the terms of the settlement agreement, we agreed to register the shares on a resale registration statement. The issuance of the shares was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

Item 6.    Exhibits

10.1	Compensation Arrangement with Interim Chief Executive Officer and Chairman
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Morris Sutton Morris Sutton Interim Chief Executive Officer

Date: June 9, 2006