Form 10-Q/A
period 2006-01-31
MAJESCO ENTERTAINMENT CO
filed 2006-09-01
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Yes             No

As of August 31, 2006, there were 22,374,073 shares of the Registrant's common stock outstanding.

Explanatory Note

This amendment is being filed solely to address comments received by the Securities and Exchange Commission, in connection with a recent registration statement filing, with respect to our disclosures contained in ‘‘Item 4.    Controls and Procedures.’’ The changes made reflect the adding of a reference to where the definition of ‘‘controls and procedures’’ can be found and providing that such were effective at a reasonable assurance level.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

MAJESCO ENTERTAINMENT COMPANY
/s/ Jesse Sutton Jesse Sutton Interim Chief Executive Officer

Date: September 1, 2006