Form 10-Q/A
period 2006-04-30
MAJESCO ENTERTAINMENT CO
filed 2006-09-01
CIK 1076682

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Interim CEO and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    Exhibits

10.1	Compensation Arrangement with Interim Chief Executive Officer and Chairman (previously filed).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Jesse Sutton Jesse Sutton Interim Chief Executive Officer

Date: September 1, 2006