Form 10-Q
period 2006-07-31
MAJESCO ENTERTAINMENT CO
filed 2006-09-11
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006	Commission File No. 000-51128

Majesco Entertainment Company

(Exact name of registrant as specified in its charter)

DELAWARE	606-1529524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes             No

As of September 11, 2006, there were 23,597,534 shares of the Registrant's common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
July 31, 2006 QUARTERLY REPORT ON FORM 10-Q
INDEX

SIGNATURES

CERTIFICATIONS

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	July 31, 2006	October 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,612	$2,407
Due from factor	618	—
Other receivables	642	—
Income taxes receivable	551	826
Inventory — principally finished goods	3,689	8,058
Capitalized software development costs and prepaid license fees	4,056	17,278
Prepaid expenses	558	508
Total current assets	13,726	29,077
Property and equipment — net	758	862
Other assets	71	142
Total assets	$14,555	$30,081
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,539	$18,493
Inventory financing payable	208	—
Due to factor	—	6,343
Advances from customers	307	484
Total current liabilities	11,054	25,320
Stockholders' equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 22,408,410 and 22,242,476 issued and outstanding at July 31, 2006 and October 31, 2005, respectively	22	22
Additional paid in capital	93,303	92,158
Accumulated deficit	(89,859)	(87,388)
Accumulated other comprehensive income (loss)	35	(31)
Total stockholders' equity	3,501	4,761
Total liabilities and stockholders' equity	$14,555	$30,081

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(unaudited)
Net revenues	$12,630	$4,565	$48,278	$55,139
Cost of sales
Product costs	5,461	5,002	20,550	30,358
Software development costs and license fees	2,784	15,748	9,056	21,587
	8,245	20,750	29,606	51,945
Gross profit (loss)	4,385	(16,185)	18,672	3,194
Operating expenses
Research and development	556	721	1,953	2,517
Selling and marketing	2,426	8,479	11,576	17,594
General and administrative	3,061	3,822	8,021	8,922
(Gain) loss from settlement of liabilities and other	(1,410)	1,439	(4,507)	1,439
Loss on impairment of software development costs	—	6,115	2,375	6,115
Severance	—	1,360	—	1,360
Write-off of accounts receivable	—	322	—	322
Depreciation and amortization	84	188	347	765
	4,717	22,446	19,765	39,034
Operating loss	(332)	(38,631)	(1,093)	(35,840)
Other costs and expenses
Interest expense and financing costs, net	392	241	1,378	1,502
Loss on foreign exchange contract	—	—	—	48
Loss before income taxes	(724)	(38,872)	(2,471)	(37,390)
Benefit for income taxes	—	(1,329)	—	(736)
Net loss	(724)	(37,543)	(2,471)	(36,654)
Fair value charge for warrants exercised at a discount	—	—	—	1,100
Net loss attributable to common stockholders	$(724)	$(37,543)	$(2,471)	$(37,754)
Net income (loss) attributable to common stockholders per share:
Basic	$(.03)	$(1.69)	$(.11)	$(1.87)
Diluted	$(.03)	$(1.69)	$(.11)	$(1.87)
Weighted average shares outstanding
Basic	22,408,410	22,231,075	22,345,021	20,162,747
Diluted	22,408,410	22,231,075	22,345,021	20,162,747

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended July 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2006	2005
	(unaudited)
Net loss	$(2,471)	$(36,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	347	765
Impairment of software development costs	2,375	6,115
Non-cash compensation expense	1,020	1,341
Loss (gain) on settlement of liabilities and other gains	(4,507)	1,439
Write-off of accounts receivable.		322
Amortization of software development costs and prepaid license fees.	9,056	13,992
Changes in operating assets and liabilities
Decrease (increase) in due from factor — net	(6,961)	8,333
Increase in other receivables	(642)	—
Decrease (increase) in inventory	4,369	(9)
Decrease (increase) in capitalized software development costs and prepaid license fees	1,791	(36,200)
Decrease in income tax receivable	275	—
Increase in prepaid expenses and other	(50)	(2,959)
Decrease in other assets	9	126
(Decrease) in accounts payable and accrued expenses.	(3,321)	(3,643)
Decrease in advances from customers	(177)	(589)
Net cash provided by (used in) operating activities	1,113	(47,621)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(182)	(349)
Net cash used in investing activities	(182)	(349)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from secondary offering	—	41,898
Net proceeds from exercise of warrants at discount	—	6,482
Net proceeds from exercise of warrants	—	12,108
Inventory financing	208	(6,536)
Net cash provided by investing activities	208	53,952
Effect of exchange rates on cash and cash equivalents	66	127
Net increase in cash	1,205	6,109
Cash and cash equivalents — beginning of period	2,407	4,170
Cash and cash equivalents — end of period	$3,612	$10,279
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Fair value charge for warrants exercised at discount	—	$1,100
Issuance of common stock as a dividend on the preferred stock	—	$1,261
Accounts payable settled through the issuance of common stock	$125	—

See accompanying notes

1.    PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

Majesco Entertainment Company and subsidiary (‘‘Majesco’’ or ‘‘Company’’) is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.

Majesco’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. The Company sells its products directly and through resellers primarily to U.S. retail chains, including Best Buy, GameStop/Electronics Boutique, Circuit City, Target, Toys ‘‘R’’ Us and Wal-Mart. Majesco also sells products internationally through partnerships with international publishers. The Company has developed retail and distribution network relationships over its more than 20-year history.

Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo's Game Boy Advance, or GBA, DS, Micro and GameCube, Sony's PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft's Xbox and the personal computer, or PC.

The Company’s offerings include video game software and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment. Sales for the Company in the United States were $11.1 million or 88% and $39.7 million or 82% for the three and nine month periods ended July 31, 2006, respectively. Sales in Europe were $1.5 million or 12% and $8.5 million or 18% for the three and nine month periods ended July 31, 2006, respectively. During the same periods last year, there were no material sales in Europe.

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

As of July 31, 2006, assuming continued availability of funding at previous levels by the current factor or alternative sources, management believes that there will be sufficient capital resources from operations and financing arrangements for the next twelve months in order to meet our requirements for: development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products.

However, in the event that the Company is unable to generate the level of operating revenues in the business plan, the Company will be required to reduce operating expenditures or obtain additional sources of financing. There can be no assurance that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could create a material adverse effect on future operating prospects.

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

The implementation of FAS No. 123 (R) has resulted in charges of $404,000 and $858,000 for three and nine-month periods ended July 31, 2006, respectively

There is no impact on the basic or diluted earnings per share reported on the statement of operations. For the 2005 fiscal year the Company accounted for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Had the Company determined compensation expenses based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company’s net (loss) per share would have increased to the following pro forma amounts:

(in thousands, except per share amounts)	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
Net income (loss) — as reported	$(37,543)	$(36,654)
Add: total stock based employee compensation expense determined under intrinsic value based methods for all awards	124	682
Less: stock based employee compensation determined under fair value based method net of income tax effect	(419)	(1,463)
Net income (loss) — pro forma	$(37,838)	$(37,435)
Net income (loss) attributable to common stockholders per share:
Basic and diluted net loss per share as reported	$(1.69)	$(1.87)
Pro forma basic and diluted basic loss per share	$(1.70)	$(1.91)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	July 31, 2006	July 31, 2005
Risk free annual interest rate	4.30%	2.71% to 3.85%
Expected volatility	90%	30% to 90%
Expected life	5 years	5 years
Assumed dividends	None	None

Effective November 1, 2005, the Company adopted FAS No. 123 (R) utilizing the modified prospective method. FAS No. 123 (R) requires the recognition of stock-based compensation expense in the financial statements.

Under the modified prospective method, the provisions of FAS No. 123 (R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, ‘‘Accounting for Stock Based Compensation’’, shall be recognized in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of seven years. Compensation expense for stock options is recognized on a straight line basis over the period for each separately vesting stock option award.

The fair value for options issued was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based on a study done by an independent securities valuation firm. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company’s options for the nine months ended July 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Remaining Life	Aggregate Intrinsic Value
Balance at beginning of period	1,820,550	$8.45	6.4	−
Granted	215,000	$1.47	6.3	−
Cancelled or Expired	(585,256)	$7.30	5.7	−
Exercised	−	−	−	−
Outstanding at end of period	1,450,294	$6.44	5.7	−
Exercisable at end of period	482,360	$8.74	5.4	−

A summary of the status of the Company’s nonvested shares as of July 31, 2006, and changes during the nine months ended July 31, 2006 is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date	Weighted- Average Remaining Contractual Term (in years)
Non-vested shares at October 31, 2005	1,581,260	$4.51	6.4
Options granted	215,000	$1.07	6.3
Options vested	(317,969)	$2.83	5.6
Options forfeited or expired	(510,357)	$3.78	5.7
Non-vested shares at July 31, 2006	967,934	$3.01	5.8

As of July 31, 2006, there was approximately $2.9 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

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

Earnings/(Loss) per share.    Basic earnings/(loss) per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted and basic earnings/(loss) per common share for the three month period ended July 31, 2006, and the nine month periods ended July 31, 2006 and 2005 are the same because the impact of the conversion or exercise, as applicable, of the warrants (2,070,687 at July 31, 2006 and 2005) and stock options (1,450,294 and 950,907 at July 31, 2006 and 2005, respectively) would be antdilutive.

Recent accounting pronouncements.    In June 2006 the FASB issued interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

3.    DUE FROM FACTOR

Due from (to) factor consists of the following:

	July 31, 2006 (in thousands)	October 31, 2005 (in thousands)
Outstanding accounts receivable sold to factor	$7,313	$4,842
Less: allowance	(2,716)	(9,551)
Advances from factor	(3,979)	(1,634)
	$618	$(6,343)

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Nine Months Ended July 31, (in thousands)
	2006	2005
Balance — beginning of period	$(9,551)	$(4,860)
Add: provision	(2,231)	(12,711)
Less: amounts charged against allowance	9,066	6,773
Balance — end of period	$(2,716)	$(10,798)

4.    OTHER RECEIVABLES

Other receivables consist of $0.5 million of legal fees due from insurance carriers and $0.1 of royalties receivables.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	July 31, 2006	October 31, 2005
Accounts payable — trade	$5,212	$9,563
Accrued expenses:
Royalties — including accrued minimum guarantees	3,077	5,634
Salaries and other compensation	975	1,481
Sales commissions	209	467
Professional fees	496	311
Other accruals	570	1,037
	$10,539	$18,493

6.    CONTINGENCIES AND COMMITMENTS

Commitments

At July 31, 2006, the Company had open letters of credit aggregating $1.7 million under the Company's purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

At July 31, 2006 the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $0.5 million, $0.2 million of which are payable through October 31, 2006. Milestone payments represent scheduled installments due to the Company's developers based upon the developers providing the Company certain deliverables, as predetermined in the Company's contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company's videogames.

The Company has entered into ‘‘at will’’ employment agreements with certain key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and stock option grants. These agreements also contain provisions related to severance terms and change of control provisions.

Contingencies

In July 2006 the Company finalized and adopted an employee incentive plan that provides for cash payments aggregating $0.8 million to $2.2 million if the Company achieves certain adjusted net income targets for the year ending October 31, 2006. The Company has accrued $0.4 million under the plan as of July 31, 2006.

On December 2, 2005, a vendor filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, alleging breach of contract and failure to pay in connection with services rendered and seeking approximately $2.6 million in damages and costs, including attorney’s fees. On May 31, 2006 the Company entered into a settlement agreement with the vendor settling all claims relating to the action. Under the terms of the settlement agreement, the Company agreed to pay the vendor a total of $750 thousand as follows: $200 thousand upon execution of the settlement agreement, $175 thousand thirty days thereafter, and $375 thousand sixty days thereafter, in full settlement of all claims and liabilities between the parties relating to this action. The Company also agreed to indemnify and hold harmless the vendor for certain claims relating to the services performed by the vendor on our behalf. All payments have been made to the vendor under the settlement agreement.

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

7.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company's Chairman Emeritus, is a principal. During the three and nine month periods ended July 31, 2006 the Company was charged $0.2 million and $1.0 million compared to $0.4 million and $2.1 million for the three and nine month periods ended July 31, 2005. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company's knowledge, on terms no less favorable to what the Company could receive from providers of similar services.

The Company receives marketing services from a business which is owned by one of its directors. During the three and nine month periods ended July 31, 2006, the Company was charged $2,500 and $12,100 compared to $33,221 and $133,924 for the three and nine month periods ended July 31, 2005. These charges are included in selling and marketing costs in the accompanying consolidated statement of operations. Such charges are, to the Company's knowledge, on terms no less favorable to what the Company could receive from providers of similar services.

8.    STOCKHOLDERS EQUITY

During the nine month period ended July 31, 2006 the Company recorded the following activity as increases to additional paid in capital: $67,000 representing the fair value of 49,492 shares of restricted common stock issued to non-employee directors; $858,000 of stock option expense related to the adoption of FAS No. 123 (R), $93,000 representing one-half of the fair value of a warrant to purchase 150,000 shares of common stock issued to a consultant, and $125,000 related to the issuance of 116,442 shares of common stock in payment of accounts payable. The warrant issued to the consultant vests one half based on services delivered in July of 2006, and one half based on services delivered during the fourth quarter of 2006.

9.    GAIN ON SETTLEMENT OF LIABILITIES AND OTHER GAINS

During the three month period ended July 31, 2006, the Company recorded a gain on settlement of liabilities consisting of $1.4 million related to the settlement of accounts payable for marketing and development expenses for less than the invoiced amount.

During the nine month period ended July 31, 2006, the Company recorded a gain on settlement of liabilities of $4.5 million consisting of $1.5 million related to negotiated reductions in royalties due for certain video and video game titles, $0.5 million gain on the sale of rights to certain video game titles, and a $2.5 million gain on the settlement of accounts payable for legal, marketing and development expenses for less than the originally invoiced amount.

10.    SUBSEQUENT EVENT

On August 3, 2006 the company issued an aggregate of 1,156,028 shares of restricted common stock to certain key executives and employees under the 2004 Employee, Director and Consultant Incentive Plan. One half of the shares vest on the second anniversary of the grant date, and the remaining half vest on the third anniversary of the grant date.

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

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on lower-cost games for both console and handheld systems. We believe this strategy will allow us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the GBA, DS and PSP. We also intend to publish software for Nintendo's WII console (expected to be released in late 2006) as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach the ‘‘mass market’’ consumer. In addition, we will continue to opportunistically look for titles to publish on the PC and other home console systems.

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

Revenue Recognition.    We recognize revenue upon the shipment of our product when title and risk of loss are transferred and persuasive evidence of an arrangement exists. In order to recognize revenue, we must not have any continuing obligations and it must also be probable that we will collect the accounts receivable. Revenues, including sales to resellers and distributors, are recognized when these conditions are met.

For those agreements which provide customers with the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy since we have no continuing obligations including requirements for duplication. Royalties on sales that exceed the guaranteed minimum are recognized as earned.

We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products. Price protection, when granted and applicable, allows customers a partial credit against amounts they owe us with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances.

Inventory.    Inventory, which consists of finished goods, is stated at the lower of cost as determined by the first-in, first-out method, or market. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charges the excess of cost over net realizable value to cost of sales.

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

Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three and nine month periods ended July 31, 2006 we provided allowances for future price protection and other allowances of $0.1 million and $2.2 million, respectively. For the three and nine month periods ended July 31, 2005 we provided allowances for future price protection and other allowances of $10.1 million and $12.7 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse.

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

Commencing upon a related product's release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products to which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. We recorded an expense of $2.4 million and $6.1 million for the nine months ended July 31, 2006 and 2005, respectively, related to development costs for projects which were either canceled, or for which full recoverability was not expected. We also charged $9.2 million to cost of sales during the nine months ended July 31, 2005 to recognize impairments in the carrying value of games for which orders received were significantly below expectations. In the three and nine month periods ended July 31, 2006 we charged $2.8 million and $9.1 million, respectively, to cost of sales for amortization of software development costs, prepaid license fees and royalties on products which were sold, compared to $6.5 million and $12.4 million in the comparable periods in 2005.

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

Results of operations

Three months ended July 31, 2006 versus three months ended July 31, 2005

Net Revenues.    Net revenues for the three months ended July 31, 2006 increased to $12.6 million from $4.6 million in the comparable quarter last year. The $8.0 million increase is primarily due to a lower provision for price protection and other allowances, resulting from a higher sell-through percentage at retailers for titles, principally ‘‘Jaws Unleashed’’, released in the three months ended July 31, 2006.

Gross(Loss) Profit.    Gross profit for the three months ended July 31, 2006 was $4.4 million compared to a gross (loss) of ($16.2) million in the same quarter last year. The increase in gross profit (loss) is primarily attributable to the higher net revenues discussed above and a $9.2 million charge to cost of sales during the nine months ended July 31, 2005 to recognize impairments in the carrying value of games for which orders received were significantly below expectations. Gross profit as a percentage of net sales was 35% for the three months ended July 31, 2006.

Product Research and Development Expenses.    Research and development costs decreased $0.1 million to $0.6 million for the three months ended July 31, 2006 from $0.7 million for the comparable period in 2005. The decrease is principally the result of fewer quality assurance employees due to a reduced number of premium game projects currently in the development cycle.

Selling and Marketing Expenses.    Total selling and marketing expenses decreased to $2.4 million for the three months ended July 31, 2006 from $8.5 million in the same three month period in 2005. The $6.1 million decrease is primarily due to a decrease in media costs related to premium games that were launched in the three months ended July 31, 2005. Selling and marketing expense as a percentage of net sales was approximately 19% for the three months ended July 31, 2006, compared to 186% for the same quarter last year. The decline is the result of higher revenues in 2006 and an overall decrease in media costs.

General and Administrative Expenses.    For the three month period ended July 31, 2006 general and administrative expenses were $3.1 million, a decrease of $0.7 million from $3.8 million in the comparable period in 2005. The decrease is primarily due to lower compensation costs and franchise taxes as a result of a lower asset base used to calculate the taxes. For the three months ended July 31, 2006 we recorded $0.4 million of stock compensation expense related to the adoption of SFAS 123 (R) effective November 1, 2005. For the three months ended July 31, 2005 we recorded a non-cash compensation charge of $0.4 million, primarily related to a below market stock option grant to our former CEO. The options were subsequently forfeited as part of his severance agreement.

Other Operating Expenses.    During the three months ended July 31, 2006 we recorded gains on settlement of liabilities of $1.4 million resulting from the settlement of accounts payable for marketing and development expenses for less than the invoiced amount.

During the three months ended July 31, 2005 we recorded a provision for a loss of $1.4 million in connection with a proposed settlement with one of our distributors, $1.4 million of expense related to severance agreements, and $6.1 million to write-off all capitalized costs related to the development of video games that we had determined would not be commercially viable and for which development was stopped. We do not have significant exposure to credit risk as our factor generally buys our receivables without recourse; however, during the three months ended July 31, 2005, we recorded an accounts receivable write-off of $0.3 million related to customer bankruptcies.

Operating Loss.    Operating loss for the three months ended July 31, 2006 was $0.3 million, compared to a $38.6 million operating loss for the three month period ended July 31, 2005. The decrease in operating loss was primarily due to higher gross profit and lower selling and marketing expenses related to our shift in product strategy away from higher cost premium console games, and gains on settlement of liabilities.

Interest and Financing Costs, Net.    For the three months ended July 31, 2006 interest and financing costs were approximately $0.4 million, compared to $0.2 million for the three months ended July 31, 2005, as the impact of higher borrowing rates in 2006 was partially offset by lower borrowings.

Income Taxes.     For the three months ended July 31, 2006, we did not provide for income taxes because our net operating loss carryforwards exceed our taxable income. We recorded a tax benefit of $1.3 million for the three months ended July 31, 2005, net of a full valuation allowance against net deferred tax assets recorded in prior periods.

Net Loss.    Net loss for the three months ended July 31, 2006 was $0.7 million, a decrease of $36.9 million from a net loss of $37.6 million for the comparable period in 2005.

Nine months ended July 31, 2006 versus nine months ended July 31, 2005

Net Revenues.    Net revenues for the nine months ended July 31, 2006 decreased to $48.3 million from $55.1 million in the comparable period last year. The decrease is reflective of our change in strategy of selling fewer premium games, a general industry weakness as a result of the hardware transition, as well as lower sales of our GBA Video and TV Arcade products in the 2006 period. The decrease was partially offset by international revenues which we did not have in the comparable period last year, and a lower provision for price protection and other allowances, resulting from a higher sell-through percentage at retailers for titles released in 2006.

Gross Profit.    Gross profit for the nine months ended July 31, 2006 was $18.7 million compared to a gross profit of $3.2 million in the first nine months of last year. The increase of $15.5 million is primarily due to a $9.2 million charge to cost of sales during the nine months ended July 31, 2005 to recognize impairments in the carrying value of games for which orders received were significantly below expectations, a decrease in provisions for price protection and other allowances, and increased sales in Europe. Gross profit as a percentage of net sales increased to 39% compared to 6% in the prior year.

Product Research and Development Expenses.    For the nine months ended July 31, 2006 product research and development costs decreased $0.5 million to $2.0 million from $2.5 million in the comparable period in 2005. The decrease is principally attributable to a lower number of quality assurance employees as a result of the fewer number of premium game projects currently in the development cycle.

Selling and Marketing Expenses.    For the nine months ended July 31, 2006 total selling and marketing expenses were $11.6 million, a $6.0 million decrease from $17.6 million in comparable period last year. The decrease is primarily the result of lower media costs related to premium games launched in the nine months ended July 31, 2005. Selling and marketing as a percentage of net sales decreased to 24% from 32% in the same period in the prior year. We expect selling and marketing to decline as a percentage of net sales as value games require less marketing than premium console games.

General and Administrative Expenses.    For the nine month period ended July 31, 2006 general and administrative expenses decreased to $8.0 million from $8.9 million during the comparable period in 2005. The $0.9 million decrease is primarily due to lower compensation costs and lower franchise taxes as a result of a lower asset base used to calculate the taxes. For the nine months ended July 31, 2006 we recorded $0.8 million of stock compensation expense related to the adoption of SFAS 123 (R) effective November 1, 2005. For the nine months ended July 31, 2005 we recorded a non-cash compensation charge of $1.4 million, primarily related to a below market stock option grant to our former CEO. The options were subsequently forfeited as part of his severance agreement.

Other Operating Expenses.    During the nine months ended July 31, 2006 we recorded gains on settlement of liabilities of $4.5 million, consisting of $1.5 million related to negotiated reductions in royalties due for certain video and video game titles, $0.5 million gain on the sale of the rights to certain video game titles and a $2.5 million gain on the settlement of accounts payable for legal, marketing and development expenses for less than the invoiced amount. In addition, we charged operations $2.4 million to write-off capitalized costs related to games for which development plans were changed such that it is uncertain whether potential value of that development will be realized.

During the nine months ended July 31, 2005 we recorded a provision for a loss of $1.4 million in connection with a proposed settlement with one of our distributors. We do not have significant exposure to credit risk as our factor generally buys our receivables without recourse; however, during the nine months ended July 31, 2005, we recorded an accounts receivable write-off of $0.3 million related to customer bankruptcies. In addition, during the nine months ended July 31, 2005 we recorded $1.4 million of expense related to severance agreements and we charged operations $6.1 million to write-off all capitalized costs related to the development of video games that we had determined would not be commercially viable and for which development was stopped.

Operating Loss.    For the nine month period ended July 31, 2006 we generated an operating loss of $1.1 million, compared to an operating loss of $35.8 million during the same period in 2005. The decrease in operating loss was primarily due to higher gross profit and lower selling and marketing expenses related to our shift in product strategy, a decrease in impairment of software development costs, and gains on settlement of liabilities.

Interest and Financing Costs, net.    For the nine months ended July 31, 2006 interest and financing costs decreased approximately $0.1 million to $1.4 million from $1.5 million in the same period in 2005. The decrease is primarily attributable to the lower level of borrowing from our factor, partially offset by an increase in borrowing rates.

Loss on Foreign Exchange Contract.    During the nine months ended July 31, 2005 we recorded a loss of $48,000 related to a foreign exchange contract. There were no comparable amounts recorded in the 2006 period.

Income Taxes.  As a result of the availability of loss carryforwards, we have not recorded any provisions for federal or state income taxes in the current period. Federal and state income taxes were provided for at a combined effective rate of 40% in the 2005 period. We recorded a tax benefit of $0.7 million for the nine months ended July 31, 2005, net of a full valuation allowance against net deferred tax assets recorded in prior periods.

Net Loss.    For the nine month period ended July 31, 2006, we generated a net loss of $2.5 million compared to a net loss of $36.7 million in the same period in 2005. In the nine month period ended July 31, 2005, a $1.1 million charge related to the fair value of warrants exercised at a discount resulted in a net loss attributable to common stockholders of $37.8 million.

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

We utilize purchase order financing arrangements in order to enable us to provide letters of credit necessary for the manufacture of our products. Manufacturers require us to present a letter of credit in order to manufacture the products required under a purchase order. Currently, we utilize letters of credit from a finance company which charges a fee of 3.3% of the purchase order amount for each transaction for 60 days, plus interest at the prime rate, plus one percent per annum for any advances under the financing arrangement. Our factor also provides purchase order financing at a cost of 0.5% of the purchase order amount for each transaction for 30 days. Additional charges are incurred under both arrangements if letters of credit remain outstanding in excess of the original time period.

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

As of July 31, 2006, assuming continued availability of funding at previous levels by the current factor or alternative sources, management believes that there will be sufficient capital resources from operations and financing arrangements for the next twelve months in order to meet our requirements for development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products.

Although management believes that alternative forms of financing may be available, there can be no assurance that funds will be available on acceptable terms, if at all. While management has already significantly reduced expenditure levels, in the event that we are unable to maintain our current factoring arrangement or negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to further materially modify our business plan, including making further reductions in expenditures. Management believes it can make additional reductions if necessary, and that it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and the Company was unable to obtain alternative financing, it could have a material effect on future operating prospects.

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

As of July 31, 2006 we had open letters of credit aggregating $1.7 million for inventory purchases to be delivered during the quarter ended October 31, 2006.

We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $0.5 million, $0.2 million of which are payable through October 31, 2006.

As of July 31, 2006 we were committed under operating leases for office space and equipment for approximately $1.5 million through July 2009.

In July 2006 we finalized and adopted an employee incentive plan that provides for cash payments aggregating $0.8 million to $2.2 million if we achieve certain adjusted net income targets for the year ending October 31, 2006. We have accrued $375,000 under the plan as of July 31, 2006.

On December 2, 2005, a vendor filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, alleging breach of contract and failure to pay in connection with services rendered and seeking approximately $2.6 million in damages and costs, including attorney’s fees. On May 31, the Company entered into a settlement agreement with the vendor settling all claims relating to the action. Under the terms of the settlement agreement, the Company agreed to pay the vendor a total of $750 thousand as follows: $200 thousand upon execution of the settlement agreement, $175 thousand thirty days thereafter, and $375 thousand sixty days thereafter, in full settlement of all claims and liabilities between the parties relating to this action. The Company also agreed to indemnify and hold harmless the vendor for certain claims relating to the services performed by the vendor on our behalf. All payments have been made to the vendor under the settlement agreement.

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

Cash Flows

Cash and cash equivalents were $3.6 million at July 31, 2006 compared to $2.4 million at October 31, 2005.

Operating Cash Flows.    Cash provided by (used in) operating activities during the nine months ended July 31, 2006 was $1.1 million compared to cash usage of $(47.6) million during the same period in the prior year. The $48.7 million decrease in the use of cash in operations in 2006 was due primarily to a decrease in expenditures for capitalized software development costs and prepaid license fees and a decrease in cash used to reduce the amount due from factor. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.

Investing Cash Flows.    Cash used in investing activities for the nine months ended July 31, 2006 consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth of $0.2 million.

Financing Cash Flows.    Cash provided by financing activities in the nine months ended July 31, 2006 was $0.2 million relating to inventory financing. During the nine month period ended July 31, 2005 we generated $54.0 million in cash, primarily as a result of our secondary offering and from proceeds from the exercise of warrants.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At July 31, 2006 we did not have any foreign exchange contracts.

Item 4.    Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

No material changes

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a consulting agreement dated [July 21, 2006], in consideration for consulting services, we issued to the consultant a warrant to purchase 150,000 shares of the Company's common stock, at an exercise price of $1.55, equaling the average closing price of our common stock from the period of May 29, 2006 through June 9, 2006, in accordance with the provisions of the warrant. The warrant has a term of seven years from the date of issuance. The issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held on June 20, 2006, our stockholders elected the following individuals as Class I members of the Company’s Board of Directors:

	For	Withheld
Morris Sutton	14,907,924	4,535,387
Louis Lipschitz	14,905,097	4,538,214
Marc Mazur	14,908,652	4,534,659

In addition, the following matters were voted on and approved by the stockholders:

To ratify the appointment of Goldstein Golub Kessler LLP as our independent public accountants for fiscal 2006.

For	Against	Abstain	Broker Non-vote
15,025,824	4,398,478	19,008	—

Item 5.    Other Information

Item 6.    Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Jesse Sutton Jesse Sutton Interim Chief Executive Officer

Date: September 11, 2006