Form 10-K/A
period 2005-10-31
MAJESCO ENTERTAINMENT CO
filed 2006-09-28
CIK 1076682

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

The outstanding number of shares of common stock as of September 26, 2006 was 23,597,534.

The Registrant's proxy or information statement was previously incorporated by reference into Part III of the originally filed Annual Report on Form 10-K.

		PAGE
PART IV
Item 15.	Exhibits and Financial Statement Schedules	1
	Signatures	6

i

Explanatory Note:
This Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended October 31, 2005 is being filed solely to remove Exhibit 10.47 (Publisher License Agreement, for the Xbox 360 game system, dated September 13, 2005, the ‘‘Exhibit’’). The Exhibit is being removed because it does not constitute a material agreement of the Company. At the time the Exhibit was filed, the Company had anticipated that publishing video game products for the Xbox 360 game system would become a material part of the Company's business. However, while the Company may in the future publish products for the Xbox 360 game system, such has never been and is not anticipated to be material to the Company's business or operations. Since its execution and as of the date hereof, the Company has not generated any revenues or income or incurred any liabilities as a result of the Exhibit. Therefore, the Company is removing the Exhibit from the Exhibit List of material agreements.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(3) Exhibits.

The following exhibits are filed with this amended report, or incorporated by reference as noted.

2.1	Agreement and Plan of Merger, dated as of November 10, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.1 to an Amendment to our Current Report on Form 8-K filed on December 22, 2003).

2.2	Amendment to Agreement and Plan of Merger, dated December 3, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on December 22, 2003).

3.1	Certificate of Incorporation of Majesco Holdings Inc. (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB filed on April 16, 2002).

3.2	Amendment to Certificate of Incorporation, dated September 11, 2000 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2000).

3.3	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 27, 2004).

3.4	Bylaws of Majesco Holdings Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on September 14, 2004).

3.5	Amendment to Certificate of Incorporation, dated December 29, 2004 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K filed on January 31, 2005).

4.1	Certificate of Designations, Preferences and Rights of 7% Cumulative Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on February 20, 2004 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2004).

4.2	Form of investor Subscription Agreement (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 1, 2004).

4.3	Form of warrant issued to investors (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on March 1, 2004).

4.4	Form of placement agent warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on March 1, 2004).

10.1	Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).

10.2	Xbox Publisher License Agreement, dated January 31, 2001, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.3 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.3	Amendment to the Xbox Publisher Licensing Agreement, dated April 4, 2002, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2004).

10.4	Amendment to the Xbox Publisher Licensing Agreement (Xbox Live Distribution) dated March 17, 2003, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.4 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.5	Amendment to the Xbox Publisher License Agreement (Tiered Royalty Rate Structure and Xbox Platinum Hits Program), dated January 31, 2003, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 3, 2004).

10.6	PlayStation 2 Licensed Publisher Agreement, dated April 1, 2000, by and between Sony Computer Entertainment America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 3, 2004).

10.7	License Agreement for Game Boy Advance (Western Hemisphere), dated May 10, 2001, by and between Nintendo of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.8	License Agreement for Gamecube, (Western Hemisphere), dated January 11, 2001, by and between Nintendo of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.2 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.9	Software Distribution Agreement, dated April 8, 2002, by and between Konami of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.5 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.10	Amendment to Software Distribution Agreement, dated April 25, 2002, by and between Konami of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to a Current Report on Form 8-K filed on September 22, 2004).

10.11	License Agreement, dated April 30, 2002, by and between Namco Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).

10.12	First Amendment, dated January 7, 2003, to License Agreement, dated July 2, 2002, by and between NAMCO Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 15, 2004).

10.13	Second Amendment, dated May 7, 2003, to License Agreement, dated July 2, 2002, by and between NAMCO Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 15, 2004).

10.14	Third Amendment, dated July 2, 2002, to License Agreement, dated December 18, 2003, by and between NAMCO Hometek Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 22, 2004).

10.15	License Agreement, dated June 30, 2000, by and between Activision Publishing, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 22, 2004).

10.16	Third Amendment, dated June 30, 2000, to License Agreement, dated September 22, 2002, by and between Majesco Sales Inc. and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 22, 2004).

10.17	Escrow Agreement, dated February 19, 2004, by and among Majesco Holdings Inc., Jesse Sutton, Joseph Sutton, Adam Sutton, Morris Sutton, on behalf of Sarah Sutton and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.17 to an Amendment to our Registration Statement on Form S-1 filed on October 19, 2004).

10.18	Employment Agreement, dated August 24, 2004, by and among Majesco Holdings Inc., Majesco Sales Inc. and Carl Yankowski (incorporated by reference to Exhibit 10.1 to an Amendment to our Current Report on Form 8-K filed on August 31, 2004).

10.19	Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).

10.20	Amendment to Factoring Agreement, dated March 18, 1999, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).

10.21	Amendment to Factoring Agreement, dated September 30, 2004, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).

10.22	Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).

10.23	Master Purchase Order Assignment Agreement, dated July 21, 2000, between Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 22, 2004).

10.24	Sixth Amendment to Master Purchase Order Assignment Agreement, dated September 12, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 22, 2004).

10.25	Seventh Amendment to Master Purchase Order Assignment Agreement, dated October 16, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 22, 2004).

10.26	Eighth Amendment to Master Purchase Order Assignment Agreement, dated April 14, 2004, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 22, 2004).

10.27	Guaranty and Pledge Agreement, dated July 21, 2000, by and among Jesse Sutton, Joseph Sutton, Morris Sutton, Adam Sutton and Transcap Trade Finance (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 22, 2004).

10.28	Security Agreement and Financing Statement, dated July 21, 2000, by and among Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on October 22, 2004).

10.29	Employment Agreement, dated October 5, 2004, by and between Majesco Sales Inc., Majesco Holdings Inc. and Patrick Flaherty (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on October 8, 2004).

10.30	Form of Warrant Exercise Agreement, dated December 17, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2004).

10.31	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K filed on January 31, 2005).

10.32	Employment Agreement, dated October 5, 2004, by and between Majesco Holdings Inc. and Patrick Flaherty (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on October 8, 2004).

10.33	Employment Agreement, dated February 2, 2005 by and between Majesco Holdings Inc., Majesco Sales Inc. and Lester E. Greenman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 17, 2005).

10.34	Certificate of Ownership Merging Majesco Sales Inc. with and into Majesco Holdings Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 14, 2005).

10.35	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.36	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.37	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.38	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.39	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.40	Director Compensation Policy (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.41	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).

10.42	Employment Agreement, dated June 27, 2005, by and between Majesco Entertainment Company and John Gross (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2005).

10.43	Severance Agreement, dated July 8, 2005, by Majesco Entertainment Company and Carl Yankowski (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 14, 2005).

10.44	Separation Agreement, dated August 2, 2005, by Majesco Entertainment Company and Lester E. Greenman (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on September 14, 2005).

10.45	Revised Director Compensation Policy (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on September 14, 2005).

10.46	Amendment to Factoring Agreement, dated October 18, 2005. (previously filed)

21.1    Subsidiaries. (previously filed)

23.1    Consent of Goldstein Golub Kessler LLP. (previously filed)

*31.1    Certification of Principal Executive Officer

*31.2    Certification of Principal Financial Officer.

*32.1    Section 1350 Certificate of President and Chief Financial Officer.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

By:	/s/ Jesse Sutton Jesse Sutton Interim Chief Executive Officer

Date: September 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Gross	Chief Financial Officer (principal financial and accounting officer)	September 27, 2006

John Gross

/s/ Laurence Aronson	Director	September 27, 2006

Laurence Aronson

/s/ Keith Harrison	Director	September 27, 2006

Keith Harrison

/s/ Louis Lipschitz	Director	September 27, 2006

Louis Lipschitz

/s/ Jesse Sutton	Director	September 27, 2006

Jesse Sutton

/s/ Marc Mazur	Director	September 27, 2006

Marc Mazur

/s/ Stephen Wilson	Director	September 27, 2006

Stephen Wilson