Form 10-K
period 2006-10-31
MAJESCO ENTERTAINMENT CO
filed 2007-01-29
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

OR

Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
for the Transition Period from                              to

For the fiscal year ended October 31, 2006	Commission File number 000-51128

MAJESCO ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the common stock held by non-affiliates as of April 30, 2006 was $20.5 million.

The outstanding number of shares of common stock as of January 26, 2007 was 23,445,219

The Registrant’s proxy or information statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1.    Business.

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

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

We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, Game Boy Advance, or GBA, Micro GameCube and Wii, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP®, Microsoft’s Xbox and Xbox 360 and the personal computer, or PC. In addition, we manufacture and market stand alone plug and play video game systems and peripheral devices targeted at the mass market.

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

Due to the larger budget requirements for developing and marketing premium console titles, we focus on publishing games for handheld systems and value products. Looking forward, we believe that Nintendo’s Wii home video console has the potential to capture the mass market game audience while allowing for video game titles that fit within our more conservative cost structure. As such, we have recently expanded our strategic focus to capitalize on the potential of the Wii system, and currently have three Wii games in development.

Revised Business Model Update

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on games for handheld systems and value products. During the latter half of the year the interactive entertainment industry experienced a sales slowdown related to the transition to the next generation of game consoles. At the same time, the prevalence of MP3 players and other devices providing digital entertainment led to increased competition for consumers’ discretionary spending. As a result, we experienced weak sales across all of our product lines and subsequently decided to sell off our rights to and/or cancel a number of our big budget video games in development. For our fiscal year ended October 31, 2005 we recorded impairment charges related to capitalized software development costs and prepaid license fees of $36.8 million and inventory of $5.1 million. This contributed to an operating loss of $70.2 million.

Throughout our fiscal 2006 we continued to implement and execute on our revised business model and product strategy. Key accomplishments included:

•	Reached almost 600,000 units worldwide in retail shipments of Jaws Unleashed since its release on May 23, 2006.

•	Signed digital distribution agreements with Macrovision’s Trymedia Network, and Steam, the leading online platform for PC games, for several of our catalog titles including: Psychonauts, BloodRayne 1&2 and Advent Rising.

•	Received several industry honors for Cooking Mama for the Nintendo DS including ‘‘Most Innovative DS Design of E3 2006’’ from leading video game website IGN; and GameDaily’s ‘‘Nod Award’’ which called Cooking Mama ‘‘a fun DS game that uses the stylus to near perfection.’’

•	Received two industry awards for Age of Empires for the Nintendo DS including the Canadian Award for the Electronic and Animated Arts in the category of best design and the British Academy of Film and Television Arts Game Awards for best strategy game.

•	Published 13 titles for the Nintendo DS, 2 titles for the Nintendo Game Boy Advance, 2 titles for the Sony PlayStation 2, 2 titles for the Microsoft Xbox and 1 PC title.

Corporate Background

Majesco Sales Inc. was incorporated in 1986 under the laws of the State of New Jersey. On December 5, 2003, Majesco Sales Inc. completed a reverse merger with Majesco Holdings Inc. (formerly ConnectivCorp), then a publicly traded company with no active operations. Majesco Holdings Inc. was incorporated in 1998 under the laws of the State of Delaware. As a result of the merger, Majesco Sales Inc. became a wholly-owned subsidiary and the sole operating business of the public company. On April 4, 2005, Majesco Sales Inc. was merged into Majesco Holdings Inc., and, in connection with the merger, Majesco Holdings Inc. changed its name to Majesco Entertainment Company. Our principal executive offices are located at 160 Raritan Center Parkway, Edison, NJ 08837, and our telephone number is (732) 225-8910. Our web site address is www.majescoentertainment.com.

Industry Overview

The interactive entertainment industry is mainly comprised of video game hardware platforms, video game software and peripherals. Within this industry, North American combined sales of video game hardware, video game software and video game peripherals were approximately $12.5 billion in 2006 according to the NPD Group. Of that total, video game software accounted for $6.4 billion, PC software accounted for $1.0 billion and hardware and accessories accounted for $5.1 billion.

Video Game Hardware Platforms

Video game hardware platforms are comprised of home game consoles, or consoles, and portable handheld game devices, or handhelds, as well as multi-functional devices such as PCs, Personal Digital Assistants, or PDAs, and mobile phones. The current generation of consoles was first introduced in 2000 and 2001, and now includes Nintendo’s GameCube, Sony’s PlayStation 2 and Microsoft’s Xbox. According to the NPD Group, as of December 2006 the North American installed base is approximately 11.6 million for the GameCube, 37.1 million for the PlayStation 2 and 14.4 million for the Xbox. On November 22, 2005, Microsoft launched the first of the next-generation consoles, the Xbox 360. According to the NPD Group, the installed base for the Xbox 360 as of December 2006 is approximately 4.5 million. Additional next-generation consoles, including Sony’s PlayStation 3 and Nintendo’s Wii, were released in North America on November 17, 2006 and November 19, 2006, respectively. According to the NPD Group, the installed base for the Wii and PlayStation 3 as of December, 2006 are approximately 1.0 million and 0.7 million respectively. These advanced consoles feature improved graphics capabilities, increased storage capacity and incremental online, wireless and multi-media entertainment functionality intended to attract a wider audience.

The current generation of handhelds is dominated by Nintendo’s Game Boy Advance or GBA, which was the first handheld to be released based on 32-bit technology. The GBA has a North American installed base of approximately 35.1 million units as of December 2006, according to the NPD Group. In November 2004, Nintendo launched a new handheld system, the DS, which features a dual screen, wi-fi capability and higher capacity storage media, and is backward compatible with GBA cartridges. According to the NPD Group, the North American Nintendo DS installed base is 9.1 million as of December 2006. In March 2005, Sony launched the Sony PlayStation Portable system. According to the NPD Group, the North American PSP installed base is approximately 6.6 million as of December 2006.

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

Premium games are often based on licensed popular content or original content with strong characters and storylines. Premium games for consoles generally receive extensive development and marketing investments. Premium games are also higher priced than value titles.

Value games are generally priced at or below a suggested retail price of $20.00. Success in the value category is largely based on the ability to cost-effectively bring value titles to market quickly, capitalize on current trends, and place these titles with major retailers.

Traditionally, video games and video content have been delivered using CDs, DVDs or cartridges. More recently, full games and other supplemental content including additional levels, weapons, vehicles and more can now be delivered via the Internet through game portals such as Xbox Live, and various Internet sites, such as Yahoo!. The popularity of this emerging download category is expected to increase, especially within the large-scale multiplayer game segment, and among the user bases of the next generation consoles, PDAs and mobile phones.

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

Publishing software for the value category (suggested price point at or below $20), which requires a relatively low investment in development and marketing, has historically been one of our strengths. We have published a strong portfolio of value titles for the GBA platform that includes products based on well-known licensed properties (Frogger, Cartoon Network, Strawberry Shortcake) as well as popular mass market interests/trends (Monster Trucks, Quad Desert Fury, Texas Hold ‘Em Poker). We are one of the first publishers to develop a line of high-quality value titles for the Nintendo DS handheld system and to date have launched eleven such titles at the suggested retail price of $20.00 or under. We have also opportunistically published console titles that offer a quality game play experience at value price points (Phantom Dust, Guilty Gear, Worms 4: Mayhem). Going forward, we will capitalize on our ability to quickly create or obtain high-quality products to sell at value prices and expand our value product line to other platforms, genres and distribution outlets.

Focus product development efforts on quality games that are easy to ‘‘pick-up-and-play’’, priced affordably and targeted for the mass market.

Video game development for handheld systems is generally less expensive and simpler than development for the current and next-generation home consoles. As such, we are focusing our game development efforts in this area with an emphasis on products for the Nintendo DS system that has been experiencing solid growth. We also believe that Nintendo’s new Wii console, with its appealing price point and unique play mechanic, will increasingly resonate with the mainstream gamer. The Wii’s mass market appeal, combined with its relatively affordable development costs, fits well within our strategy. As such, we now have three games in development for this system including titles based on the well-known and critically acclaimed franchises, Bust-A-Move and Cooking Mama. In general, from a game play/content perspective, we are focusing on publishing games that are relatively easy to play and whose subject matter will appeal to as wide an audience as possible.

We believe that the Wii home console has the potential to capture a mass market audience while allowing for titles that remain within our conservative cost structure for development.

Strategically pursue alternative distribution channels for existing and new products.

Over the last year, we have made our initial entrée into the digital download arena. We licensed out non-exclusive digital rights for back catalog PC games such as BloodRayne 2 and Psychonauts to some of the leading players in this area including Valve’s Steam broadband gaming platform and TryMedia’s digital download network. We view these initiatives as incremental revenue with little to no cost. We are in discussions with additional partners in order to maximize this revenue stream and further participate in the digital download and fast-growing online gaming market.

Increase our market share in Europe and Pacific Rim territories.

As the global gaming market continues to grow, we believe that international markets represent a significant growth opportunity for us. Over the last two years, we have expanded our international presence and in late fiscal 2005 we established an office in the UK and a license and distribution agreement with a leading international publisher for distribution in European and PAL territories. Under this arrangement, the distributor fulfills all sales, marketing and distribution needs for our multi-format product line-up. Our first sales under this agreement were realized in early 2006 and generated fiscal revenues of $9.9 million in Fiscal 2006. We are also developing distribution relationships in Asia Pacific and Japan and are targeting new territories, such as China, for expansion.

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

Games

As of November, 2006, our active catalog included more than 70 SKU’s, which we identify as either value or premium titles.

Value Titles

We believe we are a leading publisher of value titles and will continue to expand our value product line to other platforms, genres and distribution outlets. Value titles are typically sold at suggested retail prices at or below $20. Examples of products in this category include:

•	Titles based on emerging consumer fads or trends where we rapidly develop a quality title to capitalize on such interest, such as Brain Boost, ATV Quad Frenzy and Texas Hold ‘Em;

•	Titles based on established brands where we can repackage classic games such as Frogger;

•	Titles based on well-known properties such as NY Times Crosswords and Strawberry Shortcake; and

•	Titles that were once our premium titles but over time have become part of our value line like Teen Titans for GBA and Age of Empires for DS.

Selected value titles, their compatible platforms and launch and anticipated launch dates include:

Selected Titles	Platform	Launch Date
Pacman Collection	GBA	July 2001
Frogger’s Adventure	GBA	November 2001
Quad: Desert Fury	GBA	September 2003
Guilty Gear # X2 Reload	Xbox	September 2004
Cartoon Network Speedway	GBA	November 2003
Monster Trucks	GBA	October 2004
Texas Hold ’Em Poker	GBA	October 2004
Ultra Bust-A-Move	Xbox	October 2004
Quad: Desert Fury 2	GBA	February 2005
Phantom Dust	Xbox	May 2005
Worms 4: Mayhem	Xbox, PC	October 2005
Looney Toons Double Pack	GBA	October 2005
Monster Trucks	DS	November 2005
Super Black Bass Fishing	DS	March 2006
Dino Master	DS	May 2006
Strawberry Shortcake Sweet Dreams	GBA	September 2006
Cooking Mama	DS	September 2006
F-24 Stealth Fighter	DS	November 2006
Brain Boost: Beta & Gamma	DS	November 2006
Monster Bomber	DS	November 2006
Cake Mania	DS	April 2007
Toon-Doku	DS	April 2007

Selected Titles	Platform	Launch Date
Mad Libs	DS	June 2007
Wild Western	DS	June 2007
NY Times Crossword Puzzle	DS	May 2007

Premium Titles

Our most successful proprietary premium title has been BloodRayne, which since its launch in October 2002 has generated significant consumer interest and worldwide retail sales of more than 753,000 units. As a result of this success, we developed a sequel, BloodRayne 2, which was released in October 2004, and entered into a number of licensing agreements including a strategy guide, a comic book, apparel, resin statues, WallSkinz and a feature film that was released in January 2006. In addition to intellectual properties that we own, we also license the rights to content from developers or media entertainment companies as in the cases of Age of Empires, MechAssault, Nacho Libre, Teen Titans and the classic action-suspense film Jaws.

Selected premium titles, their compatible platforms and launch or anticipated launch dates include:

Selected Titles	Platform	Launch Date
BloodRayne	Xbox, PS2, GC, PC	October 2002
BloodRayne 2	Xbox, PS2, PC	October 2004
Advent Rising	Xbox, PC	May 2005
Psychonauts	Xbox, PS2, PC	April, July 2005
Teen Titans	GBA	October 2005
Infected	PSP	November 2005
Aeon Flux	Xbox, PS2	November 2005
Teen Titans	GBA	February 2006
Age of Empires	DS	February 2006
Jaws ‘‘Unleashed’’	Xbox, PS2	May 2006
Mech Assault	DS	September 2006
Teen Titans 2	GBA	October 2006
Nacho Libre	DS	October 2006
Bust-A-Move Bash!	Wii	February 2007
Cooking Mama: Cook Off	Wii	April 2007
Holly Hobbie	DS	August 2007
Nancy Drew	DS	August 2007
Tumiki Fighters (working title)	Wii	September 2007

Peripheral Products

Currently, our peripheral products consist principally of our TV Arcade plug-and-play products. These products are stand-alone games that connect directly into television sets with standard RCA cables. These are battery operated and require no additional hardware or software. In 2006, we acted as a developer and manufacturer of Konami’s Strawberry Shortcake™ Dance Dance Revolution® and Dance Dance Revolution® Disney Mix for Konami. These Plug’N’Play products combine the high-energy dance gameplay of Konami’s hit Dance Dance Revolution® (DDR) video game franchise with characters and music from each property. We expect to expand our peripheral offerings in the future.

Product Development

Prior to initiating the development of a video game title, we perform market research, studio due diligence and financial analyses. The title must then be approved by our ‘‘green light’’ committee comprised of members from our executive, product development, finance, sales and marketing and legal/business affairs teams before being accepted for publication. Once accepted, the game is evaluated at regular milestones to ensure it is progressing on time, according to specifications and on budget. In accordance with our current strategy, we will concentrate on procuring handheld products and value products, and opportunistically pursuing console titles.

We use third party development studios to create our video game products. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially utilize products created by third party developers. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product, only after we recoup the development costs. We have worked, and continue to work, with independent third party developers, such as:

•	Artificial Mind & Movement

•	Budcat Creations

•	Double Fine Productions

•	Gorilla Systems Inc.

•	Shin ‘En Multimedia

•	Skyworks Technologies

•	Taito Corporation

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

Intellectual Property

Platform Licenses

Hardware platform manufacturers require that publishers obtain a license from them to publish titles for their platforms. We currently have non-exclusive licenses from Nintendo for DS, GBA, GameCube and Wii, from Sony for PS2 and PSP and from Microsoft for Xbox and Xbox 360. Each license generally extends for a term of two to four years and is terminable under a variety of events. Each license allows us to create one or more products for the applicable system, and requires us to pay a per-unit license fee and/or royalty payment from the title produced and may include other compensation or payment terms. Publishers are not required to obtain licenses for publishing video game software for PCs. All of the hardware manufacturers approve each of the titles we submit for approval on a title-by-title basis, at their discretion.

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

Licenses To Third Parties

As we create original titles we may decide to license rights to third parties, sometimes on an exclusive basis, in order to generate publicity or market demand for our titles, generate additional revenue related to complementary products or a combination of these factors. For example, in regards to our BloodRayne franchise, we have sold the movie rights, entered into a strategy guide deal and licensed a comic book series, resin statues and an apparel line.

Manufacturing

Sony, Nintendo and Microsoft control the manufacturing of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us for distribution. Video games for Microsoft, Nintendo and Sony game consoles consist of proprietary format CD-ROMs or DVD-ROMs and are typically delivered to us within a relatively short lead time, approximately two to three weeks. Sony PSP products adhere to a similar production time frame, but use a proprietary media format called a Universal Media Disc, or UMD.

With respect to GBA and DS products, which use a cartridge format, Nintendo typically delivers these products to us within 45 to 60 days after receipt of a purchase order. For our peripheral offerings we use third party manufacturers who typically deliver these products to us within three to five weeks from the time production commences.

Initial production quantities of individual titles are based upon estimated retail orders and consumer demand. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product, or an irrevocable letter of credit for the entire purchase price, or cash in advance. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products. However, manufacturers’ difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.

Sales and Marketing

North America

Historically, our marketing programs principally supported our premium game titles. While we support most of our titles in some manner, those with the most potential will have long lead-time, multi-faceted marketing programs designed to generate enthusiasm and demand. Specific consumer marketing strategies we may employ include: TV, radio and print advertising; web site and online marketing; demo distribution; promotions and cross-promotions with third parties; and point-of-purchase advertising. Our shift in strategic focus away from a reliance on big budget console titles has resulted in less reliance on marketing and significantly lower marketing expenditures.

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

In addition to regular face-to-face meetings and communications with our sales force, we employ extensive trade marketing efforts including: direct marketing to buyers and store managers; trade shows; various store manager shows; and distribution and sales incentive programs.

We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. Our sales team has strong relationships with major retailers and communicates with them frequently. To supplement our sales team, we currently utilize six sales representative organizations located throughout the United States. The firms we use were chosen based on their performance and retailer relationships. On average, two sales representatives per organization are assigned to our accounts. It is customary for the sales representatives and resellers of our games who are assigned specific customers to also distribute games produced by other manufacturers. Distribution channels are dominated by a select group of companies, and a publisher’s access to retail shelf space is a significant competitive factor.

International

As the global gaming market continues to grow, we believe that international markets represent a significant growth opportunity for the business. Over the last two years, we have expanded our international presence and in late fiscal 2005 we established a new office in the UK and a co-publishing agreement with a leading international publisher for distribution in Europe and the PAL territories. Under this arrangement the publisher fulfills all sales, marketing and distribution needs for our multi-format product line-up. Our first sales under this agreement were realized in early 2006 and to date have returned fiscal revenue of $9.9M. We are also developing similar relationships in Asia Pacific and Japan and are targeting new territories, such as China, for expansion.

Customers

Our customers are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with a number of retailers including Best Buy, Circuit City, GameStop, Target, Toys ‘‘R’’ Us and Wal-Mart. We also have strong relationships with Cokem, Jack of All Games, a subsidiary of Take-Two Interactive Software, Inc., Ingram and SVG, who act as resellers of our products to smaller retail outlets. For the fiscal year ended 2006, our most significant customers were Toys ‘‘R’’ Us, GameStop and Wal-Mart, which accounted for approximately 29%, 12% and 11% of our net revenue, respectively.

Competition

In general, our products compete with other forms of entertainment for the leisure time and discretionary spending of consumers. These forms include motion pictures, television and music. More specifically, the market for interactive entertainment products is highly competitive and relatively few products achieve significant market acceptance. We continue to face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do.

With respect to our video game products, we compete with many other third party publishers in both the handheld, console and value segments. We expect that competition may increase in the future.

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

Employees

We had 64 full-time employees in the United States and 6 full-time employees in the United Kingdom as of January 26, 2007. We have not experienced any work stoppages and consider our relations with our employees to be good. None of our employees are represented by a union.

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

Our auditors issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern.

In their report in connection with our 2006 and 2005 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses for the years ended October 31, 2005 and 2006 there is substantial doubt about our ability to continue as a going concern. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

We have experienced recent net losses and we may incur future net losses which may cause a decrease in our stock price.

We incurred net losses of $ 5.4 million, $70.9 million, $11.2 million and $10.8 million, in fiscal years 2006, 2005, 2004 and 2003, respectively. In fiscal years 2003 and 2004, these net losses were principally related to our operations, and included impairment reserves, financing costs, litigation expense, and non-cash charges to reflect the change in the fair value of our warrants issued in our February 2004 private placement. For fiscal year 2005, the net loss was due to weak sales across all of our product lines, which resulted in significant reserves relating to capitalized costs, increased provisions in price protection and other allowances. In 2006, the loss is primarily the result of revenues and resulting gross margins that were not sufficient to meet operating expenses. The loss is also the result of impairment charges and higher than normal legal expenses. Going forward, we may not again be able to generate revenues sufficient to offset our costs, and may sustain further net losses in future periods. In addition, if we do become profitable, we may not be able to sustain or increase our profitability. Continued losses, or an inability to sustain profitability, may have an adverse effect on our future operating prospects and stock price.

We have experienced volatility in the price of our stock.

The price of our common stock has experienced significant volatility over the last two years, and such prices may be higher or lower than the price you paid for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	our, or a competitor’s, announcement of new products, services or technological innovations;

•	departures of key personnel;

•	general economic, political and market conditions and trends;

•	risks associated with possible disruption in our operations due to terrorism; or

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

We are the subject of litigation, including securities class action and other shareholder lawsuits.

The Company and certain of its current and former officers and directors are defendants in securities class action and other shareholder lawsuits. While we intend to vigorously defend ourselves in these actions, we cannot predict the outcome of such suits. We may also in the future be subject to additional class action suits, other litigation or regulatory proceedings. Any expenses incurred in connection with existing or additional potential litigation or proceedings or actions not covered by available insurance or any adverse resolution of current and potential litigation or proceedings or actions could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, any litigation proceeding or action may be time consuming, and it may distract our management from the conduct of our business.

The volatility of our stock price could affect the value of an investment in our common stock.

The market price of our stock has fluctuated widely over the last twelve months. Between November 1, 2005, and October 31, 2006, the closing sale price of our common stock ranged between a high of $1.84 and a low of $0.85, experiencing greater volatility over that time than most of the market did. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Further declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

We may not be able to maintain our listing on the Nasdaq Capital Market.

Our common stock currently trades on the Nasdaq Capital Market. This market has continued listing requirements that we must continue to maintain to avoid delisting. The standards include, among others, minimum bid price requirements and any of a minimum stockholders’ equity or minimum market value of our stock or minimum net income. Our results of operations and our fluctuating stock price directly impact our ability to satisfy these listing standards. In the event we are unable to maintain these listing standards, we may be subject to delisting.

A delisting from Nasdaq would result in our common stock being eligible for listing on the Over-The-Counter Bulletin Board (the ‘‘OTCBB’’). The OTCBB is generally considered to be a less efficient system than markets such as Nasdaq or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock on the OTCBB may make us less desirable to institutional investors and may, therefore, limit our future equity funding options and could negatively affect the liquidity of their investment by our stockholders.

Customer accommodations could materially and adversely affect our business, results of operations, financial condition, and liquidity.

When demand for our offerings falls below expectations, we may negotiate accommodations to retailers or distributors in order to maintain our relationships with our customers and access to our sales channels. These accommodations include negotiation of price discounts and credits against future orders commonly refer to as price protection. At the time of product shipment, we establish reserves for price protection and other similar allowances. These reserves are established according to our estimates of the potential for markdown allowances based upon historical rates, expected sales, retailer inventories of products and other factors. We cannot predict with certainty whether existing reserves will be sufficient to offset any accommodations we will provide, nor can we predict the amount or nature of accommodations that we will provide in the future. If actual accommodations exceed our reserves, our earnings would be reduced, possibly materially. Any such reduction may have an adverse effect on our business, financial condition or results of operations. The granting of price protection and other allowances reduces our ability to collect receivables and impacts our availability for advances from our factor. The continued granting of substantial price protection and other allowances may require additional funding sources to fund operations, but there can no assurance that such funds will be available to us on acceptable terms, if at all.

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

Our sales to Toys ‘‘R’’ Us, Wal-Mart, and Gamestop accounted for approximately 29%, 12% and 11% our net revenue for the fiscal year 2006, respectively. Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. Our business, results of operations and financial condition could be adversely affected if:

•	We lose any of our significant customers;

•	Any of these customers purchase fewer of our offerings; or

•	We experience any other adverse change in our relationship with any of these customers.

Price concessions granted to our customers and returns of our titles may adversely affect our operating results.

Our arrangements with customers generally do not give them the right to return titles to us or to cancel firm orders. However, we do negotiate accommodations to customers which include credits and returns, when demand for specific products falls below expectations. Revenue is recognized after deducting estimated reserves for price concessions and returns. While we believe that we can reliably estimate future amounts for price concessions and returns, if these exceed our reserves, our revenues could decline.

Significant competition in our industry could continue to adversely affect our business.

We cannot be assured that we will be able to successfully compete against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations or financial condition. The market for interactive entertainment products is highly competitive and relatively few products achieve significant market acceptance. We face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do. As a result, current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	undertake more extensive marketing campaigns;

•	devote greater resources to secure rights to valuable licenses and relationships with leading software developers;

•	gain access to wider distribution channels; and

•	have better access to prime shelf space.

With respect to our video game products, we compete with many other third party publishers in both our handheld, value and console market segments. In addition, console and handheld manufacturers, such as Microsoft, Nintendo and Sony, publish software for their respective platforms, and media companies and film studios are increasing their focus on the video game software market and may become significant competitors. We expect competition to increase as more competitors enter the video game market. We cannot assure you that competitors will not be able to also secure strong relationships with content providers on terms equal to or more favorable than we have.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have a negative market reaction.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and may require our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The initial deadline for us to become compliant with Section 404 was October 31, 2005. As of such date, we were compliant and have implemented an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Accordingly, we must continue to incur expenses and will devote management resources to Section 404 compliance as necessary. Further, effective internal controls and procedures are necessary for us to provide reliable financial reports. If our internal controls and procedures become ineffective, we may not be able to provide reliable financial reports, and our business and operating results could be harmed.

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

Many of our video game titles, are based on, or incorporate, intellectual property and other character or story rights acquired or licensed from third parties. We expect that many of our future products will also be based on intellectual property owned by others. The cost of acquiring these licenses is often high, and competition for these licenses is intense. Many of our competitors have greater resources to capitalize on licensing opportunities. Our licenses are generally limited in scope to specific platform and/or geographic territories and generally last for two to three years. We may not be able to obtain new licenses, renew licenses when they expire or include new offerings under existing licenses. If we are unable to obtain new licenses or maintain existing licenses that have significant commercial value, at reasonable costs, we may be unable to sustain our revenue growth in the future other than through sales or licensing of our independently created material.

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

We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2 and PSP, from Nintendo to develop products for the GBA, GameCube, the DS, Wii and Micro and from Microsoft to develop products for the Xbox and Xbox 360. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms.

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

Our intellectual property is vulnerable to misappropriation and infringement which could adversely affect our business prospects.

Our business relies heavily on proprietary intellectual property, whether our own or licensed from third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may try to copy our products, or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as U.S. law. Our rights and the additional steps we have taken to protect our intellectual property may not be adequate to deter misappropriation, particularly given the difficulty of effectively policing unauthorized use of our properties. If we are unable to protect our intellectual property, or if we are sued for infringing on another party’s intellectual property, our business, financial condition or results of operations could be materially adversely affected.

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

Our business is subject to risks generally associated with the entertainment industry, and we may fail to properly assess consumer tastes and preferences.

Our business is subject to all of the risks generally associated with the entertainment industry and, accordingly, our future operating results will depend on numerous factors beyond our control, including the popularity, price and timing of new hardware platforms being released; economic, political and military conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot be predicted. A decline in the popularity of certain game genres or particular platforms could cause sales of our titles to decline dramatically. The period of time necessary to develop new game titles, obtain approvals of platform licensors and produce finished products is unpredictable. During this period, consumer appeal for a particular title may decrease, causing product sales to fall short of expectations.

We have developed international operations, which may subject us to economic, political, regulatory and other risks.

Continuing our international operations may subject us to many risks, including:

•	economic and political instability;

•	compliance with foreign and domestic laws and regulations;

•	changes in foreign and domestic legal and regulatory requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	currency fluctuations;

•	difficulties in staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it more difficult to protect our properties from appropriation by competitors;

•	potentially adverse tax treatment;

•	difficulties with distributors;

•	difficulties collecting our accounts receivable; and

•	relying on limited business relationships.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

We lease 21,250 square feet of office, development and storage space located at 160 Raritan Center Parkway, Edison, New Jersey 08837. The lease, which costs approximately $28,510 per month, plus taxes, insurance and operating costs, expires on October 31, 2009.

We lease 900 square feet of office space in Europe, located at City Point, Temple Gate, BS16PL, Bristol, UK. This lease which costs approximately $7,200 per month and is renewable on a six month basis.

Item 3.    Legal Proceedings.

On November 16, 2005, Papaya Studio Corporation instituted legal proceedings against the Company for $1.9 million in the Central District Court of California alleging breach of contract. On January 29, 2007, we entered into a settlement agreement with regard to all claims relating to this litigation. Under the terms of the settlement agreement, we agreed to pay Papaya a total of $200,000 cash in installments over a period of 90 days. In addition, as part of the settlement, and in connection with Lin Shen, Papaya’s President becoming a consultant to the Company, we will grant Ms. Shen shares of our common stock worth $365,000, with the value of each share to be based on the average closing price of our common stock for the four weeks prior to the settlement date. In addition, to the extent Ms. Shen does not obtain proceeds of $365,000 from sales of these shares over a period of 10-12 months, subject to certain trading limitations, we will pay Ms. Shen in cash the difference between the proceeds received from sales of the shares and $365,000. In addition, as part of the settlement, we transferred to Papaya ownership of any video game assets developed by Papaya under the contract that was the subject of this litigation.

In July 2005, four purported class action complaints were filed against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. On September 12, 2005, a fifth purported class action complaint was filed in the same court on behalf of a class of individuals who purchased shares of our common stock in the Company’s January 26, 2005 offering of six million shares of common stock.

On October 11, 2005, the Court consolidated the five cases and appointed a Lead Plaintiff. On December 14, 2005, Lead Plaintiff filed an Amended Consolidated Complaint, which is now the operative Complaint. The Complaint names as defendants the Company, Carl Yankowski, Jan E.

Chason, Jesse Sutton, Joseph Sutton, Morris Sutton, Laurence Aronson, F. Peter Cuneo, James Halpin, Louis Lipschitz, Marc Weisman, the financial institutions that served as the underwriters of the Offering (RBC Capital Markets Corporation, JMP Securities LLC, Harris Nesbitt & Corp., and Wedbush Morgan Securities Inc.), and the Company’s auditor, Goldstein Golub Kessler LLP.

The Complaint alleges that the Registration Statement and Prospectus filed with the SEC in connection with the Company’s Offering and certain of the Company’s press releases and other public filings contained material misstatements and omissions about the Company’s financial condition and prospects as well as its products. Lead Plaintiff asserts a claim under Section 11 of the Securities Act against all the defendants on behalf of investors who purchased in the Offering. It asserts a Section 12(a)(2) claim against Majesco and the financial institutions who served as underwriters in connection with the Offering, and a Section 15 control person claim against defendants Carl Yankowski, Jan Chason, Jesse Sutton, Joseph Sutton, and Morris Sutton. Lead Plaintiff also asserts a claim under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against defendants the Company, Carl Yankowski, Jan Chason, Jesse Sutton, Joseph Sutton, and Morris Sutton and a claim under Section 20(a) of the Exchange Act against defendants Carl Yankowski, Jan Chason, Jesse Sutton, Joseph Sutton and Morris Sutton. The Complaint seeks damages in an unspecified amount. The proposed class period for the Exchange Act claims is December 8, 2004 through September 12, 2005.

On October 10, 2006, Trinad Capital Master Fund, Ltd., a shareholder of our common stock, filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The current or former officers and directors named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. The Complaint also named the Company’s outside auditors, Goldstein Golub Kessler LLP, as a defendant. Goldstein Golub Kessler LLP has since been voluntarily dismissed without prejudice. The allegations in the Complaint are similar to those in the Amended Consolidated Complaint filed in the In re: Majesco Securities Litigation putative class action discussed above. The Complaint alleges three causes of action: (1) a claim under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) against all the named defendants; (2) a claim under Section 20(a) of the Exchange Act against Morris Sutton, Jesse Sutton and Joseph Sutton; and (3) a common law fraud claim against Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. Trinad seeks compensatory damages of no less than $10 million. This amount is sought with respect to each claim. In connection with the fraud claim, Trinad also seeks $10 million in punitive damages.

On November 2, 2006, Trinad Capital Master Fund, Ltd., filed a complaint, purportedly on behalf of the Company, against certain current or former directors of the Company in the United States District Court for the District of New Jersey. The individuals named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton, Louis Lipschitz and Laurence Aronson. The complaint also names the Company as a nominal defendant. The complaint alleges that, from late 2004 through the filing date, defendants breached their fiduciary duties which caused damage to the Company. The complaint does not specify the amount of damages sought. A response to the Complaint is due on January 31, 2007.

We are party to other routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over contractual claims and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on our business, financial condition, and results of operations or liquidity. In addition, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol ‘‘COOL.’’ Prior to March 13, 2006 our common stock was listed on the Nasdaq Global market. Prior to January 26, 2005, our common stock was quoted on the OTC Bulletin Board. The market for our common stock has often been sporadic, volatile and limited.

The following table shows the high and low bid quotations for our common stock as reported by the OTC Bulletin Board for 2004, the Nasdaq Global Market for periods prior to March 13, 2006, and Nasdaq Capital Market from March 13, 2006 through October 31, 2006. The amounts below have been adjusted to reflect our 1-for-7 reverse stock split effectuated on December 31, 2004. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2004
First Quarter	$14.56	$7.07
Second Quarter	$31.36	$9.73
Third Quarter	$34.30	$17.50
Fourth Quarter	$23.66	$12.39
Fiscal Year 2005
First Quarter	$16.25	$1.57
Second Quarter	$13.10	$8.90
Third Quarter	$9.23	$3.10
Fourth Quarter	$3.30	$1.13
Fiscal Year 2006
First Quarter	$1.73	$0.85
Second Quarter	$1.84	$1.00
Third Quarter	$1.81	$1.25
Fourth Quarter	$1.50	$1.13

Holders of Common Stock.    On January 19, 2007, we had approximately 2,520 registered holders of record of our common stock. On January 19, 2007, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $1.68 per share.

Dividends and dividend policy.    We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on the common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.    The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2006 fiscal year end.

Recent Sales of Unregistered Securities.

Not applicable.

Item 6.    Selected Financial Data.

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our audited consolidated financial statements and the notes thereto and with management’s discussion and analysis of financial condition and results of operations included elsewhere in this report. The Company’s merger on December 5, 2003 was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization, rather than a business combination. In addition all financial information presented reflects as appropriate the 1-for-7 reverse stock split of our common stock, which occurred on December 31, 2004.

	Year Ended October 31
	2006	2005	2004	2003	2002
	(in thousands, except share data)
Consolidated Statement Of Operations Data:
Net revenues	$66,683	$59,716	$120,984	$46,608	$49,688
Cost of sales (1)	46,858	61,101	86,242	30,803	31,992
Gross (loss) profit	19,825	(1,385)	34,742	15,805	17,696
Operating expenses (2)	22,820	68,805	22,630	24,545	16,153
Operating (loss) income	(2,995)	(70,190)	12,112	(8,740)	1,543
Interest and financing costs, net	2,371	1,869	2,806	2,077	2,093
Other non-operating expense (3)	—	48	19,068	24	201
(Loss) provision before income taxes	(5,366)	(72,107)	(9,762)	(10,841)	(751)
(Benefit) for income taxes	—	(1,207)	1,424	—	—
Net (loss)	$(5,366)	$(70,900)	$(11,186)	$(10,841)	$(751)
Net (loss) attributable to common
stockholders (4)	$(5,366)	$(72,000)	$(15,388)	$(10,841)	$(751)
Net (loss) attributable to common
stockholders per share:
Basic and Diluted	$(0.24)	$(3.48)	$(1.84)	$(4.95)	$(0.34)
Weighted average shares outstanding:
Basic and Diluted	22,616,419	20,686,863	8,385,657	2,189,285	2,189,285

	October 31
	2006	2005	2004	2003	2002
	In thousands
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,794	$2,407	$4,170	$314	$692
Working capital (deficit)	977	3,757	8,915	(10,927)	1,404
Total assets	15,011	30,703	43,952	17,611	14,215
Non-current liabilities	—	—	—	—	3,962
Dividend payable in common stock	—	—	1,261	—	—
Stockholders’ equity (deficiency)	1,749	4,761	13,785	(15,730)	(4,871)

(1)	Cost of sales, in 2005, includes: (i) charges of $10.5 million to recognize impairments to the carrying value of products released in 2005; and (ii) $5.1 million for reserves for slow moving inventory. Cost of sales in 2004 includes charges of $500,000 to recognize impairments to the carrying value of products released in 2004.

(2)	Operating expenses include: (i) for 2006, a gain from settlement of liabilities and other of $ 4.8 million, a loss in impairment of software development costs of $2.4 million, and non-cash compensation of $2.2 million; (ii) for 2005, a charge for an accounts receivable write-off of $0.3 million, a non-cash compensation of $1.4 million, $26.3 million to write-off capitalized costs related to video games for which development was stopped or impaired, a provision for severance of $1.4 million, and a loss of $1.4 million related to a legal settlement; (iii) for 2004, charges for an accounts receivable write-off of $0.6 million, and non-cash compensation of $0.3 million, and a gain of $1.2 million related to the renegotiation of our 2003 litigation settlement; and (iv) for 2003, provisions for loss on impairment of software development costs of $3.7 million for which development was stopped and litigation and settlement costs of $4.9 million.

(3)	Other non-operating expense includes: (i) for 2005, a realized loss on foreign exchange of $48,000; (ii) for 2004, expenses related to the merger of $0.3 million, an unrealized loss on foreign exchange contract of $0.3 million and a non-cash charge of $18.5 million related to the change in fair value of warrants issued in connection with the private placement; (iv) for 2003, an unrealized loss on a foreign exchange contract of $24,000; and (v) for 2002, a loss on an abandoned equity offering of $0.2 million.

(4)	Net (loss) attributable to common stockholders includes (i) for 2005, a $1.1 million non-cash charge related to warrants exercised at a discount; and (ii) for 2004, a non-cash charge of $0.8 million related to a deemed dividend, a preferred stock dividend requirement of $1.3 million payable in common stock and a $2.2 million non-cash charge related to the fair value of warrants issued in connection with lock-up agreements by certain stockholders.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We publish video game software for most major interactive entertainment hardware platforms, including Nintendo’s Game Boy Advance, or GBA, DS, Micro, GameCube, and Wii, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP™, Microsoft’s Xbox and Xbox 360and the personal computer, or PC.

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

Throughout most of our history we focused on value-priced games. During 2004 and 2005 we began to grow our presence in the premium console games market. Premium console products generally require larger budgets for development and marketing and required higher unit sales to generate a profit. Sales volumes achieved on several of our premium games introduced during this period were not significant enough to recover development, royalty and marketing costs required to publish the games.

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on lower-cost games for both console and handheld systems. We also either sold the rights to, or cancelled several premium games in development in connection with this change in strategy. We believe this strategy will allow us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the GBA, DS and PSP. We also intend to publish software for Nintendo’s Wii console (released in November 2006) as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach the ‘‘mass market’’ consumer. In addition, we will continue to opportunistically look for titles to publish on the PC and other home console systems.

We also expanded distribution through our European subsidiary in fiscal 2006. In prior years sales were not significant in Europe. Net sales in Europe were $9.9 million or 14.8% of net sales for the year ended October 31, 2006.

We incurred a net loss of $5.4 million in 2006 and a net loss of $72 million in 2005. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements. While our current plan is to fund our operations through product sales in 2007, we may be required to modify that plan, or seek outside sources of financing if our operating and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. While management has already significantly reduced expenditure levels, in the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to further materially modify our business plan, including making further reductions in expenditures. Management believes it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and the company was unable to obtain alternative financing, it could create a material adverse change in the business.

Net Revenues.    Our revenues are derived from the following types of offerings:

•	Games. Our video games consist of ‘‘premium’’ titles and ‘‘value’’ titles for console and handheld video game systems. Premium titles are higher-priced video games that typically involve greater development and marketing costs. We work with third-party development studios to develop our own proprietary titles and we also license rights to well-known properties from third parties. Value titles are typically sold at suggested retail prices below $20 and typically involve comparatively lower development and marketing costs than our premium titles; and

•	Other digital entertainment products. Our GBA Video titles utilize compression technology that enables users to view up to 90 minutes of color video content with stereo audio on their GBA or DS, using a standard GBA cartridge and with no additional hardware required. We enter into licensing agreements with entertainment industry leaders for GBA Video content. In addition, we develop, manufacture and market a variety of digital media peripherals and applications including a stand-alone TV Arcade ‘‘plug-and-play’’ video game system which consists of a firmware-enabled joystick that connects directly to a user’s television and plays pre-installed video games without the need for a dedicated console.

Our revenues are recognized net of reserves for price protection and other allowances. See ‘‘Critical Accounting Policies’’ below.

Cost of Sales.    Cost of sales consists of product costs and amortization of software development costs and license fees. A significant component of our cost of sales is product costs. These are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales.

Gross Profit.    Gross Profit is the excess of net revenues over product costs and amortization of software development and license fees. Our gross profit is directly affected by the mix of revenues from our premium and value titles. The excess of net revenues over product costs has the potential to be substantially higher from publishing premium titles given the relatively similar manufacturing costs and higher sales prices. However, development and license fees incurred to produce premium games are generally incurred up front and amortized to cost of sales. The recovery of these costs and total gross profit is dependent upon achieving a certain sales volume, which varies by title. Our value titles are generally characterized as having lower gross profit margin potential than premium titles as a result of their lower sales price, and lower financial risk associated with the recovery of upfront development and license fees associated with premium game titles.

Product Research and Development Expenses.    Product research and development expenses relate principally to our cost of supervision of the third-party developers of our video games and other products, testing new products and conducting quality evaluations during the development cycle. Costs incurred are employee-related, may include equipment and are not allocated to cost of sales. Although there can be no assurance, we anticipate that, with our focus now on low-cost handheld game and value products, expenditures for product research and development will decrease as a percentage of net sales from historical levels.

Selling and Marketing Expenses.    Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. A large component of this expense relates to marketing and promotion expenses, which includes certain customer marketing allowances. We anticipate that our focus now on low-cost handheld games and value products will result in decreased sales and marketing expense as a percentage of net sales from historical levels.

General and Administrative Expenses.    General and administrative expenses primarily represent employee related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. Professional fees, including legal and accounting expenses, typically represent the second largest component of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as SEC filings. We expect to continue to incur increased costs related to the currently pending shareholder lawsuits, as well as for consultants in connection with our required compliance with recently enacted regulations regarding corporate governance and accounting. Under our revised business plan we expect a decrease in certain general and administrative expenses as a result of decreased headcount and related expenses.

Interest and Financing Costs.    Interest and financing costs are directly attributable to our factoring and our inventory financing arrangements.

(Benefit) Provision for Income Taxes.    For the year ended 2005, we incurred a loss and recognized the availability for income tax purposes of a carryback of such losses to the prior year. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Since the Company has a history of losses, a full valuation allowance has been established under the provisions of SFAS No. 109 and the company intends to maintain a valuation allowance for its net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

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

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout management’s discussion and analysis of financial condition and results of operations where such policies affect our reported and expected financial results.

Revenue Recognition.    The Company recognizes revenue upon shipment of its product when title and risk of loss are transferred, and persuasive evidence of an arrangement exists. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. Revenues, including sales to resellers and distributors, are recognized when these conditions are met.

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

Inventory.    Inventory, which consists primarily of finished goods, is stated at the lower of cost as determined by the first-in, first-out method, or market. The Company estimates the net realizable value of slow-moving inventory on a title-by-title basis and charges the excess of cost over net realizable value to cost of sales.

Reserves for Price Protection and Other Allowances.    We derive revenue from the sale of packaged video game software designed for play on consoles such as PlayStation 2, Xbox and GameCube, and hand-held game devices, including the GBA, DS and PSP. We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular advertisement, are reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. Generally price protection for premium-priced titles is higher than that needed for our value titles. Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the year ended October 31, 2006, 2005 and 2004, we provided allowances for future price protection and other allowances of $3.8 million, $15.1 million and $6.7 million respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse; however, for the year ended October 31, 2005, we recorded charges for an accounts receivable write-off of $322,000 as a result of a customer bankruptcy.

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

Commencing upon a related product’s release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products to which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. As of October 31, 2006 and 2005, we charged operations $2.4 million and $26.3 million, respectively, to write-off all capitalized costs related to video games and intellectual property rights for which development was stopped. We also charged $10.5 million to cost of sales, in 2005, to recognize impairments in the carrying value for games already released by October 31, 2005.

Accounting for Stock-Based Compensation.    In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS 123(R)’’). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) on November 1, 2005. SFAS 123(R) permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. We have decided to use the modified prospective transition method, which require that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended October 31,
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of sales
Product costs	48.4	64.3	55.5
Software development costs and license fees	21.9	38.0	15.8
Gross (loss) profit	29.7	(2.3)	28.7
Operating expenses
Product research and development	3.9	5.7	2.5
Selling and marketing	16.4	40.5	11.3
General and administrative	16.9	18.3	5.0
Depreciation and amortization	0.6	1.5	0.4
Loss on impairments and other expenses (income)	(3.6)	49.2	(0.5)
Operating (loss) income	(4.5)	(117.5)	10.0
Interest and financing costs and other non-operating expenses	3.6	3.2	18.1
Loss before income taxes	(8.0)	(120.7)	(8.1)
(Benefit) provision for income taxes	—	(2.0)	1.1
Net loss	(8.0)%	(118.7)%	(9.2)%

Year ended October 31, 2006 versus year ended October 31, 2005

Net Revenues.    Net revenues for the year ended October 31, 2006 increased to $66.7 million from $59.7 million in the comparable period last year. The $7.0 million increase is primarily due to increased international sales and a lower provision for price protection and other allowances on domestic sales. The lower provision for price protection and other allowances is the result of a higher sell-through percentage at retailers for titles released during the year ended October 31, 2006. This is reflective of our change in strategy of selling fewer premium games.

Gross (Loss) Profit.    Gross profit for the year ended October 31, 2006 was $19.8 million compared to a gross loss of ($1.4) million in the prior year. The increase of $21.2 million is primarily due to a $10.5 million charge to cost of sales during the year ended October 31, 2005 to recognize impairments in the carrying value of games for which orders received were significantly below expectations, a decrease in provisions for price protection and other allowances, and increased sales in Europe. Gross profit as a percentage of net sales increased to 30% compared to (2%) in the prior year.

Product Research and Development Expenses.    For the year ended October 31, 2006 product research and development costs decreased $0.8 million to $2.6 million from $3.4 million in the comparable period in 2005. The decrease is principally attributable to a lower number of quality assurance employees as a result of the fewer number of premium game projects currently in the development cycle.

Selling and Marketing Expenses.    For the year ended October 31, 2006 total selling and marketing expenses were $10.9 million, a $13.3 million decrease from $24.2 million for the comparable period last year. The decrease is primarily the result of higher media costs related to premium games launched in the year ended October 31, 2005. During 2006, we changed our strategy to focus on value titles which typically require lower expenditures for advertising and marketing than premium titles. Sales, selling and marketing as a percentage of net sales decreased to 16% from 41% in the same period in the prior year. We expect selling and marketing to decline as a percentage of net sales as value games require less marketing than premium console games.

General and Administrative Expenses.    For the year ended October 31, 2006 general and administrative expenses increased to $11.3. million from $10.9 million during the comparable period in

2005. The $0.4 million increase is primarily due to higher non cash compensation costs, partially offset by lower franchise taxes resulting from a lower asset base used to calculate the taxes. For the year ended October 31, 2006 we recorded $1.8 million of stock compensation expense related to the adoption of SFAS 123 (R) effective November 1, 2005, and $0.5 million for stock and warrants issued for services. For the year ended October 31, 2005 we recorded a non-cash compensation charge of $1.4 million, primarily related to a below market stock option grant to our former CEO. This option grant was subsequently forfeited as part of his severance agreement. General and administrative expenses for the twelve months ended October 31, 2006 also include approximately $1.0 million of legal settlements and related expenses.

Other Operating Expenses.    During the year ended October 31, 2006 we recorded gains on settlement of liabilities of $4.7 million, consisting of $1.5 million related to negotiated reductions in royalties due for certain video and video game titles, $0.5 million gain on the sale of the rights to certain video game titles and a $2.7 million gain on the settlement of accounts payable for legal, marketing and development expenses for less than the invoiced amounts. In addition, we charged operations $2.4 million to write-off capitalized costs related to games for which development plans were changed such that it is uncertain whether potential value of that development will be realized.

During the year ended October 31, 2005 we recorded a provision for a loss of $1.4 million in connection with a proposed settlement with one of our distributors. We do not have significant exposure to credit risk as our factor generally buys our receivables without recourse; however, during the year ended October 31, 2005, we recorded an accounts receivable write-off of $0.3 million related to customer bankruptcies. In addition, during the year ended October 31, 2005 we recorded $1.4 million of expense related to severance agreements and we charged operations $26.3 million to write-off all capitalized costs related to the development of video games that we had determined would not be commercially viable and for which development was stopped.

Operating Loss.    For the year ended October 31, 2006 we generated an operating loss of $3.0 million, compared to an operating loss of $70.2 million during the same period in 2005. The decrease in operating loss was primarily due to higher gross profit and lower selling and marketing expenses related to our shift in product strategy, a decrease in impairment of software development costs, and gains on settlement of liabilities.

Interest and Financing Costs, net.    For the year ended October 31, 2006 interest and financing costs increased approximately $0.5 million to $2.4 million from $1.9 million in the same period in 2005. The increase is primarily attributable to an increase in the use of purchase order financing to purchase inventory and an increase in borrowing rates.

Loss on Foreign Exchange Contract.    During the year ended October 31, 2005 we recorded a loss of $48,000 related to a foreign exchange contract. There were no comparable amounts recorded in the 2006 period.

Income Taxes.    As a result of the availability of loss carryforwards, we have not recorded any provisions for federal or state income taxes in the current period. Federal and state income taxes were provided for at a combined effective rate of 40% in the 2005 period. We recorded a tax benefit of $1.2 million for the year ended October 31, 2005, net of a full valuation allowance against net deferred tax assets recorded in prior periods.

Net Loss.    For the year ended October 31, 2006, we generated a net loss of $5.4 million compared to a net loss of $70.9 million in the same period in 2005. Included in the loss for 2005 is a $1.1 million charge related to the fair value of warrants exercised at a discount.

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

Selling and marketing expenses.    For the twelve months ended October 31, 2005, selling and marketing expenses increased 76.8% to $24.2 million from $13.7 million for the prior year. Our marketing expenditures grew as a result of an increase in media campaigns and promotions to support the launch of our premium game products. As a percentage of net revenue, selling and marketing expenses increased to 40% in 2005 from 11% in 2004, due to the combined effect of increased spending and lower net revenue in 2005.

General and administrative expenses.    For 2005 general and administrative expenses increased 76% to $10.9 million from $6.2 million for the same period in the prior year. As a percentage of net revenue, general and administrative expenses increased to 18% for 2005 from 5% for 2004. The increase is attributable to additional employee related costs, professional fees, insurance and other costs incurred as a result of being a public company, including compliance costs associated with the Sarbanes Oxley Act and costs for litigation and claims including costs related to the class action lawsuit. During the year ended October 31, 2005 we recorded non-cash compensation charges of $1.4 million and $342,000, respectively, primarily related to a below market stock option grant to our former CEO. The options were forfeited in connection with his severance arrangement.

Depreciation and amortization expenses.    For 2005 depreciation and amortization expenses increased to $893,000 compared to $439,000 for the prior year and related primarily to office equipment purchases, tooling costs and the amortization of a non-compete agreement.

Loss on impairment and other operating expenses (income).    For the quarter ended October 31, 2005, we recorded a charge of $26.3 million to write-off all capitalized costs related to video games for which development was stopped or impaired. During 2005, we recorded a provision for a loss of $1.4 million in connection with a settlement with one of our distributors and in comparable prior year periods we recorded a gain of $1.2 million on the renegotiation of litigation settlement. During 2005 and 2004, we recorded charges of accounts receivable write-offs of $322,000 and $577,000, respectively, related to customer bankruptcies. In addition, during 2005 we recorded $1.4 million of expense related to severance agreements.

Operating (loss) income.    For 2005, the operating loss was $70.2 million versus operating income of $12.1 million in the prior year. The decrease in operating income was principally due to lower sales volumes, increased allowances for price protection and higher marketing costs related to our premium game releases which were not recovered as a result of weaker than planned sales of those products. In addition, as result our shift in strategy, we evaluated our existing portfolio of premium titles in development and determined to sell certain rights or cancel a number of these titles and consequently recorded impairments of $26.3 million.

Interest and financing costs, net.    For 2005, interest and financing costs decreased to $1.8 million from $2.8 million for the prior year. This resulted from the decrease in advances from the factor during the year due to the availability of funds as a result of the secondary offering and warrants exercised in January and February 2005.

Other non-operating expenses.    During the year ended October 31, 2005, we recorded a realized loss on foreign exchange of $48,000 compared to unrealized loss of $267,000 for 2004. Additionally, for 2004 we recorded a non-cash charge of $18.5 million to reflect the change in fair value of warrants and merger costs of $342,000.

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

Net loss.    For the year ended October 31, 2005, we generated a net loss of $ 70.9 million versus a net loss of $11.2 million in 2004. The increase in net loss is attributable to weak sales across all of our product lines, primarily our premium game releases, which resulted in significant reserves relating to capitalized costs, increased provisions in price protection and other allowances. The net loss attributable to common stockholders for 2005 of $72.0 million includes a $1.1 million charge related to warrants exercised at a reduced price as compared to a net loss attributable to common stockholders for 2004 of $15.4 million.

Liquidity and Capital Resources

We incurred a net loss of $5.4 million in 2006 and a net loss of $70.9 million in 2005. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements. In addition, as a result of a series of transactions during fiscal 2004 and 2005 related to, a private placement and secondary public offering, in which we sold equity securities including issuances upon the exercise of warrants, we received net proceeds of approximately $81.6 million. These proceeds were used to fund the 2005 operating loss, to fund the development of video games and the acquisition of intellectual property rights, to reduce indebtedness, and to satisfy certain settlements.

While our current plan is to fund our operations through product sales in 2007, we may be required to modify that plan, or seek outside sources of financing if our operating and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. While management has already significantly reduced expenditure levels, in the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to further materially modify our business plan, including making further reductions in expenditures. Management believes it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and the company was unable to obtain alternative financing, it could create a material adverse change in the business.

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on value products and lower-cost games for handheld systems. In conjunction with our shift in strategy, we evaluated our existing portfolio of premium console titles in development and decided to sell our rights or cancel a number of these titles. While this resulted in decreased revenues from premium game titles, these actions improved the financial position of the company by significantly reducing our future obligations and in some instances generating cash.

Going forward, we will continue to publish titles for popular handheld systems such as the GBA, DS and PSP, as well as look for opportunistic titles that fit our business model for home consoles such as the Wii and personal computers. In addition, we will look to offer a greater number of value titles and try to capitalize on our history and expertise in this market. We believe that a decreased emphasis on premium console titles, along with a renewed focus on value and handheld titles, will allow us to capitalize on our strengths and expertise. Although there can be no assurance, we expect this model will lessen the level of required working capital to support the plan.

While our cash and cash equivalents balance was $3.8 million as of October 31, 2006, we expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives. To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.

In October 2005, our factor agreed to provide availability of up to $16 million in cash advances including $10 million for letters of credit and the factor also waived our covenant requirements. The factor, in his sole discretion, can reduce the availability of financing at anytime. In addition we have $10 million of availability for letters of credit and purchase order financing with another lender.

Factoring and Purchase Order Financing.    As mentioned above, to provide liquidity, we take advances from our factor and utilized purchase order financing to fund the manufacturing of our products.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Amounts to be paid to us by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As our needs require, we may request that the factor advance 70% of the eligible receivables and advance 50% of inventory up to a maximum of $1.5 million. The interest rate is prime plus 1.5% on 50% of advances and the rate on the balance is the greater of (i) 18% per annum, or (ii) the lesser of (a) the prime rate plus 11.25% per annum or (b) 20% per annum.

Advances From Customers.    On a case by case basis, distributors and other customers have agreed to provide us with cash advances on their orders. These advances are then applied against future sales to these customers. In exchange for these advances, we offer these customers beneficial pricing or other considerations.

Commitments and Contingencies.    The following table summarizes our minimum guarantees and other contractual obligations as of October 31, 2006:

	Payments due by period
	Total of payments	Less than one year	1 – 3 Years
	(in thousands)
Contractual Obligations
Operating leases	$1,161	$453	$708
Software development (1)	1,035	1,035	—
	2,196	1,488	708
Commercial Obligations
Letters of credit (2)	4,990	4,990
Total Obligations	$7,186	$6,478	$708

(1)	Payable only upon achievement of milestones.

(2)	Arising under purchase order assignments for inventory purchases.

On November 16, 2005 Papaya Studio Corporation instituted legal proceedings against the Company for $1.9 million in the Central District Court of California alleging breach of contract. On January 29, 2007, we entered into a settlement agreement with regard to all claims relating to this litigation. Under the terms of the settlement agreement, we agreed to pay Papaya a total of $200,000 cash in installments over a period of 90 days. In addition, as part of the settlement, and in connection with Lin Shen, Papaya’s President becoming a consultant to the Company, we will grant Ms. Shen shares of our common stock worth $365,000, with the value of each share to be based on the average closing price of our common stock for the four weeks prior to the settlement date. In addition, to the extent Ms. Shen does not obtain proceeds of $365,000 from sales of these shares over a period of 10-12 months, subject to certain trading limitations, we will pay Ms. Shen in cash the difference between the proceeds received from sales of the shares and $365,000. In addition, as part of the settlement, we transferred to Papaya ownership of any video game assets developed by Papaya under the contract that was the subject of this litigation.

In July 2005, four purported class action complaints were filed against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. On September 12, 2005, a fifth purported class action complaint was filed in the same court on behalf of a class of individuals who purchased shares of our common stock in the Company’s January 26, 2005 offering of six million shares of common stock.

On October 11, 2005, the Court consolidated the five cases and appointed a Lead Plaintiff. On December 14, 2005, Lead Plaintiff filed an Amended Consolidated Complaint, which is now the operative Complaint. The Complaint names as defendants the Company, Carl Yankowski, Jan E. Chason, Jesse Sutton, Joseph Sutton, Morris Sutton, Laurence Aronson, F. Peter Cuneo, James Halpin, Louis Lipschitz, Marc Weisman, the financial institutions that served as the underwriters of the Offering (RBC Capital Markets Corporation, JMP Securities LLC, Harris Nesbitt & Corp., and Wedbush Morgan Securities Inc.), and the Company’s auditor, Goldstein Golub Kessler LLP.

The Complaint alleges that the Registration Statement and Prospectus filed with the SEC in connection with the Company’s Offering and certain of the Company’s press releases and other public filings contained material misstatements and omissions about the Company’s financial condition and prospects as well as its products. Lead Plaintiff asserts a claim under Section 11 of the Securities Act against all the defendants on behalf of investors who purchased in the Offering. It asserts a Section 12(a)(2) claim against Majesco and the financial institutions who served as underwriters in connection with the Offering, and a Section 15 control person claim against defendants Carl Yankowski, Jan Chason, Jesse Sutton, Joseph Sutton, and Morris Sutton. Lead Plaintiff also asserts a claim under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against defendants the Company, Carl Yankowski, Jan Chason, Jesse Sutton, Joseph Sutton, and Morris

Sutton and a claim under Section 20(a) of the Exchange Act against defendants Carl Yankowski, Jan Chason, Jesse Sutton, Joseph Sutton and Morris Sutton. The Complaint seeks damages in an unspecified amount. The proposed class period for the Exchange Act claims is December 8, 2004 through September 12, 2005.

On October 10, 2006, Trinad Capital Master Fund, Ltd., a shareholder of our common stock, filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The current or former officers and directors named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. The Complaint also named the Company’s outside auditors, Goldstein Golub Kessler LLP, as a defendant. Goldstein Golub Kessler LLP has since been voluntarily dismissed without prejudice. The allegations in the Complaint are similar to those in the Amended Consolidated Complaint filed in the In re: Majesco Securities Litigation putative class action discussed above. The Complaint alleges three causes of action: (1) a claim under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) against all the named defendants; (2) a claim under Section 20(a) of the Exchange Act against Morris Sutton, Jesse Sutton and Joseph Sutton; and (3) a common law fraud claim against Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. Trinad seeks compensatory damages of no less than $10 million. This amount is sought with respect to each claim. In connection with the fraud claim, Trinad also seeks $10 million in punitive damages.

On November 2, 2006, Trinad Capital Master Fund, Ltd., filed a complaint, purportedly on behalf of the Company, against certain current or former directors of the Company in the United States District Court for the District of New Jersey. The individuals named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton, Louis Lipschitz and Laurence Aronson. The complaint also names the Company as a nominal defendant. The complaint alleges that, from late 2004 through the filing date, defendants breached their fiduciary duties which caused damage to the Company. The complaint does not specify the amount of damages sought. A response to the Complaint is due on January 31, 2007.

Cash Flows

Cash and cash equivalents were $3.8 million as of October 31, 2006 compared to $2.4 million at October 31, 2005. Working capital as of October 31, 2006 was $1.0 million compared to $3.8 million at October 31, 2005.

Operating Cash Flows.    Our principal operating source of cash is from the sales of our interactive entertainment products.  Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses. For the year ended October 31, 2006 we generated approximately $0.2 million from operations. The increase in cash provided by operating activities reflects our change in strategy to video games with lower upfront development and license acquisition costs. Included in cash from operations is approximately $9.1 million from the sale of the rights to certain video game titles which were in development.

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

For the year ended October 31, 2004, we used $18.9 million of cash in operating activities. Our net loss attributable to common stockholders of $15.4 million was principally attributable to the $18.5 million charge for the change in fair value of the warrants less a gain of $1.2 million from the renegotiation of a litigation settlement, which were both non-cash items. Our cash usage was attributable to (i) the increase in due from factor of $9.5 million reflecting higher receivables from customers net of advances from the factor, (ii) an increase in inventory of $1.8 million, (iii) a decrease in advances from customers for prepayments of $9.5 million as a result of our fulfillment of their related orders in the first quarter, (iv) increased expenditures for capitalized software development and prepaid license costs of $30.8 million for video games in development net of amortization of $19.1 million, as well as royalty advances to content providers for GBA Video, net of amounts expensed during the period and (v) payments of $5.5 million related to a settlement obligation. This was partially offset by increases in cash attributable to an increase in accounts payable and accrued expenses of $11.8 million, reflecting the significant increased level of operations in the fiscal 2004 fourth quarter.

Investing Cash Flows.    Cash used in investing activities for the year ended October 31, 2006, 2005 and 2004 are primarily related to purchases of computer equipment and leasehold improvements of $0.2, $0.5, and $0.3 million, respectively.

Financing Cash Flows.    Net cash generated by financing activities for the year ended October 31, 2006 was $1.4 million and consisted of proceeds from purchase order financing.

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

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9a.    Controls and Procedures.

Our management, with the participation of our Interim chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

No system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 9b.    Other Information.

Not applicable

PART III

The information required by Part III of Form 10-K under

•	Item 10 – Directors and Executive Officers of the Registrant

•	Item 11 – Executive Compensation

•	Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•	Item 13 – Certain Relationships and Related Transactions

•	Item 14 – Principal Accountant Fees and Services

is incorporated by reference from our definitive proxy statement relating to the 2007 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2006 fiscal year end.

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

(3)    Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted.

2.1	Agreement and Plan of Merger, dated as of November 10, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.1 to an Amendment to our Current Report on Form 8-K filed on December 22, 2003).
2.2	Amendment to Agreement and Plan of Merger, dated December 3, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on December 22, 2003).
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).
4.1	Certificate of Designations, Preferences and Rights of 7% Cumulative Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on February 20, 2004 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2004).
4.2	Form of investor Subscription Agreement (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 1, 2004).
4.3	Form of warrant issued to investors (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on March 1, 2004).

4.4	Form of placement agent warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on March 1, 2004).
10.1	Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).
10.2	Xbox Publisher License Agreement, dated January 31, 2001, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.3 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).
10.3	Amendment to the Xbox Publisher Licensing Agreement, dated April 4, 2002, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2004).
10.4	Amendment to the Xbox Publisher Licensing Agreement (Xbox Live Distribution) dated March 17, 2003, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.4 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).
10.5	Amendment to the Xbox Publisher License Agreement (Tiered Royalty Rate Structure and Xbox Platinum Hits Program), dated January 31, 2003, by and between Microsoft Corporation and Majesco Sales Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 3, 2004).
10.6	PlayStation 2 Licensed Publisher Agreement, dated April 1, 2000, by and between Sony Computer Entertainment America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 3, 2004).
10.7	License Agreement for Game Boy Advance (Western Hemisphere), dated May 10, 2001, by and between Nintendo of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).
10.8	License Agreement for GameCube, (Western Hemisphere), dated January 11, 2001, by and between Nintendo of America, Inc. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.2 to an Amendment to our Current Report on Form 8-K filed on October 22, 2004).
10.9	Escrow Agreement, dated February 19, 2004, by and among Majesco Holdings Inc., Jesse Sutton, Joseph Sutton, Adam Sutton, Morris Sutton, on behalf of Sarah Sutton and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.17 to an Amendment to our Registration Statement on Form S-1 filed on October 19, 2004).
10.10	Employment Agreement, dated August 24, 2004, by and among Majesco Holdings Inc., Majesco Sales Inc. and Carl Yankowski (incorporated by reference to Exhibit 10.1 to an Amendment to our Current Report on Form 8-K filed on August 31, 2004).
10.11	Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).
10.12	Amendment to Factoring Agreement, dated March 18, 1999, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).
10.13	Amendment to Factoring Agreement, dated September 30, 2004, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).

10.14	Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).
10.15	Master Purchase Order Assignment Agreement, dated July 21, 2000, between Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 22, 2004).
10.16	Sixth Amendment to Master Purchase Order Assignment Agreement, dated September 12, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 22, 2004).
10.17	Seventh Amendment to Master Purchase Order Assignment Agreement, dated October 16, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 22, 2004).
10.18	Eighth Amendment to Master Purchase Order Assignment Agreement, dated April 14, 2004, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 22, 2004).
10.19	Guaranty and Pledge Agreement, dated July 21, 2000, by and among Jesse Sutton, Joseph Sutton, Morris Sutton, Adam Sutton and Transcap Trade Finance (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 22, 2004).
10.20	Employment Agreement, dated February 2, 2005 by and between Majesco Holdings Inc., Majesco Sales Inc. and Lester E. Greenman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 17, 2005).
10.21	Form of Warrant Exercise Agreement, dated December 17, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2005).
10.22	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
10.23	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
10.24	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
10.25	Employment Agreement, dated June 27, 2005, by and between Majesco Entertainment Company and John Gross (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2005).
10.26	Severance Agreement, dated July 8, 2005, by Majesco Entertainment Company and Carl Yankowski (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 14, 2005).
10.27	Separation Agreement, dated August 2, 2005, by Majesco Entertainment Company and Lester E. Greenman (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on September 14, 2005).
10.28	Revised Director Compensation Policy (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on September 14, 2005).
10.29	Amendment to Factoring Agreement, dated October 18, 2005 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on February 1, 2006).

10.30	Compensation Arrangements with Interim Chief Executive Officer and Chairman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 9, 2006).
*21.1	Subsidiaries.
*23.1	Consent of Goldstein Golub Kessler LLP.
*31.1	Certification of Principal Executive Officer
*31.2	Certification of Principal Financial Officer.
*32.1	Section 1350 Certificate of President and Chief Financial Officer.

*	Filed herewith.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

By:	/s/ Jesse Sutton

Date: January 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Sutton	Interim Chief Executive Officer and Director	January 29, 2007

/s/ John Gross	Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2007

John Gross

/s/ Laurence Aronson	Director	January 29, 2007

Laurence Aronson

/s/ Louis Lipschitz	Director	January 29, 2007

Louis Lipschitz

/s/ Mark Stewart	Director	January 29, 2007

Mark Stewart

/s/ Stephen Wilson	Director	January 29, 2007

Stephen Wilson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheet — October 31, 2006 and 2005	F-3
Consolidated statement of operations — Year ended October 31, 2006, 2005 and 2004	F-4
Consolidated statement of stockholders’ equity — Year ended October 31, 2006, 2005, 2004 and 2003	F-5 – F-6
Consolidated statement of cash flows — Year ended October 31, 2006, 2005 and 2004	F-7
Notes to consolidated financial statements	F-8 – F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Majesco Entertainment Company

We have audited the accompanying consolidated balance sheets of Majesco Entertainment Company and subsidiary as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Majesco Entertainment Company and subsidiary as of October 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2006, in conformity with United States generally accepted accounting principles.

As disclosed in Note 3, the Company changed its method of accounting for stock-based compensation, effective November 1, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
January 19, 2007

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
(dollars in thousands)

	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,794	$2,407
Due from factor	1,189	—
Accounts and other receivables	3,103	622
Income taxes receivable	—	826
Inventory	2,438	8,058
Capitalized software development costs and license fees	1,489	17,278
Prepaid expenses	2,226	508
Total current assets	$14,239	$29,699
Property and equipment – net	701	862
Other assets	71	142
Total assets	$15,011	$30,703
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,911	$18,494
Due to factor	—	6,964
Inventory financing payables	1,390	—
Advances from customers	961	484
Total current liabilities	13,262	25,942
Stockholders’ equity:
Common stock – $.001 par value; 250,000,000 shares authorized; 23,427,462 and 22,242,476
Issued and outstanding at October 31, 2006 and October 31, 2005 respectively	23	22
Additional paid in capital	94,529	92,158
Accumulated deficit	(92,754)	(87,388)
Accumulated other comprehensive loss	(49)	(31)
Total stockholders’ equity	1,749	4,761
Total liabilities and stockholders’ equity	$15,011	$30,703

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except share amounts)

	Year Ended October 31,
	2006	2005	2004
Net revenues	$66,683	$59,716	$120,984
Cost of sales
Product costs	32,259	38,384	67,151
Software development costs and license fees	14,599	22,717	19,091
	46,858	61,101	86,242
Gross profit (loss)	19,825	(1,385)	34,742
Operating costs and expenses
Product research and development	2,607	3,415	2,994
Selling and marketing	10,910	24,160	13,664
General and administrative	11,251	10,937	6,156
Depreciation and amortization	430	893	439
Write-off of accounts receivable	—	322	577
(Gain) loss on settlements	(4,753)	1,437	(1,200)
Loss on impairment of software development costs	2,375	26,281	—
Severance	—	1,360	—
	22,820	68,805	22,630
Operating (loss) income	(2,995)	(70,190)	12,112
Other expenses
Interest and financing costs, net	2,371	1,869	2,806
Realized/unrealized loss on foreign exchange contract	—	48	267
Change in fair value of warrants	—	—	18,459
Merger costs	—	—	342
Loss before income taxes	(5,366)	(72,107)	(9,762)
(Benefit) provision for income taxes	—	(1,207)	1,424
Net loss	(5,366)	(70,900)	(11,186)
Fair value charge for warrants exercised at a discount		1,100
Deemed dividend to preferred stockholders	—	—	759
Preferred stock dividend	—	—	1,261
Fair value of warrants issued in connection with lock-up agreements	—	—	2,182
Net loss attributable to common stockholders	$(5,366)	$(72,000)	$(15,388)
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.24)	$(3.48)	$(1.84)
Weighted average shares outstanding:
Basic and diluted	22,616,419	20,686,863	8,385,657

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock – $.001 par value		Sales A Preferred Stock – $.001 par value		7% Preferred Stock – $.001 par value		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount
Balance – October 31, 2003	2,189,285	$2	132,142	$—	—	$—	$298	$(16,012)	$(18)	$(15,730)
Reclassification of accumulated deficit as a result of revocation of S Corporation election	—	—	—	—	—	—	(16,012)	16,012	—	—
Effect of recapitalization – reverse merger	3,264,805	3	—	—	—	—	(3)	—	—	—
Issuance of units pursuant to private placement memorandum, net of initial classification of $20,730 warrant liability and net of related expenses of $4,653	—	—	—	—	369	—	449	—	—	449
Issuance of units in connection with settlement of loans payable – stockholders	—	—	—	—	14	—	1,000	—	—	1,000
Deemed dividend – beneficial conversion charge	—	—	—	—	—	—	759	(759)	—	—
Surrender of Series A preferred stock	—	—	(50,301)	—	—	—	—	—	—	—
Issuance of common stock upon conversion of:
Series A preferred stock	5,810,721	6	(81,841)	—	—	—	(6)	—	—	—
Loan payable – related party	285,714	—	—	—	—	—	1,000	—	—	1,000
Warrants	20,355	—	—	—	—	—	—	—	—	—
7% convertible preferred stock	3,832,824	4	—	—	(383)	—	(4)	—	—	—
Reclassification of warrant liability	—	—	—	—	—	—	39,189	—	—	39,189
Issuance of stock options for services rendered	—	—	—	—	—	—	26	—	—	26
Value of warrants issued to investors	—	—	—	—	—	—	2,182	(2,182)	—	—
Non-cash stock option compensation	—	—	—	—	—	—	316	—	—	316
Preferred dividend payable in common stock	—	—	—	—	—	—	—	(1,261)	—	(1,261)
Net loss								(11,186)	—	(11,186)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(18)	(18)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	11,204
Balance – October 31, 2004	15,403,704	15	—	—	—	—	29,194	(15,388)	(36)	13,785
Issuance of common stock in connection with:
Secondary offering (net of underwriting discounts, commissions and expenses of $4,148)	3,682,176	4	—	—	—	—	41,875	—	—	41,879
Exercise of warrants at $5.95 (net of expenses of $488)	1,171,418	1	—	—	—	—	7,581	(1,100)	—	6,482
Exercise of warrants at $7.00 (net of expenses of $1,111)	1,889,985	2	—	—	—	—	12,106	—	—	12,108
Issuance of common stock as dividend on preferred stock	78,283	—	—	—	—	—	1,261	—	—	1,261
Non-cash director compensation	16,246	—	—	—	—	—	80	—	—	80

	Common Stock – $.001 par value		Sales A Preferred Stock – $.001 par value		7% Preferred Stock – $.001 par value		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Number	Amount
Settlement obligation related to predecessor company	664	$—	—	$—	—	$—	$(1,235)	$—	$—	$(1,235)
Non-cash compensation charges	—	—	—	—	—	—	1,296	—	—	1,296
Net loss	—	—	—	—	—	—	—	(70,900)	—	(70,900)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	5	5
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(70,895)
Balance – October 31, 2005	22,242,476	$22	—	$—	—	$—	$92,158	$(87,388)	$(31)	$4,761
Issuance of common stock in connection with:
settlement of accounts payable	116,442	—	—	—	—	—	126	—	—	126
restricted stock grants – directors	71,393	—	—	—	—	—	127	—	—	127
restricted stock grants – employees	997,151	1	—	—	—	—	114	—	—	115
Non-cash compensation charges – stock options	—	—	—	—	—	—	1,818	—	—	1,818
Issuance of warrants for services							186			186
Net loss	—	—	—	—	—	—	—	(5,366)	—	(5,366)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(18)	(18)
Total comprehensive loss	—	—	—	—	—	—	—	—		(5,384)
Balance – October 31, 2006	23,427,462	$23	—	$—	—	$—	$94,529	$(92,754)	$(49)	$1,749

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Year Ended October 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,366)	$(70,900)	$(11,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of warrants	—	—	18,459
Depreciation and amortization	430	893	439
Amortization of capitalized software development costs and prepaid licenses fees	11,051	22,717	19,091
Non-cash compensation expense	2,246	1,376	342
Write-off of accounts receivable	—	322	577
Loss (gain) on settlements	(4,753)	1,437	(1,200)
Loss on impairment of software development costs	2,375	26,281	—
Changes in operating assets and liabilities
Decrease (increase) in due to/from factor – net	(8,153)	15,834	(9,472)
Increase in accounts and other receivables	(2,481)	—	—
Decrease (increase) in inventory	5,620	4,696	(1,760)
Decrease (increase) in capitalized software development costs and prepaid license fees	2,863	(52,879)	(30,823)
Decrease (increase) in income tax receivable	826	(826)	—
Decrease (increase) in prepaid expenses	(1,718)	323	150
Decrease (increase) in other assets	9	114	(368)
Increase (Decrease) in accounts payable and accrued expenses	(3,204)	(1,492)	11,847
Increase (decrease) in advances from customers	477	(1,687)	(9,453)
Payment of settlement obligations	—	(1,235)	(5,510)
Net cash provided by (used in) operating activities	222	(55,026)	(18,867)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(207)	(451)	(319)
Net cash used in investing activities	(207)	(451)	(319)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from secondary offering	—	41,879	—
Net proceeds from exercise of warrants at discoun t	—	6,482	—
Net proceeds from exercise of warrants	—	12,108	—
Inventory financing	1,390	(6,750)	3,684
Repayments – loans from stockholders – net	—	—	(2,562)
Principal payments on capital lease obligations	—	—	(41)
Repayment to officer – net	—	—	(200)
Proceeds from private placement, net of expenses	—	—	21,179
Convertible loan from related party	—	—	1,000
Net cash provided by financing activities	1,390	53,719	23,060
Effect of exchange rates on cash and cash equivalents	(18)	(5)	(18)
Net increase (decrease) in cash and cash equivalents	1,387	(1,763)	3,856
Cash and cash equivalents – beginning of year	2,407	4,170	314
Cash and cash equivalents – end of year	$3,794	$2,407	$4,170
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$2,285	$1,869	$2,806
Cash paid during the year for income taxes	—	$1,325	$240
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in payment of accounts payable	$126	—	—
Settlement of loans from stockholders	—	—	$1,000
Fair value charge for warrants exercised at discount		$1,100	—
Issuance common stock as repayment of loan from related party	—	—	$1,000
Issuance of common stock as a dividend on the preferred stock	—	$1,261	—
Deemed dividend arising from beneficial conversion feature of the preferred stock	—	—	$759
Dividend declared on preferred stock payable in common stock	—	—	$1,261
Fair value of warrants issued in connection with lock-up agreement	—	—	$2,182

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

Majesco Entertainment Company and its wholly owned UK subsidiary (‘‘Majesco’’ or ‘‘Company’’) is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.

On December 3, 2003, the Company consummated a merger (the ‘‘Merger’’) with Majesco Sales Inc. (‘‘MSI’’). Pursuant to the Merger, MSI became a wholly-owned subsidiary. As a result of the Merger, the former stockholders of MSI were the controlling stockholders of the Company. Prior to the Merger, the Company had no substantial assets. Accordingly, the transaction was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization of MSI, rather than a business combination. Therefore, the historical financial statements of MSI are the historical financial statements of the Company and historical stockholders’ equity of MSI has been restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination.

On April 4, 2005, the Company and its principal subsidiary MSI merged and in connection with this merger, changed its name to Majesco Entertainment Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of October 31, 2006, assuming continued availability of funding at previous levels by the current factor or alternative sources, management believes that there will be sufficient capital resources from operations and financing arrangements for the next twelve months in order to meet our requirements for: development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products.

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

2.    PRINCIPAL BUSINESS ACTIVITY

The Company is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.

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

Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo’s Game Boy Advance, or GBA, DS, Micro and GameCube, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox and the personal computer, or PC.

The Company’s offerings include video game software and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating decision makers, the chief executive and other officers, use consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment. Net sales for the Company in the United States were $56.8 million or 85.2% of net sales for the twelve months ended October 31, 2006. Net sales in Europe were $9.9 million or 14.8% of net sales for the year ended October 31, 2006. There were no material sales in Europe for the corresponding periods in prior years.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company estimates potential future product price protection and other allowances related to current period product revenue. The Company analyzes historical experience, current sell through of retailer inventory of the Company’s products, current trends in the video game market, the overall economy, changes in customer demand and acceptance of the Company’s products and other related factors when evaluating the adequacy of price protection and other allowances.

Sales incentives or other consideration given by the Company to customers that are considered adjustments of the selling price of its products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of the Company’s products in a customer’s national circular ad, are reflected as selling and marketing expenses.

Shipping and handling, which consist principally of transportation charges incurred to move finished goods to customers, amounted to $0.5 million, $1.1 million and $1.7 million and are included in selling expenses for the years ended October 31, 2006, 2005 and 2004, respectively.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commencing upon the related product’s release, capitalized software development and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products for which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

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

During the twelve months ended October 31, 2005, we charged operations $26.3 million to write-off all capitalized costs related to video games for which development was stopped. We also charged $10.5 million to cost of sales to recognize impairments in the carrying value for games released for which sales were significantly below expectations. As of October 31, 2006, we charged operations $2.3 million to write-off capitalized costs related to video games for which development was stopped.

Advertising Expenses.    The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns which are deferred and charged to expense at the first run of the ad. Advertising costs charged to operations were $5.0 million, $7.1 million and $3.6 million for the years ended October 31, 2006, 2005, and 2004, respectively.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The implementation of FAS No. 123 (R) has resulted in charges of $1.8 million for the twelve month period ended October 31, 2006.

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

(in thousands, except per share amounts)	Twelve Months Ended October 31, 2005	Twelve Months Ended October 31, 2004
Net income (loss) – as reported	$(70,900)	$(11,186)
Add: total stock based employee compensation expense determined under intrinsic value based methods for all awards	1,376	190
Less: stock based employee compensation determined under fair value based method net of income tax effect	(2,339)	(2,053)
Net income (loss) – pro forma	$(71,863)	$(13,049)
Net income (loss) attributable to common stockholders per share:
Basic and diluted net loss per share as reported	$(3.44)	$(1.84)
Pro forma basic and diluted basic loss per share	$(3.49)	$(2.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 31, 2006	October 31, 2004 and 2005
Risk free annual interest rate	4.30%	2.71% to 3.85%
Expected volatility	90%	30% to 90%
Expected life	5 years	5 years
Assumed dividends	None	None

Effective November 1, 2005, the Company adopted FAS No. 123 (R) utilizing the modified prospective method. FAS No. 123 (R) requires the recognition of stock-based compensation expense in the financial statements.

Under the modified prospective method, the provisions of FAS No. 123 (R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, ‘‘Accounting for Stock Based Compensation’’, shall be recognized in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of seven years. Compensation expense for stock options is recognized on a straight line basis over the period of the award.

The fair value for options issued was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based on our historical stock prices and those of comparable companies. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents.    Cash equivalents consist of highly liquid investments with insignificant rate risk and with maturities of three months or less at the date of purchase.

At various times, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

Inventory.    Inventory, which consists primarily of finished goods, is stated at the lower of cost as determined by the first-in, first-out method, or market. The Company estimates the net realizable value of slow-moving inventory on a title-by-title basis and charges the excess of cost over net realizable value to cost of sales.

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

Foreign Currency Translation.    The functional currency of the Company’s foreign subsidiary is its local currency. All assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the year, and revenue and operating expenses are translated at weighted average exchange rates during the year. The resulting translation adjustments are included in accumulated other comprehensive loss in the statement of stockholders’ equity.

Loss per share.    Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per common share has not been presented for the periods because the impact of the conversion or exercise, as applicable, of the following warrants, stock options, placement agent warrants and lock-up warrants would be antidilutive.

	October 31,
	2006	2005
Warrants	878,571	878,571
Stock options	1,527,494	1,820,550
Placement agent warrants	665,739	665,739
Lock-up warrants	526,377	526,377
Warrants issued for services	150,000	—

Recent accounting pronouncements.    In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (‘‘SFAS 154’’), ‘‘Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20,’’ ‘‘Accounting Changes’’ and FASB Statement No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements.’’ SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company has adopted the provisions of FAS 154 and does not expect any material effect on its results of operations or financial position.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006 the FASB issued interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications.    For comparability, certain 2005 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2006.

4.    FACTORED RECEIVABLES

The Company uses a factor to approve credit and to collect the proceeds from a substantial portion of its sales. The Company also utilizes purchase order financing through the factor to provide funding for the manufacture of its products (see Note 7). In connection with these arrangements, the factor has a security interest in substantially all of the Company’s assets. In addition, certain officers of the Company provide limited personal guarantees in connection with these arrangements.

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

In addition, the Company may request that the factor provide cash advances based upon the Company’s accounts receivable and inventory. The factor may either accept or reject the request for advances in its discretion. Amounts to be advanced to the Company by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As of October 31, 2006, the factor was advancing approximately 70% of the eligible accounts receivable and also is advancing approximately 25% of inventory, up to a maximum of $6 million. Total advances under the factoring arrangement include letters of credit for purchase order financing (see Note 7) and is limited to $16 million in cash advances including $2 million for letters of credits. The interest rate is prime plus 1.5% on 50% of advances and the rate on the balance is the greater of (i) 18% per annum, or (ii) the lesser of (a) the prime rate plus 11.25% per annum or (b) 20% per annum. The factor’s charges and interest expense on the advances are included in ‘‘interest and financing costs’’ in the accompanying consolidated statement of operations.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due from (to) factor consists of the following:

	October 31, (in thousands)
	2006	2005
Accounts receivable sold to factor	$14,384	$4,842
Less: allowances	(4,047)	(9,551)
advances from factor	(9,148)	(2,255)
	$1,189	$(6,964)

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Year Ended October 31, (in thousands)
	2006	2005	2004
Balance – beginning of year	$(9,551)	$(4,860)	$(2,173)
Add: provisions	(3,799)	(15,091)	(6,664)
Less: amounts charged against allowance	9,303	10,400	3,977
Balance – end of year	$(4,047)	$(9,551)	$(4,860)

5.    PREPAID EXPENSES

The following table presents the major components of prepaid expenses:

	October 31, (in thousands)
	2006	2005
Advance payments for inventory	$1,934	$—
Other (less than 5% of total assets)	292	508
	$2,226	$508

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses:

	October 31, (in thousands)
	2006	2005
Accounts payable-trade	$4,992	$9,563
Royalties	3,233	5,634
Sales commissions	406	467
Salaries and other compensation	499	1,481
Other accruals	1,781	1,348
	$10,911	$18,493

7.    INVENTORY FINANCING PAYABLE

The Company has arrangements with its factor and a finance company for purchase order financing in order to provide letters of credit necessary for the manufacture of our products. Manufacturers require the Company to present letters of credit in order to manufacture the products

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required under purchase orders from the Company’s customers. The Company utilizes letters of credit from a finance company, which charges 3.3% of the purchase order amount for each transaction for 60 days. The Company’s factor also provides letters of credit for which the factor charges 0.5% of the purchase order amount for 30 days. Additional charges are incurred if the letters of credit remain outstanding in excess of the original time period and/or the financing company is not paid at the time the products are received.

8.    ADVANCES FROM CUSTOMERS

In certain instances, customers and distributors have agreed to provide the Company with cash advances on their orders. These advances ($961,000 and $ 484,000 at October 31, 2006 and 2005, respectively) are then applied against future sales to these customers.

9.     SETTLEMENTS AND OTHER

During the year ended October 31, 2006 we recorded gains on settlement of liabilities of $4.7 million, consisting of $1.5 million related to negotiated reductions in royalties due for certain video and video game titles, $0.5 million gain on the sale of the rights to certain video game titles and a $2.7 million gain on the settlement of accounts payable for legal, marketing and development expenses for less than the invoiced amount.

The Company sold and transferred all of its rights, title and interest with respect to the interactive software games ‘‘Ghost Rider’’ and ‘‘The Darkness’’ that were in development (together, the ‘‘Products’’). Under the terms of the agreement, the Company was paid $7,216,000 in cash for the Products, all intellectual property and contracts related to the Products, and any and all assets related to the Products that are in the possession of or controlled by the Company, and the third party publisher assumed all of the Company’s obligations and liabilities related to the Products. Additionally, $784,000 was paid directly to two vendors to relieve the Company of obligations. During the year ended October 31, 2005, the Company wrote down the capitalized value attributable to the products to approximate the sales price. Accordingly, there was no gain recognized in 2006. The Company also sold the rights to the console version of Teen Titans for gross proceeds of $1.1 million, resulting in a gain of $500.

During the year ended October 31, 2006, we charged operations $2.4 million to write-off capitalized costs related to games for which development plans were changed such that it is uncertain whether potential value of that development will be realized.

During the year ended October 31, 2005 we recorded a provision for a loss of $1.4 million in connection with a proposed settlement with one of our distributors. We do not have significant exposure to credit risk as our factor generally buys our receivables without recourse; however, during the year ended October 31, 2005, we recorded an accounts receivable write-off of $0.3 million related to customer bankruptcies. In addition, during the year ended October 31, 2005 we recorded $1.4 million of expense related to severance agreements and we charged operations $26.3 million to write-off all capitalized costs related to the development of video games that we had determined would not be commercially viable and for which development was stopped.

In August 2003, the U.S. District Court of Massachusetts, in Infogames Interactive, Inc. v. Majesco Sales Inc., entered judgment against MSI in the approximate amount of $6.7 million pursuant to a breach of contract action. In December 2003, the Company settled the case by agreeing to pay Atari Interactive, Inc. (Infogames Interactive, Inc.) (‘‘Atari’’) $6.7 million as follows: (a) $1 million no later than two weeks after signing of the settlement agreement (the ‘‘Effective Date’’); (b) $2.5 million upon the first to occur of (1) the Company receiving a total of $15 million or more in third party financing (subject to various terms and conditions) (the ‘‘Financing Date’’) or (2) June 30, 2004; (c) $1 million on the earlier of one year from the Financing Date or June 30, 2005, with interest at 5%

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

per annum; and (d) $2.2 million on a date which was to be 42 months from the Effective Date, such payment accruing interest at the rate of 5% per annum from the earlier of the Financing Date or June 30, 2004. The Company borrowed $1 million to make the initial payment, and, as a result of the private placement (See Note 9) the Company paid $2.5 million and $500,000 all in accordance with the terms of the settlement.

In May 2004, in exchange for a one-time payment of $1.5 million by the Company in settlement of the remaining obligations (resulting in a $1.2 million gain), Atari agreed to release the Company from (i) any further obligations; (ii) all restrictions contained in the settlement agreement; and (iii) all obligations of any nature whatsoever with regard to the judgment.

10.    PRIVATE PLACEMENT AND SECONDARY OFFERING

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

The Company used $3.3 million of the net proceeds to pay certain creditors, including $2.5 million for a previously negotiated settlement amount to Atari and $2.5 million to repay portions of loans previously made to the Company by two of the Company’s executive officers. In order to satisfy the remaining balance of the aforementioned loan, the Company agreed to issue to the executive officers, in the aggregate, 100 units. The Company used the remaining balance of the proceeds for working capital purposes.

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

In accordance with Emerging Issues Task Force Issue 00-19, referred to as EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Own Stock,’’ the Company initially accounted for the fair value of $21 million for the warrants as a liability since the Company would have incurred substantial penalties if it had not complied on a timely basis with the warrant holders’ registration rights. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model.

As a result of changes in the market value of the Company’s common stock from the closing date through October 29, 2004, the effective date of the registration statement relating to the resale of the shares of common stock underlying the warrants, the Company recorded a non-cash charge of $18.5 million to reflect the associated change in value of the warrants during the period. As of the effective date of the resale registration statement, the fair value of $39.2 million for the warrants was reclassified to equity pursuant to paragraph 10 of EITF 00-19. Accordingly, the company recorded a non-cash charge of $1.1 million to recognize the exercise of warrants. The charge reduced net income attributable to common stockholders.

The Company has the right to call the warrants issued in the private placement for $.007 per share of common stock underlying the warrants. In September 2004, in exchange for new warrants to purchase an aggregate of 263,520 shares of common stock, exercisable at $21.00 per share and expiring on September 15, 2007, the holders’ agreed to restrict the disposition of their shares of the Company’s common stock underlying the units (‘‘lock-up’’), the Company agreed with the holders to not call the warrants until the lock-up was no longer in effect. The lock-up expired January 31, 2005. The Company entered into similar lock-up agreements with the holders of 1,368,348 shares of common stock and a holder of 262,857 shares underlying warrants and convertible securities.

Warrants issued to these holders are exercisable for an aggregate of 163,120 shares. The Company recorded in the year ended October 31, 2004, a $2.2 million charge to reflect the fair value of the warrants issued in lock-up agreements. This charge increased the loss attributable to common stockholders in the calculation of basic and diluted net loss per common share.

The warrants issued in connection with the lock-up are callable at the Company’s option if the price of common stock is at least $35.00 per share for 60 consecutive days, the average daily trading volume for such period is at least 10,714 shares and the sale of the underlying common stock is registered.

In December 2004, the Company offered certain holders who were eligible, in accordance with rules promulgated by the Securities and Exchange Commission, the right to exercise warrants to purchase 1,171,418 shares of common stock at a reduced exercise price of $5.95 per share. The warrants were initially issued in the February 2004 private placement and exercisable at $7.00 per share. The Company received proceeds from the exercise of $6.5 million. As a result of this transaction, the Company recorded a non-cash charge to ‘‘Additional Paid in Capital’’ of $1.1 million to recognize the exercise of warrants at a reduced exercise price. This charge is also reflected in net loss attributable to common stockholders in the calculation of earnings (loss) per share.

On January 31, 2005, the Company completed a $75 million secondary offering, resulting in approximately $41.9 million in net proceeds to the Company through the sale of 3,682,176 shares of common stock. In addition, certain existing stockholders sold an aggregate of 2,317,824 shares in the offering for which the Company did not receive the proceeds. However, the Company received approximately $11.3 million of net proceeds from the exercise of 1,768,559 warrants by the selling stockholders at an exercise price of $7 per share, which were previously issued in the Company’s February 2004 private placement. In April 2005, the Company’s common stock began trading on the NASDAQ National Market System under the ticker symbol ‘‘COOL’’.

During the year ended October 31, 2005 the Company received $790,000 from the exercise of 121,426 warrants which were issued in the private placement.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    INCOME TAXES

The (benefit) provision for income taxes for the year ended October 31, 2006 consists of:

	(000’s omitted)
	2006	2005
Current:
Federal	$—	$578
State	—	—
Deferred:
Federal	(1,048)	(22,943)
State	(203)	(4,626)
Less: valuation allowance	1,251	25,784
	$—	$(1,207)

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2006 and 2005, relates to the following

	2006		2005
	(000’s omitted) Amount	Percent of Pretax income	(000’s omitted) Amount	Percent of Pretax income
Tax benefit at federal statutory rate	$(1,824)	(34)%	$(24,516)	(34)%
State income taxes, net of federal income taxes	(203)	(4)%	(4,625)	(7)%
Non-deductible charge for change in fair value of warrants	—	—	—	—
Net operating loss carry forwards	—	—	—	—
Change in valuation allowance	1,251	23%	25,783	36%
Other	776	15%	2,151	3%
	$—	—%	$(1,207)	(2)%

The tax effects of temporary differences and the valuation allowance that give rise to deferred income tax assets were as follows:

	October 31, (000’s omitted)
	2006	2005
Impairment of capitalized software development costs and prepaid license fees not currently deductible	$12,584	$12,584
Impairment of inventory	1,002	1,734
Compensation expense not deductible until options are exercised	924	—
Net operating loss carry forward	12,631	11,466
Less valuation allowance	(27,141)	(25,784)
Deferred tax asset	$—	$—

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. For year ended October 31, 2005, the Company recorded a benefit for net operating loss carrybacks, net of a full valuation allowance against net deferred tax assets. Based upon the Company’s current operating results, management has concluded that it is not more likely than not that such assets will be realized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards for income tax purposes at October 31, 2006 amounts to approximately $42.5 million and expires in 2026. In addition, expenses of approximately $45.6 million for financial reporting will not be deductible for income tax purposes until future periods.

12.    STOCK-BASED COMPENSATION ARRANGEMENTS

On February 13, 2004, the stockholders approved a stock option plan that provides for the granting of options to purchase the Company’s common stock. The plan covers employees, directors and consultants and provides for among other things, the issuance of non-qualified options and incentive stock options. As of October 31, 2004, the Company has reserved 15 million shares of common stock for issuance under the plan.

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

A summary of the status of the Company’s options as of October 31 and changes during the year then ended is presented below:

	2006		2005		2004
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
	Number Of Shares		Number Of Shares		Number Of Shares
Outstanding at beginning of year	$1,820,550	$8.45	1,646,893	$17.57	—
Granted	296,700	$1.45	1,427,364	5.36	1,692,533	$17.50
Canceled	(589,756)	$6.88	(1,253,707)	18.38	(45,640)	13.30
Outstanding at end of year	1,527,494	$6.19	1,820,550	$8.45	1,646,893	$17.57
Options exercisable at year-end	539,056	$8.92	239,290	$18.69	440,318	$18.69
Weighted-average fair value of options granted during the year		$1.45		$5.36		$6.37

The intrinsic value of shares outstanding at October 31, 2006 was $0.

The fair value of options granted during the year was $430,297.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options at October 31, 2006:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise
$1.43 and $2.80	366,750	6.2	$1.56	23,850	$2.00
$3.20	561,835	5.8	3.20	192,518	3.20
$7.23 to $8.16	215,500	5.6	7.64	71,835	7.64
$12.67 and $13.30	333,412	4.4	13.30	222,282	13.30
$14.00 to $28.00	49,997	4.8	19.96	28,571	22.45
$1.43 to $28.00	1,527,494	5.5	$6.19	539,056	$8.92

The weighted average contractual term of exercisable option outstanding at October 31, 2006 was 5.5 years.

	Number Outstanding	Weighted-Average Fair Value at Grant Date	Weighted-Average Contractual Life
Non-Vested shares at October 31, 2005	1,581,260	$4.51	6.4
Options Granted	296,700	$1.46	6.3
Options Vested	(539,056)	$8.92	5.5
Options forfeited or expired	(350,466)
Non-Vested shares at October 31, 2006	988,438	$4.69	5.7

As of October 31, 2006, there was approximately $1.9 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. The total fair value of shares vested during October 31, 2006 was $3.1 million.

A summary of the status of the Company’s restricted stock grants for the twelve months ended October 31, 2006 is as follows:

Option Shares
Balance at beginning of period	13,948
Granted	1,104,945
Vested	(60,549)
Cancelled	(36,311)
Outstanding at end of period	1,022,033

The fair value of restricted shares granted during the year ended October 31, 2006 was $1,530,600.

As of October 31, 2006, there was approximately $1.3 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years.

On July 21, 2006 the Company issued warrants to purchase an aggregate of 150,000 shares of common stock to a consulting firm in consideration for services. The warrants are exercisable at an exercise price of $1.55 at any time over a seven year period. The Company recorded $186,000 of expense in 2006, reflecting the fair value of the warrants on the date of issuance.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering all eligible employees.

The Company charged to operations $51,000, $50,000 and $69,000 for contributions to the retirement plan for the year ended October 31, 2006, 2005 and 2004 respectively.

Certain stockholders and key employees of the Company serve as trustees of the plan.

14.    MAJOR CUSTOMERS

Sales to Wal-Mart, Inc. represented 11%, 34% and 27% of net revenues in 2006, 2005 and 2004, respectively. Sales to Toys ‘‘R’’ Us Inc. represented 29%, 23% and 25% of net revenues in 2006, 2005 and 2004, respectively. Sales to Gamestop represented 12% of net revenues in 2006.

15.    CONTINGENCIES AND COMMITMENTS

Commitments

At October 31, 2006 the Company was committed under agreements with certain developers for future milestone payments aggregating $1.0 million. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. In addition, the Company may have to pay royalties for products sold. These payments will be used to reduce future royalties due to the developers from sales of the Company’s videogames.

The Company is obligated under noncancellable operating leases for administrative offices, automobiles, and equipment expiring at various dates through 2009. The future aggregate minimum rental commitments exclusive of required payments for operating expenses are as follows (in thousands):

Year ending October 31,	(000’s omitted)
2007	$453
2008	366
2009	342
$1,161

Total rent expense amounted to $423,000, $545,000 and $461,000 for the years ended October 31, 2006, 2005 and 2004, respectively.

At October 31, 2006, the Company had open letters of credit aggregating $5.0 million under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent year.

The Company has entered into ‘‘at will’’ employment agreements with several key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and stock option grants. These agreements also contain provisions related to severance terms and change of control provisions.

Contingencies

On November 16, 2005 Papaya Studio Corporation instituted legal proceedings against the Company for $1.9 million in the Central District Court of California alleging breach of contract. On January 29, 2007, we entered into a settlement agreement with regard to all claims relating to this litigation. Under the terms of the settlement agreement, we agreed to pay Papaya a total of $200,000

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash in installments over a period of 90 days. In addition, as part of the settlement, and in connection with Lin Shen, Papaya’s President becoming a consultant to the Company, we will grant Ms. Shen shares of our common stock worth $365,000, with the value of each share to be based on the average closing price of our common stock for the four weeks prior to the settlement date. In addition, to the extent Ms. Shen does not obtain proceeds of $365,000 from sales of these shares over a period of 10-12 months, subject to certain trading limitations, we will pay Ms. Shen in cash the difference between the proceeds received from sales of the shares and $365,000. In addition, as part of the settlement, we transferred to Papaya ownership of any video game assets developed by Papaya under the contract that was the subject of this litigation.

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

On October 10, 2006, Trinad Capital Master Fund, Ltd., a shareholder of our common stock, filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The current or former officers and directors named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. The Complaint also named the Company’s outside auditors, Goldstein Golub Kessler LLP, as a defendant. Goldstein Golub Kessler LLP has since been voluntarily dismissed without prejudice. The allegations in the Complaint are similar to those in the Amended Consolidated Complaint filed in the In re: Majesco Securities Litigation putative class action discussed above. The Complaint alleges three causes of action: (1) a claim under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) against all the named defendants; (2) a claim under Section 20(a) of the Exchange Act against Morris Sutton, Jesse Sutton and Joseph Sutton; and (3) a common law fraud claim against Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. Trinad seeks compensatory damages of no less than $10 million. This amount is sought with respect to each claim. In connection with the fraud claim, Trinad also seeks $10 million in punitive damages.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 2, 2006, Trinad Capital Master Fund, Ltd., filed a complaint, purportedly on behalf of the Company, against certain current or former directors of the Company in the United States District Court for the District of New Jersey. The individuals named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton, Louis Lipschitz and Laurence Aronson. The complaint also names the Company as a nominal defendant. The complaint alleges that, from late 2004 through the filing date, defendants breached their fiduciary duties which caused damage to the Company. The complaint does not specify the amount of damages sought. A response to the Complaint is due on January 31, 2007.

The Company at times may be a party to other routine claims and suits brought by the Company and against the Company in the ordinary course of business, including disputes arising over contractual claims and collection matters. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including the matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.

16.    RELATED PARTY TRANSACTIONS

In 2003, the Company utilized $2.5 million from the proceeds of the private placement (see Note 9) to repay portions of loans previously made to the Company by two of the Company’s executive officers who are also principal stockholders. In order to satisfy the remaining balance of the loans previously provided by the two executive officers, the Company agreed to issue to them, in the aggregate, 100 units similar to those issued in the private placement.

The Company uses the services of a company in which the brother of the Chairman Emeritus is an officer and co-owner for printing and packaging of the Company’s products. During the years ended October 31, 2006, 2005 and 2004, the Company was charged $1.5 million, $2.3 million, and $4.1 million, respectively, for services provided which is principally included in ‘‘product costs’’ in the accompanying consolidated statement of operations. At October 31, 2006 and 2005 the amounts due to this vendor are $588,000 and $187,000 respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters:

	For the Three Months Ended
	Jan. 31, 2005	Apr. 30, 2005	July 31, 2005	Oct. 31, 2005	Jan. 31, 2006	Apr. 30, 2006	July 31, 2006	Oct. 31, 2006
	(in thousands, except per share data)
Net revenues	$30,719	$19,855	$4,565	$4,577	$21,638	$11,185	$12,363	$21,497
Cost of sales	19,754	11,441	20,750	9,156	13,672	7,690	8,245	17,251
Gross profit (loss)	10,965	8,414	(16,185)	(4,579)	7,966	3,495	4,118	4,246
Operating costs and expenses:
Product research and development	814	982	721	898	768	629	556	654
Selling and marketing	5,276	3,839	8,479	6,566	4,456	1,869	2,159	2,426
General and administrative	2,618	2,482	3,822	2,015	2,374	2,586	3,061	3,230
Depreciation and amortization	287	290	188	128	135	128	84	83
Other Operating Costs (1)	—	—	9,236	20,164	2,375	(3,097)	(1,410)	(246)
Operating income (loss)	1,970	821	(38,631)	(34,350)	(2,142)	1,380	(332)	(1,901)
Other expenses (2)	803	506	241	367	445	541	392	993
Income (loss) before income taxes	1,167	315	(38,872)	(34,717)	(2,587)	839	(724)	(2,894)
Provision for income taxes	467	126	(1,329)	(471)	—	—	—	—
Net income (loss)	$700	$189	$(37,543)	$(34,246)	$(2,587)	$839	$(724)	$(2,894)
Net income (loss) attributable to common stockholders (3)	$(400)	$189	$(37,543)	$(34,246)	$(2,587)	$839	$(724)	$(2,894)
Net income (loss) attributable to common stockholders per share:
Basic	$(0.02)	$0.01	$(1.69)	$(1.54)	$(0.12)	$0.04	$(.03)	$(0.13)
Diluted	$(0.02)	$0.01	$(1.69)	$(1.54)	$(0.12)	$0.04	$(.03)	$(0.13)
Weighted average shares Outstanding
Basic	16,175,243	22,146,616	22,231,075	22,242,118	22,257,631	22,257,631	22,408,410	22,430,614
Diluted	16,175,243	22,957,439	22,231,075	22,242,118	22,257,631	22,257,631	22,408,410	22,430,614

(1)	Other operating costs include write off of accounts receivables of $ 0.3 million for the three month periods ended July 31, 2005, a gain on settlements of liabilities and other gain of 3.1 million, $1.4 million and 246,000 thousand for the three months ended April 30, 2006 , July 31, 2006 and October 31, 2006 respectively; and a loss on settlements of $1.4 million for the three months ended July 31, 2005; severance expense of $1.4 million in the three months ended July 31, 2005; and loss on impairment of capitalized software development costs of $6.1 million, $20.1 million and 2.4 million for the three month periods ended July 31, 2005, October 31, 2005 and January 31, 2006 respectively.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Other expenses (income) include:

	For the Three Months Ended
	Jan. 31, 2005	Apr. 30, 2005	July 31, 2005	Oct. 31, 2005	Jan. 31, 2006	Apr. 30, 2006	July 31, 2006	Oct. 31, 2006
	(in thousands, except per share data)
Unrealized (gain) loss on foreign exchange	$69	$(21)	$—	$—	$—	$—	$—	$—
Interest and financing costs, net	734	527	241	367	445	541	392	993
	$803	$506	$241	$367	$445	$541	$392	$993

(3)	A $1.1 million non-cash charge related to the fair value of warrants issued in connection with a lock-up agreement in the three month periods ended January 31, 2005; and $1.2 million on issuance of common stock as a dividend on the preferred stock in the three month period ended January 31, 2005; Accounts payable settled through the issuance of common stock of $125,000 thousand in the three month periods ended of April 30, 2006.