Form 10-Q/A
period 2006-01-31
MAJESCO ENTERTAINMENT CO
filed 2007-02-01
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (732) 225-8910

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

Yes               No

As of January 30, 2007, there were 23,445,219 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

Majesco Entertainment Company hereby files this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2006 solely to reclassify certain customer allowances in its Condensed Consolidated Statement of Operations in accordance with EITF 01-9 ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)’’.

The impact of these reclassifications was to reduce net revenues and gross profit by $2,451 (in thousands); and decrease sales and marketing expenses and total expenses by $2,451 (in thousands).

The reclassifications have no impact on operating loss, net loss, or net loss attributable to common shareholders per share for the period reported. The Company has already reflected the reclassifications in the quarterly and annual results contained in its Annual Report on Form 10-K, and the financial statement included therewith, which was filed on January 29, 2007.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
JANUARY 31, 2006 QUARTERLY REPORT ON FORM 10-Q
INDEX

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of January 31, 2006 (unaudited) and October 31, 2005	1
	Condensed Consolidated Statement of Operations for the three months ended January 31, 2006 and 2005 (unaudited)	2
	Condensed Consolidated Statement of Cash Flows for the three months ended January 31, 2006 and 2005 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
PART II — OTHER INFORMATION
Item 6.	Exhibits	19
SIGNATURE		20

CERTIFICATIONS

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	January 31, 2006	October 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,940	$2,407
Due from factor	5,209	—
Income taxes receivable	551	826
Inventory — principally finished goods	7,332	8,058
Capitalized software development costs and prepaid license fees	5,588	17,278
Prepaid expenses	835	508
Total current assets	22,455	29,077
Property and equipment — net	900	862
Other assets	110	142
Total assets	$23,465	$30,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,898	$18,493
Inventory financing payable	1,953
Due to factor	—	6,343
Advances from customers	271	484
Total current liabilities	21,122	25,320
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 22,257,631 and 22,242,476 issued and outstanding at January 31, 2006 and October 31, 2005, respectively	22	22
Additional paid in capital	92,293	92,158
Accumulated deficit	(89,975)	(87,388)
Accumulated other comprehensive income (loss)	3	(31)
Total stockholders’ equity	2,343	4,761
Total liabilities and stockholders’ equity	$23,465	$30,081

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)
(in thousands, except share amounts)

	Three Months Ended January 31
	2006	2005
	(Note 1A)
Net revenues	$21,638	$30,719
Cost of sales
Product costs	9,553	16,724
Software development costs and license fees	4,119	3,030
	13,672	19,754
Gross profit	7,966	10,965
Operating expenses
Research and development	768	814
Selling and marketing	4,456	5,276
General and administrative	2,374	2,618
Depreciation and amortization	135	287
Loss on impairment of software development cost	2,375
	10,108	8,995
Operating income (loss)	(2,142)	1,970
Other costs and expenses
Interest expense and financing costs, net	445	734
Unrealized loss on foreign exchange contract	—	69
Income (loss) before income taxes	(2,587)	1,167
Provision for income taxes	—	467
Net income (loss)	(2,587)	700
Fair value charge for warrants exercised at a discount	—	1,100
Net (loss) attributable to common stockholders	$(2,587)	$(400)
Net (loss) attributable to common stockholders per share:
Basic and Diluted	$(0.12)	$(0.02)
Weighted average shares outstanding
Basic and Diluted	22,257,631	16,175,243

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

Majesco provides offerings for most major current generation interactive entertainment hardware platforms, including Nintendo’s Game Boy Advance, or GBA, DS, Micro and GameCube, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox and the personal computer, or PC.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended October 31, 2005 filed on Form 10-K on February 1, 2006.

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

1A.    RESTATEMENT

As a result of a review of customer allowances issued during the year ended October 31, 2006, the company reclassified certain customer allowances in accordance with EITF 01-9 ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)’’.

The impact of the adjustment was to reduce net revenues and gross profit and decrease sales and marketing expenses reported for the quarter ended January 31, 2006.

The reclassifications have no impact on operating loss, net loss, or net loss attributable to common shareholders per share for the period reported. The adjustment has no impact on the financial statements contained in its annual report filed on Form 10-K on January 29, 2007.

The table below summarizes the impact on operating results for the three months ended January 31, 2006.

	Three Months Ended January 31, 2006
	As Previously Reported	As Restated	Difference
Net revenues	$24,089	$21,638	$2,451
Gross profit	$10,417	$7,966	$2,451
Selling and marketing	$6,907	$4,456	$2,451
Total operating expense	$12,559	$10,108	$2,451
Operating loss	$(2,142)	$(2,142)	No change
Net loss	$(2,587)	$(2,587)	No change

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

Effective November 1, 2005, the Company adopted FAS No. 123R utilizing the modified prospective method. FAS No. 123R requires the recognition of stock-based compensation expense in the financial statements.

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

3.    DUE FROM FACTOR

Due from (to) factor consists of the following:

	January 31, 2006 (in thousands)	October 31, 2005 (in thousands)
Outstanding accounts receivable sold to factor	$11,387	$4,842
Less: allowance	(6,022)	(9,551)
Advances from factor	(156)	(1,634)
	$5,209	$(6,343)

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

At January 31, 2006, the Company had open letters of credit aggregating $700,000 under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

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

6.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company’s Chairman and Interim CEO, is a principal. During the three months ended January 31, 2006 the Company was charged $447,000 compared to $1.2 million for the three months ended January 31, 2005. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company’s knowledge, on terms no less favorable to what the Company could receive from providers of similar services.

7.    STOCKHOLDERS EQUITY

During the three months ended January 31, 2006 the Company recorded a non-cash compensation charge of $25,000 for the issuance of 15,155 shares of common issued to its non-employee directors.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We publish software games for most major current generation interactive entertainment hardware platforms, including Nintendo’s Game Boy Advance, or GBA, DS, Micro and GameCube, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP™, Microsoft’s Xbox and the personal computer, or PC.

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

Results of operations

Three months ended January 31, 2006 versus three months ended January 31, 2005

Net revenues.    Net revenues for the three months ended January 31, 2006 decreased to $21.6 million from $30.7 million in the comparable quarter last year. The decrease is reflective of the Company’s change in strategy of selling fewer premium games, a general industry weakness as a result of the hardware transition, as well as lower sales of our GBA Video and TV Arcade products. In the first quarter of 2006, the decrease was partially offset by International revenues which we did not have in the comparable quarter last year.

Gross profit.    Gross profit for the three months ended January 31, 2006 was $8.0 million compared to a gross profit of $11.0 million in the first quarter last year, while the profit margin was 36.8% compared to 35.7% in the prior year. The decrease in gross profit is primarily attributable to a shift in product mix, specifically higher sales of our GBA Video product line in the prior year quarter. The increase in gross margin percentage in the current period is reflective of the lower sales volume of GBA Video products in the first quarter of 2006, which generally contribute a lower margin.

Product Research and Development Expenses.    For the three months ended January 31, 2006 product research and development costs decreased to $768,000 from $814,000 in the comparable 2005 period. The decrease is principally attributable to lower quality assurance employee costs as a result of the fewer number of premium game projects currently in the development cycle.

Selling and Marketing Expenses.    In the three months ended January 31, 2006 total selling and marketing expenses decreased to $4.5 million from $5.3 million in the same three month period in 2005, a decrease of $.8 million. As a percentage of sales, selling and marketing increased to 21% from 17% in the prior year period, principally the result of media campaigns and promotions to support the launch of our premium game and DS products during the quarter. We expect that marketing expenses will decrease as we realize the effects of our transition to a more value-focused model.

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits

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

Date: February 1, 2007