Form 10-Q/A
period 2006-04-30
MAJESCO ENTERTAINMENT CO
filed 2007-02-01
CIK 1076682

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
INDEX

EXPLANATORY NOTE

Majesco Entertainment Company hereby files this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006, solely to reclassify certain customer allowances in its Condensed Consolidated Statement of Operations in accordance with EITF 01-9 ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)’’.

The impact of the adjustment was to: reduce net revenues and gross profit by $374 and $2,825 (in thousands) for the three and six months ended April 30, 2006, respectively; and decrease sales and marketing expenses and total expenses by $374 and $2,825 (in thousands) for the three and six months ended April 30, 2006, respectively.

The reclassifications have no impact on operating loss, net loss, or net loss attributable to common shareholders per share for the period reported. The Company has reflected the reclassification in the annual and quarterly results contained in its annual financial statements filed on Form 10-K on January 29, 2007.

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of April 30, 2006 (unaudited) and October 31, 2005	3
	Condensed Consolidated Statement of Operations for the three and six months ended April 30, 2006 and 2005 (unaudited)	4
	Condensed Consolidated Statement of Cash Flows for the six months ended April 30, 2006 and 2005 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
PART II — OTHER INFORMATION
Item 6.	Exhibits	23

SIGNATURES

CERTIFICATIONS

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	April 30, 2006	October 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,181	$2,407
Due from factor	1,045	—
Other receivables	1,433	—
Income taxes receivable	551	826
Inventory — principally finished goods	5,136	8,058
Capitalized software development costs and prepaid license fees	4,924	17,278
Prepaid expenses	1,223	508
Total current assets	17,493	29,077
Property and equipment — net	823	862
Other assets	71	142
Total assets	18,387	$30,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,388	$18,493
Inventory financing payable	1,129	—
Due to factor	—	6,343
Advances from customers	205	484
Total current liabilities	14,722	25,320
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 22,374,073 and 22,242,476 issued and outstanding at April 30, 2006 and October 31, 2005, respectively	22	22
Additional paid in capital	92,783	92,158
Accumulated deficit	(89,135)	(87,388)
Accumulated other comprehensive income (loss)	(5)	(31)
Total stockholders’ equity	3,665	4,761
Total liabilities and stockholders’ equity	$18,387	$30,081

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)
(in thousands, except share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(Note 1A)	(unaudited)	(Note 1A)
Net revenues	$11,185	$19,855	$32,823	$50,574
Cost of sales
Product costs	5,536	8,633	15,089	25,357
Software development costs and license fees	2,154	2,808	6,272	5,838
	7,690	11,441	21,361	31,195
Gross profit	3,495	8,414	11,462	19,379
Operating expenses
Research and development	629	982	1,397	1,796
Selling and marketing	1,869	3,839	6,325	9,115
General and administrative	2,586	2,482	4,960	5,100
Depreciation and amortization	128	290	263	577
Gain from settlement of liabilities and other gains	(3,097)	—	(3,097)	—
Loss on impairment of software development cost	—	—	2,375	—
	2,115	7,593	12,223	16,588
Operating income (loss)	1,380	821	(761)	2,791
Other costs and expenses
Interest expense and financing costs, net	541	527	986	1,261
(Gain) loss on foreign exchange contract	—	(21)	—	48
Income (loss) before income taxes	839	315	(1,747)	1,482
Provision for income taxes	—	126	—	593
Net income (loss)	839	189	(1,747)	889
Fair value charge for warrants exercised at a discount	—	—	—	1,100
Net income (loss) attributable to common stockholders	$839	$189	$(1,747)	$(211)
Net income (loss) attributable to common stockholders per share:
Basic	$.04	$.01	$(.08)	$(.01)
Diluted	$.04	$.01	$(.08)	$(.01)
Weighted average shares outstanding
Basic	22,374,073	22,146,616	22,313,326	19,111,443
Diluted	22,374,073	22,957,439	22,313,326	19,111,443

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

NOTE 1A – RESTATEMENT

As a result of a review of customer allowances issued during the year ended October 31, 2006, the company reclassified certain customer allowances in accordance with EITF 01-9 ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)’’.

The impact of the adjustment was to reduce net revenues and gross profit and decrease sales and marketing expenses reported for the quarter ended April 30, 2006.

The reclassifications have no impact on operating loss, net loss, or net loss attributable to common shareholders per share for the period reported. The adjustment has no impact on the financial statements contained in its annual report filed on Form 10-K on January 29, 2007.

The table below summarizes the impact on operating results for the three and six months ended April 30, 2006.

	Three Months Ended April 30, 2006			Six Months Ended April 30, 2006
	As Previously Reported	As Restated	Difference	As Previously Reported	As Restated	Difference
Net revenues	$11,559	$11,185	$374	$35,648	$32,823	$2,825
Gross profit	$3,869	$3,495	$374	$14,287	$11,461	$2,825
Selling and marketing	$2,243	$1,869	$374	$9,150	$6,325	$2,825
Total operating expense	$2,489	$2,115	$374	$15,048	$12,223	$2,825
Operating income (loss)	$1,380	$1,380	No change	$(761)	$(761)	No change
Net income	$839	$839	No change	$(1,747)	$(1,747)	No change

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

At April 30, 2006, the Company had open letters of credit aggregating $0.2 million under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

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

On November 16, 2005, one of the Company’s service providers instituted legal proceedings against the Company for $1.9 million in the United States District Court for the Central District of California alleging breach of contract. The Company believes that the claims are without merit and intends to vigorously defend this action.

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

Results of operations

Three months ended April 30, 2006 versus three months ended April 30, 2005

Net Revenues.    Net revenues for the three months ended April 30, 2006 decreased to $11.2 million from $19.9 million in the comparable quarter last year. The decrease is reflective of the Company’s change in strategy, a general industry weakness as a result of the hardware transition, as well as lower sales of our GBA Video and TV Arcade products than in the prior year quarter. The decrease was partially offset by international revenues which we did not have in the comparable quarter last year.

Gross Profit.    Gross profit for the three months ended April 30, 2006 was $3.5 million compared to a gross profit of $8.4 million in the same quarter last year. The decrease in gross profit is primarily attributable to the lower sales volume discussed above. Profit margin as a percentage of net sales was 31.2% compared to 42.4% in the prior year. The change was primarily due to a change in product mix.

Product Research and Development Expenses.    Research and development costs decreased $0.4 million to $0.6 million for the three months ended April 30, 2006 from $1.0 million for the comparable period in 2005. The decrease is principally the result of fewer quality assurance employees due to a reduced number of premium game projects currently in the development cycle.

Selling and Marketing Expenses.    Total selling and marketing expenses decreased to $1.9 million for the three months ended April 30, 2006 from $3.8 million in the same three month period in 2005. The $1.9 million decrease is primarily due to a decrease in media costs related to premium games launched in the three months ended April 30, 2005. Selling and marketing expense as a percentage of net sales was approximately 17% in 2006 compared to 19% in 2006.

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

Six months ended April 30, 2006 versus six months ended April 30, 2005

Net Revenues.    Net revenues for the six months ended April 30, 2006 decreased to $32.8 million from $50.6 million in the comparable quarter last year. The decrease is reflective of the Company’s change in strategy of selling fewer premium games, a general industry weakness as a result of the hardware transition, as well as lower sales of our GBA Video and TV Arcade products in the 2006 period. The decrease was partially offset by international revenues which we did not have in the comparable period last year.

Gross Profit.    Gross profit for the six months ended April 30, 2006 was $11.5 million compared to a gross profit of $19.4 million in the first six months of last year. Gross profit as a percentage of net sales decreased slightly to 35% compared to 38% in the prior year.

Product Research and Development Expenses.    For the six months ended April 30, 2006 product research and development costs decreased to $1.4 million from $1.8 million in the comparable 2005 period. The decrease is principally attributable to a lower number of quality assurance employees as a result of the fewer number of premium game projects currently in the development cycle.

Selling and Marketing Expenses.    In the six months ended April 30, 2006 total selling and marketing expenses decreased to $6.3 million from $9.1 million in the same six month period in 2005, a decrease of $2.8 million. As a percentage of sales, selling and marketing increased to 19% from 18% in the same period in the prior year, principally the result of media campaigns and promotions to support the launch of our premium game products during the first quarter of 2006. We expect selling and marketing to decline as a percentage of net sales as the value games require less marketing than the premium console games.

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits

10.1	Compensation Arrangement with Interim Chief Executive Officer and Chairman (previously filed)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Jesse Sutton Jesse Sutton Interim Chief Executive Officer

Date: February 1, 2007