Form 10-Q/A
period 2006-07-31
MAJESCO ENTERTAINMENT CO
filed 2007-02-01
CIK 1076682

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
INDEX

EXPLANATORY NOTE

Majesco Entertainment Company hereby files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006, solely to reclassify certain customer allowances in its Condensed Consolidated Statement of Operations in accordance with EITF 01-9 ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)’’.

The impact of the adjustment was to: reduce net revenues and gross profit by $267 and $3,092 (in thousands) for the three and nine months ended July 31, 2006, respectively; and decrease sales and marketing expenses and total expenses by $267 and $3,092 (in thousands) for the three and nine months ended July 31, 2006, respectively.

The reclassifications have no impact on operating loss, net loss, or net loss attributable to common shareholders per share for the period reported. The Company has reflected the reclassification in the annual and quarterly results contained in its annual financial statements filed on Form 10-K on January 29, 2007.

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet (Restated) as of July 31, 2006 (unaudited) and October 31, 2005	3
	Condensed Consolidated Statement of Operations (Restated) for the three and nine months ended July 31, 2006 and 2005 (unaudited)	4
	Condensed Consolidated Statement of Cash Flows for the nine months ended July 31, 2006 and 2005 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
PART II — OTHER INFORMATION
Item 6.	Exhibits	23

SIGNATURES

CERTIFICATIONS

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (RESTATED)
(in thousands, except share amounts)

	July 31, 2006	October 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,612	$2,407
Due from factor	618	—
Other receivables	642	—
Income taxes receivable	551	826
Inventory — principally finished goods	3,689	8,058
Capitalized software development costs and prepaid license fees	4,056	17,278
Prepaid expenses	558	508
Total current assets	13,726	29,077
Property and equipment — net	758	862
Other assets	71	142
Total assets	$14,555	$30,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,539	$18,493
Inventory financing payable	208	—
Due to factor	—	6,343
Advances from customers	307	484
Total current liabilities	11,054	25,320
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 22,408,410 and 22,242,476 issued and outstanding at July 31, 2006 and October 31, 2005, respectively	22	22
Additional paid in capital	93,303	92,158
Accumulated deficit	(89,859)	(87,388)
Accumulated other comprehensive income (loss)	35	(31)
Total stockholders’ equity	3,501	4,761
Total liabilities and stockholders’ equity	$14,555	$30,081

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)
(in thousands, except share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(Note 1A)		(Note 1A)
	(unaudited)
Net revenues	$12,363	$4,565	$45,186	$55,139
Cost of sales
Product costs	5,461	5,002	20,550	30,358
Software development costs and license fees	2,784	15,748	9,056	21,587
	8,245	20,750	29,606	51,945
Gross profit (loss)	4,118	(16,185)	15,580	3,194
Operating expenses
Research and development	556	721	1,953	2,517
Selling and marketing	2,159	8,479	8,484	17,594
General and administrative	3,061	3,822	8,021	8,922
(Gain) loss from settlement of liabilities and other	(1,410)	1,439	(4,507)	1,439
Loss on impairment of software development costs	—	6,115	2,375	6,115
Severance	—	1,360	—	1,360
Write-off of accounts receivable	—	322	—	322
Depreciation and amortization	84	188	347	765
	4,450	22,446	16,673	39,034
Operating loss	(332)	(38,631)	(1,093)	(35,840)
Other costs and expenses
Interest expense and financing costs, net	392	241	1,378	1,502
Loss on foreign exchange contract	—	—	—	48
Loss before income taxes	(724)	(38,872)	(2,471)	(37,390)
Benefit for income taxes	—	(1,329)	—	(736)
Net loss	(724)	(37,543)	(2,471)	(36,654)
Fair value charge for warrants exercised at a discount	—	—	—	1,100
Net loss attributable to common stockholders	$(724)	$(37,543)	$(2,471)	$(37,754)
Net income (loss) attributable to common stockholders per share:
Basic	$(.03)	$(1.69)	$(.11)	$(1.87)
Diluted	$(.03)	$(1.69)	$(.11)	$(1.87)
Weighted average shares outstanding
Basic	22,408,410	22,231,075	22,345,021	20,162,747
Diluted	22,408,410	22,231,075	22,345,021	20,162,747

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

The impact of the adjustment was to reduce net revenues and gross profit and decrease sales and marketing expenses reported for the quarter ended July 31, 2006.

The reclassifications have no impact on operating loss, net loss, or net loss attributable to common shareholders per share for the period reported. The adjustment has no impact on the financial statements contained in its annual report filed on Form 10-K on January 29, 2007.

The table below summarizes the impact on operating results for the three and nine months ended July 31, 2006.

	Three Months Ended July 31, 2006			Nine Months Ended July 31, 2006
	As Previously Reported	As Restated	difference	As Previously Reported	As Restated	difference
Net revenues	$12,630	$12,363	$267	$48,278	$45,186	$3,092
Gross profit	$4,385	$4,118	$267	$18,672	$15,580	$3,092
Selling and marketing	$2,426	$2,159	$267	$11,576	$8,484	$3,092
Total operating expense	$4,717	$4,450	$267	$19,765	$16,673	$3,092
Operating loss	$(332)	$(332)	No change	$(1,093)	$(1,093)	No change
Net loss	$(724)	$(724)	No change	$(2,471)	$(2,471)	No change

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

6.    CONTINGENCIES AND COMMITMENTS

Commitments

At July 31, 2006, the Company had open letters of credit aggregating $1.7 million under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

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

7.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company’s Chairman Emeritus, is a principal. During the three and nine month periods ended July 31, 2006 the Company was charged $0.2 million and $1.0 million compared to $0.4 million and $2.1 million for the three and nine month periods ended July 31, 2005. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company’s knowledge, on terms no less favorable to what the Company could receive from providers of similar services.

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

13

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

During the second half of fiscal 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on lower-cost games for both console and handheld systems. We believe this strategy will allow us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the GBA, DS and PSP. We also intend to publish software for Nintendo’s WII console (expected to be released in late 2006) as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach the ‘‘mass market’’ consumer. In addition, we will continue to opportunistically look for titles to publish on the PC and other home console systems.

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

Results of operations

Three months ended July 31, 2006 versus three months ended July 31, 2005

Net Revenues.    Net revenues for the three months ended July 31, 2006 increased to $12.4 million from $4.4 million in the comparable quarter last year. The $8.0 million increase is primarily due to a lower provision for price protection and other allowances, resulting from a higher sell-through percentage at retailers for titles, principally ‘‘Jaws Unleashed’’, released in the three months ended July 31, 2006.

Gross(Loss) Profit.    Gross profit for the three months ended July 31, 2006 was $4.1 million compared to a gross (loss) of ($16.2) million in the same quarter last year. The increase in gross profit (loss) is primarily attributable to the higher net revenues discussed above and a $9.2 million charge to cost of sales during the nine months ended July 31, 2005 to recognize impairments in the carrying value of games for which orders received were significantly below expectations. Gross profit as a percentage of net sales was 33% for the three months ended July 31, 2006.

Product Research and Development Expenses.    Research and development costs decreased $0.1 million to $0.6 million for the three months ended July 31, 2006 from $0.7 million for the comparable period in 2005. The decrease is principally the result of fewer quality assurance employees due to a reduced number of premium game projects currently in the development cycle.

Selling and Marketing Expenses.    Total selling and marketing expenses decreased to $2.2 million for the three months ended July 31, 2006 from $8.5 million in the same three month period in 2005. The $6.3 million decrease is primarily due to a decrease in media costs related to premium games that were launched in the three months ended July 31, 2005. Selling and marketing expense as a percentage of net sales was approximately 18% for the three months ended July 31, 2006, compared to 186% for the same quarter last year. The decline is the result of higher revenues in 2006 and an overall decrease in media costs.

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

Nine months ended July 31, 2006 versus nine months ended July 31, 2005

Net Revenues.    Net revenues for the nine months ended July 31, 2006 decreased to $45.2 million from $55.1 million in the comparable period last year. The decrease is reflective of our change in strategy of selling fewer premium games, a general industry weakness as a result of the hardware transition, as well as lower sales of our GBA Video and TV Arcade products in the 2006 period. The decrease was partially offset by international revenues which we did not have in the comparable period last year, and a lower provision for price protection and other allowances, resulting from a higher sell-through percentage at retailers for titles released in 2006.

Gross Profit.    Gross profit for the nine months ended July 31, 2006 was $15.6 million compared to a gross profit of $3.2 million in the first nine months of last year. The increase of $12.4 million is primarily due to a $9.2 million charge to cost of sales during the nine months ended July 31, 2005 to recognize impairments in the carrying value of games for which orders received were significantly below expectations, a decrease in provisions for price protection and other allowances, and increased sales in Europe. Gross profit as a percentage of net sales increased to 35% compared to 6% in the prior year.

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

Selling and Marketing Expenses.    For the nine months ended July 31, 2006 total selling and marketing expenses were $8.5 million, a $9.1 million decrease from $17.6 million in comparable period last year. The decrease is primarily the result of lower media costs related to premium games launched in the nine months ended July 31, 2005. Selling and marketing as a percentage of net sales decreased to 19% from 32% in the same period in the prior year. We expect selling and marketing to decline as a percentage of net sales as value games require less marketing than premium console games.

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