Form 10-K/A
period 2006-10-31
MAJESCO ENTERTAINMENT CO
filed 2007-02-28
CIK 1076682

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

Common Stock, Par Value $0.001
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: NONE

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

The outstanding number of shares of common stock as of February 27, 2007 was 23,736,998.

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from our Form 10-K for our fiscal year ended October 31, 2006, as originally filed with the Securities and Exchange Commission on January 29, 2007.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Identification of Directors and Executive Officers of the Registrant.

Below is information about our current executive officers and directors. Jesse Sutton and Joseph Sutton are brothers, otherwise, there is no family relationship between any of our directors or executive officers. We have a staggered board of directors consisting of Class I, Class II and Class III directors, and each director serves until the annual meeting associated with their respective class. The Class I board members are Louis Lipschitz and Jesse Sutton who will serve until our annual meeting in 2009. The Class III director is Stephen Wilson and he will serve until our annual meeting in 2008. The Class II directors are Laurence Aronson and Mark Stewart to be elected at this year’s annual meeting and who will serve until our annual meeting in 2010.

Name	Age	Position
Jesse Sutton	37	Interim Chief Executive Officer and Director
John Gross	56	Executive Vice President and Chief Financial Officer
Gui Karyo	33	Executive Vice President, Operations
Joseph Sutton	33	Executive Vice President of Research and Development
Laurence Aronson	50	Director
Louis Lipschitz	61	Director
Mark Stewart	55	Director
Stephen Wilson	60	Director

Jesse Sutton.    Mr. Sutton is currently our Interim Chief Executive Officer and has served in such capacity since August 23, 2006. Prior to that time he served as our President, other than from December 5, 2003 through August 24, 2004, when he served as our Chief Executive Officer. Mr. Sutton also serves as one of our directors. He had served as one of our directors since December 5, 2003 but resigned effective February 6, 2006 in order for our Board to continue to have a majority of independent directors. He joined the Board again on August 23, 2006.

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

Gui Karyo.    Mr Karyo has served as our Executive Vice President, Operations since January 31, 2007. From August 2000 to September 2004, Mr. Karyo worked at Marvel Entertainment, Inc., most recently serving as Marvel’s President of Publishing, Executive Vice President of Operations and Chief Information Officer. Prior to Marvel, Mr. Karyo served as Chief Technology and Chief Operating Officer for Lyrrus, Inc., a technology start-up that produced electronic hardware and software products for computer-based music education. From September 2004 to January 2007, Mr. Karyo acted as a freelance consultant for various companies in the digital media, technology and entertainment industries.

Joseph Sutton.    Mr. Sutton has served as our Executive Vice President of Research and Development since December 2003. Mr. Sutton also served as one of our directors since December 5, 2003, but resigned effective February 6, 2006, in order for our Board to continue to have a majority of independent directors. Joseph Sutton is Jesse Sutton’s brother.

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

Louis Lipschitz.    Mr. Lipschitz has served as one of our directors since April 20, 2004. From February 1, 1996, to March 2004, Mr. Lipschitz served as Executive Vice President and Chief Financial Officer of Toys ‘‘R’’ Us, Inc.

Mark Stewart.    Mr. Stewart has served as one of our directors since January 17, 2007. Mr. Stewart previously served as Chief Executive Officer of Kodak Polychrome Graphics. Prior to that, he served as Chief Financial Officer for Qualex Inc., Liggett Group, Inc. and Simon & Schuster’s trade publishing group.

Stephen Wilson.    Mr. Wilson has served as one or our directors since May 1, 2006. He is currently a partner with Camelot Equity Partners. From May 2001 to February 2006, Mr. Wilson was Executive Vice President, Chief Financial Officer and Chief Administrative Officer at Footstar, Inc. He has also served as Executive Vice President and Chief Financial Officer of Bridge Information Systems, Reader’s Digest Association and RJR Nabisco. His additional prior experience includes senior management and financial positions at Cadbury Schweppes North America and Pepsico Inc.

Audit Committee Membership.

The Board has a standing Audit Committee, currently consisting of Messrs. Lipschitz (Chair), Aronson, Stewart and Wilson. The Board has determined that Messrs. Lipschtiz, Stewart and Wilson are ‘‘financial experts’’ serving on its Audit Committee, and are independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Please see the biographical information for these individuals contained in the section above entitled, ‘‘Identification of Directors and Executive Officers of the Registrant.’’

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal 2006, all filing requirements applicable to our current officers, directors and greater than ten percent beneficial owners were complied with, except that reports of ownership were inadvertently filed late by Messrs. Robert Ellin (late Form 3 and 7 late Forms 4 reporting 42 transactions), Keith Harrison (late Form 4 reporting one transaction), Stephen Wilson (late Form 4 reporting one transaction), Louis Lipschitz (late Form 4 reporting one transaction) and Laurence Aronson (late Form 4 reporting one transaction).

Corporate Code of Conduct and Ethics.

We have adopted a Corporate Code of Conduct and Ethics for all employees including our principal executive officer and our principal financial and accounting officer. The code can be found on our website at http://www.majescoentertainment.com in the Corporate section. We will provide, without charge, a copy of our Corporate Code of Conduct and Ethics upon written request to: General Counsel, Majesco Entertainment Company, 160 Raritan Center Parkway, Edison New Jersey 08837.

Item 11.    Executive Compensation.

The following Summary Compensation Table sets forth summary information as to the compensation received by our current Interim Chief Executive Officer, our former Interim Chief

Executive Officer, and each of the most highly compensated executive officers who were employed by us at the end of the fiscal year ended October 31, 2006, and a former executive officer for whom disclosure would have been provided but for the fact that he resigned from the Company prior to the end of our fiscal year, for services rendered to us in all capacities during the three prior fiscal years ended October 31, 2006, and who earned in excess of $100,000 for services rendered to us during the fiscal year ended October 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation					Long-Term Compensation			All Other Compensation
		Salary ($)		Bonus ($)		Other Annual Compensation ($)	Awards		Payouts
							Restricted Stock Award(s) ($)	Securities Underlying Options/SARS ($)	LTIP Payouts ($)
Jesse Sutton, Interim Chief Executive Officer(1)	2006	300,040		—		—	240,000	—	—	—
	2005	288,496		266,700	(2)	—	—	90,000	—	—
	2004	274,500		—		—	—	—	—	—
Morris Sutton, former Interim Chief Executive Officer(1)	2006	271,159	(3)	—		—	280,381	—	—	—
	2005	363,473		225,000	(2)	—	—	132,000	—	—
	2004	450,000		—		—	—	—	—	—
John Gross, Chief Financial Officer	2006	250,000		62,500		—	160,000	—	—	—
	2005	81,736	(4)	62,500		—	—	221,000	—	—
	2004	—		—		—	—	—	—	—
Joseph Sutton, Executive Vice President of Research and Development	2006	250,016		—		—	140,000	—	—	—
	2005	246,168		112,500	(2)	—	—	51,000	—	—
	2004	274,500		—		—	—	—	—	—
Dick Wnuk, Executive Vice President, Global Publishing(5)	2006	201,936				—	—	100,000	—	—
	2005	113,469		45,000			—	124,000	—	—
	2004	—					—	—	—	—

(1)	Effective August 23, 2006, Jesse Sutton replaced Morris Sutton as the Company’s Interim Chief Executive Officer.

(2)	Represents bonus for performance in the Company’s fiscal 2004 that was paid in fiscal 2005.

(3)	Mr. Sutton’s salary was reduced in connection with his appointment as Interim Chief Executive Officer on February 3, 2006.

(4)	John Gross joined the Company effective June 27, 2005.

(5)	Dick Wnuk resigned from the Company on August 11, 2006, and on August 18, 2006 entered into a consulting arrangement with the Company. Any unvested options will expire in February 2007 upon the expiration of his consultancy, and any vested options will expire three months thereafter unless exercised prior to such time.

Option Grants in our Last Fiscal Year

The following table shows grants of stock options that we made during the year ended October 31, 2006, to each of the executive officers named in the Summary Compensation Table above.

Name	Number of Securities Underlying Options/SARS Granted (#)	Percent of Total Options/SARS Granted to Employees in Fiscal Year Ended October 31, 2006	Exercise or Base Price ($/Share)	Expiration Date		Grant Date Present Value ($)
Morris Sutton	—	—	—	—		—
Jesse Sutton	—	—	—	—		—
John Gross	—	—	—	—		—
Joseph Sutton	—	—	—	—		—
Dick Wnuk(1)	100,000	87%	1.46	11/20/12	(1)	104,910

(1)	Dick Wnuk resigned on August 11, 2006 and on August 18, 2006 entered into a consulting arrangement with the Company. Any unvested options will expire in February 2007 upon the expiration of his consultancy, and any vested options will expire three months thereafter unless exercised prior to such time.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table shows certain information with respect to options held as of October 31, 2006, by each of the executive officers named in the Summary Compensation Table above. None of such individuals exercised any options during fiscal 2006.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/Unexercisable		Value of Unexercised In-The-Money Options at Fiscal Year End($)(1) Exercisable/Unexercisable
Morris Sutton	44,000	88,000	—	—
Jesse Sutton	30,000	60,000	—	—
John Gross	40,334	180,666	—	—
Joseph Sutton	17,000	34,000	—	—
Dick Wnuk	41,334	182,666	—	—

Director Compensation

Each non-employee director receives an annual cash retainer of $40,000, other than the Chair of the company’s Audit Committee who receives $50,000. In addition, each non-employee director receives annual equity grants valued at $40,000, other than the Chair of the Nominating and Governance Committee who receives a grant valued at $50,000 and the Chairs of the Compensation and Audit Committees who receive equity grants valued at $60,000. The equity portion of the compensation is a mix of 2/3 restricted stock and 1/3 stock options. The restricted stock is awarded quarterly with the number of shares determined by dividing the applicable dollar amount by the fair market value of the Company’s common stock on the day prior to the grant date. The stock options are awarded annually with the number of shares determined using a black scholes formula.

Employment Agreements

We currently have employment agreements with John Gross, our executive Vice President and Chief Financial Officer and Gui Karyo, our Executive Vice President, Operations.

Mr. Gross’s employment agreement provides for an annual base salary of $250,000. Mr. Gross is eligible to receive a discretionary bonus of up to 50% of his base salary, if so determined by the Company in accordance with the terms of the agreement, which for each of fiscal 2005 and 2006 could not be less than $62,500. In addition, Mr. Gross was granted, pursuant to our 2004 Employee, Director and Consultant Incentive Plan, options to purchase a total of 100,000 shares of our common stock, at an exercise price of $7.23, which options vest and become exercisable as to 1/36th of such grant amount each month commencing as of July 1, 2005, subject to Mr. Gross’s continuous service with the Company. If the Company terminates Mr. Gross’s employment without cause or the agreement is terminated by Mr. Gross for good reason, he will receive severance benefits from the Company, including, among other benefits and severance payments, continued payment of his then base salary for a period of 12 months on a regular payroll basis, a lump sum payment in the amount of his annual target bonus, and for any such termination occurring within 90 days after an annual bonus period, a percentage of the annual bonus, provided an annual bonus would have otherwise been awarded. In addition, in the event that his employment is terminated without cause, or due to his resignation for good reason, and such event occurs within twelve 12 months following a change of control of the Company, then he shall be entitled to receive the severance payment mentioned above in a single lump sum in lieu of the payroll basis described above. Mr. Gross shall also be eligible to receive a 280G ‘‘Gross-Up’’ payment to the extent any payment to him is characterized as a ‘‘parachute payment’’ within the meaning of the Internal Revenue Code of 1986. The agreement contains customary confidentiality, non-competition, non-solicitation, and indemnification terms and is terminable at-will by either party, subject to the conditions set forth above.

Mr. Karyo’s employment agreement provides for an annual base salary of $250,000. Mr. Karyo is eligible to receive an annual cash bonus of up to 50% of his base salary at the discretion of the Board and based on meeting certain corporate and personal goals. Under the agreement, Mr. Karyo was awarded 300,000 shares of restricted stock, which restrictions lapse as to 100,000 share increments on each of January 31, 2008, January 31, 2009 and January 31, 2010. In the event that Mr. Karyo’s employment is terminated without cause, or due to disability or resignation for good reason, the Company shall continue to pay Mr. Karyo’s base salary then in effect for a period of 12 months on a regular payroll basis. In addition, in the event that his employment is terminated without cause, or due to his resignation for good reason, and such event occurs within twelve 12 months following a change of control of the Company, then he shall be entitled to receive the severance payment mentioned above in a single lump sum in lieu of the payroll basis described above. In the event of a termination without cause, or resignation for good reason, all restrictions on the restricted stock shall lapse as of the date of termination. The agreement contains customary confidentiality, non-competition, non-solicitation, and indemnification terms and is terminable at-will by either party, subject to the conditions set forth above.

2004 Employee, Director and Consultant Incentive Plan

The following paragraphs provide a summary of the principal features of our 2004 Employee, Director and Consultant Incentive Plan (the ‘‘Plan’’) and its operation. The following summary is qualified in its entirety by reference to the Plan. As of October 31, 2006, 2,934,851 shares have been awarded under the plan and 3,208,006 remain eligible for issuance.

The purpose of our Plan is to encourage ownership of our common stock by our employees, directors and certain consultants in order to attract such people, to induce them to work for our benefit and to provide additional incentive for them to promote our success.

The Plan provides for the grant of incentive stock options to our employees and cash awards, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards to employees, directors and consultants (currently approximately 70 people). An aggregate of 6,142,857 shares of common stock has been reserved for issuance under our Plan, and as of October 31, 2006, 3,208,006 shares remain eligible for issuance. In addition, each share issued under awards other than options or stock appreciation rights shall count against the number of total shares available under the Plan as 1.3 shares, and each share issued as options or stock appreciation rights shall count against the total shares available under the Plan as one share.

In accordance with the terms of our Plan, our Board has authorized our Compensation Committee to administer the Plan. The Compensation Committee may delegate part of its authority and powers under our Plan to one or more of our directors and/or officers, but only the Compensation Committee can make awards to participants who are directors or executive officers of the Company. In accordance with the provisions of the Plan, our Compensation Committee will determine the terms of options and other awards, including:

•	the determination of which employees, directors and consultants will be granted options and other awards;

•	the number of shares subject to options and other awards;

•	the exercise price of each option which may not be less than fair market value on the date of grant;

•	the schedule upon which options become exercisable;

•	the termination or cancellation provisions applicable to options;

•	the terms and conditions of other awards, including conditions for repurchase, termination or cancellation, issue price and repurchase price; and

•	all other terms and conditions upon which each award may be granted in accordance with the Plan.

The maximum term of options granted under our Plan is seven years. Awards are generally subject to early termination upon the termination of employment or other relationship of the participant with us, whether such termination is at our option or as a result of the death or disability of the participant. Generally, in the event of a participant’s termination for cause, all outstanding awards shall be forfeited. No participant may receive awards for more than 1,000,000 shares of common stock in any fiscal year or a cash award in excess of $2,000,000 in any calendar year. Our Plan does not provide for the repricing of stock options or other awards.

The vesting of certain awards granted to employees who are ‘‘Covered Employees’’ (as defined in Section 162(m) of the Code) may be based on the attainment of Performance Goals (as defined in the Plan) pre-established by the Compensation Committee. Section 162(m) precludes us from taking a deduction for compensation in excess of $1 million paid to our named executive officers. Certain qualified performance-based compensation is excluded from this limitation. If the Plan is approved and the other conditions of the Plan and Section 162(m) of the Code are met, the vesting of certain awards will be excluded from the Section 162(m) limitation because it will qualify as performance-based compensation.

Performance Goals will be based on one or more of the following business criteria: Earnings per share, operating income, net income, cash flow, gross profit, return on investment, gross margin, working capital, earnings before interest and tax (EBIT), earnings before interest, tax, depreciation and amortization (EBITDA), return on equity, return on assets, return on capital, revenue growth, total shareholder return, and economic value added, customer satisfaction, technology leadership, number of new patents, employee retention, market share, market segment share, product release schedules, new product innovation, product cost reduction through advanced technology, brand recognition/acceptance, and product ship targets. Performance Goals may be based (as the Administrator deems appropriate) on (a) company-wide performance, (b) performance of a subsidiary, division, region, department, other operational unit of the company, (c) individual performance (if applicable), or (d) any combination of the foregoing. Performance Goals may be set in any manner determined by the Administrator, including looking to achievement on an absolute basis or on a relative basis to prior periods or in relation to peer group, indexes or other external measure of the selected criteria.

In addition, our Compensation Committee may, in its discretion, amend any term or condition of an outstanding award provided (i) such term or condition as amended is permitted by our Plan, and (ii) any such amendment shall be made only with the consent of the participant to whom such award was made, if the amendment is adverse to the participant.

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

Upon a merger or other reorganization event, our Board of Directors, may, in their sole discretion, take any one or more of the following actions pursuant to our Plan, as to some or all outstanding awards:

•	provide that all outstanding options shall be assumed or substituted by the successor corporation;

•	upon written notice to a participant, provide that the participant’s unexercised options will terminate immediately prior to the consummation of such transaction unless exercised by the participant;

•	in the event of a merger pursuant to which holders of our common stock will receive a cash payment for each share surrendered in the merger, make or provide for a cash payment to the participants equal to the difference between the merger price times the number of shares of our common stock subject to such outstanding options, and the aggregate exercise price of all such outstanding options, in exchange for the termination of such options;

•	provide that all or any outstanding options shall become exercisable in full immediately prior to such event; and

•	provide that outstanding awards shall be assumed or substituted by the successor corporation, become realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon the merger or reorganization event.

Our Plan may be amended by our stockholders. It may also be amended by the Board of Directors, provided that any amendment approved by the Board of Directors which is of a scope that requires stockholder approval as required by the rules of the Nasdaq Stock Market, in order to ensure favorable federal income tax treatment for any incentive stock options under Code Section 422, or for any other reason, is subject to obtaining such stockholder approval. Our Plan will expire on February 13, 2014.

Federal Income Tax Considerations

The following is a brief summary of the applicable federal income tax laws relating to stock options and stock grants under our Plan:

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

normally constitute capital gain. If the amount realized upon such a disqualifying disposition is less than fair market value of the shares on the date of exercise, the amount of compensation income will be limited to the excess of the amount realized over the optionee’s adjusted basis in the shares.

Non-Qualified Options:	Options otherwise qualifying as incentive stock options, to the extent the aggregate fair market value of shares with respect to which such options are first exercisable by an individual in any calendar year exceeds $100,000, and options designated as non-qualified options will be treated as options that are not incentive stock options. A non-qualified option ordinarily will not result in income to the optionee or deduction to us at the time of grant. The optionee will recognize compensation income at the time of exercise of such non-qualified option in an amount equal to the excess of the then value of the shares over the option price per share. Such compensation income of optionees may be subject to withholding taxes, and a deduction may then be allowable to us in an amount equal to the optionee’s compensation income. An optionee’s initial basis in shares so acquired will be the amount paid on exercise of the non-qualified option plus the amount of any corresponding compensation income. Any gain or loss as a result of a subsequent disposition of the shares so acquired will be capital gain or loss.

Stock Grants:	With respect to stock grants under the Plan that result in the issuance of shares that are either not restricted as to transferability or not subject to a substantial risk of forfeiture, the grantee must generally recognize ordinary income equal to the fair market value of shares received. Thus, deferral of the time of issuance will generally result in the deferral of the time the grantee will be liable for income taxes with respect to such issuance. We generally will be entitled to a deduction in an amount equal to the ordinary income recognized by the grantee.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is composed entirely of directors who are not our current or former employees, each of who meets the applicable definition of ‘‘independent’’ in the current rules of the NASDAQ Stock Market. None of the members of the Compensation Committee during fiscal 2006 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions, and (ii) was an executive officer of a company of which an executive officer of the Company is a director. The Committee is responsible for establishing and administering our executive compensation policies. The current members of our Compensation Committee are Laurence Aronson (Chair), Louis Lipschitz, Mark Stewart and Stephen Wilson. Our committee has no interlocks with other companies.

Performance Graph

The following graph compares the yearly percentage change in our cumulative total stockholder return on our common stock during a period commencing on December 5, 2003, and ending on October 31, 2006 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and our peer group(1) during such period. It should be noted that we have not paid any dividends on our common stock, and no dividends are included in the representation of our performance. The stock price performance on the graph below is not necessarily indicative of future price performance. This graph is not ‘‘soliciting material,’’ is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used on the graph was obtained from the Standard & Poor’s Institutional Market Services, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

(1)    Our ‘‘peer group’’ consists of the following: Activision Inc., Electronic Arts Inc., Midway Games Inc., Take-Two Interactive Software and THQ Inc.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Overview

Our Compensation Committee is responsible for establishing and administering our executive compensation policies. This report addresses the compensation policies for the fiscal year ended October 31, 2006 as they affected Morris Sutton, in his capacity as our Interim Chief Executive Officer from his appointment on February 3, 2006 until his resignation from the position on August 23, 2006, and Jesse Sutton, in his capacity as Interim Chief Executive Officer, effective August 23, 2006, and our other executive officers. The current members of the committee are Messrs. Laurence Aronson, Louis Lipschitz, Mark Stewart and Stephen Wilson. During the fiscal year 2006 prior to his resignation on February 3, 2006, James Halpin was also a member of the Compensation Committee.

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

Executive Officer Compensation Program

The Company’s executive officer compensation program is comprised of: (i) base salary, which is set on an annual basis; (ii) discretionary incentive bonuses, which are based on the achievement of objectives and our performance; and (iii) discretionary incentive compensation in the form of equity incentive grants, with the objective of aligning the executive officers’ long-term interests with those of the stockholders and encouraging the achievement of superior results over an extended period.

The Compensation Committee performs annual reviews of executive compensation to confirm the competitiveness of the overall executive compensation packages as compared with companies who compete with us to attract and retain employees.

Base Salary

Base salaries are set competitively relative to companies in the digital entertainment industry and other comparable companies. In determining salaries, the Compensation Committee also takes into consideration individual levels of experience and performance. The Compensation Committee seeks to compare the salaries paid by companies similar in size and industry to us. Within this comparison group, we seek to make comparisons to executives at a comparable level of experience, who have a comparable level of responsibility and expected level of contribution to our performance. In setting base salaries, the Compensation Committee also takes into account the level of competition among digital entertainment companies to attract talented personnel.

Incentive Bonuses

Incentive bonuses are based on two goals: (i) the Company’s performance, and (ii) a particular officer’s areas of responsibility. The Compensation Committee determines the potential amount of each executive’s bonus based on a subjective assessment by the Compensation Committee of the officer’s progress toward achieving established goals. In some cases, the potential amount of an officer’s bonus is pursuant to the terms of an employment agreement. In each case, however, bonuses are subject to the Company meeting certain pre-established performance goals. For 2006, other than in accordance with contractual obligations, no executive officer received an incentive bonus.

Long-term Incentive Compensation

Long-term incentive compensation, in the form of stock options and restricted stock grants, allows the executive officers to share in any appreciation in the value of our common stock. The Compensation Committee believes that equity participation aligns executive officers’ interests with those of the stockholders. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Awards are made at a level calculated to be competitive within the digital entertainment industry as well as a broader group of companies of comparable size. In determining the amount of each grant, the Compensation Committee takes into account the number of shares held by the executive prior to the grant as well as our performance and that of the individual executive in his area of responsibility. The plan provides that awards will be canceled and that certain gains must be repaid if an executive officer violates certain provisions of the plan. These provisions include prohibitions against engaging in activity that is detrimental to us, such as performing services for a competitor, disclosing confidential information or soliciting customers away from the company.

Chief Executive Officer Compensation

On February 3, 2006, Morris Sutton was appointed as the Company’s Interim Chief Executive Officer. His salary was reduced in connection with this appointment in order to move to a more performance based compensation package. Mr. Sutton resigned from the position on August 23, 2006, and Jesse Sutton became the Company’s Interim Chief Executive Officer. Jesse Sutton’s compensation did not change in connection with this appointment, and he continued to receive the same compensation as in his prior position as the Company’s President. Jesse Sutton does not have a written employment agreement with the Company. His employment is at will, and his compensation is set by a verbal agreement with the Company. He is eligible to receive an annual cash bonus based on his personal performance, as evaluated by the Board of directors, and the performance of the Company. He does not have any severance arrangements with the Company. He is entitled to all standard employment benefits offered to Company employees.

Tax Considerations

The Compensation Committee’s compensation strategy is to be cost and tax effective. Therefore, the Compensation Committee’s policy is to preserve corporate tax deductions, while maintaining the flexibility to approve compensation arrangements that it deems to be in the best interests of the company and its stockholders, even if such arrangements do not always qualify for full tax deductibility.

COMPENSATION COMMITTEE

Laurence Aronson (Chair)

Louis Lipschitz

Mark Stewart

Stephen Wilson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
As of October 31, 2006

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,527,494	6.19	3,208,006
Equity Compensation Plans not Approved by Security Holders	157,142 (1)	1.99	157,142
Total	1,684,636	5.80	3,365,148

(1)	Represents warrants to purchase 7,142 shares of common stock at purchase price per share of $11.30 granted to a consultant in 2005 and warrants to purchase 150,000 shares of common stock at a purchase price per share of $1.55 granted to a consultant in 2006.

Based on 23,736,998 shares of common stock currently outstanding, the following table sets forth, as of February 27, 2007, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of: (i) each current member of the Board of Directors, (ii) our former Interim Chief Executive Officer, current Interim Chief Executive Officer and certain other highly compensated officers, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities. Except as otherwise indicated, addresses are c/o Majesco Entertainment Company, 160 Raritan Center Parkway, Edison, NJ 08837.

Name	Number of Shares of Common Stock Beneficially Owned		Percentage of Voting Power
Directors and Officers
Jesse Sutton	2,305,679	(1)(2)(3)(4)	9.68
Morris Sutton	856,863	(4)(5)	3.61
John Gross	212,126	(6)	*
Gui Karyo	300,000	(7)	1.26
Jesse M. Sutton Foundation	217,142	(4)	*
Joseph Sutton	2,261,179	(2)(3)(4)(8)	9.49
Dick Wnuk	54,667	(9)	*
Laurence Aronson	58,782	(10)	*
Louis Lipschitz	64,166	(11)	*
Mark Stewart	3,787	(7)	*
Stephen Wilson	21,558	(12)	*
Current Executive Officers and Directors as a Group	5,227,277		21.74
Five Percent Stockholders
Robert S. Ellin	3,062,971	(13)	12.90
Adam Sutton	1,957,771	(3)(14)	8.25
Royce Associates, LLC	2,152,286	(15)	9.21

*Represents beneficial ownership of less than 1%.

(1)	Includes 170,213 shares of restricted stock and 30,000 shares of common stock underlying outstanding options but does not include options which have not vested and are not vesting within 60 days.

(2)	Includes 71,428 shares of common stock which may be acquired upon exercise of warrants to purchase shares of common stock.

(3)	Of the amount identified, 35,714 shares of common stock are subject to an escrow agreement.

(4)	Jesse Sutton, Joseph Sutton and Morris Sutton act as officers of the Jesse M. Sutton Foundation, and each has the power to vote and dispose of the shares held by the Foundation. Since the power to vote and dispose of the shares is shared among the three individuals, the number of shares disclosed under each of Jesse, Joseph and Morris Sutton does not include the number of shares held by the Foundation.

(5)	Of the amount identified, 805,363 shares are held pursuant to a voting agreement by which Morris Sutton has the power to vote the shares held in the name of his daughter, Sarah Sutton.

(6)	Includes 113,475 shares of restricted stock and 98,651 shares of common stock underlying outstanding options but does not include options which have not vested and are not vesting within 60 days.

(7)	Represents shares of restricted stock.

(8)	Includes 99,291 shares of restricted stock and 17,000 shares of common stock underlying outstanding options but does not include options which have not vested and are not vesting within 60 days.

(9)	Represents shares of common stock underlying outstanding options but does not include options which have not vested and are not vesting within 60 days. Due to the expiration of Mr. Wnuk’s consultancy in February 2007, these options will expire in May 2007 if unexercised.

(10)	Includes 13,617 shares of restricted stock and 14,608 shares of common stock underlying outstanding options but does not include options which have not vested and are not vesting within 60 days.

(11)	Includes 13,617 shares of restricted stock and 17,158 shares of common stock underlying outstanding options but does not include options which have not vested and are not vesting within 60 days.

(12)	Includes 11,347 shares of restricted stock.

(13)	Securities are owned directly by Trinad Capital Master Fund, Ltd. (the ‘‘Master Fund’’) which is a reporting person. These securities may be deemed to be beneficially owned by Trinad Management, LLC, the investment manager of the Master Fund and Trinad Capital LP, a controlling stockholder of the Master Fund; Trinad Advisors II LLC, the general partner of Trinad Capital LP; Robert S. Ellin, the managing director of and portfolio manager for Trinad Management, LLC and the managing director of Trinad Advisors II LLC and Jay A. Wolf a managing director of and portfolio manager for Trinad Management, LLC and a managing director of Trinad Advisors II LLC. The address is 2121 Avenue of the Stars, Suite 1650, Los Angeles, CA 90067.

(14)	Includes 1,200 shares of common stock underlying outstanding options but does not include options which have not vested and are not vesting within 60 days. Adam Sutton is an employee of the Company and is Morris Sutton’s son and the brother of Jesse and Joseph Sutton.

(15)	The address is 1414 Avenue of the Americas, New York, NY 10019.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

We currently receive printing and packaging services from a company in which the brother of Morris Sutton, our Chairman Emeritus, is an officer and co-owner. In fiscal 2006, we received services from this company for which we were billed approximately $1.5 million. Such charges are, to our knowledge, on terms no less favorable to what we could receive from providers of similar services. Morris Sutton has no interest in this company and receives no benefit from any transactions with the company.

Item 14.    Principal Accounting Fees and Services.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended October 31,
Category	2006	2005
Audit Fees(1)	$231,554	$973,161
Audit-Related Fees(2)	—	$41,865
Tax Fees(3)	$54,065	$25,000
All Other Fees	—	—

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in ‘‘audit fees’’ in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance and tax advice.

Audit Committee Pre-Approval Policy

In addition to retaining Goldstein Golub Kessler LLP to audit our consolidated financial statements for the years ended October 31, 2006 and 2005, we retained Goldstein Golub Kessler to provide other auditing and advisory services to us in our 2006 and 2005 fiscal years. We understand the need for Goldstein Golub Kessler to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Goldstein Golub Kessler, our audit committee has restricted the non-audit services that Goldstein Golub Kessler and its aligned company may provide to us primarily to tax services.

The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by Goldstein Golub Kessler.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

Dated: February 28, 2007	By:	/s/ Jesse Sutton
Jesse Sutton Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Jesse Sutton	Interim Chief Executive Officer (principal executive officer) and Director	February 28, 2007

Jesse Sutton

/s/ John Gross	Chief Financial Officer (principal financial and accounting officer)	February 28, 2007

John Gross

/s/ Laurence Aronson	Director	February 28, 2007

Laurence Aronson

/s/ Louis Lipschitz	Director	February 28, 2007

Louis Lipschitz

/s/ Mark Stewart	Director	February 28, 2007

Mark Stewart

/s/ Stephen Wilson	Director	February 28, 2007

Stephen Wilson