Form 10-Q
period 2007-01-31
MAJESCO ENTERTAINMENT CO
filed 2007-03-19
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

As of March 14, 2007, there were 23,837,426 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

January 31, 2007 QUARTERLY REPORT ON FORM 10-Q

SIGNATURES

CERTIFICATIONS

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	January 31, 2007	October 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,916	$3,794
Due from factor	1,088	1,189
Accounts and other receivables	1,489	3,103
Inventory – principally finished goods	3,287	2,438
Capitalized software development costs and prepaid license fees	1,360	1,489
Prepaid expenses	637	2,226
Total current assets	11,777	14,239
Property and equipment – net	695	701
Other assets	71	71
Total assets	$12,543	$15,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,443	$10,911
Inventory financing payable	579	1,390
Advances from customers	320	961
Total current liabilities	11,342	13,262
Stockholders’ equity:
Common stock – $.001 par value; 250,000,000 shares authorized; 23,982,791 and 23,427,462 issued and outstanding at January 31, 2007 and October 31, 2006, respectively	24	23
Additional paid in capital	94,928	94,529
Accumulated deficit	(93,680)	(92,754)
Accumulated other comprehensive loss	(71)	(49)
Total stockholders’ equity	1,201	1,749
Total liabilities and stockholders’ equity	$12,543	$15,011

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share amounts)

	Three Months Ended January 31,
	2007	2006
	(Unaudited)
Net revenues	$14,495	$21,638
Cost of sales
Product costs	8,177	9,553
Software development costs and license fees	1,815	4,119
	9,992	13,672
Gross profit	4,503	7,966
Operating expenses
Research and development	608	768
Selling and marketing	1,731	4,456
General and administrative	2,273	2,374
Loss on impairment of software development costs	—	2,375
Depreciation and amortization	73	135
	4,685	10,108
Operating loss	(182)	(2,142)
Other costs and expenses
Interest expense and financing costs, net	744	445
Loss before income taxes	(926)	(2,587)
Benefit for income taxes	—	—
Net loss	$(926)	$(2,587)
Net loss per share:
Basic and diluted	$(0.04)	$(0.12)
Weighted average shares outstanding
Basic and diluted	23,627,419	22,257,631

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Three Months Ended January 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(926)	$(2,587)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	73	135
Impairment of software development costs	—	2,375
Non-cash compensation expense	400	135
Gain on settlement of liabilities and other gains	(31)	—
Amortization of software development costs and prepaid license fees	849	—
Changes in operating assets and liabilities
Decrease (increase) in due from factor – net	101	(11,552)
Decrease in other receivables	1,614	—
(Increase) decrease in inventory	(849)	726
(Increase) decrease in capitalized software development costs and prepaid license fees	(719)	9,315
Decrease in income tax receivable	—	275
Decrease (increase) in prepaid expenses and other	1,589	(327)
(Decrease) increase in accounts payable and accrued expenses.	(438)	405
(Decrease) in advances from customers	(641)	(213)
Net cash provided by (used in) operating activities	1,022	(1,313)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(67)	(141)
Net cash used in investing activities	(67)	(141)
CASH FLOWS FROM FINANCING ACTIVITIES
Inventory financing	(811)	1,953
Net cash (used in) provided by financing activities	(811)	1,953
Effect of exchange rates on cash and cash equivalents	(22)	34
Net increase in cash	122	533
Cash and cash equivalents – beginning of period	3,794	2,407
Cash and cash equivalents – end of period	$3,916	$2,940
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable settled through the issuance of common stock, classified as a mandatorily redeemable liability	$365	—
Cash paid for interest	$781	$445

See accompanying notes

1.	PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

Majesco Entertainment Company, together with its wholly owned UK subsidiary (‘‘Majesco’’ or ‘‘Company’’), is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.

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

Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo’s Wii, Game Boy Advance, or GBA, DS, Micro and GameCube, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox and the personal computer, or PC.

The Company’s offerings include video game software and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment. Sales for the Company in the United States were $12.5 million or 86% and $17.4 million or 81% for the three month periods ended January 31, 2007 and 2006, respectively. Sales in Europe were $2.0 million or 14% and $4.2 million or 19% for the three month periods ended January 31, 2007 and 2006, respectively.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of January 31, 2007, management believes that there will be sufficient capital resources from operations and existing financing arrangements to meet the Company’s requirements for: development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products for the next twelve months. However, in the event that the Company is unable to generate the level of operating revenues in its business plan, the Company will be required to reduce operating expenditures or obtain additional sources of financing to continue operations. There can be no assurance that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could create a material adverse effect on future operating prospects of the Company.

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. The balance sheet at October 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended October 31, 2006 filed on Form 10-K on January 29, 2007.

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

The implementation of FAS No. 123 (R) has resulted in charges of $400,000 and $135,000 for the three month periods ended January 31, 2007 and 2006, respectively.

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

Earnings/(Loss) per share.    Basic earnings/(loss) per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted and basic earnings/(loss) per common share for the three month period ended January 31, 2007 and 2006, are the same because the impact of the conversion or exercise, as applicable, of the warrants (2,220,687 at January 31, 2007 and 2006) and stock options (1,509,872 and 1,979,023 at January 31, 2007 and 2006, respectively) would be antidilutive.

3.	DUE FROM FACTOR

Due from (to) factor consists of the following:

	January 31, 2007	October 31, 2006
	(in thousands)	(in thousands)
Outstanding accounts receivable sold to factor	$9,308	$14,384
Less: allowance	(3,310)	(4,047)
Advances from factor	(4,910)	(9,148)
	$1,088	$1,189

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Three Months Ended January 31,
	2007	2006
	(in thousands)
Balance – beginning of period	$(4,047)	$(9,551)
Add: provision	(352)	(1,279)
Less: amounts charged against allowance	1,089	4,808
Balance – end of period	$(3,310)	$(6,022)

4.	PREPAID EXPENSES

The following table presents the major components of prepaid expenses:

	January 31, 2007	October 31, 2006
	(in thousands)	(in thousands)
Advance payments for inventory	$343	$1,934
Other (less than 5% of total assets)	294	292
	$637	$2,226

5.	ACCOUNTS AND OTHER RECEIVABLES

The following table presents the major components of prepaid expenses:

	January 31, 2007	October 31, 2006
	(in thousands)	(in thousands)
Accounts receivable	$182	$2,370
Legal fee reimbursements due from insurance carriers	1,307	733
	$1,489	$3,103

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	January 31, 2007	October 31, 2006
Accounts payable – trade	$5,047	$4,992
Accrued expenses:
Royalties – including accrued minimum guarantees	3,337	3,233
Salaries and other compensation	392	499
Sales commissions	216	406
Settlement payable in common stock	365	—
Other accruals	1,086	1,781
	$10,443	$10,911

On November 16, 2005 Papaya Studio Corporation instituted legal proceedings against the Company for $1.9 million in the Central District Court of California alleging breach of contract. On January 29, 2007, we entered into a settlement agreement with regard to all claims relating to this litigation. Under the terms of the settlement agreement, we agreed to pay Papaya a total of $200,000 of cash in installments over a period of 90 days. In addition, as part of the settlement, we issued 238,562 shares of our common stock with a fair value of $365,000 to Papaya’s President and sole shareholder. In addition, to the extent $365,000 in proceeds from sales of these shares over a period of 10-12 months, subject to certain trading limitations, is not realized, we will pay the difference between the proceeds received from sales of the shares and $365,000. No shares have been sold as of January 31, 2007. Accordingly, the Company recorded the $365,000 fair value of the stock as a liability January 31, 2007 because cash settlement may be required based on events outside the control of the Company. The amount will be reclassified to paid in capital as the shares are sold and the proceeds realized by the holder in accordance with the agreement. In addition, as part of the settlement, we transferred to Papaya ownership of any video game assets developed by Papaya under the contract that was the subject of this litigation.

7.	CONTINGENCIES AND COMMITMENTS

Commitments

At January 31, 2007, the Company had open letters of credit aggregating $0.9 million under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

At January 31, 2007 the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $1.5 million, $1.4 million of which are payable through October 31, 2007. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s videogames.

Effective January 1, 2007, upon his resignation, the Company entered into a transition agreement with Morris Sutton, its former Chairman Emeritus, under which he will provide services as a consultant for a two year period. The agreement provides for a monthly retainer of $29,175 and a commission equal to 2% of sales to certain specified accounts.

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

8.	RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company’s former Chairman Emeritus, and uncle of Jesse Sutton, the Company’s interim Chief Executive Officer is a principal. During the three month periods ended January 31, 2007 and 2006 the Company was charged $0.6 million and $0.4 million, respectively. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company’s knowledge, on terms no less favorable to what the Company could receive from providers of similar services. Morris Sutton resigned from the company on February 27, 2007, becoming a consultant.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a provider of interactive entertainment products. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products internationally through distribution arrangements with other publishers. We have developed our retail and distribution network over our 20-year history.

We publish video game software for most major interactive entertainment hardware platforms, including Nintendo’s Wii, Game Boy Advance, or GBA, DS, Micro and GameCube, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP™, Microsoft’s Xbox and the personal computer, or PC.

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

During 2006 we revised our business model and shifted our product strategy away from capital intensive premium console games to a focus on lower-cost games for both console and handheld systems. We believe this strategy will allow us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the GBA, DS and PSP. We also intend to publish software for Nintendo’s Wii console (released in late 2006) as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach the ‘‘mass market’’ consumer. In addition, we will continue to opportunistically look for titles to publish on the PC and other home console systems.

Net Revenues.    Our revenues are derived from the following types of offerings:

•	Games. Our video games consist of ‘‘premium’’ titles and ‘‘value’’ titles for console and handheld video game systems. Premium titles are higher-priced video games that typically involve greater development and marketing costs. We work with third-party development studios to develop our own proprietary titles and we also license rights to well-known properties from third parties. Value titles are typically sold at suggested retail prices below $20 and typically involve comparatively lower development and marketing costs than our premium titles; and

•	Other digital entertainment products. We develop, manufacture and market a variety of digital media peripherals and applications including ‘‘plug-and-play’’ video game systems. These products connect directly to a user’s television and play pre-installed video games without the need for a dedicated console. We have also published GBA video titles utilizing our video compression technology, enabling users to view up to 90 minutes of color video content with stereo audio on their GBA or DS, using a standard GBA cartridge. We entered into licensing agreements with entertainment industry leaders for GBA Video content.

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

Gross Profit.    Gross Profit is the excess of net revenues over product costs and amortization of software development and license fees. Our gross profit is directly affected by the mix of revenues from our premium handheld versus value titles. The excess of net revenues over product costs has the potential to be substantially higher from publishing premium titles given the relatively lower manufacturing costs and higher sales prices. However, development and license fees incurred to produce premium games are generally incurred up front and amortized to cost of sales. The recovery of these costs and total gross profit is dependent upon achieving a certain sales volume, which varies by title. Our value titles are generally characterized as having lower gross profit margin potential than premium titles as a result of their lower sales price, and carry lower financial risk associated with the recovery of upfront development and license fees as compared with premium game titles.

Product Research and Development Expenses.    Product research and development expenses relate principally to our cost of supervision of third-party developers of our video games and other products, testing new products and conducting quality assurance evaluations during the development cycle. Costs incurred are employee-related, may include equipment and are not allocated to cost of sales.

Selling and Marketing Expenses.    Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. A large component of this expense relates to marketing and promotion expenses, which includes certain customer marketing allowances.

General and Administrative Expenses.    General and administrative expenses primarily represent employee related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. Professional fees, including legal and accounting expenses, typically represent the second largest component of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as SEC filings. Although there can be no assurance, legal ccosts incurred in connection with our pending shareholder litigation in excess of related deductibles are expected to be covered under our insurance policies. Therefore, they are not reflected in operating results.

Interest and Financing Costs.    Interest and financing costs are directly attributable to our factoring and our purchase-order financing arrangements.

(Benefit) Provision for Income Taxes.    Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Since the Company has a history of losses, a full valuation allowance has been established under the provisions of SFAS No. 109 and the company intends to maintain a valuation allowance for its net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

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

We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain products that did not sell through at retail. Price protection, when granted and applicable, allows customers a partial credit against amounts they owe us with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances.

Inventory.    Inventory, which consists of finished goods, is stated at the lower of cost as determined by the first-in, first-out method, or market. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales.

Reserves for Price Protection and Other Allowances.    We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular advertisement, are generally reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. Generally our price protection for premium-priced titles is higher than that needed for our value titles.

Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three month periods ended January 31, 2007 and 2006 we provided allowances for future price protection and other allowances of $0.3 million and $1.3 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse.

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

Commencing upon a related product’s release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products to which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. We recorded an expense of $2.4 million for the three months ended January 31, 2006 related to development costs for projects which were either canceled, or for which full recoverability was not expected. In the three month periods ended January 31, 2007 and 2006 we charged $1.8 million and $4.1 million, respectively, to cost of sales for amortization of software development costs, prepaid license fees and royalties on products which were sold.

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

Results of operations

Three months ended January 31, 2007 versus three months ended January 31, 2006

Net Revenues.    Net revenues for the three months ended January 31, 2007 decreased to $14.5 million from $21.6 million in the comparable quarter last year. The $7.1 million decrease is primarily due to lower revenues due to a shift away from capital intensive premium console games. During 2006 the Company changed its strategy from a focus on premium console games to handheld and console games with lower development, royalty and marketing expense requirements. Revenue for the three months ended January 31, 2006 includes the release of two premium console games.

Gross(Loss) Profit.    Gross profit for the three months ended January 31, 2007 was $4.5 million compared to a gross profit of $8.0 million in the same quarter last year. The decrease in gross profit is primarily attributable to the lower net revenues discussed above. Gross profit as a percentage of net sales was 31% for the three months ended January 31, 2007 compared to 37% for the three months ended January 31, 2006.

Product Research and Development Expenses.    Research and development costs decreased $0.2 million to $0.6 million for the three months ended January 31, 2007 from $0.8 million for the comparable period in 2006. The decrease is principally the result of fewer quality assurance employees due to a reduced number of premium game projects currently in the development cycle.

Selling and Marketing Expenses.    Total selling and marketing expenses decreased to $1.7 million for the three months ended January 31, 2007 from $4.5 million in the same three month period in

2006. The $2.8 million decrease is primarily due to a decrease in media and other marketing costs associated with premium games that were launched in the three months ended January 31, 2006. Selling and marketing expense as a percentage of net sales was approximately 12% for the three months ended January 31, 2007, compared to 21% for the same quarter last year. The decline is the result of an overall decrease in media costs related to the premium games.

General and Administrative Expenses.    For the three month period ended January 31, 2007 general and administrative expenses were $2.3 million, a decrease of $0.1 million from $2.4 million in the comparable period in 2006. The decrease is primarily due to lower compensation costs. We recorded $0.4 million and $0.1 million of stock compensation expense related to the adoption of SFAS 123(R) for the three months ended January 31, 2007 and 2006, respectively.

Operating Loss.    Operating loss for the three months ended January 31, 2007 was $0.2 million, compared to an operating loss $2.1 million for the three month period ended January 31, 2006. The decrease in operating loss was primarily due to lower revenues discussed above, offset in part by lower selling and marketing expenses related to our shift in product strategy away from higher cost premium console games, and a $2.4 million impairment charge in 2006.

Interest and Financing Costs, Net.    Interest and financing costs increased to $0.7 million for the three months ended January 31, 2007 from $0.4 million for the three months ended January 31, 2006. The increase of $0.3 million is the result of a higher percentage of the Company’s inventory purchases being financed through letters of credit and higher borrowing rates.

Income Taxes.     For the three months ended January 31, 2007 and 2006, we did not record any income tax benefit because realization of the resulting loss carryforwards can not be assured.

Net Loss.    Net loss for the three months ended January 31, 2007 was $0.9 million, a decrease of $1.7 million from a net loss of $2.6 million for the comparable period in 2006.

Liquidity and Capital Resources

Historically, we have met our capital needs through our factoring and purchase order financing arrangements, sales of our common stock, and advances from customers.

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

As of January 31, 2007, management believes that there will be sufficient capital resources from operations and existing financing arrangements to meet our requirements for development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products for the next twelve months. However, in the event that we are unable to generate the level of operating revenues in the business plan, we will be required to reduce operating expenditures or obtain additional sources of financing to continue operations. There can be no assurance that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could create a material adverse effect on future operating prospects of the Company.

As a result of recurring losses incurred by us, the report of our independent Registered Public Accounting firm on the financial statements as of October 31, 2005 and 2006 contained an explanatory paragraph indicating that we may be unable to continue as a going concern.

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

As of January 31, 2007 we had open letters of credit aggregating $0.9 million for inventory purchases to be delivered during the quarter ended April 30, 2007.

We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $1.5 million, $1.4 million of which are payable through October 31, 2007.

As of January 31, 2007 we were committed under operating leases for office space and equipment for approximately $1.5 million through July 2009.

Effective January 1, 2007, upon his resignation, we entered into a transition agreement with Morris Sutton, our former Chairman Emeritus under which he will provide services as a consultant for a two year period. The agreement provides for a monthly retainer of $29,175 and a commission equal to 2% of sales to certain specified accounts.

As previously disclosed, the Company and several of its current and former directors and officers are defendants in securities class action and other stockholder lawsuits. While we intend to vigorously defend ourselves in these actions, we cannot predict the outcome of such suits. Furthermore, while we maintain insurance to cover the costs and expenses of such suits, there can be no assurance that such insurance will be adequate to cover such costs and expenses, or that any award or judgment against the Company will not exceed the limits of such coverage. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.

Cash Flows

Cash and cash equivalents were $3.9 million at January 31, 2007 compared to $3.8 million at October 31, 2006.

Operating Cash Flows.    Cash provided by (used in) operating activities during the three months ended January 31, 2007 was $1.0 million compared ($1.3) million during the same period in the prior year. The $2.3 million increase in cash provided by operations in 2007 was due primarily to a lower operating loss than the prior year. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.

Investing Cash Flows.    Cash used in investing activities for the three months ended January 31, 2007 consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth of $0.1 million.

Financing Cash Flows.    Cash used in financing activities in the three months ended January 31, 2007 was $0.8 million relating to a reduction in outstanding inventory financing. During the three month period ended January 31, 2006 we generated $2.0 million due to an increase in the inventory financing balance.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At January 31, 2007 we did not have any foreign exchange contracts.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks other than an update to one risk factor as follows, in order to reflect information recently received from Nasdaq:

We may not be able to maintain our listing on the Nasdaq Capital Market.

Our common stock currently trades on the Nasdaq Capital Market. This market has continued listing requirements that we must continue to maintain to avoid delisting. The standards include, among others, minimum bid price requirements and any of: (i) a minimum stockholders’ equity of $2.5 million pursuant to Marketplace Rule 4310(c)(2)(B)(i); (ii) a market value of listed securities of $35 million pursuant to Marketplace Rule 4310(c)(2)(B)(ii); or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years pursuant to Marketplace Rule 4310(c)(2)(B)(iii). Our results of operations and our fluctuating stock price directly impact our ability to satisfy these listing standards. In the event we are unable to maintain these listing standards, we may be subject to delisting.

On March 16, 2007 (the ‘‘Notice Date’’), we received notice from Nasdaq with respect to our failure to satisfy these continued listing requirements. For the ten consecutive trading days preceding the Notice Date, the market value of our listed securities had been below $35 million, failing to satisfy the requirement listed in the above item (ii). In addition, based on that reported in our Form 10-K for the fiscal year ended October 31, 2006, we did not comply with either of the other requirements listed above.

In order to become compliant with the continued listing standards, during the 30 calendar days following the Notice Date (up to April 16, 2007), our market value of listed securities must be $35 million or more for ten consecutive business days. If we fail to meet this requirement, or to demonstrate to Nasdaq that we comply with one of the other standards discussed above, we will be subject to delisting.

A delisting from Nasdaq would result in our common stock being eligible for listing on the Over-The-Counter Bulletin Board (the OTCBB’’). The OTCBB is generally considered to be a less efficient system than markets such as Nasdaq or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock on the OTCBB may make us less desirable to institutional investors and may, therefore, limit our future equity funding options and could negatively affect the liquidity of their investment by our stockholders.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On March 16, 2007 (the ‘‘Notice Date’’), we received notice from the Nasdaq Stock Market with respect to our failure to satisfy its continued listing requirements. Under these requirements, in order to continue to trade on Nasdaq, a company must continue to satisfy one of the following three standards: (i) a minimum stockholders’ equity of $2.5 million pursuant to Marketplace Rule 4310(c)(2)(B)(i); (ii) a market value of listed securities of $35 million pursuant to Marketplace Rule 4310(c)(2)(B)(ii); or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years pursuant to Marketplace Rule 4310(c)(2)(B)(iii).

For the ten consecutive trading days preceding the Notice Date, the market value of our listed securities had been below $35 million, failing to satisfy the requirement listed in the above item (ii). In addition, based on that reported in our Form 10-K for the fiscal year ended October 31, 2006, we did not comply with either of the other requirements listed above.

In order to become compliant with the continued listing standards, during the 30 calendar days following the Notice Date (up to April 16, 2007), our market value of listed securities must be $35 million or more for ten consecutive business days. If we fail to meet this requirement, or to demonstrate to Nasdaq that we comply with one of the other standards discussed above, we will be subject to delisting.

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

Date: March 19, 2007