Form 10-Q
period 2007-04-30
MAJESCO ENTERTAINMENT CO
filed 2007-06-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

As of June 14, 2007, there were 23,863,196 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
April 30, 2007 QUARTERLY REPORT ON FORM 10-Q

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	April 30, 2007	October 31, 2006
	(unaudited)
ASSETS
Current assets
Cash	$4,196	$3,794
Due from factor	2,215	1,189
Accounts and other receivables	1,388	3,103
Inventory – principally finished goods	2,790	2,438
Capitalized software development costs and prepaid license fees	1,558	1,489
Prepaid expenses	169	2,226
Total current assets	12,316	14,239
Property and equipment – net	653	701
Other assets	71	71
Total assets	$13,040	$15,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	11,481	$10,911
Inventory financing payable	796	1,390
Advances from customers	320	961
Total current liabilities	12,597	13,262
Stockholders’ equity:
Common stock – $.001 par value; 250,000,000 shares authorized; 23,837,156 and 23,427,462 issued and outstanding at April 30, 2007 and October 31, 2006, respectively	24	23
Additional paid in capital	95,494	94,529
Accumulated deficit	(95,015)	(92,754)
Accumulated other comprehensive loss	(60)	(49)
Total stockholders’ equity	443	1,749
Total liabilities and stockholders’ equity	$13,040	$15,011

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenues	$14,564	$11,185	$29,111	$32,823
Cost of sales
Product costs	6,221	5,536	14,392	15,089
Software development costs and license fees	2,231	2,154	4,053	6,272
	8,452	7,690	18,445	21,361
Gross profit	6,112	3,495	10,666	11,462
Operating expenses
Research and development	543	629	1,151	1,397
Selling and marketing	1,903	1,869	3,686	6,325
General and administrative	2,135	2,586	4,438	4,960
Gain on settlement of liabilities and other gains	(208)	(3,097)	(239)	(3,097)
Settlement of litigation and related charges, net	2,500	—	2,500	—
Loss on impairment of software development costs	35	—	35	2,375
Depreciation and amortization	72	128	145	263
	6,980	2,115	11,716	12,223
Operating income (loss)	(868)	1,380	(1,050)	(761)
Other costs and expenses
Interest expense and financing costs, net	467	541	1,211	986
Income (loss) before income taxes	(1,335)	839	(2,261)	(1,747)
Provision for income taxes	—	—	—	—
Net Income (loss)	$(1,335)	$839	$(2,261)	$(1,747)
Net Income (loss) per share:
Basic and diluted	$(0.06)	$0.04	$(0.10)	$(0.08)
Weighted average shares outstanding
Basic and diluted	23,831,737	22,374,073	23,668,235	22,313,326

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Six Months Ended April 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,261)	$(1,747)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	145	263
Impairment of software development costs	35	2,375
Non-cash compensation expense	775	499
Gain on settlement of liabilities and other gains	(239)	(3,097)
Amortization of software development costs and prepaid license fees	1,658	—
Changes in operating assets and liabilities
Increase in due from factor – net	(1,026)	(7,388)
Decrease (increase) in other receivables	1,715	(1,433)
(Increase) decrease in inventory	(352)	2,922
(Increase) decrease in capitalized software development costs and prepaid license fees	(1,727)	9,979
Decrease in income tax receivable	—	275
Decrease (increase) in prepaid expenses and other	2,057	(706)
Increase (decrease) in accounts payable and accrued expenses	916	(1,882)
Decrease in advances from customers	(641)	(279)
Net cash provided by (used in) operating activities	1,055	(219)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(97)	(162)
Net cash used in investing activities	(97)	(162)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	49	—
Inventory financing	(594)	1,129
Net cash (used in) provided by financing activities	(545)	1,129
Effect of exchange rates on cash and cash equivalents	(11)	26
Net increase in cash	402	774
Cash – beginning of period	3,794	2,407
Cash – end of period	$4,196	$3,181
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable settled through the issuance of common stock, classified as a liability	$365	—
Cash paid for interest	$1,265	$986

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

The Company’s offerings include video game software and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. Accordingly, the Company operates in a single segment. Sales for the Company in the United States were $14.3 million or 98% and $26.8 million or 92% for the three and six month periods ended April 30, 2007, respectively. Sales in Europe were $0.3 million or 2% and $2.3 million or 8% for the three and six month periods ended April 30, 2007, respectively. Sales for the Company in the United States were $10.1 million or 90% and $27.4 million or 80% for the three and six month periods ended April 30, 2006, respectively. Sales in Europe were $1.1 million or 10% and $5.4 million or 20% for the three and six month periods ended April 30, 2006, respectively.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of April 30, 2007, management believes that there will be sufficient capital resources from operations and existing financing arrangements to meet the Company’s requirements for the development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products for the next twelve months. However, in the event that the Company is unable to generate the level of operating revenues in its business plan, the Company will be required to reduce operating expenditures or obtain additional sources of financing to continue operations. There can be no assurance that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could create a material adverse effect on future operating prospects of the Company.

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

Operating expenses include stock based compensation charges of $375,000 and $775,000 for the three and six month periods ended April 30, 2007, and $364,000 and $499,000 for the three and six month periods ended April 30, 2006, respectively.

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

Earnings/(Loss) per share.    Basic earnings/(loss) per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted and basic earnings/(loss) per common share for the three and six month periods ended April 30, 2007 and 2006, are the same because the impact of the conversion or exercise, as applicable, of the warrants (676,377 and 2,070,687 at April 30, 2007 and 2006) and stock options 1,476,538 and 1,579,013 at April 30, 2007 and 2006, respectively) would be antidilutive.

3.    DUE FROM FACTOR

Due from (to) factor consists of the following:

	April 30, 2007	October 31, 2006
	(in thousands)	(in thousands)
Outstanding accounts receivable sold to factor	$11,907	$14,384
Less: allowance	(2,859)	(4,047)
Advances from factor	(6,833)	(9,148)
	$2,215	$1,189

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Six Months Ended April 30,
	2007	2006
	(in thousands)
Balance – beginning of period	$(4,047)	$(9,551)
Add: provision	(1,668)	(2,077)
Less: amounts charged against allowance	2,856	7,963
Balance – end of period	$(2,859)	$(3,665)

4.    PREPAID EXPENSES

The following table presents the major components of prepaid expenses:

	April 30, 2007	October 31, 2006
	(in thousands)	(in thousands)
Advance payments for inventory	$54	$1,934
Other (less than 5% of total assets)	115	292
	$169	$2,226

5.    ACCOUNTS AND OTHER RECEIVABLES

The following table presents the major components of accounts and other receivables:

	April 30, 2007	October 31, 2006
	(in thousands)	(in thousands)
Accounts receivable	$226	$2,370
Legal fee reimbursements due from insurance carriers	1,162	733
	$1,388	$3,103

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	April 30, 2007	October 31, 2006
	(in thousands)	(in thousands)
Accounts payable – trade	$2,310	$3,809
Accrued expenses:
Royalties – including accrued minimum guarantees	3,500	3,233
Salaries and other compensation	580	499
Sales commissions	329	406
Litigation accrual and related charges, net	2,500	—
Legal fees, shareholder litigations	1,606	1,183
Settlement payable in common stock	225	—
Other accruals	431	1,781
	$11,481	$10,911

As discussed in note 7, the Company recorded a $2.5 million liability representing the fair value of common stock which is expected to be issued to settle the shareholder lawsuit. Legal fees, shareholder litigations represents unpaid legal fees that have been invoiced directly to the Company regarding the lawsuits or under indemnification agreements with parties named in the lawsuits. The Company included $1,162 and $733 in other receivables (see note 5) at April 30, 2007 and October 31, 2006, respectively, representing the portion of the unpaid fees that are covered under the Company’s insurance policies.

On November 16, 2005 Papaya Studio Corporation instituted legal proceedings against the Company for $1.9 million in the Central District Court of California alleging breach of contract. On January 29, 2007, the Company entered into a settlement agreement with regard to all claims relating to this litigation. Under the terms of the settlement agreement, we agreed to pay Papaya a total of $200,000 of cash in installments over a period of 90 days. In addition, as part of the settlement, the Company issued 238,562 shares of our common stock with a fair value of $365,000 to Papaya’s President and sole shareholder. In addition, to the extent $365,000 in proceeds from sales of these shares over a period of 10-12 months, subject to certain trading limitations, is not realized, the Company will pay the difference between the proceeds received from sales of the shares and $365,000. Accordingly, the Company recorded the $365,000 fair value of the stock as a liability January 31, 2007 because cash settlement may be required based on events outside the control of the Company. As of April 30, 2007 100,000 shares have been sold for net proceeds of approximately $142,000. Accordingly, the company reclassified $142,000 of the liability to additional paid in capital at April 30, 2007. In addition, as part of the settlement, we transferred to Papaya ownership of any video game assets developed by Papaya under the contract that was the subject of this litigation.

7.    CONTINGENCIES AND COMMITMENTS

Commitments

At April 30, 2007, the Company had open letters of credit aggregating $1.6 million under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

At April 30, 2007 the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $2.0 million, $1.6 million of which are payable through October 31, 2007. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s videogames.

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

The Company and the Individual Defendants have been in negotiations with Plaintiffs to resolve the Securities Class Action lawsuit, and have recently reached a tentative understanding on settlement terms. These terms include a payment in the form of common stock of the Company with a market value of approximately $2.5 million in addition to payments in cash from proceeds of the Company’s insurance carrier. Assuming a Class Action settlement is concluded, it will require court approval before it can become effective. The Company anticipates that its insurance will be adequate to pay the cash portion of such settlement and related legal costs and will also be adequate to address Trinad Capital’s litigation against the Company. There is no assurance that the settlement described above will be achieved, and if not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s costs relating to the Class Action lawsuit or its other litigation. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.

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

8.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company’s former Chairman Emeritus, and uncle of Jesse Sutton, the Company’s interim Chief Executive Officer is a principal. During the three and six month periods ended April 30, 2007 and 2006 the Company was charged $0.3 million and $0.9 million, and $0.3 million and $0.8 million respectively. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company’s knowledge, on terms no less favorable to what the Company could receive from providers of similar services. Morris Sutton resigned from the company on February 27, 2007, becoming a consultant. The Company paid approximately $60,000 to Mr. Sutton under the agreement during the three months ended April 30, 2007.

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

During 2006 we revised our business model and shifted our product strategy away from capital intensive premium console games to a focus on lower-cost games for both console and handheld systems. We believe this strategy will allow us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the GBA, DS and PSP. We also publish software for Nintendo’s Wii console (released in late 2006) as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach the ‘‘mass market’’ consumer. In addition, we will continue to opportunistically look for titles to publish on the PC and other home console systems.

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

Selling and Marketing Expenses.    Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. A large component of these expenses relate to marketing and promotion expenses, which includes certain customer marketing allowances.

General and Administrative Expenses.    General and administrative expenses primarily represent employee related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. Professional fees, including legal and accounting expenses, typically represent the second largest component of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as SEC filings. Although there can be no assurance, legal costs incurred in connection with our pending shareholder litigation in excess of related deductibles are expected to be covered under our insurance policies. Therefore, they are not reflected in operating results.

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

Inventory.    Inventory, which consists principally of finished goods, is stated at the lower of cost as determined by the first-in, first-out method, or market. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales.

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

Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three and six month periods ended April 30, 2007 and 2006 we provided allowances for future price protection and other allowances of $1.3 million and $1.7 million, and $0.8 million and $2.1 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse.

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

Commencing upon a related product’s release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products to which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. We recorded an expense of $2.4 million for the six months ended April 30, 2006 related to development costs for projects which were either canceled, or for which full recoverability was not expected. In the three and six month periods ended April 30, 2007 and 2006 we charged $2.2 and $4.0 million, and $2.2 million and $6.3 million, respectively, to cost of sales for amortization of software development costs, prepaid license fees and royalties on products which were sold.

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

Results of operations

Three months ended April 30, 2007 versus three months ended April 30, 2006

Net Revenues.    Net revenues for the three months ended April 30, 2007 increased to $14.6 million from $11.2 million in the comparable quarter last year. The $3.4 million increase is primarily due to the release of two video games for use on the Nintendo Wii console system in 2007; Cooking Mama Cookoff, and Bust A Move Revolution. The games for the Wii console, which was introduced by Nintendo in November 2006, generated a higher price per unit than the handheld system games that comprised the majority of revenues in 2006.

Gross Profit.    Gross profit for the three months ended April 30, 2007 was $6.1 million compared to a gross profit of $3.5 million in the same quarter last year. The increase in gross profit is primarily attributable to the higher net revenues discussed above, and a higher gross profit as a percentage of net sales related to the Wii titles released in 2007. Approximately 59% of our revenues for the three months ended April 30, 2007 were derived from video games for the Nintndo Wii console, which are generally sold at a higher gross profit percentage than our value and handheld system games. Substantially all revenues for the three months ended April 30, 2006 were derived from the sale of handheld system and value titles. Gross profit as a percentage of net sales was 42% for the three months ended April 30, 2007 compared to 31% for the three months ended April 30, 2006.

Product Research and Development Expenses.    Research and development costs decreased $0.1 million to $0.5 million for the three months ended April 30, 2007 from $0.6 million for the comparable period in 2006. These expenses have remained at a stable level due to the focus on games with relatively shorter development times and lower development costs.

Selling and Marketing Expenses.    Total selling and marketing expenses were approximately $1.9 million for the three months ended April 30, 2007 and 2006. Selling and marketing expenses consist primarily of salaries, commissions, and internet and print media costs associated with the games that were released during the period. Selling and marketing expense as a percentage of net sales was approximately 13% for the three months ended April 30, 2007, compared to 17% for the same quarter last year.

General and Administrative Expenses.    For the three month period ended April 30, 2007 general and administrative expenses were $2.1 million, a decrease of $0.5 million from $2.6 million in the comparable period in 2006. The decrease is primarily due to lower legal expenses related to the class action lawsuit. During 2006 we recorded expenses of approximately $0.3 million related to legal expenses that were below the deductible in our directors and officers liability insurance policy, or otherwise not reimbursable under the policy. We recorded $0.4 million and $0.3 million of stock compensation expense related to SFAS 123(R) for the three months ended April 30, 2007 and 2006, respectively.

Gains on Settlement of Liabilities and Other Gains.    Gains on settlement of liabilities for the three months ended April 30, 2006 consists of $1.5 million related to negotiated reductions in royalty payments due for certain video and video game titles, $0.5 million gain on the sale of the rights to certain video game titles, and $1.1 million gain on the settlement of legal and marketing and development accounts payable for less than the invoice amount.

Settlement of litigation and related costs, net.    As discussed in note 7 to the financial statements, the Company and the Individual Defendants have been in negotiations with Plaintiffs to resolve the Securities Class Action lawsuit, and have recently reached a tentative understanding on settlement terms. These terms include a payment in the form of common stock of the Company with a market value of approximately $2.5 million in addition to payments in cash from proceeds of the Company’s insurance carrier. Assuming a Class Action settlement is concluded, it will require court approval before it can become effective. The Company anticipates that its insurance will be adequate to pay the cash portion of such settlement and related legal costs and will also be adequate to address Trinad Capital’s litigation against the Company. There is no assurance that the settlement described above will be achieved, and if not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s cost relating to the Class Action lawsuit or its other litigation. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.

Operating (Loss) income.    Operating loss for the three months ended April 30, 2007 was $(0.8) million, compared to operating income of $1.4 million for the three month period ended April 30, 2006. The decrease in operating (loss) income was primarily due to a charge of $2.5 million during the three months ended April 30, 2007 for the settlement of shareholder litigation, a decrease in gain on settlement of liabilities and other gains of $2.8 million during 2006, partially offset by the higher net revenues and gross profit discussed above.

Interest and Financing Costs, Net.    Interest and financing costs were approximately $0.5 million for the three months ended April 30, 2007 and 2006.

Income Taxes.    As a result of the availability of loss carryforwards, we have not recorded any provisions for federal or state income taxes in the current period.

Net (Loss) Income.    Net loss for the three months ended April 30, 2007 was $(1.3) million, a decrease of $2.1 million from net income of $0.8 million for the comparable period in 2006, primarily due to a $2.5 million charge related to the settlement of litigation in 2007.

Six months ended April 30, 2007 versus six months ended April 30, 2006

Net Revenues.    Net revenues for the six months ended April 30, 2007 decreased to $29.1 million from $32.8 million in the comparable period last year. The $3.7 million decrease is primarily due to lower revenues from the sale of GBA video movies. During the six months ended April 30, 2006 we released two 90 minute video movies for the Nintendo GBA handheld system. During 2007 the Company changed its focus to handheld and console games with lower development, royalty and marketing expense requirements.

Gross Profit.    Gross profit for the six months ended April 30, 2007 was $10.7 million compared to a gross profit of $11.5 million in the same quarter last year. The decrease in gross profit is primarily attributable to the lower net revenues discussed above, partially off set by an increase in gross profit as a percent of net sales. Gross profit as a percentage of net sales was 37% for the six months ended April 30, 2007 compared to 35% for the six months ended April 30, 2006.

Product Research and Development Expenses.    Research and development costs decreased $0.2 million to $1.2 million for the six months ended April 30, 2007 from $1.4 million for the comparable period in 2006. The decrease is principally the result of a reduction in the number of quality assurance employees in January 2006, as we changed our focus to games with shorter development times and relatively lower development costs.

Selling and Marketing Expenses.    Total selling and marketing expenses decreased to $3.7 million for the six months ended April 30, 2007 from $6.3 million in the same six month period in 2006. The $2.6 million decrease is primarily due to a decrease in media and other marketing costs associated with premium games that were launched in the quarter ended January 31, 2006. Selling and marketing expense as a percentage of net sales was approximately 13% for the six months ended April 30, 2007, compared to 19% for the same quarter last year. The decline is the result of an overall decrease in media costs related to the premium games.

General and Administrative Expenses.    For the six month period ended April 30, 2007 general and administrative expenses were $4.4 million, a decrease of $0.6 million from $5.0 million in the comparable period in 2006. The decrease is primarily due to lower legal costs. During 2006 we recorded expenses of approximately $0.3 million related to legal expenses that were below the deductible in our directors and officers liability insurance policy, or otherwise not reimbursable under the policy. We recorded $0.8 million and $0.6 million of stock compensation expense related to SFAS 123(R) for the six months ended April 30, 2007 and 2006, respectively.

Gains on Settlement of Liabilities and Other Gains.    Gains on settlement of liabilities for the six months ended April 30, 2006 consists of $1.5 million related to negotiated reductions in royalty payments due for certain video and video game titles, $0.5 million gain on the sale of the rights to certain video game titles, and $1.1 million gain on the settlement of legal and marketing and development accounts payable for less than the invoice amount.

Settlement of litigation and related costs, net.    As discussed in note 7 to the financial statements the Company and the Individual Defendants have been in negotiations with Plaintiffs to resolve the Securities Class Action lawsuit, and have recently reached a tentative understanding on settlement terms. These terms include a payment in the form of common stock of the Company with a market value of approximately $2.5 million in addition to payments in cash from proceeds of the Company’s insurance carrier. Assuming a Class Action settlement is concluded, it will require court approval before it can become effective. The Company anticipates that its insurance will be adequate to pay the cash portion of such settlement and related legal costs and will also be adequate to address Trinad Capital’s litigation against the Company. There is no assurance that the settlement described above will be achieved, and if not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s costs relating to the Class Action lawsuit or its other litigation. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.

Operating Loss.    Operating loss for the six months ended April 30, 2007 was $1.1 million, compared to an operating loss $0.8 million for the six month period ended April 30, 2006. The increase in operating loss was primarily due to a charge for the settlement of litigation in 2007 of $2.5 million and decreased gain on settlement of liabilities and other gains of $2.9 million, partially offset by lower operating expenses discussed above and a $2.4 million decrease in impairment charges.

Interest and Financing Costs, Net.    Interest and financing costs increased to $1.2 million for six months ended April 30, 2007 from $1.0 million for the six months ended April 30, 2006. The increase of $0.2 million is the result of a higher fees to our factor due to increased invoicing volume.

Income Taxes.    As a result of the availability of loss carryforwards, we have not recorded any provisions for federal or state income taxes in the current period.

For the six months ended April 30, 2006 we did not record any income tax benefit because realization of the resulting loss carryforwards can not be assured.

Net Loss.    Net Loss for the six months ended April 30, 2007 was $2.3 million, an increase of $0.6 million from a net loss of $1.7 million for the comparable period in 2006.

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

Under the terms of our factoring agreement, we assign our accounts receivable to the factor. The factor, in its sole discretion, determines whether or not it will accept a receivable based on its assessment of its credit risk. Once a receivable is accepted by the factor, the factor assumes substantially all of the credit risk associated with the receivable. The factor is required to remit payments to us for the assigned accounts receivable in accordance with the terms of the assigned invoice, regardless of whether the factor receives payment on the receivable, so long as the customer does not have a valid dispute related to the invoice. The amount remitted to us by the factor equals the invoiced amount adjusted for allowances and discounts we have provided to the customer less factor charges of 0.5% of invoiced amounts, subject to a minimum charge per invoice, for these credit and collection services.

We utilize purchase order financing arrangements in order to enable us to provide letters of credit necessary for the manufacture of our products. Manufacturers require us to present a letter of credit in order to manufacture the products required under a purchase order. Currently, we utilize letters of credit from a finance company which charges a fee of 1.5% of the purchase order amount for each transaction for 30 days, plus a maintenance fee of 0.05% per day (18% annually) for any advances outstanding under the financing arrangement for more than 30 days. Our factor also provides purchase order financing at a cost of 0.5% of the purchase order amount for each transaction for 30 days. Additional charges are incurred under both arrangements if letters of credit remain outstanding in excess of the original time period.

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

As of April 30, 2007, management believes that there will be sufficient capital resources from operations and existing financing arrangements to meet our requirements for development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products for the next twelve months. However, in the event that we are unable to generate the level of operating revenues in the business plan, we will be required to reduce operating expenditures or obtain additional sources of financing to continue operations. There can be no assurance that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could create a material adverse effect on future operating prospects of the Company.

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

As of April 30, 2007 we had open letters of credit aggregating $1.6 million for inventory purchases to be delivered during the quarter ended July 31, 2007.

We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $2.0 million, $1.6 million of which are payable through October 31, 2007.

As of April 30, 2007 we were committed under operating leases for office space and equipment for approximately $0.9 million through October, 2009.

Effective January 1, 2007, upon his resignation, we entered into a transition agreement with Morris Sutton, our former Chairman Emeritus under which he will provide services as a consultant for a two year period. The agreement provides for a monthly retainer of $29,175 and a commission equal to 2% of sales to certain specified accounts.

As previously disclosed, the Company and several of its current and former directors and officers are defendants in securities class action and other stockholder lawsuits. The Company and the Individual Defendants to the class action lawsuit have been in negotiations with Plaintiffs to resolve the Securities Class Action lawsuit, and have recently reached a tentative understanding on settlement terms. These terms include a payment in the form of common stock of the Company with a market value of approximately $2.5 million in addition to payments in cash from proceeds of the Company’s insurance carrier. Assuming a Class Action settlement is concluded, it will require court approval before it can become effective. The Company anticipates that its insurance will be adequate to pay the cash portion of such settlement and related legal costs and will also be adequate to address Trinad Capital’s litigation against the Company. There is no assurance that the settlement described above will be achieved, and if not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s costs relating to the Class Action lawsuit or its other litigation. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.

Cash Flows

Cash was $4.2 million at April 30, 2007 compared to $3.8 million at October 31, 2006.

Operating Cash Flows.    Cash provided by (used in) operating activities during the six months ended April 30, 2007 was $1.1 million compared ($0.2) million during the same period in the prior year. The $1.3 million increase in cash provided by operations in 2007 was due primarily to a higher net income than the prior year. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.

Investing Cash Flows.    Cash used in investing activities for the six months ended April 30, 2007 consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth.

Financing Cash Flows.    Cash used in financing activities in the six months ended April 30, 2007 was $0.5 million relating to a reduction in outstanding inventory financing. During the six month period ended April 30, 2006 we generated $1.1 million due to an increase in the inventory financing balance.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At April 30, 2007 we did not have any foreign exchange contracts.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks during the quarter ended April 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held on June 11, 2007, our stockholders elected the following individuals as Class II members of the Company’s Board of Directors:

	For	Withheld
Laurence Aronson	18,038,253	227,162
Mark Stewart	18,038,577	226,838

In addition, the following matters were voted on and approved by the stockholders:

To approve a proposed amendment to our Amended and Restated 2004 Employee, Director and Consultant Incentive Plan to increase the aggregate number of shares available for issuance under our plan from 6,142,857 shares to 7,642,857 shares.

For	Against	Abstain	Broker Non-vote
8,305,128	2,434,701	3,230	—

To ratify the appointment of Goldstein Golub Kessler LLP as our independent public accountants for fiscal 2007.

For	Against	Abstain	Broker Non-vote
18,220,465	38,726	6,224	—

Item 5.    Other Information

None

Item 6.    Exhibits

10.1	License and Distribution Agreement dated as of April 13, 2007 by and between Majesco Europe Limited and Eidos Interactive Limited*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A Confidential Treatment Request for certain information in this document has been filed with the Securities and Exchange Commission. The information for which treatment has been sought has been deleted from such exhibit and the deleted text replaced by the language [Information Omitted and Filed Separately with the Commission under Rule 24B-2].

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Jesse Sutton Jesse Sutton Interim Chief Executive Officer

Date: June 14, 2007