Form 10-Q
period 2007-07-31
MAJESCO ENTERTAINMENT CO
filed 2007-09-13
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

As of September 13, 2007, there were 28,675,962 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	July 31, 2007	October 31, 2006
	(unaudited)
ASSETS
Current assets
Cash	$3,834	$3,794
Due from factor	—	1,189
Accounts and other receivables	515	3,103
Inventory – principally finished goods	1,467	2,438
Capitalized software development costs and prepaid license fees	1,661	1,489
Prepaid expenses	1,131	2,226
Total current assets	8,608	14,239
Property and equipment – net	603	701
Other assets	69	71
Total assets	$9,280	$15,011
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$6,338	$10,911
Due to factor	282	—
Inventory financing payable	9	1,390
Accrued litigation settlement	2,500	—
Advances from customers	829	961
Total current liabilities	9,958	13,262
Stockholders’ equity:
Common stock – $.001 par value; 250,000,000 shares authorized; 23,863,196 and 23,427,462 issued and outstanding at July 31, 2007 and October 31, 2006, respectively	24	23
Additional paid in capital	95,955	94,529
Accumulated deficit	(96,564)	(92,754)
Accumulated other comprehensive loss	(93)	(49)
Total stockholders’ equity (deficiency)	(678)	1,749
Total liabilities and stockholders’ equity (deficiency)	$9,280	$15,011

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenues	$10,010	$12,363	$39,121	$45,186
Cost of sales
Product costs	5,421	5,461	19,813	20,550
Software development costs and license fees	1,632	2,784	5,685	9,056
	7,053	8,245	25,498	29,606
Gross profit	2,957	4,118	13,623	15,580
Operating expenses
Research and development	536	556	1,687	1,953
Selling and marketing	2,039	2,159	5,725	8,484
General and administrative	1,664	3,061	6,103	8,021
Gain on settlement of liabilities and other gains	(75)	(1,410)	(314)	(4,507)
Settlement of litigation and related charges, net	—	—	2,500	—
Loss on impairment of software development costs	—	—	35	2,375
Depreciation and amortization	75	84	220	347
	4,239	4,450	15,956	16,673
Operating loss	(1,282)	(332)	(2,333)	(1,093)
Other costs and expenses
Interest expense and financing costs, net	266	392	1,477	1,378
Loss before income taxes	(1,548)	(724)	(3,810)	(2,471)
Provision for income taxes	—	—	—	—
Net loss	$(1,548)	$(724)	$(3,810)	$(2,471)
Net loss per share:
Basic and diluted	$(0.06)	$(0.03)	$(0.16)	$(0.11)
Weighted average shares outstanding
Basic and diluted	23,862,617	22,408,410	23,716,363	22,345,021

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended July 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,810)	$(2,471)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	220	347
Impairment of software development costs	35	2,375
Non-cash compensation expense	1,013	1,020
Gain on settlement of liabilities and other gains	(314)	(4,507)
Amortization of software development costs and prepaid license fees	2,464	9,056
Changes in operating assets and liabilities
Decrease (increase) in due from factor – net	1,471	(6,961)
Decrease (increase) in other receivables	2,588	(642)
Decrease in inventory	971	4,369
(Increase) decrease in capitalized software development costs and prepaid license fees	(2,671)	1,791
Decrease in income tax receivable	—	275
Decrease (increase) in prepaid expenses and other	1,097	(41)
Decrease in accounts payable and accrued expenses	(1,394)	(3,321)
Decrease in advances from customers	(132)	(177)
Net cash provided by operating activities	1,538	1,113
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(122)	(182)
Net cash used in investing activities	(122)	(182)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	49	—
Inventory financing	(1,381)	208
Net cash (used in) provided by financing activities	(1,332)	208
Effect of exchange rates on cash and cash equivalents	(44)	66
Net increase in cash	40	1,205
Cash – beginning of period	3,794	2,407
Cash – end of period	$3,834	$3,612
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable settled through the issuance of common stock, classified as a liability	$365	$125
Cash paid for interest	$1,477	$1,378

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

Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo’s Wii, Game Boy Advance, or GBA, DS, Micro and GameCube, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox, Xbox 360 and the personal computer, or PC.

The Company’s offerings include video game software and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated financial information supplemented by sales information by product category, major product title and platform to make operational decisions and assess financial performance. Accordingly, the Company operates in a single segment. Sales for the Company in the United States were $7.1 million or 71% and $33.9 million or 87% for the three and nine month periods ended July 31, 2007, respectively. Sales in Europe were $2.9 million or 29% and $5.2 million or 13% for the three and nine month periods ended July 31, 2007, respectively. Sales for the Company in the United States were $11.1 million or 90% and $38.6 million or 85% for the three and nine month periods ended July 31, 2006, respectively. Sales in Europe were $1.2 million or 10% and $6.6 million or 15% for the three and nine month periods ended July 31, 2006, respectively.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and has a shareholders’ deficiency and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During September 2007 the Company raised approximately $5.9 million in net proceeds from the sale of equity securities (see note 10). As of July 31, 2007, management believes that there will be sufficient capital resources from operations and existing financing arrangements to meet the Company’s requirements for the development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products for the next twelve months. However, in the event that the Company is unable to generate the level of operating revenues in its business plan, the Company will be required to reduce operating expenditures or obtain additional sources of financing to continue operations. However, there can be no assurance that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could create a material adverse effect on future operating prospects of the Company.

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

The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding among other things, our ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately, many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.

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

Operating expenses include stock based compensation charges of $238,000 and $1,013,000 for the three and nine month periods ended July 31, 2007, and $520,000 and $1,020,000 for the three and nine month periods ended July 31, 2006, respectively.

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

Loss per share.    Basic loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted and basic loss per common share for the three and nine month periods ended July 31, 2007 and 2006, are the same because the impact of the conversion or exercise, as applicable, of the warrants (676,377 and 2,070,687 at July 31, 2007 and 2006) and stock options (1,123,347 and 1,450,294 at July 31, 2007 and 2006, respectively) would be antidilutive.

3.    DUE (TO) FROM FACTOR

Due (to) from factor consists of the following:

	July 31, 2007	October 31, 2006
	(in thousands)	(in thousands)
Outstanding accounts receivable sold to factor	$5,395	$14,384
Less: Allowance	(3,169)	(4,047)
Advances from factor	(2,508)	(9,148)
	$(282)	$1,189

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Nine Months Ended July 31,
	2007	2006
	(in thousands)	(in thousands)
Balance – beginning of period	$(4,047)	$(9,551)
Add: provision	(1,930)	(2,231)
Less: amounts charged against allowance	2,808	9,066
Balance – end of period	$(3,169)	$(2,716)

4.    PREPAID EXPENSES

The following table presents the major components of prepaid expenses:

	July 31, 2007	October 31, 2006
	(in thousands)	(in thousands)
Advance payments for inventory	$1,002	$1,934
Other (less than 5% of total assets)	129	292
	$1,131	$2,226

5.    ACCOUNTS AND OTHER RECEIVABLES

The following table presents the major components of accounts and other receivables:

	July 31, 2007	October 31, 2006
	(in thousands)	(in thousands)
Accounts receivable	$173	$2,370
Legal fee reimbursements due from insurance carriers	342	733
	$515	$3,103

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	July 31, 2007	October 31, 2006
	(in thousands)	(in thousands)
Accounts payable – trade	$1,887	$3,809
Accrued expenses:
Royalties – including accrued minimum guarantees	2,312	3,233
Salaries and other compensation	618	499
Sales commissions	93	406
Legal fees, shareholder litigations	897	1,183
Other accruals	531	1,781
	$6,338	$10,911

Legal fees, shareholder litigations represents unpaid legal fees that have been invoiced directly to the Company regarding the lawsuits or under indemnification agreements with parties named in the lawsuits. The Company included $342 and $733 in other receivables (see note 5) at July 31, 2007 and October 31, 2006, respectively, representing the portion of the unpaid fees that are covered under the Company’s insurance policies.

7.    ACCRUED LITIGATION SETTLEMENT

As discussed in note 8, accrued litigation settlement consists of a $2.5 million liability representing the fair value of common stock which is expected to be issued to settle a shareholder class action lawsuit.

8.    CONTINGENCIES AND COMMITMENTS

Commitments

At July 31, 2007, the Company had open letters of credit aggregating $0.5 million under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

At July 31, 2007, the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $3.1 million, $1.7 million of which are payable through October 31, 2007. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.

Effective January 1, 2007, upon his resignation, the Company entered into a transition agreement with Morris Sutton, its former Chairman Emeritus, under which he will provide services as a consultant for a two year period. The agreement provides for a monthly retainer of $29,175 and a commission equal to 2% of sales to certain specified accounts.

The Company has entered into ‘‘at will’’ employment agreements with certain key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and equity incentives. These agreements also contain provisions related to severance terms and change of control provisions.

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

On October 10, 2006, Trinad Capital Master Fund, Ltd., a shareholder of our common stock, filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The current or former officers and directors named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. The Complaint also named the Company’s outside auditors, Goldstein Golub Kessler LLP, as a defendant. Goldstein Golub Kessler LLP has since been voluntarily dismissed without prejudice. The allegations in the Complaint are similar to those in the Amended Consolidated Complaint filed in the in the Majesco Securities Litigation putative class action discussed above. The Complaint alleges three causes of action: (1) a claim under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) against all the named defendants; (2) a claim under Section 20(a) of the Exchange Act against Morris Sutton, Jesse Sutton and Joseph Sutton; and (3) a common law fraud claim against Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. Trinad seeks compensatory damages of no less than $10 million. This amount is sought with respect to each claim. In connection with the fraud claim, Trinad also seeks $10 million in punitive damages.

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

The Company and the Individual Defendants have been in negotiations with Plaintiffs to resolve the Securities Class Action lawsuit, and have reached a tentative understanding on settlement terms. These terms include a payment in the form of common stock of the Company with a market value of approximately $2.5 million in addition to payments in cash from proceeds of the Company’s insurance carrier. Assuming a Class Action settlement is concluded, it will require court approval before it can become effective. The Company anticipates that its insurance will be adequate to pay the cash portion of such settlement and related legal costs and will also be adequate to address Trinad Capital’s litigation against the Company. There is no assurance that the settlement described above will be achieved, and if not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s costs relating to the Class Action lawsuit or Trinad Capital’s litigation against the Company. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.

On July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The current or former officers and directors named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. The allegations in the Complaint are similar to those in the Amended Consolidated Complaint filed in the In re: Majesco Securities Litigation putative class action and the Complaint filed in Trinad Capital’s complaint against the Company and several current and former directors and officers of the Company discussed above. The Complaint alleges four causes of action: (1) a claim under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) against all the named defendants; (2) a claim under Section 20(a) of the Exchange Act against Morris Sutton, Jesse Sutton and Joseph Sutton; (3) a claim under Section 18(a) of the Exchange Act against all the named defendants; and (4) a common law fraud claim against Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. Bolton seeks compensatory damages of no less than $2 million and $2 million in punitive damages. No liability has been recorded in the financial statements as of July 31, 2007 for legal or settlement expenses related the complaint, as they can not be reasonably estimated at this time. Expenses incurred in connection with Bolton’s litigation or any adverse resolution thereof could have a material adverse effect on the Company’s financial condition.

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

9.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company’s former Chairman Emeritus, and uncle of Jesse Sutton, the Company’s interim Chief Executive Officer is a principal. During the three and nine month periods ended July 31, 2007 and 2006 the Company was charged $0.1 million and $1.0 million, and $0.2 million and $1.0 million respectively. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company’s knowledge, on terms no less favorable to what the Company could receive from providers of similar services.

Morris Sutton resigned from the company effective January 1, 2007, becoming a consultant. The Company paid approximately $90,000 and $270,000 to Mr. Sutton under the consulting agreement during the three and nine months ended July 31, 2007, respectively.

10.    SUBSEQUENT EVENTS

On August 3, 2007, the Company granted 545,872 shares of restricted stock to officers and employees of the company under the 2004 Employee, Director and Consultant Incentive Plan. The shares had an aggregate market value of approximately $1.2 million on the date of grant and vest over a three year period.

On September 5, 2007, the Company sold 3,966,668 shares of common stock, and warrants to purchase an additional 1,586,668 shares of common stock, to a group of accredited investors for gross proceeds of $5.9 million. The warrants have an exercise price of $2.04 per share and a term of five years, which begins six months from the issue date. The Company is obligated to file a registration statement for the securities within 45 days of the closing of the transaction, and have the registration declared effective by the Securities and Exchange Commission within 120 days of the closing of the transaction. If the registration obligations are not met, the Company is subject to a cash penalty of 1% for each month the registration is delayed, subject to a maximum of 18%. Additionally, the warrants contain a cashless exercise feature if a registration statement is not effective on the date of exercise, and a provision for exercise price adjustments under certain circumstances as defined in the warrant agreement. In connection with the transaction, the Company issued to the placement agent 277,667 shares of common stock and a warrant to purchase 111,067 shares of common stock, with terms identical to those issued to the investors.

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

We publish video game software for most major interactive entertainment hardware platforms, including Nintendo’s Wii, Game Boy Advance, or GBA, DS, Micro and GameCube, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP™, Microsoft’s Xbox, Xbox 360 and the personal computer, or PC.

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

During 2006 we revised our business model and shifted our product strategy away from capital intensive premium console games to a focus on lower-cost games for both console and handheld systems. We believe this strategy will allow us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the GBA, DS and PSP. We also publish software for Nintendo’s Wii console (released in late 2006) as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach the ‘‘mass market’’ consumer. In addition, we continue to opportunistically look for titles to publish on the PC and other home console systems.

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

Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three and nine month periods ended July 31, 2007 and 2006 we provided allowances for future price protection and other allowances of $0.3 million and $1.9 million, and $0.1 million and $2.2 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse.

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

Commencing upon a related product’s release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products to which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. We recorded an expense of $2.4 million for the nine months ended July 31, 2006 related to development costs for projects which were either canceled, or for which full recoverability was not expected. In the three and nine month periods ended July 31, 2007 and 2006 we charged $1.6 and $5.7 million, and $2.8 million and $9.1 million, respectively, to cost of sales for amortization of software development costs, prepaid license fees and royalties on products which were sold.

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

Results of operations

Three months ended July 31, 2007 versus three months ended July 31, 2006

Net Revenues.    Net revenues for the three months ended July 31, 2007 decreased to $10.0 million from $12.4 million in the comparable quarter last year. The $2.4 million decrease is primarily due a decrease in revenues generated from newly released games. Our quarterly revenues may fluctuate significantly based on the timing of releases of our premium console games. During the three months ended July 31, 2006 we generated significant revenue from the release of the frontline title ‘‘Jaws Unleashed’’, to be sold at retail during the summer selling months. During the three months ended July 31, 2007 we did not have a new release console game of similar magnitude.

Gross Profit.    Gross profit for the three months ended July 31, 2007 was $3.0 million compared to a gross profit of $4.1 million in the same quarter last year. The decrease in gross profit is primarily attributable to the lower net revenues discussed above, and a higher gross profit as a percentage of net sales related to the premium console title ‘‘Jaws Unleashed’’ released in 2006. As discussed above, premium console games generally have higher gross profit potential, as well as higher risk related to the upfront development and licensing fees typically required to publish them. Gross profit as a percentage of net sales was 30% for the three months ended July 31, 2007 compared to 33% for the three months ended July 31, 2006.

Product Research and Development Expenses.    Research and development costs decreased $0.1 million to $0.5 million for the three months ended July 31, 2007 from $0.6 million for the comparable period in 2006. These expenses have remained at a stable level due to the focus on games with relatively shorter development times and lower development costs.

Selling and Marketing Expenses.    Total selling and marketing expenses were approximately $2.0 million for the three months ended July 31, 2007, a $ 0.2 decrease from $2.2 million for the same period in 2006. Selling and marketing expenses consist primarily of salaries, commissions, and internet and print media costs associated with the games that were released during the period. Selling and marketing expense as a percentage of net sales was approximately 20% for the three months ended July 31, 2007, compared to 17% for the same quarter last year.

General and Administrative Expenses.    For the three month period ended July 31, 2007 general and administrative expenses were $1.7 million, a decrease of $1.4 million from $3.1 million in the comparable period in 2006. The decrease is primarily due to lower non cash compensation expense and lower legal expenses related to the class action lawsuit and other litigation. During 2006 we recorded expenses of approximately $0.8 million related to legal expenses that were below the deductible in our directors and officers liability insurance policy, or otherwise not reimbursable under the policy. We recorded $0.2 million and $0.5 million of stock compensation expense related to SFAS 123(R) for the three months ended July 31, 2007 and 2006, respectively.

Gains on Settlement of Liabilities and Other Gains.    Gains on settlement of liabilities for the three months ended July 31, 2006 and 2007 relates to the settlement of legal, marketing and development accounts payable for less than the invoice amount.

Operating Loss.    Operating loss for the three months ended July 31, 2007 was $1.3 million, compared to operating loss of $0.3 million for the three month period ended July 31, 2006. The increase in operating loss was primarily due to the decreased revenues and operating expenses discussed above, and a decrease in gain on settlement of liabilities and other gains of $1.3 million from 2006.

Interest and Financing Costs, Net.    Interest and financing costs were approximately $0.3 million for the three months ended July 31, 2007 compared to $0.4 million for the three months ended July 31, 2006. The decline is primarily due to a reduction in fees related to the factoring of accounts receivable.

Income Taxes.    We did not record any income tax benefit because realization of the resulting loss carryforwards can not be assured.

Net Loss.    Net loss for the three months ended July 31, 2007 was $1.5 million, an increase of $0.8 million from a net loss of $0.7 million for the comparable period in 2006, primarily due to a $1.4 million gain on settlement recorded in 2006.

Nine months ended July 31, 2007 versus nine months ended July 31, 2006

Net Revenues.    Net revenues for the nine months ended July 31, 2007 decreased to $39.1 million from $45.2 million in the comparable period last year. The $6.1 million decrease is primarily due to lower revenues from the sale of GBA video movies. During the nine months ended July 31, 2006 we released two 90 minute video movies for the Nintendo GBA handheld system. During 2007 the Company changed its focus to handheld and console games with lower development, royalty and marketing expense requirements.

Gross Profit.    Gross profit for the nine months ended July 31, 2007 was $13.6 million compared to a gross profit of $15.6 million in the same quarter last year. The decrease in gross profit is primarily attributable to the lower net revenues discussed above. Gross profit as a percentage of net sales was 35% for the nine months ended July 31, 2007 and 2006.

Product Research and Development Expenses.    Research and development costs decreased $0.3 million to $1.7 million for the nine months ended July 31, 2007 from $2.0 million for the comparable period in 2006. The decrease is principally the result of a reduction in the number of quality assurance employees in January 2006, as we changed our focus to games with shorter development times and relatively lower development costs.

Selling and Marketing Expenses.    Total selling and marketing expenses decreased to $5.7 million for the nine months ended July 31, 2007 from $8.5 million in the same nine month period in 2006. The $2.8 million decrease is primarily due to a decrease in media and other marketing costs associated with premium games that were launched in the quarter ended January 31, 2006. Selling and marketing expense as a percentage of net sales was approximately 15% for the nine months ended July 31, 2007, compared to 19% for the same quarter last year. The decline is the result of an overall decrease in media costs related to the premium games.

General and Administrative Expenses.    For the nine month period ended July 31, 2007 general and administrative expenses were $6.1 million, a decrease of $1.9 million from $8.0 million in the comparable period in 2006. The decrease is primarily due to lower legal costs. During 2006 we recorded legal expenses of approximately $1.2 million related to shareholder and other litigation that were below the deductibles in our insurance policies, or otherwise not reimbursable. We recorded $1.0 million of stock compensation expense related to SFAS 123(R) for the nine months ended July 31, 2007 and 2006.

Gains on Settlement of Liabilities and Other Gains.    Gains on settlement of liabilities for the nine months ended July 31, 2006 consists of $1.5 million related to negotiated reductions in royalty payments due for certain video and video game titles, $0.5 million gain on the sale of the rights to certain video game titles, and $2.5 million gain on the settlement of legal and marketing and development accounts payable for less than the invoice amount.

Settlement of litigation and related costs, net.    As discussed in note 7 to the financial statements, the Company and the Individual Defendants have been in negotiations with Plaintiffs to resolve the Securities Class Action lawsuit, and have reached a tentative understanding on settlement terms. These terms include a payment in the form of common stock of the Company with a market value of approximately $2.5 million in addition to payments in cash from proceeds of the Company’s insurance carrier. Assuming a Class Action settlement is concluded, it will require court approval before it can become effective. The Company anticipates that its insurance will be adequate to pay the cash portion of such settlement and related legal costs and will also be adequate to address Trinad Capital’s litigation against the Company. There is no assurance that the settlement described above will be achieved, and if not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s costs relating to the Class Action lawsuit or its other litigation. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.

Operating Loss.    Operating loss for the nine months ended July 31, 2007 was $2.3 million, compared to an operating loss $1.1 million for the nine month period ended July 31, 2006. The increase in operating loss was primarily due to a charge for the settlement of litigation in 2007 of $2.5 million and decreased gain on settlement of liabilities and other gains of $4.2 million, partially offset by lower operating expenses discussed above and a $2.3 million decrease in impairment charges.

Interest and Financing Costs, Net.    Interest and financing costs increased to $1.5 million for nine months ended July 31, 2007 from $1.4 million for the nine months ended July 31, 2006.

Income Taxes.    We did not record any income tax benefit because realization of the resulting loss carryforwards can not be assured.

Net Loss.    Net Loss for the nine months ended July 31, 2007 was $3.8 million, an increase of $1.3 million from a net loss of $2.5 million for the comparable period in 2006. The increase in net loss was primarily due to a charge for the settlement of litigation in 2007 of $2.5 million and decreased gain on settlement of liabilities and other gains of $4.2 million, partially offset by lower operating expenses discussed above and a $2.3 million decrease in impairment charges.

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

On September 5, 2007, we sold 3,966,668 shares of common stock, and warrants to purchase an additional 1,586,668 shares of common stock, to a group of accredited investors for gross proceeds of $5.9 million. The warrants have an exercise price of $2.04 per share and a term of five years, which begins six months from the issue date. We are obligated to file a registration statement for the securities within 45 days of the closing of the transaction, and have the registration declared effective by the Securities and Exchange Commission within 120 days of the closing of the transaction. If the registration obligations are not met, we are subject to a cash penalty of 1% for each month the registration is delayed, subject to a maximum of 18%. Additionally, the warrants contain a cashless exercise feature if a registration statement is not effective on the date of exercise, and a provision for exercise price adjustments under certain circumstances as defined in the warrant agreement. In connection with the transaction, we issued to a placement agent, 277,667 shares of common stock and a warrant to purchase 111,067 shares of common stock, with terms identical to those issued to the investors.

As of July 31, 2007, management believes that there will be sufficient capital resources from operations and existing financing arrangements, including the sale of common stock described above, to meet our requirements for development, production, marketing, purchases of equipment, and the acquisition of intellectual property rights for future products for the next twelve months. However, in the event that we are unable to generate the level of operating revenues in the business plan, we will be required to reduce operating expenditures or obtain additional sources of financing to continue operations. There can be no assurance that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could create a material adverse effect on future operating prospects of the Company.

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

As of July 31, 2007 we had open letters of credit aggregating $0.5 million for inventory purchases to be delivered during the quarter ended July 31, 2007.

We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $3.1 million, $1.7 million of which are payable through October 31, 2007.

As of July 31, 2007 we were committed under operating leases for office space and equipment for approximately $0.9 million through October 2009.

Effective January 1, 2007, upon his resignation, we entered into a transition agreement with Morris Sutton, our former Chairman Emeritus under which he will provide services as a consultant for a two year period. The agreement provides for a monthly retainer of $29,175 and a commission equal to 2% of sales to certain specified accounts.

As previously disclosed, the Company and the Individual Defendants have been in negotiations with Plaintiffs to resolve the Securities Class Action lawsuit, and have reached a tentative understanding on settlement terms. These terms include a payment in the form of common stock of the Company with a market value of approximately $2.5 million in addition to payments in cash from proceeds of the Company’s insurance carrier. Assuming a Class Action settlement is concluded, it will require court approval before it can become effective. The Company anticipates that its insurance will be adequate to pay the cash portion of such settlement and related legal costs and will also be adequate to address Trinad Capital’s litigation against the Company. There is no assurance that the settlement described above will be achieved, and if not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s costs relating to the Class Action lawsuit or Trinad Capital’s litigation against the Company. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.

On July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The current or former officers and directors named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. The allegations in the Complaint are similar to those in the Amended Consolidated Complaint filed in the In re: Majesco Securities Litigation putative class action and the Complaint filed in Trinad Capital’s complaint against the Company and several current and former directors and officers of the Company discussed above. The Complaint alleges four causes of action: (1) a claim under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) against all the named defendants; (2) a claim under Section 20(a) of the Exchange Act against Morris Sutton, Jesse Sutton and Joseph Sutton; (3) a claim under Section 18(a) of the Exchange Act against all the named defendants; and (4) a common law fraud claim against Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. Bolton seeks compensatory damages of no less than $2 million and $2 million in punitive damages. No liability has been recorded in the financial statements as of July 31, 2007 for legal or settlement expenses related the complaint, as they can not be reasonably estimated at this time. Expenses incurred in connection with Bolton’s litigation or any adverse resolution thereof could have a material adverse effect on the Company’s financial condition.

Cash Flows

Cash was $3.8 million at July 31, 2007 and October 31, 2006.

Operating Cash Flows.    Cash provided by operating activities during the nine months ended July 31, 2007 was $1.5 million compared $1.1 million during the same period in the prior year. The

$0.4 million increase in cash provided by operations in 2007 was due primarily to a reduction in our net operating assets, partially offset by an increased net loss. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.

Investing Cash Flows.    Cash used in investing activities for the nine months ended July 31, 2007 and 2006 consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure needs.

Financing Cash Flows.    Cash used in financing activities in the nine months ended July 31, 2007 was $1.3 million relating to a reduction in outstanding inventory financing. During the nine month period ended July 31, 2006 we generated $0.2 million due to an increase in the inventory financing balance.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At July 31, 2007 we did not have any foreign exchange contracts.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The current or former officers and directors named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. The allegations in the Complaint are similar to those in the Amended Consolidated Complaint filed in the In re: Majesco Securities Litigation putative class action and the Complaint filed in Trinad Capital’s complaint against the Company and several current and former directors and officers of the Company. The Complaint alleges four causes of action: (1) a claim under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) against all the named defendants; (2) a claim under Section 20(a) of the Exchange Act against Morris Sutton, Jesse Sutton and Joseph Sutton; (3) a claim under Section 18(a) of the Exchange Act against all the named defendants; and (4) a common law fraud claim against Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. Bolton seeks compensatory damages of no less than $2 million and $2 million in punitive damages. No liability has been recorded in the financial statements as of July 31, 2007. Expenses incurred in connection with Bolton’s litigation or any adverse resolution thereof could have a material adverse effect on the Company’s financial condition.

Item 1A.    Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks during the quarter ended July 31, 2007.

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

Date: September 13, 2007