Form 10-K
period 2007-10-31
MAJESCO ENTERTAINMENT CO
filed 2008-01-29
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended October 31, 2007

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

The aggregate market value of the common stock held by non-affiliates as of April 30, 2007 was $16.3 million.

The outstanding number of shares of common stock as of January 29, 2008 was 28,709,135.

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

Introduction

We are a provider of interactive entertainment products. Our products allow us to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products internationally through distribution agreements with international publishers. Over the past two years, our product emphasis has been on games for the mass market with a focus on developing and publishing a wide range of casual and family oriented video games. We have developed our retail and distribution network relationships over our 20-year history.

We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, Game Boy Advance, or GBA, Micro GameCube and Wii, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP®, Microsoft’s Xbox and Xbox 360 and the personal computer, or PC. In addition, we have manufactured and marketed stand alone plug and play video game systems and peripheral devices targeted at the mass market.

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

Due to the larger budget requirements for developing and marketing premium console titles, we focus on publishing games for handheld systems and value products. Nintendo’s Wii console has captured the mass market game audience while allowing for video game titles that fit within our more conservative cost structure. As such, we have expanded our strategic focus to capitalize on the growing installed base of the Wii system, and currently have eight Wii games in development.

Revised Business Model Update

During the second half of fiscal year 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on games for handheld systems and value products. During the latter half of the year the interactive entertainment industry experienced a sales slowdown related to the transition to the next generation of game consoles. At the same time, the prevalence of MP3 players and other devices providing digital entertainment led to increased competition for consumers’ discretionary spending. As a result, we experienced weak sales across all of our product lines and subsequently decided to sell off our rights to and/or cancel a number of our big budget video games in development. For our fiscal year ended October 31, 2005 we recorded impairment charges related to capitalized software development costs and prepaid license fees of $36.8 million and inventory of $5.1 million. This contributed to an operating loss of $70.2 million.

Subsequently, we revised our strategy and business model to focus product development efforts on quality games that are easy to ‘‘pick-up-and-play’’, priced affordably and targeted for the mass market.

Throughout fiscal 2007 we continue to execute our revised business model and product strategy. Key accomplishments include:

•	Reached 1.0 million units sold domestically of the Cooking Mama franchise.

•	Signed digital distribution agreements with Microsoft to add Psychonauts to its Xbox Originals program that lets Xbox 360 owners download classic Xbox titles for play on the 360. This deal complements our growing digital download partnerships with GameTap, Macrovision’s Trymedia Network, Steam, and Boonty, for several of our catalog titles including: Psychonauts, BloodRayne 1&2, Advent Rising and Blowout.

•	Received an industry award nomination for Cake Mania on the Nintendo DS in the category of best Casual Video Game of the Year from the British Academy of Film and Television Arts.

•	Published 13 titles for the Nintendo DS, 1 title for the Nintendo Game Boy Advance, 2 titles for the Sony PlayStation Portable and 1 title for the Microsoft Xbox 360.

•	Published our first 2 Wii titles: Cooking Mama and Bust-A-Move

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

Industry Overview

The interactive entertainment industry is mainly comprised of video game hardware platforms, video game software and peripherals. Within this industry, North American combined sales of video game hardware, video game software and video game peripherals were approximately $17.9 billion in 2007 according to the NPD Group. Of that total, video game software sales accounted for $8.6 billion, and hardware and accessories sales accounted for $9.3 billion.

Video Game Hardware Platforms

Video game hardware platforms are comprised of home game consoles, or consoles, and portable handheld game devices, or handhelds, as well as multi-functional devices such as PCs, Personal Digital Assistants, or PDAs, and mobile phones. The current generation of consoles includes Nintendo’s Wii, Sony’s PlayStation 3 and Microsoft’s Xbox 360. On November 22, 2005, Microsoft launched the first of the next-generation consoles, the Xbox 360. According to the NPD Group, the installed base for the Xbox 360 as of December 2007 is approximately 9.2 million. Sony’s PlayStation 3 and Nintendo’s Wii, were released in North America on November 17, 2006 and November 19, 2006, respectively.

According to the NPD Group, the installed base for the Wii and PlayStation 3 as of December, 2007 are approximately 7.4 million and 3.3 million respectively. These advanced consoles feature improved graphics capabilities, increased storage capacity and incremental online, wireless and multi-media entertainment functionality intended to attract a wider audience.

The current generation of handhelds is dominated by Nintendo’s DS which launched in November 2004 and features a dual screen, wi-fi capability, higher capacity storage media than the Game Boy Advance, and is backward compatible with GBA cartridges. According to the NPD Group, the North American Nintendo DS installed base is 17.7 million as of December 2007. In March 2005, Sony launched the Sony PlayStation Portable system. According to the NPD Group, the North American PSP installed base is approximately 10.5 million as of December 2007.

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

Value titles are generally priced at or below a suggested retail price of $20.00. Success in the value category is largely based on the ability to cost-effectively bring value titles to market quickly, capitalize on current trends, and place these titles with major retailers.

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

Peripherals

Most video game hardware platforms have a variety of peripherals that are designed to enhance the functionality of the device and the experience of the user. For instance, DS users can purchase headphone peripherals that enable private listening. New peripherals have also been developed that enable users to play video games on their televisions without the need for dedicated home game consoles.

Strategy

Our objective is to be an innovative provider of video games for the mass market with a focus on developing and publishing a wide range of casual and family oriented video games. Specifically, we will strive to:

Focus product development efforts on quality games that are easy to ‘‘pick-up-and-play’’, priced affordably and targeted for the mass market.

Video game development for handheld systems is generally less expensive and simpler than development for the current and next-generation home consoles. As such, we are focusing our game development efforts in this area with an emphasis on products for the Nintendo DS system that has been experiencing solid growth. We also believe that Nintendo’s Wii console, with its appealing price point and unique play mechanic, will continue to resonate with the mainstream gamer. The Wii’s mass market appeal, combined with its relatively affordable development costs, fits well within our strategy. As such, we now have eight games in development for this system including; titles based on the well-known and critically acclaimed franchise, Cooking Mama; and new intellectual property including Our House. In general, from a game play/content perspective, we are focusing on publishing games that are relatively easy to play and whose subject matter will appeal to as wide an audience as possible.

Leverage our long-term success in the value category.

Publishing software for the value category (suggested price point at or below $20), which requires a relatively low investment in development and marketing, has historically been one of our strengths. We have published a strong portfolio of value titles for the GBA platform that includes products based on well-known licensed properties, such as Frogger, Cartoon Network, Strawberry Shortcake as well as popular mass market interests/trends (Monster Trucks, Quad Desert Fury, Texas Hold ‘Em Poker, The New York Times Crosswords). We are one of the first publishers to develop a line of high-quality value titles for the Nintendo DS handheld system and to date have launched 23 such titles priced at or below $20.00. We have also opportunistically published console titles that offer a quality game play experience at value price points such as Kengo: Legend of the 9, Phantom Dust, Guilty Gear, Worms 4: Mayhem. Going forward, we will capitalize on our ability to quickly create or obtain high-quality products to sell at value prices and expand our value product line to other platforms, genres and distribution outlets.

Strategically pursue alternative distribution channels for existing and new products.

Over the last year, we have continued to pursue partnerships in the digital download arena. Psychonauts was recently added to Microsoft’s Xbox Originals program which lets Xbox 360 owners download classic Xbox titles for play on the 360. We also licensed out non-exclusive digital rights for back catalog PC games, such as BloodRayne 2, Psychonauts and Advent Rising, to some of the leading players in this area including Turner’s GameTap Network, Valve’s Steam broadband gaming platform, TryMedia’s digital download network and Boonty. We view these initiatives as incremental revenue with little to no cost. We are in discussions with additional partners in order to maximize this revenue stream and further participate in the digital download and fast-growing online gaming market.

Increase our market share in Europe and Pacific Rim territories.

As the global gaming market continues to grow, we believe that international markets represent a significant growth opportunity for us. Over the last two years, we have expanded our international presence and in late fiscal year 2005 we established an office in the United Kingdom and entered into a license and distribution agreement with a leading international publisher for distribution in European and PAL territories. Under this agreement, the distributor fulfills all sales, marketing and distribution needs for our multi-format product line-up. Our first sales under this agreement were realized in early 2006. We have generated revenues of approximately $17.3 million through the end of fiscal year 2007. We are also developing distribution relationships in Asia Pacific and Japan and are targeting new territories, such as China, for expansion.

Leverage our industry relationships and entrepreneurial environment to enter new categories and bring innovative products to market.

In the past, we have leveraged our experience, entrepreneurial environment and industry relationships with developers, manufacturers, content providers, retailers and resellers to create and distribute new and innovative products. We will continue to capitalize on current market trends and pursue new product opportunities in categories related to our core business.

Products

We offer our customers a wide selection of interactive entertainment products for a variety of platforms.

Our most successful franchise to date has been Cooking Mama that through January 29, 2008 has sold approximately 1.5 million units across three SKU’s. In North America Cooking Mama for the DS was first introduced in September 2006 at a $19.99 value price and has sold more than 1.0 million units. The Wii version, Cooking Mama: Cook Off, launched in March 2007 and the latest release in the franchise is Cooking Mama 2: Dinner with Friends for the DS that was released in November 2007 at a $29.99 price point

Games

As of November, 2007, our active catalog included more than 40 SKUs, which we catagorize as either value or premium titles.

Value Titles

We believe we are a leading publisher of value titles and will continue to expand our value product line to other platforms, genres and distribution outlets. Value titles are typically sold at suggested retail prices at or below $20. Examples of products in this category include:

•	Titles based on emerging consumer fads or trends where we rapidly develop a quality title to capitalize on such interest, such as our two Brain Boost titles, ATV Quad Frenzy and Texas Hold ‘Em;

•	Titles based on well-known downloadable games such as Cake Mania and Fish Tycoon; and

•	Titles that were once our premium titles but over time have become part of our value line including: The New York Times Crosswords, Holly Hobbie & Friends and Age of Empires for DS.

Selected value titles, their compatible platforms and launch or anticipated launch dates include:

Selected Titles	Platform	Launch Date
Monster Trucks	GBA	October 2004
Texas Hold ’Em Poker	GBA	October 2004
Ultra Bust-A-Move	Xbox	October 2004
Quad: Desert Fury 2	GBA	February 2005
Phantom Dust	Xbox	May 2005
Worms 4: Mayhem	Xbox, PC	October 2005
Looney Toons Double Pack	GBA	October 2005
Monster Trucks	DS	November 2005
Texas Hold ‘Em Poker	DS	November 2005
ATV Quad Frenzy	DS	November 2005
Golden Nugget Casino	DS	November 2005
Bust-A-Move DS	DS	December 2005
Kong: King of Atlantis	GBA	December 2005
3-1 Rec Room	GBA	December 2005
Super Black Bass Fishing	DS	March 2006
3-1 Sports Pack	GBA	March 2006
Bust-A-Move Deluxe	PSP	April 2006

Selected Titles	Platform	Launch Date
Dino Master	DS	May 2006
Strawberry Shortcake Sweet Dreams	GBA	September 2006
Cooking Mama	DS	September 2006
Monster Bomber	DS	November 2006
Brain Boost: Beta & Gamma	DS	November 2006
F-24 Stealth Fighter	GBA	November 2006
F-24 Stealth Fighter	DS	February 2007
Cake Mania	DS	April 2007
Toon-Doku	DS	April 2007
Operation Vietnam	DS	August 2007
Turn It Around	DS	August 2007
The Wild West	DS	August 2007
Fish Tycoon	DS	October 2007
Left Brain Right Brain	DS	November 2007
Furu Furu Park	Wii	January 2008
Mega Brain Boost	DS	January 2008
Pet Pals: Animal Doctor	DS	January 2008
Blokus Portable: Steambot Championship	PSP	February 2008
Toy Shop	DS	April 2008
Cake Mania 2	DS	June 2008
Nancy Drew 2	DS	July 2008

Premium Titles

Our most successful proprietary premium title has been BloodRayne, which since its launch, in October 2002, has generated significant consumer interest and worldwide retail sales of more than 753,000 units. As a result of this success, we developed a sequel, BloodRayne 2, which was released in October 2004, and entered into a number of licensing agreements including a strategy guide, a comic book series, apparel, resin statues, WallSkinz, a feature film that was released in January 2006 and a sequel film that was released in September 2007. In addition to intellectual properties that we own, we also license the rights to content from developers or media entertainment companies as in the cases of Age of Empires, Cake Mania, Cooking Mama, Nacho Libre, Teen Titans and the classic action-suspense film Jaws.

Selected premium titles, their compatible platforms and launch or anticipated launch dates include:

Selected Titles	Platform	Launch Date
BloodRayne	Xbox, PS2, GC, PC	October 2002
BloodRayne 2	Xbox, PS2, PC	October 2004
Advent Rising	Xbox, PC	May 2005
Psychonauts	Xbox, PS2, PC	April, July 2005
Teen Titans	GBA	October 2005
Infected	PSP	November 2005
Aeon Flux	Xbox, PS2	November 2005
Teen Titans	GBA	February 2006
Age of Empires: The Age of Kings	DS	February 2006
Guilty Gear Dust Strikers	DS	April 2006
JAWS ‘Unleashed’	Xbox, PS2, PC	May 2006
MechAssault: Phantom War	DS	September 2006
Guilty Gear Judgment	PSP	September 2006

Selected Titles	Platform	Launch Date
Teen Titans 2	GBA	October 2006
Nacho Libre	DS	October 2006
Cooking Mama: Cook Off	Wii	March 2007
Bust-A-Move Bash!	Wii	April 2007
The New York Times Crosswords	DS	May 2007
Nancy Drew	DS	September 2007
Holly Hobbie & Friends	DS	October 2007
Zoo Hospital	DS	October 2007
Kengo: Legend of the 9	Xbox 360	September 2007
Cooking Mama 2: Dinner with Friends	DS	November 2007
Nanostray 2	DS	February 2008
Eco-Creatures: Save the Forest	DS	March 2008
Wild Earth: African Safari	Wii	April 2008
BlastWorks: Build, Trade, Destroy	Wii	May 2008
Wonderworld Amusement Park	Wii	June 2008
Cooking Mama Cook Off 2	Wii	June 2008
Major Minor’s Majestic March	Wii	Holiday 2008
Our House	Wii	Holiday 2008
Cake Mania	Wii	Holiday 2008

Peripheral Products

Our peripheral products consist principally of our back catalog TV Arcade plug-and-play products. These products are stand-alone games that connect directly into television sets with standard RCA cables. These are battery operated and require no additional hardware or software. In 2006, we acted as a developer and manufacturer of Konami’s Strawberry Shortcake™, Dance Dance Revolution®, and Dance Dance Revolution® Disney Mix for Konami. These Plug ’N Play products combine the high-energy dance gameplay of Konami’s hit Dance Dance Revolution® (DDR) video game franchise with characters and music from each property.

Product Development

Prior to initiating the development of a video game title, we perform market research, studio due diligence and financial analyses. A title must then be approved by our ‘‘green light’’ committee comprised of members from our executive, product development, finance, sales and marketing and legal/business affairs teams before being accepted for publication. Once accepted, the title is evaluated at regular milestones to ensure it is progressing on time, according to specifications and on budget. In accordance with our current strategy, we will concentrate on procuring handheld products, value products, and opportunistically pursuing console titles.

We primarily use third party development studios to create our video game products. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially utilize products created by the third party developers we work with. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product, only after we recoup development costs. We have worked, and continue to work, with independent third party developers, such as:

•	Legacy Interactive;

•	Budcat Creations;

•	Double Fine Productions;

•	Gorilla Systems Inc.;

•	Shin ‘En Multimedia;

•	Torus Games; and

•	Taito Corporation.

On November 7, 2007, we announced the creation of an internal development facility to be based in Los Angeles. The studio will add technical and design skills to the company’s overall operation and specifically focus on products and properties for the casual gamer. We estimate that this studio will develop a small number of our titles annually.

The development process for video games involves working with platform manufacturers from the initial game concept phase through approval of the final product. During this process, we work closely with manufacturers to ensure that the title undergoes careful quality assurance testing. Each platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted for its pre-publication approval. This approval is generally discretionary.

Intellectual Property

Platform Licenses

Hardware platform manufacturers require that publishers obtain a license from them to publish titles for their platforms. We currently have non-exclusive licenses from Nintendo for DS, GBA, GameCube and Wii, from Sony for PS2 and PSP and from Microsoft for Xbox and Xbox 360. Each license generally extends for a term of between two to four years and is terminable under a variety of events. Each license allows us to create one or more products for the applicable system, and requires us to pay a per-unit license fee and/or royalty payment from the title produced and may include other compensation or payment terms. Publishers are not required to obtain licenses for publishing video game software for PCs. All of the hardware manufacturers approve each of the titles we submit for approval on a title-by-title basis, at their discretion.

Licenses From Third Parties

While we develop original titles, most of our titles are based on rights, licenses and properties, including copyrights and trademarks, owned by other third parties. Even our original titles usually include some rights or properties from third parties. License agreements with third parties generally extend for a term of between two to three years, are limited to specific territories or platforms, and are terminable under a variety of events. Several of our licenses are exclusive within particular territories or platforms. The licensors often have strict approval and quality control rights. Typically, we are obligated to make minimum guaranteed royalty payments over the term of these licenses and advance payments against these guarantees, but other compensation or payment terms such as milestone payments, are also common. From time to time, we may also license other technologies from third-party developers for use in our products, which also are subject to royalties and other types of payment.

Licenses To Third Parties

As we create original titles we may decide to license rights to third parties, sometimes on an exclusive basis, in order to generate publicity or market demand for our titles, to generate additional revenue related to complementary products or a combination of these factors. For example, in regards to our BloodRayne franchise, we have sold the movie rights, entered into a strategy guide deal and licensed a comic book series, resin statues and an apparel line.

Manufacturing

Sony, Nintendo and Microsoft control the manufacturing of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us for distribution. Video games for Microsoft, Nintendo and Sony game consoles consist of proprietary format CD-ROMs or DVD-ROMs and are typically delivered to us within the relatively short lead time, of approximately two to three weeks. Sony PSP products adhere to a similar production time frame, but use a proprietary media format called a Universal Media Disc, or UMD.

With respect to GBA and DS products, which use a cartridge format, Nintendo typically delivers these products to us within 45 to 60 days after receipt of a purchase order. For our peripheral offerings we use third party manufacturers who typically deliver these products to us within three to five weeks from the time production commences.

Initial production quantities of individual titles are based upon estimated retail orders and consumer demand. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product, and an irrevocable letter of credit for the entire purchase price, or cash in advance. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products. However, manufacturers’ difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.

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

Additionally, we customize public relations programs that are designed to create awareness with all relevant audiences, including core gamers and mass entertainment consumers. To date, our public relations efforts have resulted in significant coverage for our company and individual titles in computer and video game publications, such as Electronic Gaming Monthly, Game Informer, GamePro, Nintendo Power, PlayStation Magazine and Official Xbox Magazine, as well as major newspapers, magazines and broadcast outlets, such as CNN, USA Today, Wired, Maxim, Newsweek, The New York Times and TV Guide, among others. We also host media events throughout the year at which print, broadcast and online journalists can preview, review and evaluate our products prior to their release.

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

International

As the global gaming market continues to grow, we believe that international markets represent a significant growth opportunity for our business. Over the last two years, we have expanded our international presence and in late fiscal year 2005 we established a new office in the United Kingdom and entered into a license and distribution agreement with a leading international publisher for distribution in Europe and the PAL territories. Under this agreement the publisher fulfills all sales, marketing and distribution needs for our multi-format product line-up. Our first sales under this agreement were realized in early 2006 and have generated revenues of $17.3 million through October 31, 2007. We are also looking to develop similar distribution relationships in Asia Pacific and Japan.

Customers

Our customers are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with a number of retailers including Best Buy, Circuit City, GameStop, Target, Toys ‘‘R’’ Us and Wal-Mart. We also have strong relationships with Cokem, Jack of All Games, a subsidiary of Take-Two Interactive Software, Inc., Ingram and SVG, who act as resellers of our products to smaller retail outlets. For the fiscal year ended 2007, our most significant customers were GameStop, Wal-Mart and Best Buy, which accounted for approximately 21%, 14% and 10% of our net revenue, respectively.

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

Seasonality

The interactive entertainment business is highly seasonal with sales typically higher during the peak holiday selling season during the calendar year’s fourth quarter. Traditionally, the majority of our sales for this key selling period ship in our fiscal fourth and first quarters, which end on October 31st and January 31st, respectively. Significant working capital is required to finance the manufacturing of inventory of products that ship during these quarters.

Employees

We had 64 full-time employees in the United States and 6 full-time employees in the United Kingdom as of January 26, 2008. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We incurred net losses of $4.8 million, $5.4 million, and $70.9 million in fiscal years 2007, 2006 and 2005, respectively. For fiscal year 2005, the net loss was due to weak sales across all of our product lines, which resulted in significant reserves relating to capitalized costs, increased provisions in price protection and other allowances. In 2007 and 2006, the loss is primarily the result of revenues and resulting gross margins that were not sufficient to meet operating expenses. The 2006 loss was also the result of impairment charges and higher than normal legal expenses. Going forward, we may not be able to generate revenues sufficient to offset our costs, and may sustain further net losses in future periods. In addition, if we do become profitable, we may not be able to sustain or increase our profitability. Continued losses, or an inability to sustain profitability, may have an adverse effect on our future operating prospects and stock price.

We have experienced volatility in the price of our stock.

The price of our common stock has experienced significant volatility over the last three years, and such prices may be higher or lower than the price paid for our shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	our, or a competitor’s, announcement of new products, services or technological innovations;

•	departures of key personnel;

•	general economic, political and market conditions and trends;

•	risks associated with possible disruption in our operations due to terrorism; or

•	other risks and uncertainties as may be detailed from time to time in our public announcements and Securities and Exchange Commission filings.

For example, the market price of our stock has fluctuated widely over the last fiscal year. Between November 1, 2006, and October 31, 2007, the closing sale price of our common stock ranged between a high of $2.36 and a low of $1.25, experiencing greater volatility over that time than most of the market did. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Further declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

In addition, purchases or sales of large quantities of our stock could have an unusual effect on our stock price.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have a negative market reaction.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and may require our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The initial deadline for us to become compliant with Section 404 was October 31, 2005. As of such date, we were compliant and have implemented an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Accordingly, we continue to incur expenses and will devote management resources to Section 404 compliance as necessary. Further, effective internal controls and procedures are necessary for us to provide reliable financial reports. If our internal controls and procedures become ineffective, we may not be able to provide reliable financial reports, our business and operating results could be harmed and current and potential stockholders may not have confidence in our financial reporting.

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

We are the subject of litigation, including a securities class action and other shareholder lawsuits.

The Company and certain of its current and former officers and directors are defendants in a securities class action and other shareholder lawsuits. While we intend to vigorously defend ourselves in these actions, we cannot predict the outcome of such lawsuits. We may also in the future be subject to additional class action suits, other litigation or regulatory proceedings. Any expenses incurred in connection with existing or additional potential litigation or proceedings or any adverse resolution of current and potential litigation or proceedings could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, any litigation proceeding or action may be time consuming, and it may distract our management from the conduct of our business.

We may be unable to complete the settlement of our class action and other shareholder litigation.

In October 2007, we reached agreements to settle certain litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of the Company’s securities, (ii) a private securities action filed by Trinad Capital Master Fund, Ltd., and (iii) a second action filed by Trinad purportedly on behalf of the Company. These settlements require notice to the shareholder class and/or court approval to become effective. We have no assurance that the court will approve these settlements, and if it does not, we may be forced to revert back to disputing the class claims, which may cause us to incur significant costs.

In addition, stockholders may decide to opt-out of the class action settlement and bring separate actions against the Company, which actions could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The issuance of stock in connection with our class action settlement will result in dilution to existing stockholders and may cause our stock price to decline.

Under the terms of the settlement agreement in the securities class action, we are required to contribute shares of our common stock with a market value of $2.5 million. The shares being contributed to the settlement will be distributed to the settlement class if and when the court grants final approval to the settlement and the settlement becomes effective. At this time, we cannot estimate the timing of the issuance or the exact number of shares that will be contributed to the settlement, however, it will not be less than 1.8 million shares. Further, if the average closing bid price of our common stock for the 20 days prior to the settlement becoming effective is less than $1.37, we will have to issue additional shares to fulfill our obligation under the settlement, or could, under certain circumstances, determine not to conclude the settlement and revert back to disputing the class claims. The issuance of these shares will be dilutive to investors and may hurt our stock price.

We may not be able to maintain our listing on the Nasdaq Capital Market.

Our common stock currently trades on the Nasdaq Capital Market. This market has continued listing requirements that we must maintain to avoid delisting. The standards include, among others, minimum bid price requirements and any of (i) a minimum stockholders’ equity or (ii) minimum market value of our stock or minimum net income. Our results of operations and our fluctuating stock price directly impact our ability to satisfy these listing standards. In the event we are unable to maintain these listing standards, we may be subject to delisting.

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

When demand for our offerings falls below expectations, we may negotiate accommodations to retailers or distributors in order to maintain our relationships with our customers and access to our sales channels. These accommodations include negotiation of price discounts and credits against future orders commonly referred to as price protection. At the time of product shipment, we establish reserves for price protection and other similar allowances. These reserves are established according to our estimates of the potential for markdown allowances based upon historical rates, expected sales, retailer inventories of products and other factors. We cannot predict with certainty whether existing reserves will be sufficient to offset any accommodations we will provide, nor can we predict the amount or nature of accommodations that we will provide in the future. If actual accommodations exceed our reserves, our earnings would be reduced, possibly materially. Any such reduction may have an adverse effect on our business, financial condition or results of operations. The granting of price protection and other allowances reduces our ability to collect receivables and impacts our availability for advances from our factoring arrangement. The continued granting of substantial price protection and other allowances may require additional funding sources to fund operations, but there can be no assurance that such funds will be available to us on acceptable terms, if at all.

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

Our sales to Game Stop, Wal-Mart, and Best Buy accounted for approximately 21%, 14% and 10% of our net revenue for the fiscal year 2007, respectively. Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. Our business, results of operations and financial condition could be adversely affected if:

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

With respect to our video game products, we compete with many other third party publishers in both our handheld and console market segments. In addition, console and handheld manufacturers, such as Microsoft, Nintendo and Sony, publish software for their respective platforms. Further, media companies and film studios are increasing their focus on the video game software market and may become significant competitors. We expect competition to increase as more competitors enter the video game market.

Our business is dependent on the viability of console hardware.

Our business depends on hardware on which consumers play our games. Our business can be adversely affected by hardware as follows:

Hardware shortages.    The new generation console hardware systems have experienced hardware shortages, including Nintendo’s Wii console. Hardware shortages generally negatively affect the sales of video games since consumers do not have consoles on which to play the games.

Hardware pricing.    The new generation console systems are priced higher than each of their predecessor platforms. The cost of the hardware could adversely affect their sales, which could negatively affect sales of our products for these platforms since consumers need a platform in order to play our games.

Software pricing.    Software prices for the new generation console games are higher than prices for games for the predecessor platforms. There is no assurance that consumers will continue to pay the higher prices of these games.

Increasing development costs.    The introduction of the new generation platforms has required the development of new software to play on such consoles and new technologies to create such software. Because the new generation consoles have greater complexity and capabilities than the predecessor platforms, costs are higher to develop games for new generation consoles. Greater costs can lead to lower operating margins, negatively affecting our profitability.

Termination or modification of our agreements with hardware manufacturers, who are also competitors and frequently control the manufacturing of our titles, may adversely affect our business.

We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2 and PSP, from Nintendo to develop products for the GBA, GameCube, the DS, Wii and Micro and from Microsoft to develop products for the Xbox and the Xbox 360. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms.

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

We utilize the services of independent software developers to develop the majority of our video games. Consequently, our success in the video game market depends on our continued ability to obtain or renew product development agreements with quality independent video game software developers. However, we cannot assure you that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure you that we will be able to obtain the rights to sequels of successful products which were originally developed for us by independent video game software developers.

Many of our competitors have greater financial resources and access to capital than we do, which puts us at a competitive disadvantage when bidding to attract independent video game software developers. We may be unable to secure or maintain relationships with quality independent video game software developers if our competitors can offer them better shelf access, better marketing support, more development funding, higher royalty rates, more creative control or other advantages. Usually, our agreements with independent software developers are easily terminable if either party declares bankruptcy, becomes insolvent, ceases operations or materially breaches its agreement.

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

Many of our video game titles are based on or incorporate intellectual property and other character or story rights acquired or licensed from third parties. We expect that many of our future products will also be based on intellectual property owned by others. The cost of acquiring these licenses is often high, and competition for these licenses is intense. Many of our competitors have greater resources to capitalize on licensing opportunities. Our licenses are generally limited in scope to specific platform and/or geographic territories and generally last for two to three years. We may not be able to obtain new licenses, renew licenses when they expire or include new offerings under existing licenses. If we are unable to obtain new licenses or maintain existing licenses that have significant commercial value, at reasonable costs, we may be unable to sustain our revenue growth in the future other than through sales or licensing of our independently created material.

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

The process of introducing new products or product enhancements is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. In the event we are not successful in developing new titles and other products that gain wide acceptance in the marketplace, we may not recoup our investment costs in these new products, and our business, financial condition and results of operations may be materially adversely affected.

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

A significant portion of our revenue in 2007 was generated from games based on one licensed franchise.

Approximately 37% of our net revenues in 2007 were generated from two games based on the Cooking Mama franchise, developed for use on the Nintendo DS and Wii. We licensed the rights to publish these games from a third party. We have secured rights to publish sequels to these games, which are scheduled for release in 2008 and 2009, however we cannot guarantee that the sequels will be as successful as the original versions. If the sequels are not successful, this may have a significant impact on our revenues. In addition, even if successful, we may be unable to secure the rights to publish further sequels to these games, which may adversely affect our business and financial performance.

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

Our business relies heavily on proprietary intellectual property, whether our own or licensed from third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may try to copy our products, or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as the law of the United States. Our rights and the additional steps we have taken to protect our intellectual property may not be adequate to deter misappropriation, particularly given the difficulty of effectively policing unauthorized use of our properties. If we are unable to protect our rights in intellectual property, our business, financial condition or results of operations could be materially adversely affected.

If our products contain defects, our business could be harmed significantly.

The products that we publish and distribute are complex and may contain undetected errors when first introduced or when new versions are released. Despite extensive testing prior to release, we cannot be certain that errors will not be found in new products or releases after shipment, which could result in loss of or delay in market acceptance. This loss or delay could significantly harm our business and financial results.

Rating systems for digital entertainment software, potential legislation and consumer opposition could inhibit sales of our products.

Trade organizations within the video game industry require digital entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of digital entertainment software in their countries. In some instances, we may be required to modify our products to comply with the requirements of these rating systems, which could delay the release of those products in these countries. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles. Several proposals have been made for legislation to regulate the digital entertainment software, broadcasting and recording industries, including a proposal to adopt a common rating system for digital entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of digital entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas, including legislation prohibiting the sale of certain ‘‘M’’ rated video games to minors, and by engaging in public demonstrations and media campaigns. Retailers may decline to sell digital entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our ‘‘M’’ rated products, and adversely affect our operating results. If any groups, whether governmental entities, hardware manufacturers or advocacy groups, were to target our ‘‘M’’ rated titles, we might be required to significantly change or discontinue a particular title, which could adversely affect our business.

Our business is subject to risks generally associated with the entertainment industry, and we may fail to properly assess consumer tastes and preferences, causing product sales to fall short of expectations.

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

We have developed international operations, which may subject us to economic, political, regulatory and other risks.

Continuing our international operations may subject us to many risks, including:

•	difficulty in maintaining or finding a suitable distribution partner;

•	economic and political instability;

•	compliance with foreign and domestic laws and regulations;

•	changes in foreign and domestic legal and regulatory requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	currency fluctuations;

•	difficulties in staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it more difficult to protect our properties from appropriation by competitors;

•	potentially adverse tax treatment;

•	difficulties with distributors;

•	difficulties collecting our accounts receivable; and

•	relying on limited business relationships.

Our	failure to manage or address any of these could adversely affect our business.

Our business is ‘‘hit’’ driven. If we do not deliver ‘‘hit’’ titles, or if consumers prefer competing products, our sales could suffer.

While many new products are regularly introduced, only a relatively small number of ‘‘hit’’ titles account for a significant portion of net revenue. Competitors may develop titles that imitate or compete with our ‘‘hit’’ titles, and take sales away from us or reduce our ability to command premium prices for those titles. Hit products published by our competitors may take a larger share of consumer spending than we anticipate, which could cause our product sales to fall below our expectations. If our competitors develop more successful products or offer competitive products at lower price, or if we do not continue to develop consistently high-quality and well received products, our revenue, margins, and profitability will decline.

If we do not continue to attract and retain key personnel, we will be unable to effectively conduct our business.

The market for technical, creative, marketing and other personnel essential to the development and marketing of our products and management of our businesses is extremely competitive. We are frequently competing for this talent with other companies with greater resources. Our ability to operate within this highly competitive interactive entertainment industry is dependent upon our ability to attract and retain our employees. If we cannot successfully recruit and retain the employees we need, or replace key employees following their departure, our ability to develop and manage our businesses will be impaired.

Our failure to manage or adequately address any one or more of these rights could result in our business suffering a material adverse effect.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

We lease 21,250 square feet of office, development and storage space located at 160 Raritan Center Parkway, Edison, NJ 08837. The lease, which costs approximately $28,510 per month, plus taxes, insurance and operating costs, expires on October 31, 2009.

We lease 900 square feet of office space in Europe, located at City Point, Temple Gate, BS16PL, Bristol, UK. This lease which costs approximately $7,200 per month and is renewable on a six month basis.

As of January 4, 2008, we lease 5,974 square feet of office space at 2121 Cloverfield Blvd., Santa Monica, CA 90404 for our development studio. The lease, which costs approximately $13,740 per month, plus taxes, insurance and operating costs, expires on December 31, 2010.

Item 3.    Legal Proceedings.

As previously disclosed, during the quarter ended October 31, 2007, we entered into agreements to settle certain litigations pending in the United States District Court, District of New Jersey: a securities class action brought on behalf of a purported class of purchasers of the Company’s securities, a private securities action filed by Trinad Capital Master Fund, Ltd., and a second action filed by Trinad purportedly on behalf of the Company.

Under the terms of the settlement agreement in the securities class action, which is subject to notice to the shareholder class and court approval, our insurance carrier will make a cash payment and the we will contribute shares of our common stock with a market value of approximately $2.5 million. Plaintiffs have not yet filed a motion seeking preliminary approval of the settlement and notice to all class members setting a date for a hearing on the fairness of the settlement. We cannot predict when Plaintiffs will file the motion or when the Court will set the date for a hearing with respect thereto. The shares being contributed to the settlement will be distributed to the settlement class if and when the court grants final approval to the settlement and the settlement becomes effective. Plaintiffs’ attorney fees will be paid from the settlement amount.

The settlement of the private securities claim in the action brought by Trinad on its own behalf provides that the Company’s insurance carrier will make a cash payment to Trinad, subject to final approval of the class action settlement by the Court.

The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, will not result in a payment to the Company. Plaintiff’s attorneys will not receive any fees in connection with the settlement. As a result of the filing of the lawsuit, the Company has taken actions which it and Trinad believe will benefit our shareholders and address the issues raised in the lawsuit. This settlement is also subject to notice to the Company’s shareholders and to court approval.

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

The following table shows the high and low bid quotations for our common stock as reported by the Nasdaq Global Market for periods prior to March 13, 2006, and Nasdaq Capital Market from March 13, 2006 through October 31, 2007. The amounts below have been adjusted to reflect our 1-for-7 reverse stock split effectuated on December 31, 2004. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2006
First Quarter	$1.73	$0.85
Second Quarter	$1.84	$1.00
Third Quarter	$1.81	$1.25
Fourth Quarter	$1.50	$1.13
Fiscal Year 2007
First Quarter	$2.13	$1.23
Second Quarter	$1.76	$1.13
Third Quarter	$2.37	$1.43
Fourth Quarter	$2.39	$1.24

Holders of Common Stock.    On January 28, 2008, we had approximately 276 registered holders of record of our common stock. On January 28, 2008, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $1.20 per share.

Dividends and dividend policy.    We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on our common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.    The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2007 fiscal year end.

Recent Sales of Unregistered Securities.

All prior sales of unregistered securities have been previously reported on a Current Report on Form 8-K.

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

	Year Ended October 31
	2007	2006	2005	2004	2003
	(in thousands, except share data)
Consolidated Statement Of Operations Data:
Net revenues	$50,967	$66,683	$59,716	$120,984	$46,608
Cost of sales (1)	33,682	46,858	61,101	86,242	30,803
Gross (loss) profit	17,285	19,825	(1,385)	34,742	15,805
Operating expenses (2)	21,114	22,820	68,805	22,630	24,545
Operating (loss) income	(3,829)	(2,995)	(70,190)	12,112	(8,740)
Interest and financing costs, net	1,552	2,371	1,869	2,806	2,077
Other non-operating (income) expense (3)	(611)	—	48	19,068	24
Loss before income taxes	(4,770)	(5,366)	(72,107)	(9,762)	(10,841)
(Benefit) provision for income taxes	—	—	(1,207)	1,424	—
Net (loss)	$(4,770)	$(5,366)	$(70,900)	$(11,186)	$(10,841)
Net (loss) attributable to common
stockholders (4)	$(4,770)	$(5,366)	$(72,000)	$(15,388)	$(10,841)
Net (loss) attributable to common
stockholders per share:
Basic and Diluted	$(0.20)	$(0.24)	$(3.48)	$(1.84)	$(4.95)
Weighted average shares outstanding:
Basic and Diluted	23,891,860	22,616,419	20,686,863	8,385,657	2,189,285

	October 31
	2007	2006	2005	2004	2003
	In thousands
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,277	$3,794	$2,407	$4,170	$314
Working capital (deficit)	2,834	977	3,757	8,915	(10,927)
Total assets	16,313	15,011	30,703	43,952	17,611
Non-current liabilities	1,460	—	—	—	—
Dividend payable in common stock	—	—	—	1,261	—
Stockholders’ equity (deficiency)	2,591	1,749	4,761	13,785	(15,730)

(1)	Cost of sales, in 2005, includes: (i) charges of $10.5 million to recognize impairments to the carrying value of products released in 2005; and (ii) $5.1 million for reserves for slow moving inventory. Cost of sales in 2004 includes charges of $500,000 to recognize impairments to the carrying value of products released in 2004.
(2)	Operating expenses include: (i) for 2007, a settlement of litigation and related charges, net of $2.8 million, a gain from settlement of liabilities of $0.3 million and a provision for software development costs of $0.1 million; (ii) for 2006, a gain from settlement of liabilities and other of

$4.8 million, and a loss in impairment of software development costs of $2.4 million, (iii) for 2005, a charge for an accounts receivable write-off of $0.3 million, $26.3 million to write-off capitalized costs related to video games for which development was stopped or impaired, a provision for severance of $1.4 million, and a loss of $1.4 million related to a legal settlement; (iv) for 2004, charges for an accounts receivable write-off of $0.6 million, non-cash compensation of $0.3 million, and a gain of $1.2 million related to the renegotiation of our 2003 litigation settlement; and (v) for 2003, provisions for loss on impairment of software development costs of $3.7 million for which development was stopped and litigation and settlement costs of $4.9 million.
(3)	Other non-operating expense includes: (i) for 2007, a gain from a change in fair value of warrants of $0.6 million: (ii) for 2005, a realized loss on foreign exchange of $48,000; (iii) for 2004, expenses related to the merger of $0.3 million, an unrealized loss on a foreign exchange contract of $0.3 million and a non-cash charge of $18.5 million related to the change in fair value of warrants issued in connection with the private placement; and (iv) for 2003, an unrealized loss on a foreign exchange contract of $24,000.
(4)	Net (loss) attributable to common stockholders includes: (i) for 2005, a $1.1 million non-cash charge related to warrants exercised at a discount; and (ii) for 2004, a non-cash charge of $0.8 million related to a deemed dividend, a preferred stock dividend requirement of $1.3 million payable in common stock and a $2.2 million non-cash charge related to the fair value of warrants issued in connection with lock-up agreements by certain stockholders.

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

Overview

We are a provider of interactive entertainment products. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products internationally through distribution agreements with other publishers. We have developed our retail and distribution network over our 20-year history.

We publish video game software for most major interactive entertainment hardware platforms, including Nintendo’s Wii, Game Boy Advance, or GBA, DS, Micro and GameCube, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP™, Microsoft’s Xbox, Xbox 360 and the personal computer, or PC.

Our video game titles are targeted at various demographics at a range of price points, from lower-priced ‘‘value’’ titles to more expensive ‘‘premium’’ titles. In some instances, these titles are based on licenses of well-known properties, and in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of the majority of our video games.

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

During 2006, we revised our business model and shifted our product strategy away from capital intensive premium console games to a focus on lower-cost games for both console and handheld systems targeting ‘‘mass market’’ consumers. We believe this strategy allows us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the GBA, DS and PSP. We also publish software for Nintendo’s Wii console (released in late 2006) as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach ‘‘mass market’’ consumers. In addition, we continue to opportunistically look for titles to publish on the PC and other home console systems.

Net Revenues.    Our revenues are principally derived from sales of our video game titles. We primarily provide video games for the mass market and casual game player. We work with third-party development studios to develop our own proprietary titles and we also license rights to properties from third parties. In 2007, we announced the opening of our own development studio. However, we expect to continue to use third party studios for the significant majority of our development. We have also developed, manufactured and marketed a variety of digital media peripherals and applications including ‘‘plug-and-play’’ video game systems.

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

Gross Profit.    Gross Profit is the excess of net revenues over product costs and amortization of software development and license fees. Development and license fees incurred to produce video games are generally incurred up front and amortized to cost of sales. The recovery of these costs and total gross profit is dependent upon achieving a certain sales volume, which varies by title. Our value titles are generally characterized as having lower gross profit margin potential than premium titles as a result of their lower sales price, and carry lower financial risk associated with the recovery of upfront development and license fees as compared with premium game titles.

Product Research and Development Expenses.    Product research and development expenses relate principally to our cost of supervision of third-party video game developers, testing new products and conducting quality assurance evaluations during the development cycle. Costs incurred are employee-related, may include equipment and are not allocated to cost of sales.

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

We have identified the policies below as critical to our business operations and to the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout management’s discussion and analysis of financial condition and results of operations where such policies affect our reported and expected financial results.

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

Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the twelve month periods ended October 31, 2007, 2006, and 2005, we provided allowances for future price protection and other allowances of $2.0 million, $3.8 million, and $15.1 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as we factor our receivables to a third party that generally buys our receivables without recourse.

Inventory.    Inventory, which consists principally of finished goods, is stated at the lower of cost as determined by the first-in, first-out method, or market. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales.

Software development costs and prepaid license fees.    Software development costs include development fees, most often in the form of milestone payments made to independent video game developers for development services. Software development costs are capitalized once technological feasibility of a product is established and it is determined that such costs should be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Prepaid license fees represent license fees to holders for the use of their intellectual property rights in association with our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. Capitalized software development costs classified as non-current relate to titles for which we estimate the release date to be more than one year from the balance sheet date.

Commencing upon a related product’s release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products to which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred to complete and publish the product. If revised forecasted or actual product sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. We recorded an expense of $0.2 million, $2.4 million and $26.3 million for the twelve months ended October 31, 2007, 2006 and 2005, respectively, related to development costs for projects which were either canceled, or for which full recoverability was not expected. In the twelve month periods ended October 31, 2007, 2006 and 2005, we charged $7.7 million, $14.6 million, and $22.7 million, respectively, to cost of sales for amortization of software development costs, prepaid license fees and royalties on products which were sold.

Accounting for Stock-Based Compensation.    In December 2004, the Financial Accounting Standards Board ‘‘FASB’’ issued SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS 123(R)’’). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) on November 1, 2005. SFAS 123(R) permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. We use the modified prospective transition method, which requires that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.

Commitments and Contingencies.    The Company accounts for commitments and contingencies in accordance with financial accounting standards board Statement No. 5, Accounting for Contingencies. The company records a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended October 31,
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of sales
Product costs	50.9	48.4	64.3
Software development costs and license fees	15.2	21.9	38.0
Gross (loss) profit	33.9	29.7	(2.3)
Operating expenses
Product research and development	4.5	3.9	5.7
Selling and marketing	14.6	16.4	40.5
General and administrative	16.4	16.9	18.3
Depreciation and amortization	0.6	0.6	1.5
Settlements, loss on impairments and other expenses (income)	5.3	(3.6)	49.2
Operating loss	(7.5)	(4.5)	(117.5)
Interest and financing costs and other non-operating expenses	1.8	3.6	3.2
Loss before income taxes	(9.4)	(8.0)	(120.7)
Benefit from income taxes	—	—	(2.0)
Net loss	(9.4)%	(8.0)%	(118.7)%

The following table sets forth the components of Settlements, loss on impairments and other expenses (gains) for the years ended October 31, 2007, 2006 and 2005.

	Year Ended October 31,
	2007	2006	2005
	(in thousands)
Write-off of accounts receivable	$—	$—	$322
(Gain) loss on settlements	(266)	(4,753)	1,437
Settlement of litigation and related charges, net	2,822	—	—
Loss on impairment of software development costs	154	2,375	26,281
Severance	—	—	1,360
Balance – end of year	$2,710	$(2,378)	$29,400

The following table sets forth the source of net revenues, by game platform, for the previous three fiscal years, in millions:

	Year Ended October 31,
	2007		2006		2005
	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues
Console:
Wii	$10.0	19.6%	$—	—%	$—	—%
PS2	3.5	6.9	12.5	18.7	2.8	4.7
Xbox	1.6	3.2	10.5	15.7	11.0	18.4
	15.1	29.7	23.0	34.4	13.8	23.1
Handheld:
DS	28.3	55.5	16.3	24.4	0.8	1.3
GBA	2.8	5.6	18.7	28.0	28.4	47.6
PSP	1.5	3.0	2.3	3.4	—	—
	32.6	64.1	37.3	55.8	29.2	48.9
other (a)	3.2	6.2	6.4	9.8	16.7	28.0
Total	$50.9	100.0%	$66.7	100.0%	$59.7	100.0%

(a)	Consists primarily of DDR in 2007; 90 minute videos in 2006; 45 minute videos and ‘‘plug and play’’ games in 2005.

Year ended October 31, 2007 versus year ended October 31, 2006

Net Revenues.    Net revenues for the year ended October 31, 2007 decreased to $51.0 million from $66.7 million in the comparable period last year. The $15.7 million decrease is primarily due to lower revenues from the sale of GBA video movies and value or closeout video games. During 2006, we released two 90 minute video movies for the Nintendo GBA handheld system and the Company changed its focus to handheld and console games with lower development, royalty and marketing expense requirements.

Gross Profit.    Gross profit for the year ended October 31, 2007 was $17.3 million compared to a gross profit of $19.8 million in the same period last year. The decrease in gross profit was primarily attributable to the lower net revenues discussed above. Gross profit as a percentage of net sales was 34% for 2007 compared to 30% for 2006. The increase in gross profit as a percent of net sales is primarily attributable to a decrease in software development and licensing fees as a percent of net sales, as a result of the Company’s shift in strategy away from publishing higher priced premium games.

Product Research and Development Expenses.    Research and development costs decreased $0.3 million to $2.3 million for the year ended October 31, 2007 from $2.6 million for the comparable period in 2006. The decrease is principally the result of a reduction in the number of quality assurance employees in January 2006, as we changed our focus to games with shorter development times and relatively lower development costs.

Selling and Marketing Expenses.    Total selling and marketing expenses decreased to $7.4 million for the year ended October 31, 2007 from $10.9 million for the same period in 2006. The $3.5 million decrease was primarily due to a decrease in media and other marketing costs associated with premium games that were launched in the quarter ended January 31, 2006. In addition, the variable selling and marketing costs such as commissions, also decreased due to lower revenues in 2007. Selling and marketing expense as a percentage of net sales was approximately 15% for the year ended October 31, 2007, compared to 16% in the prior year.

General and Administrative Expenses.    For the year ended October 31, 2007 general and administrative expenses were $8.4 million, a decrease of $2.9 million from $11.3 million for the year ended October 31, 2006. The decrease is primarily due to lower legal and stock based compensation costs. During 2006, we recorded legal expenses of approximately $1.2 million related to stockholder and other litigation that were below the deductibles in our insurance policies, or otherwise not reimbursable. We recorded $1.5 million of stock based compensation expense related to SFAS 123(R) during 2007 compared to $2.2 million during 2006.

Settlements, loss on impairments and other expenses (gains).    Settlements, loss on impairments and other expenses (gains) increased from a loss of $2.7 million for the year ended October 31, 2007 to a gain of $(2.4) million for the year ended October 31, 2006. The $5.1 million increase is primarily due to a $2.8 million non-cash charge related to the settlement of litigation in 2007 and a decrease in gains on the settlement of accounts payable of $4.5 million, partially offset by a decrease in impairment charges of $2.2 million.

As discussed in Item 3. Legal Proceedings contained herein, during the quarter ended October 31, 2007, we entered into settlement agreements to settle certain litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of the Company’s securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd.; and (iii) a second action filed by Trinad purportedly on behalf of the Company.

Under the terms of the settlement agreement in the securities class action, which is subject to notice to the shareholder class and court approval, our insurance carrier will make a cash payment and we will contribute shares of our common stock with a market value of $2.5 million. The shares being contributed to the settlement will be distributed to the settlement class if and when the court grants final approval to the settlement and the settlement becomes effective.

At this time, we cannot estimate the exact number of shares that will be contributed to the settlement, however, it will not be less than 1.8 million shares. Further, if the average closing bid price of our common stock for the 20 days prior to the settlement becoming effective is less than $1.37, we would have to issue additional shares to fulfill our obligation under the settlement, or could, under certain circumstances determine not to conclude the settlement and revert back to disputing the class claims.

During the twelve months ended October 31, 2007, we recorded a $2.8 million charge in connection with the expected settlement of the class action litigation discussed above. The charge is comprised of $2.5 million, representing the fair value, on the date the settlement agreement was executed, of the common stock expected to be distributed when the settlement becomes effective, and $0.3 million, representing the increase in the value of the shares since that date.

We will adjust the fair value of the liability to the fair value of the shares expected to be distributed at each balance sheet date and record the resulting change as a non-cash charge to earnings in each period until the shares are distributed. The settlement provides that if the fair value of the stock falls below $2.5 million, we will have to issue additional shares, subject to certain limitations, with a fair market value equal to the amount of the decrease. Therefore, the liability will not be adjusted below $2.5 million.

There is no assurance that the settlement described above will be achieved, and if not achieved, there can be no assurance that our insurance will be adequate to cover our costs relating to the litigation. Any expenses incurred in connection with the litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition and future viability of the Company.

Gains on settlement of liabilities for the year ended October 31, 2007 consist of the settlement of marketing accounts payable for less than the invoice amount. Gains on settlement of liabilities for the year ended October 31, 2006 consist of $1.5 million related to negotiated reductions in royalty payments due for certain video and video game titles, $0.5 million gain on the sale of the rights to certain video game titles, and $2.8 million gain on the settlement of legal and marketing and development accounts payable for less than the invoice amount.

Operating Loss.    Operating loss for the year ended October 31, 2007 was $3.8 million, compared to an operating loss of $3.0 million for the year ended October 31, 2006. The increase in operating loss of $0.8 million, was primarily due to the increase of $5.1 million in settlements, impairments and other expenses (gains) discussed above, partially offset by the positive impact of higher gross margin percentages and lower operating expenses of $5.9 million.

Interest and Financing Costs, Net.    Interest and financing costs decreased to $1.5 million for the year ended October 31, 2007 from $2.4 million for the 2006. The decrease is the result of lower factoring fees and a reduction in the amount of inventory financing.

Change in fair value of Warrants.    As discussed in note 10 to our financial statements, we recorded income of $0.6 million for the twelve months ended October 31, 2007, reflecting the decrease in fair value of warrants issued in connection with a private placement of our equity securities in September 2007.

Income Taxes.    We did not record any income tax benefit because realization of the resulting loss carryforwards cannot be assured.

Net Loss.    Net Loss for the year ended October 31, 2007 was $4.8 million, a decrease of $0.6 million from a net loss of $5.4 million for the comparable period in 2006. The decrease in net loss was primarily due to a charge for the settlement of litigation in 2007 of $2.8 million and decreased gain on settlement of liabilities and other gains of $4.5 million, partially offset by lower operating expenses discussed above and a $2.2 million decrease in impairment charges.

Year ended October 31, 2006 versus year ended October 31, 2005

Net Revenues.    Net revenues for the year ended October 31, 2006 increased to $66.7 million from $59.7 million in the comparable period in 2005. The $7.0 million increase is primarily due to increased international sales and a lower provision for price protection and other allowances on domestic sales. The lower provision for price protection and other allowances is the result of a higher sell-through percentage at retailers for titles released during the year ended October 31, 2006. This is reflective of our change in strategy of selling fewer premium games.

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

General and Administrative Expenses.    For the year ended October 31, 2006 general and administrative expenses increased to $11.3. million from $10.9 million during the comparable period in 2005. The $0.4 million increase is primarily due to higher non cash compensation costs related to the adoption of SFAS 123R, partially offset by lower franchise taxes resulting from a lower asset base used to calculate the taxes and a decrease in one time charges related to severance. For the year ended October 31, 2006 we recorded $1.8 million of stock compensation expense related to the adoption of SFAS 123 (R) effective November 1, 2005, and $0.5 million for stock and warrants issued for services. For the year ended October 31, 2005, we recorded a one time charge of $1.4 million, primarily related to a below market stock option grant to our former Chief Executive Officer. This option grant was subsequently forfeited as part of his severance agreement. General and administrative expenses for the twelve months ended October 31, 2006 also include approximately $1.0 million of legal settlements and related expenses.

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

Income Taxes.    As a result of the availability of loss carryforwards, we have not recorded any provisions for federal or state income taxes in the current period. Federal and state income taxes were provided for at a combined effective rate of 40% in the 2005 fiscal year. We recorded a tax benefit of $1.2 million for the year ended October 31, 2005, net of a full valuation allowance against net deferred tax assets recorded in prior periods.

Net Loss.    For the year ended October 31, 2006, we generated a net loss of $5.4 million compared to a net loss of $70.9 million in the same period in 2005. Included in the loss for 2005 is a $1.1 million charge related to the fair value of warrants exercised at a discount.

Liquidity and Capital Resources

We incurred a net loss of $4.8 million in 2007 and a net loss of $5.4 million in 2006. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements. We raised approximately $6.0 million in gross proceeds from the sale of our equity securities in September 2007.

While our current plan is to fund our operations through product sales, we may be required to modify that plan, or seek outside sources of financing if our operating and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. While management has already significantly reduced expenditure levels, in the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to further materially modify our business plan, including making further reductions in expenditures. Management believes it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and the company was unable to obtain alternative financing, it could create a material adverse change in the business.

During the second half of fiscal year 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on value products and lower-cost games for handheld systems. In conjunction with our shift in strategy, we evaluated our existing portfolio of premium console titles in development and decided to sell our rights or cancel a number of these titles. While this resulted in decreased revenues from premium game titles, these actions improved the financial position of the company by significantly reducing our future obligations and, in some instances, generating cash.

Going forward, we will continue to publish titles for popular handheld systems such as the GBA, DS and PSP, as well as look for opportunistic titles that fit our business model for home consoles such as the Wii and PCs. We believe that a decreased emphasis on premium console titles, along with a renewed focus on value and handheld titles, will allow us to capitalize on our strengths and expertise. Although there can be no assurance, we expect this model will lessen the level of required working capital to support the plan.

While our cash and cash equivalents balance was $7.3 million as of October 31, 2007, we expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives. To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.

Under our factoring agreement we have the ability to take cash advances against accounts receivable and inventory of up to $20 million, and $2 million in letters of credit. The factor, in his sole discretion, can reduce the availability of financing at anytime. In addition we have $10 million of availability for letters of credit and purchase order financing with another lender.

Factoring and Purchase Order Financing.    As mentioned above, to provide liquidity, we take advances from our factor and utilize purchase order financing to fund the manufacturing of our products.

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

Manufacturers require us to present a letter of credit, or pay cash in advance, in order to manufacture the products required under a purchase order. Currently, we utilize letters of credit from a finance company which charges 1.5% of the purchase order amount for each transaction for 30 days, plus administrative fees. Our factor also provides purchase order financing at a cost of 0.5% of the purchase order amount for each transaction for 30 days. Additional charges are incurred if letters of credit remain outstanding in excess of the original time period and/or the financing company is not paid at the time the products are received. When our liquidity position allows, we will pay cash in advance instead of utilizing purchase order financing. This results in reduced financing and administrative fees associated with purchase order financing.

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Amounts to be paid to us by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As our needs require, we may request that the factor advance 70% of the eligible receivables, and advance 50% of inventory up to a maximum of $1.5 million. The interest rate is prime plus 1.5%.

Advances From Customers.    On a case by case basis, distributors and other customers have agreed to provide us with cash advances on their orders. These advances are then applied against future sales to these customers. In exchange for these advances, we offer these customers beneficial pricing or other considerations.

Tabular Disclosure of Contractual Obligations.    The following table summarizes our minimum guarantees and other contractual obligations as of October 31, 2007:

	Payments due by period
	Total of payments	Less than one year	1 – 3 Years
	(in thousands)
Contractual Obligations
Operating leases	$708	$366	$342
Software development (1)	5,300	5,300	—
	6,008	5,666	342
Commercial Obligations
Letters of credit (2)	500	500	—
Total Obligations	$6,508	$6,166	$342

(1)	Payable only upon achievement of milestones.
(2)	Arising under purchase order assignments for inventory purchases.

As discussed in Item 3. Legal Proceedings, during the quarter ended October 31, 2007, we entered into settlement agreements to settle certain litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of the Company’s securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd.;(iii) and a second action filed by Trinad purportedly on behalf of the Company.

Under the terms of the settlement agreement in the securities class action, which is subject to notice to the shareholder class and court approval, our insurance carrier will make a cash payment and we will contribute shares of our common stock with a market value of $2.5 million. The shares being contributed to the settlement will be distributed to the settlement class if and when the court grants final approval to the settlement and the settlement becomes effective.

At this time, we cannot estimate the exact number of shares that will be contributed to the settlement, however, it will not be less than 1.8 million shares. Further, if the average closing bid price of Our common stock for the 20 days prior to the settlement becoming effective is less than $1.37, we would have to issue additional shares to fulfill our obligation under the settlement, or could, under certain circumstances determine not to conclude the settlement and revert back to disputing the class claims.

During the twelve months ended October 31, 2007, we recorded a $2.8 million charge in connection with the expected settlement of the class action litigation discussed above. The charge is comprised of $2.5 million, representing the fair value, on the date the settlement agreement was executed, of the common stock expected to be distributed when the settlement becomes effective, and $0.3 million, representing the increase in the value of the shares since that date.

We will adjust the fair value of the liability to the fair value of the shares expected to be distributed at each balance sheet date and record the resulting change as a non-cash charge to earnings in each period until the shares are distributed. The settlement provides that if the fair value of the stock falls below $2.5 million, we will have to issue additional shares, subject to certain limitations, with a fair market value equal to the amount of the decrease. Therefore, the liability will not be adjusted below $2.5 million.

There is no assurance that the settlement described above will be achieved, and if not achieved, there can be no assurance that our insurance will be adequate to cover our costs relating to the litigation. Any expenses incurred in connection with the litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.

Off-Balance Sheet Arrangements

As of October 31, 2007 we have no off-balance sheet arrangements.

Cash Flows

Cash and cash equivalents were $7.3 million as of October 31, 2007 compared to $3.8 million at October 31, 2006. Working capital as of October 31, 2007 was $2.8 million compared to $1.0 million at October 31, 2006.

Operating Cash Flows.    Our principal operating source of cash is from the sales of our interactive entertainment products.  Our principal operating uses of cash are for payments associated with third-party developers of our software; costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the year ended October 31, 2007, we used approximately $0.8 million from operations. The decrease in cash provided by operating activities reflects a decrease in cash from the sale of certain video game rights, partially offset by our change in strategy to video games with lower upfront development and license acquisition costs.

For the year ended October 31, 2006, we generated approximately $0.2 million from operations. The increase in cash provided by operating activities reflects our change in strategy to video games with lower upfront development and license acquisition costs. Included in cash from operations is approximately $9.1 million from the sale of the rights to certain video game titles which were in development.

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

Investing Cash Flows.    Cash used in investing activities for the year ended October 31, 2007, 2006 and 2005 are primarily related to purchases of computer equipment and leasehold improvements of $0.2, $0.2, and $0.5 million, respectively.

Financing Cash Flows.    Net cash generated by financing activities for the year ended October 31, 2007 consists primarily of net proceeds from the private placement of our equity securities of $5.8 million (see note 10 to the financial statements), offset by the repayment of purchase order financing.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. For the year ended October 31, 2005, we recorded a $48,000 loss related to a foreign currency forward exchange contract which expired on March 31, 2005.

Item 8.    Financial Statements and Supplementary Data.

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1, are incorporated herein and made a part hereof..

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 26, 2007, the Company was notified that the partners of Goldstein Golub Kessler LLP (‘‘GGK’’) became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company. McGladrey & Pullen, LLP was appointed as the Company’s new independent registered public accounting firm. A copy of the letter dated October 26, 2007 from GGK to the Company notifying the Company of the change was filed on a Current Report Form 8-K on October 26, 2007.

Item 9A.    Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Not applicable

PART III

The information required by Part III of Form 10-K under:

Item 10 – Directors and Executive Officers of the Registrant.

Item 11 – Executive Compensation.

Item 12 –	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13 – Certain Relationships and Related Transactions, and Director Independence.

Item 14 – Principal Accounting Fees and Services.

is incorporated by reference from our definitive proxy statement relating to the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2007 fiscal year end.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements.

The financial statements required by item 15 are submitted in a separate section of this report, beginning on Page F-1, incorporated herein and made a part hereof.

(2)    Financial Statement Schedules.

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)    Exhibits.

The	following exhibits are filed with this report, or incorporated by reference as noted;

2.1	Agreement and Plan of Merger, dated as of November 10, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.1 to an Amendment to our Current Report on Form 8-K filed on December 22, 2003).
2.2	Amendment to Agreement and Plan of Merger, dated December 3, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on December 22, 2003).
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).
4.1	Certificate of Designations, Preferences and Rights of 7% Cumulative Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on February 20, 2004 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2004).
4.2	Form of investor Subscription Agreement (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 1, 2004).

4.3	Form of warrant issued to investors (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on March 1, 2004).
4.4	Form of placement agent warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on March 1, 2004).
4.5	Securities Purchase and Registration Rights Agreement dated as of August 29, 2007 by and among Majesco Entertainment Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 5, 2007).
4.6	Form of Common Stock Purchase Warrant issued to investors (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 5, 2007).
10.1	Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).
10.2	Escrow Agreement, dated February 19, 2004, by and among Majesco Holdings Inc., Jesse Sutton, Joseph Sutton, Adam Sutton, Morris Sutton, on behalf of Sarah Sutton and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.17 to an Amendment to our Registration Statement on Form S-1 filed on October 19, 2004).
10.3	Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).
10.4	Amendment to Factoring Agreement, dated March 18, 1999, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).
10.5	Amendment to Factoring Agreement, dated September 30, 2004, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).
10.6	Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).
10.7	Master Purchase Order Assignment Agreement, dated July 21, 2000, between Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 22, 2004).
10.8	Sixth Amendment to Master Purchase Order Assignment Agreement, dated September 12, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 22, 2004).
10.9	Seventh Amendment to Master Purchase Order Assignment Agreement, dated October 16, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 22, 2004).
10.10	Eighth Amendment to Master Purchase Order Assignment Agreement, dated April 14, 2004, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 22, 2004).

10.11		Guaranty and Pledge Agreement, dated July 21, 2000, by and among Jesse Sutton, Joseph Sutton, Morris Sutton, Adam Sutton and Transcap Trade Finance (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 22, 2004).
10.12		Form of Warrant Exercise Agreement, dated December 17, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2005).
#10	.13	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
#10	.14	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
#10	.15	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
#10	.16	Employment Agreement, dated June 27, 2005, by and between Majesco Entertainment Company and John Gross (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2005).
#10	.17	Revised Director Compensation Policy (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on September 14, 2005).
10.18		Amendment to Factoring Agreement, dated October 18, 2005 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on February 1, 2006).
#10	.19	Employment Agreement, dated January 31, 2007, between Gui Karyo and Majesco Entertainment Company (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 6, 2007).
#10	.20	2007 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).
10.21		License and Distribution Agreement dated as of April 13, 2007 by and between Majesco Europe Limited and Eidos Interactive Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2007).
#*10	.22	Revised Director Compensation Policy.
*21	.1	Subsidiaries.
*23	.1	Consent of McGladerey & Pullen, LLP.
*23	.2	Consent of Goldstein Golub Kessler LLP
*31	.1	Certification of Principal Executive Officer
*31	.2	Certification of Principal Financial Officer.
*32	.1	Section 1350 Certificate of President and Chief Financial Officer.

#	Constitutes a management contract, compensatory plan or arrangement.
*	Filed herewith.

(b)	Exhibits.

See	(a)(3) above.

(c)	Financial Statement Schedules.

See	(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
By:	/s/ Jesse Sutton,
Chief Executive Officer and Director
Date: January 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Sutton	Chief Executive Officer and Director	January 29, 2008

Jesse Sutton

/s/ John Gross	Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2008

John Gross

/s/ Allan Grafman	Chairman of the Board	January 29, 2008

Allan Grafman

/s/ Laurence Aronson	Director	January 29, 2008

Laurence Aronson

/s/ Louis Lipschitz	Director	January 29, 2008

Louis Lipschitz

/s/ Mark Stewart	Director	January 29, 2008

Mark Stewart

/s/ Stephen Wilson	Director	January 29, 2008

Stephen Wilson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheet — October 31, 2007 and 2006	F-4
Consolidated statement of operations — Year ended October 31, 2007, 2006 and 2005	F-5
Consolidated statement of stockholders’ equity and accumulated other comprehensive loss — Year ended October 31, 2007, 2006, and 2005	F-6
Consolidated statement of cash flows — Year ended October 31, 2007, 2006 and 2005	F-7 – F-8
Notes to consolidated financial statements	F-9 – F-26

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Majesco Entertainment Company

We have audited the consolidated balance sheet of Majesco Entertainment Company and subsidiary as of October 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Majesco Entertainment Company and subsidiary as of October 31, 2007 and the results of its operations and its cash flows for year then ended, in conformity with U.S. generally accepted accounting principles.

MCGLADREY & PULLEN, LLP

New York, NY
January 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Majesco Entertainment Company

We have audited the accompanying consolidated balance sheet of Majesco Entertainment Company and subsidiary as of October 31, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended October 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Majesco Entertainment Company and subsidiary as of October 31, 2006 and the results of its operations and its cash flows for the years ended October 31, 2006 and 2005 in conformity with United States generally accepted accounting principles.

As disclosed in Note 2, the Company changed its method of accounting for stock-based compensation, effective November 1, 2005.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters in also described in Note 1. The financial statements do not include any adjustments that might result from this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
January 19, 2007

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
(dollars in thousands)

	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,277	$3,794
Due from factor	—	1,189
Accounts and other receivables	670	3,103
Inventory	3,850	2,438
Capitalized software development costs and license fees, current portion	2,171	1,489
Prepaid expenses	1,128	2,226
Total current assets	$15,096	$14,239
Property and equipment – net	568	701
Capitalized software development costs and license fees, net of current portion	549	—
Other assets	100	71
Total assets	$16,313	$15,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,488	$10,911
Share based litigation settlement	2,822	—
Due to factor	1,527	—
Inventory financing payables	—	1,390
Advances from customers	425	961
Total current liabilities	12,262	13,262
Warrant liability	1,460	—
Stockholders’ equity:
Common stock – $.001 par value; 250,000,000 shares authorized; 28,675,962 and 23,427,462
issued and outstanding at October 31, 2007 and October 31, 2006 respectively	29	23
Additional paid in capital	100,201	94,529
Accumulated deficit	(97,524)	(92,754)
Accumulated other comprehensive loss	(115)	(49)
Total stockholders’ equity	2,591	1,749
Total liabilities and stockholders’ equity	$16,313	$15,011

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except share amounts)

	Year Ended October 31,
	2007	2006	2005
Net revenues	$50,967	$66,683	$59,716
Cost of sales
Product costs	25,936	32,259	38,384
Software development costs and license fees	7,746	14,599	22,717
	33,682	46,858	61,101
Gross profit (loss)	17,285	19,825	(1,385)
Operating costs and expenses
Product research and development	2,311	2,607	3,415
Selling and marketing	7,421	10,910	24,160
General and administrative	8,376	11,251	10,937
Depreciation and amortization	296	430	893
Write-off of accounts receivable	—	—	322
(Gain) loss on settlements	(266)	(4,753)	1,437
Settlement of litigation and related charges, net	2,822	—	—
Loss on impairment of software development costs	154	2,375	26,281
Severance	—	—	1,360
	21,114	22,820	68,805
Operating loss	(3,829)	(2,995)	(70,190)
Other expenses (income)
Interest and financing costs, net	1,552	2,371	1,869
Realized/unrealized loss on foreign exchange contract	—	—	48
Change in fair value of warrants	(611)	—	—
Loss before income taxes	(4,770)	(5,366)	(72,107)
Benefit from income taxes	—	—	(1,207)
Net loss	(4,770)	(5,366)	(70,900)
Fair value charge for warrants exercised at a discount			1,100
Net loss attributable to common stockholders	$(4,770)	$(5,366)	$(72,000)
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.20)	$(0.24)	$(3.48)
Weighted average shares outstanding:
Basic and diluted	23,891,860	22,616,419	20,686,863

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock −$.001 par value		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount
Balance – October 31, 2004	15,403,704	15	29,194	(15,388)	(36)	13,785
Issuance of common stock in connection with:
Secondary offering (net of underwriting discounts, commissions and expenses of $4,148)	3,682,176	4	41,875	—	—	41,879
Exercise of warrants at $5.95 (net of expenses of $488)	1,171,418	1	7,581	(1,100)	—	6,482
Exercise of warrants at $7.00 (net of expenses of $1,111)	1,889,985	2	12,106	—	—	12,108
Issuance of common stock as dividend on preferred stock	78,283	—	1,261	—	—	1,261
Non-cash director compensation	16,246	—	80	—	—	80
Settlement obligation related to predecessor company	664	$—	$(1,235)	$—	$—	$(1,235)
Non-cash compensation charges	—	—	1,296	—	—	1,296
Net loss	—	—	—	(70,900)	—	(70,900)
Foreign currency translation adjustment	—	—	—	—	5	5
Total comprehensive loss	—	—	—	—	—	(70,895)
Balance – October 31, 2005	22,242,476	$22	$92,158	$(87,388)	$(31)	$4,761
Issuance of common stock in connection with:
settlement of accounts payable	116,442	—	126	—	—	126
Restricted stock grants – directors	71,393	—	127	—	—	127
Restricted stock grants – employees	997,151	1	114	—	—	115
Non-cash compensation charges – stock options	—	—	1,818	—	—	1,818
Issuance of warrants for services			186			186
Net loss	—	—	—	(5,366)	—	(5,366)
Foreign currency translation adjustment	—	—	—	—	(18)	(18)
Total comprehensive loss	—	—	—	—		(5,384)
Balance – October 31, 2006	23,427,462	$23	$94,529	$(92,754)	$(49)	$1,749
Issuance of common stock in connection with:
settlement of accounts payable	238,562	—	365	—	—	365
restricted stock grants – employees and directors	727,438	1	732	—	—	733
Exercise of stock options.	33,334		49	—	—	49
Non-cash compensation charges – stock options	—	—	773	—	—	773
Private placement of securities	4,244,335	4	3,743	—	—	3,747
Issuance of common stock for assets	4,831	1	10	—	—	11
Net loss	—	—	—	(4,770)	—	(4,770)
Foreign currency translation adjustment	—	—	—	—	(66)	(66)
Total comprehensive loss	—	—	—	—		(4,836)
Balance – October 31, 2007	28,675,962	$29	$100,201	$(97,524)	$(115)	$2,591

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	Year Ended October 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,770)	$(5,366)	$(70,900)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of warrants	(611)	—	—
Depreciation and amortization	296	430	893
Amortization of capitalized software development costs and prepaid licenses fees	3,116	11,051	22,717
Non-cash compensation expense	1,505	2,246	1,376
Write-off of accounts receivable	—	—	322
Share based litigation settlement	2,822	—	—
Loss (gain) on settlements	(266)	(4,753)	1,437
Loss on impairment of software development costs	154	2,375	26,281
Changes in operating assets and liabilities
Decrease (increase) in due to/from factor – net	2,433	(8,153)	15,834
Decrease (increase) in accounts and other receivables	2,227	(2,481)	—
(Increase) decrease in inventory	(1,412)	5,620	4,696
(Increase) decrease in capitalized software development costs and prepaid license fees	(4,501)	2,863	(52,879)
Decrease (increase) in income tax receivable	—	826	(826)
Decrease (increase) in prepaid expenses	1,097	(1,718)	323
(Increase) decrease in other assets	(18)	9	114
Decrease in accounts payable and accrued expenses	(2,791)	(3,204)	(1,492)
Increase (decrease) in advances from customers	(536)	477	(1,687)
Payment of settlement obligations	—	—	(1,235)
Net cash (used in) provided by operating activities	(766)	222	(55,026)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(163)	(207)	(451)
Net cash used in investing activities	(163)	(207)	(451)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from secondary offering	—	—	41,879
Net proceeds from exercise of warrants at discount	—	—	6,482
Proceeds from exercise of stock options	49
Net proceeds from exercise of warrants	—	—	12,108
Inventory financing	(1,390)	1,390	(6,750)
Proceeds from private placement, net of expenses	5,819	—	—
Net cash provided by financing activities	4,478	1,390	53,719
Effect of exchange rates on cash and cash equivalents	(66)	(18)	(5)
Net increase (decrease) in cash and cash equivalents	3,483	1,387	(1,763)
Cash and cash equivalents – beginning of year	3,794	2,407	4,170
Cash and cash equivalents – end of year	$7,277	$3,794	$2,407
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$1,638	$2,285	$1,869
Cash paid during the year for income taxes	—	—	$1,325
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in payment of accounts payable	$365	$126	—
Issuance of common stock for assets	$11	—	—
Fair value charge for warrants exercised at discount			$1,100
Issuance of common stock as a dividend on the preferred stock	—	—	$1,261
Warrant liability incurred on private placement	$2,071	—	—

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The following financial statements present the financial results of Majesco Entertainment Company and its wholly owned UK subsidiary (‘‘Majesco’’ or ‘‘Company’’) on a consolidated basis.

On April 4, 2005, the Company and its principal subsidiary Majesco Sales Inc. merged and in connection with this merger, changed its name to Majesco Entertainment Company.

2.    PRINCIPAL BUSINESS ACTIVITY

The Company is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.

The Company’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. The Company sells its products directly and through resellers primarily to U.S. retail chains, including Best Buy, GameStop/Electronics Boutique, Circuit City, Target, Toys ‘‘R’’ Us and Wal-Mart. Majesco also sells products internationally through partnerships with international publishers. The Company has developed retail and distribution network relationships over its more than 20-year history.

Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo’s Game Boy Advance, or GBA, DS, Micro, GameCube and Wii, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox and Xbox 360, and the personal computer, or PC.

The Company’s offerings include video game software and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment. Net sales for the Company in the United States were $43.6 million or 85.5% and $56.8 million or 85.2% of net sales for the years ended October 31, 2007 and 2006, respectively. Net sales in Europe were $7.4 million or 14.5% and $9.9 million or 14.8% of net sales for the years ended October 31, 2007 and 2006, respectively. There were no material sales in Europe for the corresponding periods in 2005.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and handling, which consist principally of transportation charges incurred to move finished goods to customers, amounted to $0.7 million, $0.5 million and $1.1 million and are included in selling expenses for the years ended October 31, 2007, 2006 and 2005, respectively.

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

During the twelve months ended October 31, 2005, we charged operations $26.3 million to write-off all capitalized costs related to video games for which development was stopped. We also charged $10.5 million to cost of sales to recognize impairments in the carrying value for games released for which sales were significantly below expectations. For the years ended October 31, 2007 and 2006, we charged operations $0.2 and $2.4 million to write-off capitalized costs related to video games for which development was stopped.

Advertising Expenses.    The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns which are deferred and charged to expense at the

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

first run of the ad. Advertising costs charged to operations were $1.4 million, $5.0 million and $7.1 million for the years ended October 31, 2007, 2006, and 2005, respectively.

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

Non cash compensation expenses accounted for under FAS No. 123 (R) were $1.5 and $2.5 million for the years ended October 31, 2007 and 2006, respectively.

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

(in thousands, except per share amounts)	Twelve Months Ended October 31, 2005
Net loss – as reported	$(70,900)
Add: total stock based employee compensation expense determined under intrinsic value based methods for all awards	1,376
Less: stock based employee compensation determined under fair value based method net of income tax effect	(2,339)
Net loss – pro forma	$(71,863)
Net loss attributable to common stockholders per share:
Basic and diluted net loss per share as reported	$(3.44)
Pro forma basic and diluted net loss per share	$(3.49)

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 31, 2007	October 31, 2006	October 31, 2005
Risk free annual interest rate	4.6%	4.30%	2.71% to 3.85%
Expected volatility	107%	90%	30% to 90%
Expected life	4.25 years	5 years	5 years
Assumed dividends	None	None	None

Effective November 1, 2005, the Company adopted FAS No. 123 (R) utilizing the modified prospective method. FAS No. 123 (R) requires the recognition of stock-based compensation expense in the financial statements.

Under the modified prospective method, the provisions of FAS No. 123 (R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, ‘‘Accounting for Stock Based Compensation’’, shall be recognized in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of seven years. Compensation expense for stock options is recognized on a straight line basis over the vesting period of the award.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loss per share.    Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per common share has not been presented for the periods because the impact of the conversion or exercise, as applicable, of the following warrants and stock options would be antidilutive.

	October 31,
	2007	2006	2005
Warrants (1)	1,854,877	2,220,687	2,070,687
Stock options	1,167,191	1,527,494	1,820,550
Unit purchase option (see Note 10)	388,734	—	—

(1)	During the twelve months ended October 31, 2007, warrants to purchase 2,063,545 shares of common stock expired and warrants to purchase 1,697,735 shares of common stock related to an equity financing were issued (see Note 12).

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

Reclassifications.    For comparability, certain 2006 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2007.

Commitments and Contingencies.    The Company accounts for commitments and contingencies in accordance with financial accounting standards board Statement No. 5, Accounting for Contingencies. The company records a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The factor, in its sole discretion, determines whether or not it will accept a receivable based on its assessment of credit risk. Once a receivable is accepted by the factor, the factor assumes substantially all of the credit risk associated with the receivable. The factor is required to remit payments to the Company for the assigned accounts receivable in accordance with the terms of the assigned invoice, regardless of whether the factor receives payment on the receivable, so long as the customer does not have a valid dispute related to the invoice. The amount remitted to the Company by the factor equals the invoiced amount adjusted for allowances and discounts the Company has provided to the customer. The factor charges 0.5% of invoiced amounts, subject to certain minimum charges per invoice, for these credit and collection services.

In addition, the Company may request that the factor provide cash advances based upon the Company’s accounts receivable and inventory. The factor may either accept or reject the request for advances in its discretion. Amounts to be advanced to the Company by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As of October 31, 2007, the factor was advancing approximately 70% of the eligible accounts receivable and also is advancing approximately 25% of inventory. Total advances under the factoring arrangement include letters of credit for purchase order financing (see Note 7) and is limited to $20 million in cash advances including $2 million for letters of credits. The interest rate is prime plus 1.5% on outstanding advances. The factor’s charges and interest expense on the advances are included in ‘‘interest and financing costs’’ in the accompanying consolidated statement of operations.

Due from (to) factor consists of the following:

	October 31, (in thousands)
	2007	2006
Accounts receivable sold to factor	$7,015	$14,384
Less: allowances	(3,105)	(4,047)
advances from factor	(5,437)	(9,148)
	$(1,527)	$1,189

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Year Ended October 31, (in thousands)
	2007	2006	2005
Balance – beginning of year	$(4,047)	$(9,551)	$(4,860)
Add: provisions	(1,953)	(3,799)	(15,091)
Less: amounts charged against allowance	2,895	9,303	10,400
Balance – end of year	$(3,105)	$(4,047)	$(9,551)

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    PREPAID EXPENSES

The following table presents the major components of prepaid expenses:

	October 31, (in thousands)
	2007	2006
Advance payments for inventory	$889	$1,934
Other (less than 5% of total assets)	239	292
	$1,128	$2,226

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses:

	October 31, (in thousands)
	2007	2006
Accounts payable-trade	$3,579	$5,431
Royalties	2,278	3,233
Sales commissions	179	406
Salaries and other compensation	706	499
Other accruals	746	1,342
	$7,488	$10,911

7.    INVENTORY FINANCING PAYABLE

The Company has arrangements with its factor and a finance company for purchase order financing in order to provide letters of credit necessary for the manufacture of our products. Manufacturers require the Company to prepay or present letters of credit in order to manufacture the products required under purchase orders from the Company’s customers. The Company utilizes letters of credit from a finance company, which charges 1.5% of the purchase order amount for each transaction for 30 days, plus administrative fees. The Company’s factor also provides letters of credit for which the factor charges 0.5% of the purchase order amount for 30 days. Additional charges are incurred if the letters of credit remain outstanding in excess of the original time period and/or the financing company is not paid at the time the products are received.

8.    ADVANCES FROM CUSTOMERS

In certain instances, customers and distributors have agreed to provide the Company with cash advances on their orders. These advances ($425,000 and $ 961,000 at October 31, 2007 and 2006, respectively) are then applied against future sales to these customers.

9.     SETTLEMENTS AND OTHER

During the year ended October 31, 2007 we recorded gains on settlement of liabilities of $0.3 million, representing the settlement of accounts payable for marketing expenses for less than the invoiced amount.

During the year ended October 31, 2006 we recorded gains on settlement of liabilities of $4.8 million, consisting of $1.5 million related to negotiated reductions in royalties due for certain video and video game titles, $0.5 million gain on the sale of the rights to certain video game titles and a $2.8 million gain on the settlement of accounts payable for legal, marketing and development expenses for less than the invoiced amount.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2006, the Company sold and transferred all of its rights, title and interest with respect to the interactive software games ‘‘Ghost Rider’’ and ‘‘The Darkness’’ that were in development (together, the ‘‘Products’’). Under the terms of the agreement, the Company was paid $7,216,000 in cash for the Products, all intellectual property and contracts related to the Products, and any and all assets related to the Products that are in the possession of or controlled by the Company, and the third party publisher assumed all of the Company’s obligations and liabilities related to the Products. Additionally, $784,000 was paid directly to two vendors to relieve the Company of obligations. During the year ended October 31, 2005, the Company wrote down the capitalized value attributable to the products to approximate the sales price. Accordingly, there was no gain recognized in 2006. The Company also sold the rights to the console version of Teen Titans for gross proceeds of $1.1 million, resulting in a gain of $500.

During the years ended October 31, 2007, 2006 and 2005, we charged operations $0.2 million, $2.3 million, and $26.3 million, respectively, to write-off capitalized costs related to games for which development plans were changed such that it is uncertain whether potential value of that development will be realized.

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

10.    PRIVATE PLACEMENT

On September 5, 2007, the Company completed a private placement of units in which the Company raised $6.0 million in gross proceeds from a group of institutional and accredited investors in exchange for 3,966,668 shares of common stock and warrants to purchase an additional 1,586,668 shares of common stock at $2.04 per share. Each unit had a price of $1.50 and consisted of one share of common stock and warrants to purchase .4 shares of common stock. The private placement resulted in net proceeds of $5.8 million after deducting the placement agent fees and other related expenses. In addition, the placement agent received (i) 277,667 shares of common stock and warrants to purchase 111,067 shares of common stock (ii) a unit purchase option, exercisable commencing March 2008, to purchase at $1.50 per share, units consisting of (1) 277,667 shares of common stock, and (2) warrants to purchase up to 111,067 shares of common stock at $2.04. Based on the price of $1.50 per unit in the offering, the shares and warrants issued to the placement agent had a fair value of $416,500 on the date of the offering, which is included in equity.

The warrants issued in the transaction have an exercise price of $2.04 per share and a term of five years, which begins six months from the issue date. The Company is obligated to file a registration statement for resale of the shares issued in the transaction, and the shares underlying the warrants within 45 days of the closing of the transaction, and have the registration declared effective by the Securities and Exchange Commission within 120 days of the closing of the transaction. The company is also required to use its best efforts to keep the registration statement continuously effective and to have its shares listed on an eligible market, as defined in the agreement, for a period of two years after the registration statement is declared effective. If the registration obligations are not met, the Company is subject to a cash penalty of 1% for each month the registration is delayed, subject to a maximum of 18%. The Company’s registration statement related to the securities was declared effective by the Securities and Exchange Commission on December 10, 2007.

Additionally, the warrants contain a cashless exercise feature if a registration statement is not effective on the date of exercise, and a provision for exercise price adjustments under certain

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

circumstances as defined in the warrant agreement. If the Company is sold, merged, or otherwise enters into a ‘‘fundamental transaction’’ as defined in the warrant agreement, the successor entity is required to issue securities to the warrant holders equal to the number of shares of such stock immediately theretofore purchasable and receivable upon the exercise of the rights represented by the warrants. In the event the successor entity is not a publicly traded corporation whose securities are traded on a trading market, as defined in the securities purchase agreement the warrant holder can elect to receive a cash payment equal to the lesser of one dollar per share, or the transaction value of a share of common stock, as defined in the agreement, multiplied by: (i) on or prior to the first anniversary of the warrant, 55%; (ii) after the first anniversary of the warrant, but before the second, 45%; (iii) after the second anniversary of the warrant, but before the third, 35%, (iii) after the second anniversary of the warrant, but before the third, 25%. The Warrants contain a provision that may require settlement by transferring assets. Therefore, they are classified as liabilities at October 31, 2007 in accordance with FASB statement No. 150, Accounting with certain financial instruments with Characteristics of both Liabilities and Equity, and FASB Staff position 150-1 Issuers Accounting for Freestanding Financial Instruments Composed of More Than One option or Forward Contract Embodying Obligations under FASB Statement 150.

The Company initially allocated $2.1 million of the proceeds received in the transaction to the warrants based on the fair values of the warrants on the date of the transaction. The Company will measure the fair value of the warrants at each balance sheet date, and record the change in fair value as a non cash charge or gain to earnings each period. The warrants were valued at $1.5 million at October 31, 2007, due to fluctuations in the Company’s stock price. This resulted in a non-cash gain of $0.6 million due to the change in fair value of warrants during the quarter ended October 31, 2007. The Company used the Black Scholes method to value the warrants, assuming 70% volatility and a 4.16% cost of capital.

11.    2004 PRIVATE PLACEMENT AND SECONDARY OFFERING

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with Emerging Issues Task Force Issue 00-19, referred to as EITF 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock,’’ the Company initially accounted for the fair value of $21 million for the warrants as a liability since the Company would have incurred substantial penalties if it had not complied on a timely basis with the warrant holders’ registration rights. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended October 31, 2005 the Company received $790,000 from the exercise of 121,426 warrants which were issued in the private placement.

12    COMMON STOCK PURCHASE WARRANTS

The following table sets forth the number shares of common stock purchaseable under outstanding stock purchase warrants at October 31, 2007 and 2006.

Issued in connection with	Issue date	Expiration date	Exercise Price	October 31, 2007	October 31, 2006
Equity financing	September 5, 2007	March 5, 2013	$2.04	1,697,735
Equity financing	February 15, 2004	September 15, 2007	$21.00		2,063,545
Consulting services	June 14, 2006	May 31, 2013	$1.55	150,000	150,000
Other	February 22, 2004	February 21, 2008	$11.30	7,142	7,142
				1,854,877	2,220,687

Additionally, in connection with the September 5, 2007 equity financing, the Company issued a unit purchase option, to purchase at $1.50 per share, units consisting of (1) 277,667 shares of common stock, and (2) warrants to purchase up to 111,067 shares of common stock at $2.04, with terms identical to the warrants issued in the financing.

13.    INCOME TAXES

The (benefit) provision for income taxes for the years ended October 31, 2007, 2006 and 2005 consist of:

	(000’s omitted)
	2007	2006	2005
Current:
Federal	$—	$—	$578
State	—	—	—
Deferred:
Federal	(1,610)	(1,048)	(22,943)
State	(311)	(203)	(4,626)
Less: valuation allowance	1,921	1,251	25,784
	$—	$—	$(1,207)

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2007, 2006 and 2005 and, relates to the following

	2007		2006		2005
	(000’s omitted) Amount	Percent of Pretax income	(000’s omitted) Amount	Percent of Pretax income	(000’ somitted) Amount	Percent of Pretax income
Tax benefit at federal statutory rate	$(1,622)	(34)%	$(1,824)	(34)%	$(24,516)	(34)%
State income taxes, net of federal income taxes	(311)	(6)%	(203)	(4)%	(4,625)	(7)%
Change in valuation allowance	1,921	40%	1,251	23%	25,783	36%
Other	12	—	776	15%	2,151	3%
	$—	—%	$—	—%	$(1,207)	(2)%

The tax effects of temporary differences and the valuation allowance that give rise to deferred income tax assets were as follows:

	October 31, (000’s omitted)
	2007	2006
Impairment of capitalized software development costs and prepaid license fees not currently deductible	$61	$12,584
Litigation Settlement	1,145	—
Impairment of inventory	168	1,002
Compensation expense not deductible until options are exercised	1,535	924
Net operating loss carry forward	26,153	12,631
Less valuation allowance	(29,062)	(27,141)
Deferred tax asset	$—	$—

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

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards for income tax purposes at October 31, 2007 amounts to approximately $72 million and expires in 2027.

14.    STOCK-BASED COMPENSATION ARRANGEMENTS

On February 13, 2004, the stockholders approved a stock option plan that provides for the granting of options to purchase the Company’s common stock. The plan covers employees, directors and consultants and provides for among other things, the issuance of non-qualified options and incentive stock options. On June 8, 2005, our stockholders and Board of Directors approved the amendment and restatement to our 2004 Employee, Director and Consultant Stock Plan (renamed 2004 Employee, Director and Consultant Incentive Plan) to: (a) increase the number of shares of common stock reserved for issuance under the Plan by 4 million; (b) add a share counting formula to the Plan pursuant to which each share issued under awards other than options or stock appreciation rights counts against the number of total shares available under the Plan as 1.3 shares, and each share issued as options or stock appreciation rights counts against the total shares available under the Plan

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as one share; (c) increase the share limitation on the number of awards that may be granted to any participant in any fiscal year to 1,000,000; (d) add provisions for the grant of cash awards and other types of equity based awards; and (e) delete a provision allowing for the repricing of awards. On June 11, 2007, our stockholders and Board of Directors approved an amendment to the 2004 Employee, Director and Consultant Incentive Plan to increase the number of shares of common stock reserved for issuance under the Plan by 4 million.

As of October 31, 2007, the Company has reserved 7.6 million shares of common stock for issuance under the plan, of which 3.7 million are available for future issuance.

A summary of the status of the Company’s outstanding stock options as of October 31 and changes during the years then ended is presented below:

	2007		2006		2005
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
	Number Of Shares		Number Of Shares		Number Of Shares
Outstanding at beginning of year	1,527,494	$6.19	1,820,550	$8.45	1,646,893	$17.57
Granted	46,818	$2.35	296,700	1.45	1,427,364	5.36
Canceled	(373,787)	$4.38	(589,756)	6.88	(1,253,707)	18.38
Exercised	(33,334)	$1.46	—	—	—	—
Outstanding at end of year	1,167,191	$6.78	1,527,494	$6.19	1,820,550	$8.45
Options exercisable at year-end	823,108	$8.24	539,056	$8.92	239.290	$18.69
Weighted-average fair value of options granted during the year		$1.78		$1.45		$5.36

The intrinsic value of shares outstanding at October 31, 2007 was $23,000.

The fair value of options granted during the year was $83,333.

The following table summarizes information about outstanding stock options at October 31, 2007:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise
$1.41 and $2.80	282,474	5.45	$1.74	109,512	1.69
$3.20	395,935	4.76	3.20	272,435	3.20
$7.23 to $8.00	114,300	4.64	7.33	76,201	7.33
$13.30	324,485	3.40	13.30	324,485	13.30
$14.00 to $28.00	49,997	3.82	19.96	40,475	21.07
$1.43 to $28.00	1,167,191	4.5	$6.78	823,108	$8.24

The weighted average contractual term of exercisable option outstanding at October 31, 2007 was 4.2 years.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number Outstanding	Weighted-Average Fair Value at Grant Date	Weighted-Average Contractual Life
Non-Vested shares at October 31, 2006	988,438	$4.69	5.7
Options Granted	46,818	$1.46	7.0
Options Vested	(428,594)	$3.08	4.4
Options forfeited or expired	(262,579)	$1.79	5.0
Non-Vested shares at October 31, 2007	344,083	$4.37	4.7

As of October 31, 2007 and 2006, there was approximately $0.2 million and $1.9 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.8 and 1.7 years, respectively. The total fair value of shares vested during October 31, 2007 was $1.1 million.

A summary of the status of the Company’s restricted stock grants for the twelve months ended October 31, 2007 and 2006 is as follows:

	October 31, 2007	October 31, 2006
Balance at beginning of period	1,022,033	13,948
Granted	937,299	1,104,945
Vested	(336,627)	(60,549)
Cancelled	(211,235)	(36,311)
Outstanding at end of period	1,411,470	1,022,033

The fair value of restricted shares granted during the year ended October 31, 2007 was $1.9 million.

The fair value of restricted shares granted during the year ended October 31, 2006 was $1.5 million.

As of October 31, 2007, there was approximately $2.2 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.4 years.

On July 21, 2006, the Company issued warrants to purchase an aggregate of 150,000 shares of common stock to a consulting firm in consideration for services, under the plan. The warrants are exercisable at an exercise price of $1.55 at any time over a seven year period. The Company recorded $186,000 of expense in 2006, reflecting the fair value of the warrants on the date of issuance.

15.    EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering all eligible employees.

The Company charged to operations $41,000, $51,000 and $50,000 for contributions to the retirement plan for the year ended October 31, 2007, 2006 and 2005 respectively.

Certain stockholders and key employees of the Company serve as trustees of the plan.

16.    MAJOR CUSTOMERS

Sales to Wal-Mart, Inc. represented 14%, 11% and 34% of net revenues in 2007, 2006 and 2005, respectively. Sales to Toys ‘‘R’’ Us Inc. represented 29% and 23% of net revenues in 2006 and 2005, respectively. Sales to Gamestop represented 21% and 12% of net revenues in 2007 and 2006. Sales to Best Buy represented 10% of sales in 2007.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    CONTINGENCIES AND COMMITMENTS

Commitments

At October 31, 2007, the Company was committed under agreements with certain developers for future milestone payments aggregating $5.3 million. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. In addition, the Company may have to pay royalties for products sold. These payments will be used to reduce future royalties due to the developers from sales of the Company’s videogames.

The Company is obligated under noncancellable operating leases for administrative offices, automobiles, and equipment expiring at various dates through 2009. The future aggregate minimum rental commitments exclusive of required payments for operating expenses are as follows (in thousands):

Year ending October 31,	(000’s omitted)
2008	366
2009	342
$708

Total rent expense amounted to $408,000, $423,000 and $545,000 for the years ended October 31, 2007, 2006 and 2005, respectively.

At October 31, 2007, the Company had open letters of credit aggregating $0.5 million under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent year.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 27, 2007, the Company entered into settlement agreements to settle certain litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of the Company’s securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd.; and (iii) a second action filed by Trinad purportedly on behalf of the Company.

Under the terms of the settlement agreement in the securities class action, which is subject to notice to the shareholder class and court approval, the Company’s insurance carrier will make a cash payment and the Company will contribute shares of its common stock with a market value of $2.5 million. The shares being contributed to the settlement will be distributed to the settlement class if and when the court grants final approval to the settlement and the settlement becomes effective.

At this time, the Company cannot estimate the exact number of shares that will be contributed to the settlement, however, it will not be less than 1.8 million shares. Further, if the average closing bid price of the Company’s common stock for the 20 days prior to the settlement becoming effective is less than $1.37, the Company would have to issue additional shares to fulfill its obligation under the settlement, or could, under certain circumstances determine not to conclude the settlement and revert back to disputing the class claims.

During the twelve months ended October 31, 2007, the Company recorded a $2.8 million charge in connection with the expected settlement of a class action litigation. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares since that date.

The Company will adjust the fair value of the liability to the fair value of the shares expected to be distributed at each balance sheet date and record the resulting change as a non-cash charge to earnings in each period until the shares are distributed. The settlement provides that if the fair value of the stock falls below $2.5 million, the Company will issue additional shares, subject to certain limitations, with a fair market value equal to the amount of the decrease. Therefore, the liability will not be adjusted below $2.5 million.

The settlement of the private securities claim in the action brought by Trinad on its own behalf provides that the Company’s insurance carrier will make a cash payment to Trinad, subject to final approval of the class action settlement by the Court.

The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, will not result in a payment to the Company. Plaintiff’s attorneys will not receive any fees in connection with the settlement. As a result of the filing of this lawsuit by Trinad, The Company has taken actions which it and Trinad believe will benefit the Company’s shareholders and address some of the issues raised in the lawsuit. This settlement is also subject to notice to the Company’s shareholders and to court approval.

Since the settlement is subject to notice to the company’s shareholders and to court approval, there is no assurance that the settlement described above will be achieved, and if not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s costs relating to the Class Action lawsuit or Trinad Capital’s litigation against the Company. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.

On July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The current or former officers and directors named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. The allegations in the Complaint are similar to those in the Amended Consolidated Complaint filed in the In re: Majesco Securities Litigation putative class action and the Complaint filed in Trinad Capital’s complaint against the Company and several current and former directors and officers of the Company discussed above. The Complaint alleges four causes of action: (1) a claim under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) against all the named defendants; (2) a claim under Section 20(a) of the Exchange Act against Morris Sutton, Jesse Sutton and Joseph Sutton; (3) a claim under Section 18(a) of the Exchange Act against all the named defendants; and (4) a common law fraud claim against Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. Bolton seeks compensatory damages of no less than $2 million and $2 million in punitive damages. No liability has been recorded in the financial statements as of October 31, 2007 for legal or settlement expenses related the complaint, as they can not be reasonably estimated at this time. Expenses incurred in connection with Bolton’s litigation or any adverse resolution thereof could have a material adverse effect on the Company’s financial condition.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.

18.    RELATED PARTY TRANSACTIONS

The Company uses the services of a company in which the brother of the former Chairman Emeritus is an officer and co-owner for printing and packaging of the Company’s products. During the years ended October 31, 2007, 2006 and 2005, the Company was charged $1.2 million, $1.5 million, and $2.3 million, respectively, for services provided which is principally included in ‘‘product costs’’ in the accompanying consolidated statement of operations. At October 31, 2007 and 2006 the amounts due to this vendor are $170,000 and $588,000 respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

The Company sold approximately $152,000 of inventory, and purchased $47,000 of inventory from Sutton Sales Inc., a company owned by Morris Sutton. At October 31, 2007, the company had accounts payable of approximately $47,000 and accounts receivable of approximately $152,000 with Sutton Sales Inc. The Company also reimbursed Sutton Sales Inc. for business expenses aggregating $20,000 during the year ended October 31, 2007. The Company had approximately $28,000 of accrued consulting fees payable to Sutton Sales Inc at October 31, 2007.

The Company believes that the amounts charged in the transactions described above are equivalent to those that would be incurred in an arm’s length transaction.

Morris Sutton resigned from the company effective January 1, 2007, becoming a consultant. The Company paid approximately $300,000 to Mr. Sutton under the consulting agreement during the year ended October 31, 2007.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters:

	For the Three Months Ended
	Jan. 31, 2006	Apr. 30, 2006	July 31, 2006	Oct. 31, 2006	Jan. 31, 2007	Apr. 30, 2007	July 31, 2007	Oct. 31, 2007
	(in thousands, except per share data)
Net revenues	$21,638	$11,185	$12,363	$21,497	$14,495	$14,564	$10,010	$11,898
Cost of sales	13,672	7,690	8,245	17,251	9,992	8,452	7,053	8,185
Gross profit (loss)	7,966	3,495	4,118	4,246	4,503	6,112	2,957	3,713
Operating costs and expenses:
Product research and development	768	629	556	654	608	543	536	624
Selling and marketing	4,456	1,869	2,159	2,426	1,731	1,903	2,039	1,748
General and administrative	2,374	2,586	3,061	3,230	2,273	2,135	1,664	2,304
Depreciation and amortization	135	128	84	83	73	72	75	76
Other Operating Costs (1)	2,375	(3,097)	(1,410)	(246)	—	2,327	(75)	458
Operating income (loss)	(2,142)	1,380	(332)	(1,901)	(182)	(868)	(1,282)	(1,497)
Interest and finance charges	445	541	392	993	744	467	266	75
Change in fair value of warrants	—	—	—	—	—	—	—	(611)
Income (loss) before income taxes	(2,587)	839	(724)	(2,894)	(926)	(1,335)	(1,548)	(961)
Provision for income taxes	—	—	—	—	—	—	—	—
Net income (loss)	$(2,587)	$839	$(724)	$(2,894)	$(926)	$(1,335)	$(1,548)	$(961)
Net income (loss) attributable to common stockholders (3)	$(2,587)	$839	$(724)	$(2,894)	$(926)	$(1,335)	$(1,548)	$(961)
Net income (loss) attributable to common stockholders per share:
Basic	$(0.12)	$0.04	$(.03)	$(0.13)	$(0.04)	$(0.06)	$(0.06)	$(0.04)
Diluted	$(0.12)	$0.04	$(.03)	$(0.13)	$(0.04)	$(0.06)	$(0.06)	$(0.04)
Weighted average shares Outstanding
Basic	22,257,631	22,257,631	22,408,410	22,430,614	23,627,419	23,831,737	23,862,617	24,439,973
Diluted	22,257,631	22,257,631	22,408,410	22,430,614	23,627,419	23,831,737	23,862,617	24,439,973

(1)	Other operating costs include a provision for the settlement of litigation of $0.3 million and $2.5 million for the three months ended October 31, 2007 and April 30, 2007, a gain on settlements of liabilities and other gain of $.2 million, $.1 million, $3.1 million, $1.4 million and $0.2 million for the three months ended April 30, 2007, July 31, 2007, April 30, 2006 , July 31, 2006 and October 31, 2006 respectively; and loss on impairment of capitalized software development costs of $0.2 million, and $2.4 million for the three month periods ended October 31, 2007, and January 31, 2006 respectively.