Form 10-K/A
period 2007-10-31
MAJESCO ENTERTAINMENT CO
filed 2008-02-28
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from                      to

For the fiscal year ended October 31, 2007

Commission File number 000-51128

MAJESCO ENTERTAINMENT COMPANY
(Exact name of registrant as specified in its charter)

Delaware	06-1529524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Raritan Center Parkway
Edison, New Jersey 08837
(Address of principal executive office)

Registrant’s telephone number, including area code (732) 225-8910

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 (Title of each class)	NASDAQ Capital Market (Name of Each Exchange on Which Registered)

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

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from our Form 10-K for our fiscal year ended October 31, 2007, as originally filed with the Securities and Exchange Commission on January 29, 2008.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers of the Registrant.

Below is information about our current executive officers and directors. Jesse Sutton and Joseph Sutton are brothers, otherwise, there is no family relationship between any of our directors or executive officers. We have a staggered board of directors consisting of Class I, Class II and Class III directors, and each director serves until the annual meeting associated with their respective class. The Class I board members are Louis Lipschitz and Jesse Sutton, who will serve until our annual meeting in 2009. The Class II directors are Laurence Aronson and Mark Stewart, who will serve until our annual meeting in 2010. The Class III directors are Allan Grafman and Stephen Wilson, to be elected at this year’s annual meeting and who will serve until our annual meeting in 2011.

Name	Age	Position
Jesse Sutton	38	Chief Executive Officer and Director
John Gross	57	Executive Vice President and Chief Financial Officer
Gui Karyo	35	Executive Vice President, Operations
Joseph Sutton	35	Executive Vice President of Research and Development
Laurence Aronson	51	Director
Allan Grafman	54	Director, non-executive Chairman
Louis Lipschitz	62	Director
Mark Stewart	56	Director
Stephen Wilson	61	Director

Jesse Sutton.    Mr. Sutton is currently our Chief Executive Officer and has served in such capacity since November 29, 2007 and as Interim Chief Executive Officer since August 23, 2006. Prior to that time, he served as our President, other than from December 5, 2003 through August 24, 2004, when he served as our Chief Executive Officer. Mr. Sutton also serves as one of our directors. He had served as one of our directors since December 5, 2003, but resigned effective February 6, 2006 in order for our Board to continue to have a majority of independent directors. He joined the Board again on August 23, 2006. Jesse Sutton is Joseph Sutton’s brother.

John Gross.    Mr. Gross has served as our Executive Vice President and Chief Financial Officer since July 12, 2005. From December 2000 through June 2005, Mr. Gross served as Vice President, Corporate Development, for FactSet Research Systems Inc. Prior to such time, Mr. Gross served as Chief Financial Officer of Rare Medium and FactSet and held senior financial positions at PepsiCo Inc., Reader’s Digest Association and Cadbury Schweppes North America.

Gui Karyo.    Mr. Karyo has served as our Executive Vice President, Operations since January 31, 2007. From August 2000 to September 2004, Mr. Karyo worked at Marvel Entertainment, Inc., most recently serving as Marvel’s President of Publishing, Executive Vice President of Operations and Chief Information Officer. Prior to Marvel, Mr. Karyo served as Chief Technology and Chief Operating Officer for Lyrrus, Inc., a technology start-up that produced electronic hardware and software products for computer-based music education. From September 2004 to January 2007, Mr. Karyo acted as a freelance consultant for various companies in the digital media, technology and entertainment industries.

Joseph Sutton.    Mr. Sutton has served as our Executive Vice President of Research and Development since December 2003. He also served as one of our directors since December 5, 2003, but resigned effective February 6, 2006 in order for our Board to continue to have a majority of independent directors. Joseph Sutton is Jesse Sutton’s brother.

Laurence Aronson.    Mr. Aronson has served as one of our directors since November 4, 2004. From 2003 to the present, he has served as the President and Chief Executive Officer of Cartwheel LLC, a marketing services company. From 2000 to 2003, he was the President of Sales and Customer Marketing at Revlon USA. Prior to that, he held senior leadership positions at Procter & Gamble and Warner Lambert/Adams USA.

Allan Grafman.    Mr. Grafman has served as one our directors since April 11, 2007 and since December 4, 2007 as our non-executive Chairman. He is currently the President of All Media Ventures and since 2005 has been an operating partner of Mercury Capital Partners. Previously, Mr. Grafman served as President of Archie Comics Entertainment and Executive Vice President, Chief Financial Officer of Hallmark Entertainment. From 1983 to 1996, at Tribune Entertainment, he served as Vice President and at parent Tribune Company, as Managing Director.

Louis Lipschitz.    Mr. Lipschitz has served as one of our directors since April 20, 2004. From February 1996 to March 2004, he served as Executive Vice President and Chief Financial Officer of Toys ‘‘R’’ Us, Inc. He currently serves on the board of directors of Finlay Enterprises, New York and Company, and Forward Industries.

Mark Stewart.    Mr. Stewart has served as one of our directors since January 17, 2007. He previously served as Chief Executive Officer of Kodak Polychrome Graphics. Prior to that, he served as Chief Financial Officer for Qualex Inc., Liggett Group, Inc. and Simon & Schuster’s trade publishing group.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal 2007, all filing requirements applicable to our current officers, directors and greater than ten percent beneficial owners were complied with, except that reports of ownership were inadvertently filed late by Laurence Aronson (late Form 4 reporting one transaction), Gui Karyo (late Form 4 reporting one transaction), Louis Lipschitz (late Form 4 reporting one transaction), Mark Stewart (late Form 4 reporting one transaction), and Stephen Wilson (late Form 4 reporting one transaction).

Corporate Code of Conduct and Ethics.

We have adopted a Corporate Code of Conduct and Ethics for all employees including our principal executive officer and our principal financial and accounting officer. The code can be found on our website at http://www.majescoentertainment.com in the Corporate section. We will provide, without charge, a copy of our Corporate Code of Conduct and Ethics upon written request to: General Counsel, Majesco Entertainment Company, 160 Raritan Center Parkway, Edison, New Jersey 08837.

Audit Committee Membership.

The Board has a standing Audit Committee, currently consisting of Messrs. Lipschitz (Chair), Aronson, Grafman, Stewart and Wilson, who are independent directors. The Board has determined that Messrs. Lipschitz, Stewart and Wilson are ‘‘financial experts’’ serving on its Audit Committee, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Please see the biographical information for these individuals contained in the section above entitled, ‘‘Identification of Directors and Executive Officers of the Registrant.’’

Item 11.    Executive Compensation.

The following table shows the compensation paid or accrued during the fiscal year ended October 31, 2007 to (1) our Chief Executive Officer, (2) our Chief Financial Officer, and (3) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended October 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	All Other Compensation ($)		Total ($)
Jesse Sutton, Chief Executive Officer	2007	317,290	(3)	75,000	101,200	68,739	13,169	(4)	575,398
John Gross, Executive Vice President, Chief Financial Officer	2007	267,462	(5)	33,500	67,600	222,903	13,258	(6)	604,723
Gui Karyo, Executive Vice President, Operations(7)	2007	180,781		31,300	137,667	—	—		349,748
Joseph Sutton, Executive Vice President of Research and Development	2007	256,341	(8)	33,100	59,033	38,952	—		387,426

(1)	Represents the compensation expense incurred by us in fiscal year 2007. See Note 3 to our Condensed Consolidated Financial Statements reported in our Form 10-K for our fiscal year ended October 31, 2007 for details as to the assumptions used to determine the fair value of the stock awards and Note 14 describing all forfeitures during fiscal year 2007.
(2)	Represents the compensation expense incurred by us in fiscal year 2007. See Note 3 to our Condensed Consolidated Financial Statements reported in our Form 10-K for our fiscal year ended October 31, 2007 for details as to the assumptions used to determine the fair value of the option awards and Note 14 describing all forfeitures during fiscal year 2007.
(3)	$17,250 represents a transportation and automobile allowance of $1495.00 per month, which from November 15, 2006 through the end of our fiscal year, was included in his salary.
(4)	Reimbursement of certain automobile related expenses.
(5)	$17,940 represents a transportation and automobile allowance of $1,495.00 per month, which for fiscal 2007 was included in his salary.
(6)	Reimbursement of certain travel related expenses.
(7)	Mr. Karyo commenced employment with us on January 31, 2007.
(8)	$6,325.00 represents a transportation and automobile allowance of $1,246.00 per month, which from June 1, 2007 through the end of our fiscal year, was included in his salary.

Grants Of Plan-Based Awards

The following table shows information regarding grants of equity awards that we made during the fiscal year ended October 31, 2007 to each of the named executive officers identified in the Summary Compensation Table.

Name	Grant Date	Approval Date	All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	Grant Date Fair Value of Stock and Option Awards
Jesse Sutton	08-03-07	07-11-07	108,255	$254,399
John Gross	08-03-07	07-11-07	72,851	$171,200
Gui Karyo	01-31-07	01-30-07	300,000	$504,000
	08-03-07	07-11-07	59,574	$139,999
Joseph Sutton	08-03-07	07-11-07	63,148	$148,398

(1)	Each named executive officer paid $.001 per share, the par value of the Company’s common stock.

Narrative Disclosure To Summary Compensation Table and Grants of Plan-Based Awards Table

On May 14, 2007, the Compensation Committee of our Board of Directors approved the terms of an incentive bonus plan for our 2007 fiscal year. Pursuant to the plan, each of our executive officers was eligible to receive an incentive bonus based upon a targeted percentage of his base salary. The percentage of base salary that each executive officer would receive if the Company achieved all of the objectives included in the plan was 100% for the chief executive officer and 50% for each other executive officer.

The plan established the following financial and operational objectives for fiscal year 2007:

The two financial goals each accounted for 25% of the bonus target and were as follows (the ‘‘Financial Goals’’):

•	A measure of net income less certain deductions (the ‘‘Income Goal’’); and

•	A certain gross margin percentage on sales of the Company’s products (the ‘‘Margin Goal’’).

The four operational goals each accounted for 12.5% of the bonus target and were as follows (the ‘‘Operational Goals’’):

•	Completion of certain key video game titles;

•	Identification and publishing of a certain number of new titles in fiscal 2007;

•	Successful execution of a distribution agreement covering the European territory, including conversion of operational and administrative procedures; and

•	Successful execution of the Company’s ‘‘value’’ program at certain retail accounts.

In February 2008, our Compensation Committee awarded bonuses of 25% of their targeted bonus amounts to each of our executive officers based upon the achievement of two of the operational goals, which were: (i) the successful execution of a distribution agreement for the European territory, and (ii) the successful execution of the Company’s ‘‘value’’ program at certain retail accounts.

On August 3, 2007, our Compensation Committee made restricted stock grants under our 2004 Amended and Restated Employee, Director and Consultant Incentive Plan (the ‘‘Incentive Plan’’) to our executive officers.

The shares of restricted stock vest in equal installments over a three-year period beginning on the first anniversary of the grant date.

We currently have employment agreements with two of our named executive officers, John Gross, our Executive Vice President and Chief Financial Officer, and Gui Karyo, our Executive Vice President, Operations.

Mr. Gross’ employment agreement entered into in 2005 provided for an annual base salary of $250,000 and a discretionary bonus of up to 50% of his base salary. Under the agreement, Mr. Gross also receives an automobile allowance of $1,495 per month and reimbursement of certain travel related expenses. For fiscal 2007, the amount of the automobile allowance was made part of Mr. Gross’ salary, thereby increasing his salary to $267,462. The agreement also provides that if the Company implements a long term incentive compensation program, he shall be entitled to receive equity awards under such plan in an amount worth approximately 80% of his base salary.

Mr. Karyo’s employment agreement entered into this past fiscal year provides for an annual base salary of $250,000 and a discretionary bonus of up to 50% of his base salary. Under the agreement, Mr. Karyo was awarded 300,000 shares of restricted stock that vest as to 100,000 share increments on each of January 31, 2008, January 31, 2009 and January 31, 2010. The agreement also provides that if the Company implements a long term incentive compensation program, he shall be entitled to receive equity awards under such plan in an amount worth approximately 65% of his base salary.

Outstanding Equity Awards At Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended October 31, 2007, to each of the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Jesse Sutton	60,000	30,000	(2)	$3.20	8/2/2012	221,730	(3)	$345,890
John Gross	83,100	16,900	(4)	$7.23	6/27/2012	—		—
	14,000	7,000	(2)	$3.20	8/2/2012	—		—
	66,667	33,333	(5)	$1.43	09/26//2012	148,501	(6)	$231,662
Gui Karyo	—	—		—	—	359,574	(7)	$560,935
Joseph Sutton	33,963	17,037	(2)	$3.20	8/2/2012	129,342	(8)	$201,774

(1)	The market value of the shares is determined by multiplying the number of shares times $1.56, the closing price of our common stock on the NASDAQ Capital Market on October 31, 2007, the last day of our fiscal year.
(2)	Options vest on August 3, 2008.
(3)	Shares vest as follows: 92,823 shares on each of August 3, 2008 and August 3, 2009, and 36,085 shares on August 3, 2010.
(4)	Options vest in monthly installments of 2,777 shares on the first day of each month, with a final vesting of 2,805 shares on June 1, 2008.
(5)	Options will vest on September 26, 2008.
(6)	Shares vest as follows: 62,109 shares on each of August 3, 2008 and August 3, 2009, and 24,284 shares on August 3, 2010.
(7)	Shares vest as follows: 100,000 shares on each of January 31, 2008, January 31, 2009, and January 31, 2010, and 19,858 shares on each of August 3, 2008, August 3, 2009 and August 3, 2010.
(8)	Shares vest as follows: 54,146 shares on each of August 3, 2008 and August 3, 2009, and 21,049 shares on August 3, 2010.

Option Exercises And Stock Vested

The following table shows information regarding vesting of stock awards held by each executive officer named in the Summary Compensation Table during the fiscal year ended October 31, 2007.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jesse Sutton	56,738	$119,149
John Gross	37,825	$79,432
Gui Karyo	—	—
Joseph Sutton	33,097	$69,503

(1)	The value realized on vesting is calculated by multiplying the number of shares that vested on August 3, 2007 times the closing price of our common stock on the NASDAQ capital market on the applicable vesting date, which was $2.10.

Pension Benefits

We did not have any pension plan or any other plan that provides for payments or other benefits at, following or in connection with retirement during the fiscal year ended October 31, 2007.

Nonqualified Deferred Compensation

We did not have any contributions, earnings, withdrawals and balances under any deferred compensation plan for any of the executive officers identified in the Summary Compensation Table during the fiscal year ended October 31, 2007.

Potential Payments Upon Termination or Change-In-Control

We have entered into agreements that require us to make payments and/or provide benefits to certain of our executive officers in the event of a termination of employment or a change of control. The following summarizes the potential payments to each named executive officer for which we have entered into such an agreement assuming that one of the events identified below occurs. The discussion assumes that the event occurred on October 31, 2007, the last business day of our fiscal year, at which time the closing price of our common stock as listed on the Nasdaq Capital Market was $1.56 per share.

Mr. John Gross, Executive Vice President and Chief Financial Officer

Pursuant to his employment agreement, if the Company terminates Mr. Gross’ employment without cause or the agreement is terminated by Mr. Gross for good reason, he will receive severance benefits from the Company, including:

(i)	continued payment of his base salary for a period of 12 months, or $267,462;

(ii)	a cash lump sum payment, paid at the time the Company’s annual bonus is generally paid, equal to his target bonus (50% of his base salary), or $133,731;

(iii)	for any such termination occurring within 90 days after the end of the Company’s fiscal year, but prior to the payment of any annual bonus for such period, an annual bonus with respect to such period, provided that he would have otherwise received an annual bonus if he had remained employed as of the date of the payment of such bonus, which for fiscal 2007 would have been $33,500;

(iv)	reimbursement for any applicable premiums he would pay to continue coverage for himself and his eligible dependents under the Company’s group health benefit plans under COBRA for a period of eighteen months, or, if earlier, until he is eligible for similar benefits from another employer, which for 18 months would be $19,180.80; and

(v)	if such termination of employment occurs within 12 months after a change in control of the Company, then in addition to the payments above: (a) any unvested stock options and restricted stock held by Mr. Gross shall all be immediately and fully vested and exercisable, which as of October 31, 2007 was: 16,900 stock options with an exercise price of $7.23; 7,000 stock options with an exercise price of $3.20; 33,333 stock options with an exercise price of $1.43; and 148,501 shares of restricted stock; (b) the payment of his base salary of $267,462 would be paid in a single cash lump sum payment instead of over a 12 month period; and (c) a 280G ‘‘Gross-Up’’ payment to the extent any payment to him is characterized as a ‘‘parachute payment’’ within the meaning of the Internal Revenue Code of 1986, which as of October 31, 2007 would have been $0.00.

The agreement contains customary confidentiality, non-competition, non-solicitation, and indemnification terms and is terminable at-will by either party, subject to the conditions set forth above.

Mr. Gross’ employment agreement defines ‘‘Cause’’ as follows:

•	an act of dishonesty or fraud in connection with his responsibilities with the intent that such action would result in his substantial personal enrichment;

•	a conviction or entry of nolo contendere for a felony;

•	his willful failure to follow lawful, reasonable instructions of the chief executive officer or president of the Company;

•	his willful misconduct, provided such conduct is injurious to the Company; or

•	his violation or breach of any fiduciary or contractual duty to the Company that results in material damage to the Company; provided that if any of the reasons for cause are curable, then they may be cured within 20 days of receipt of notice from the Company.

Mr. Gross’ employment agreement defines ‘‘Good Reason’’ as follows:

•	reassignment or reduction of his duties resulting in material change with respect to his position, authority or responsibilities;

•	reduction in base salary or annual incentive opportunity except for a reduction that is applied to substantially all of the other senior executives;

•	reduction of benefits except for a reduction that is applied to substantially all of the other senior executives;

•	change of his office location by more than 30 miles from his residence; or

•	a material breach of a material provision of his employment agreement by the Company, which, if curable, has not been cured within 20 days of notice to the Company.

Mr. Gui Karyo, Executive Vice President, Operations

Pursuant to his employment agreement, if the Company terminates Mr. Karyo’s employment without cause or due to disability, or the agreement is terminated by Mr. Karyo for good reason, he would receive severance benefits from the Company, including:

(i)	continued payment of his base salary for a period of 12 months, or $250,016;

(ii)	continued contributions towards his health care and dental benefits on the same basis as immediately prior to the date of termination for 12 months or, if earlier, until he is eligible for similar benefits from another employer; which for 12 months would equal $3,271.00;

(iii)	if such event occurs within12 months after a change in control of the Company, then the payment of his base salary of $250,016 would be paid in a single cash lump sum payment instead of over a 12 month period; and

(iv)	any unvested portion of the restricted stock grant of 300,000 shares made to him upon his appointment to the Company would fully vest.

The agreement contains customary confidentiality, non-competition, non-solicitation, and indemnification terms and is terminable at-will by either party, subject to the conditions set forth above.

Mr. Karyo’s employment agreement defines ‘‘Cause’’ as follows:

•	a good faith finding of dishonesty, misconduct or negligence that is materially injurious to the Company, which, if curable, has not been cured within 10 days of notice;

•	a conviction or entry of nolo contendere to any crime involving fraud, embezzlement, or moral turpitude;

•	a material breach of the terms of his employment agreement or employee non-disclosure agreement, which, if curable, has not been cured within 10 days of notice from the Company.

Mr. Karyo’s employment agreement defines ‘‘Good Reason’’ as follows:

•	assignment to him of duties inconsistent in any material aspect with his position, authority or responsibilities as outlined in his employment agreement;

•	reassignment or reduction of his duties resulting in a material change with respect to his position, authority or responsibilities;

•	change of his office location by more than 65 miles from his residence;

•	reduction in base salary or annual incentive opportunity;

•	an organizational or procedural change that would result in him not substantively reporting to the chief executive officer or regularly presenting operational reports to the Board; or

•	any act that interferes with his ability to evaluate, discipline or terminate any individual directly reporting to him (except those employment actions advised by Company counsel); provided that if any event constituting Good Reason is curable then the Company shall have 30 days from receipt of notice to correct such event.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended October 31, 2007 to each of our directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(4)	Option Awards ($)(3)(4)	Total ($)
Jesse Sutton	—	—	—	—
Laurence Aronson	40,000	40,000	21,196	101,196
Allan Grafman	23,333	10,000	1,606	34,939
Louis Lipschitz	50,000	40,000	25,617	115,617
Marc Mazur(1)	10,000	—	6,647	16,647
Stephen Wilson	40,000	33,330	10,315	83,645
Mark Stewart	30,000	16,333	1,606	47,939

(1)	Mr. Mazur resigned from the Board on December 4, 2006.
(2)	Represents the compensation expense incurred by us in fiscal year 2007. See Note 3 to our Condensed Consolidated Financial Statements reported in our Form 10-K for our fiscal year ended October 31, 2007 for details as to the assumptions used to determine the fair value of the stock awards and Note 14 describing all forfeitures during fiscal year 2007.
(3)	Represents the compensation expense incurred by us in fiscal year 2007. See Note 3 to our Condensed Consolidated Financial Statements reported in our Form 10-K for our fiscal year ended October 31, 2007 for details as to the assumptions used to determine the fair value of the option awards and Note 14 describing all forfeitures during fiscal year 2007.

(4)

	Number of Stock Options Held at Fiscal Year-End	Number of Restricted Stock Held at Fiscal Year-End	Grant Date Fair Value of Equity Grants During Fiscal 2007
			Stock Options	Restricted Stock
Laurence Aronson	55,297	53,667	$20,000	$39,999(1)
Allan Grafman	7,941	7,002	$13,333	$6,665(2)
Louis Lipschitz	60,396	57,513	$20,000	$39,999(3)
Marc Mazur(5)	13,072	14,320	—	$6,667(4)
Stephen Wilson	25,704	30,312	$16,667	$33,332(5)
Mark Stewart	7,491	10,789	$13,333	$19,997(6)

(1)	Represents total fair value of all fiscal 2007 restricted stock awards. The grant date fair market value of each award is as follows: November 3, 2006: $10,000; February 3, 2007: $9,999; May 3, 2007: $10,000; and August 3, 2007: $10,000.
(2)	Represents total fair value of all fiscal 2007 restricted stock awards. The grant date fair market value of each award is as follows: August 3, 2007: $6,665.
(3)	Represents total fair value of all fiscal 2007 restricted stock awards. The grant date fair market value of each award is as follows: November 3, 2006: $10,000; February 3, 2007: $9,999; May 3, 2007: $10,000; and August 3, 2007: $10,000.
(4)	Represents total fair value of all fiscal 2007 restricted stock awards. The grant date fair market value of each award is as follows: November 3, 2006: $6,667.
(5)	Represents total fair value of all fiscal 2007 restricted stock awards. The grant date fair market value of each award is as follows: November 3, 2006: $8,333; February 3, 2007: $8,332; May 3, 2007: $8,333; and August 3, 2007: $8,334.
(6)	Represents total fair value of all fiscal 2007 restricted stock awards. The grant date fair market value of each award is as follows: February 3, 2007: $6,666; May 3, 2007: $6,666; and August 3, 2007: $6,665.

Director Compensation Program

Each non-employee director receives an annual cash retainer of $40,000, other than the Chair of the Company’s Audit Committee who receives $50,000. In addition, effective December 4, 2007, the non-executive Chairman of the Board receives an additional annual cash retainer of $20,000.

Each non-employee director also receives annual equity grants valued at $40,000, other than the Chair of the Nominating and Governance Committee who receives grants valued at $50,000, and the Chairs of the Compensation and Audit Committees who receive grants valued at $60,000. In addition, effective December 4, 2007, the non-executive Chairman of the Board receives additional equity grants valued at $36,000. On the date of appointment, the non-executive Chairman of the Board also received a one-time grant of 25,000 options to purchase common stock at an exercise price equal to fair market value as determined under our Incentive Plan. These options vest and become exercisable on the first anniversary of the date of grant.

The equity portion of the compensation is a mix of 2/3 restricted stock and 1/3 stock options and is granted under the Incentive Plan. The restricted stock is awarded quarterly with the number of shares determined by dividing the applicable dollar amount by the fair market value of the Company’s common stock on the day prior to the grant date. The stock options are awarded annually with the number of shares determined using a Black Scholes formula. The options vest over two years, with half vesting on each of the first and second anniversaries of the grant date.

Compensation Discussion and Analysis

Objectives and Philosophy of Executive Compensation

Our executive compensation programs have three objectives:

•	attract, motivate and retain highly qualified executive officers;

•	increase the likelihood of achieving key strategic, operational and financial performance measures by linking incentive award opportunities to the achievement of performance objectives in these areas; and

•	use long-term incentives to maximize stockholder value, as well as promote retention of key individuals, by providing a portion of total compensation in the form of equity.

Our compensation program for executive officers consists of cash compensation and long-term incentive compensation. Cash compensation is paid in the form of a base salary and a performance incentive bonus. Long-term incentive compensation is paid in the form of restricted stock or stock options.

Compensation Decisions

Decisions relating to the compensation of our executive officers are made by the Compensation Committee of our Board of Directors, which is composed of all five independent Board members.

Compensation decisions are made with a view to reaching an overall result that, in the Compensation Committee’s judgment, is appropriate and fair to the particular executive officer, both in terms of his own compensation and relative to that of the other executive officers, and fair as well to us and to our stockholders. The Compensation Committee does not reach this result in a mechanical fashion but, rather, considers each executive officer’s role and contribution to our performance, his compensation history and the compensation practices at other companies with which members of the Compensation Committee are familiar.

We do not have a fixed allocation among the three components of our executive officers’ compensation. We have employment agreements with our Executive Vice President and Chief Financial Officer and our Executive Vice President, Operations, which set certain parameters for the compensation levels of these executives in the areas of minimum base salary, bonus and long term incentive compensation.

Performance Evaluations

After the completion of the fiscal year, each executive undergoes an annual performance evaluation that includes input from each of them as to his or her own performance. The performance of our Chief Executive Officer is evaluated by our Compensation Committee. The performance of our other executive officers is evaluated by the Chief Executive Officer and then reviewed by the Compensation Committee. This process leads to a recommendation for any changes in salary, bonus terms and equity awards, if any, which are then reviewed and approved by our Compensation Committee.

Base Salaries

The Compensation Committee reviews officers’ base salaries each year. Except for the movement of certain executives’ automobile and transportation allowances to be included as part of salary, the salaries of our executive officers were not adjusted during fiscal 2007. The salaries of Messrs. Gross and Karyo were set by their employment agreements and as of October 31, 2007 had not changed since their appointments in 2005 and 2007, respectively. Joseph Sutton’s salary has remained unchanged since his appointment in 2003. As of October 31, 2007, Jesse Sutton’s salary had remained unchanged since his appointment as President of the Company in 2005.

Base salaries are intended to provide a regular source of income to our executive officers. For 2007, the Compensation Committee reviewed base salaries and determined that such salaries were adequate to provide a regular source of income to our executive officers and that any additional compensation would be incentive based.

Incentive Bonus

For 2007, the Compensation Committee implemented a performance incentive bonus program for our executive officers intended to provide them with a short term cash incentive and reward for the achievement by the Company of certain financial and operational goals. The terms of the plan are set forth above under the section entitled ‘‘Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table’’. The Compensation Committee chose those certain financial goals because it felt that improved financial performance, particularly with regard to net income and gross margin, would increase the value of the Company to shareholders. With regard to the operational goals, the Compensation Committee felt that the achievement of these goals would positively impact the overall performance of the Company’s business, thereby creating shareholder value. The Compensation Committee received recommendations and input from management as to the goals to be included in the plan.

Each of our executive officers was eligible to receive the incentive bonus based upon a targeted percentage of his base salary. John Gross and Gui Karyo’s percentages were set by the terms of their employment agreements, entered into in 2005 and 2007, respectively. Joseph Sutton’s percentage was set to match other executive officers with similar levels of responsibility. The bonus percentage for the Chief Executive Officer was set higher than for other executive officers reflecting the heightened level of responsibility and accountability associated with such position. The targeted bonus level as a percentage of base salary is 100% for the Chief Executive Officer and 50% for each other executive officer.

Under the plan, if the Company’s performance did not completely meet each of the objectives established for the year, then the bonus payable to each executive officer would be less than his targeted percentage. As only two of the operational objectives were achieved, bonuses were awarded to the executive officers in amounts equal to 25% of each executive officer’s targeted bonus.

Long Term Incentive Compensation

We believe that the Company’s long-term performance will be enhanced through equity awards that reward our executives and other employees for maximizing stockholder value. The Compensation Committee believes that the use of equity awards offers the best approach to achieving our compensation goals because equity ownership ties a significant portion of an individual’s compensation to the performance of our stock.

Our Incentive Plan authorizes us to grant various forms of equity incentives to our employees, directors and consultants. Our Compensation Committee oversees the administration of the Incentive Plan. We currently make initial equity awards to new executive and certain non-executive employees in connection with their employment with the Company.

During the Company’s fiscal year 2005, the Compensation Committee considered implementing a long-term incentive program incorporating (i) awards of restricted stock and/or stock options vesting over a period of time, (ii) award amounts based on targeted percentages of executives’ salaries, and (iii) some performance criteria for earning of awards. To assist in the process, the Compensation Committee engaged the services of a compensation consultant, James F. Reda & Associates, LLC, to advise the Compensation Committee in structuring this program. However, during 2005, the Company suffered significant losses thereby removing the need for such a program at that time.

In fiscal 2006, the Company began stabilizing its operations and revising its business model. Recognizing the Company’s need for stability, the Compensation Committee sought to make equity awards designed to retain key executives to execute the Company’s new strategy. To accomplish this, on August 3, 2006, the Compensation Committee awarded the executive officers restricted stock vesting in equal annual installments over a three year period. The target salary percentages used to determine the number of shares of restricted stock to be granted to each executive officer were equal to 80% of the levels recommended by the compensation consultant in fiscal 2005 as well as 80% of that set by any executive officer’s employment agreement.

The Compensation Committee determined that restricted stock was the appropriate form of long term compensation at least until the Company’s business becomes more stable and predictable, because:

•	the Company had not paid bonuses to its executive officers for fiscal 2005 and 2006;

•	the exercise prices of most stock options previously awarded to the executive officers were well below the current market value of the Company’s stock;

•	as the Company was in the process of stabilizing its operations after significant losses in 2005, the Company needed to take steps to retain key executives to execute its new strategy; and

•	the 3-year annual vesting provision of the restricted stock insures that there is strong incentive for the executive officers to remain with the Company.

In addition, because the shares of restricted stock would have a defined value at the time the grants were made, restricted stock is often perceived as having more immediate value than stock options, which have a less calculable value when granted. The Company expects that it will generally grant fewer shares of restricted stock than the number of stock options the Company would grant for a similar purpose.

For fiscal 2007, the Compensation Committee remained focused on retention, as the Company continued to refine and fully implement its revised strategy. On August 3, 2007, the Compensation Committee again made grants of restricted stock to our executive officers based on a percentage of each executive officer’s salary using the same rationale as for fiscal 2006.

The salary percentages used were as follows:

Jesse Sutton, Chief Executive Officer	80% of salary
John Gross, EVP, Chief Financial Officer	64% of salary
Gui Karyo, EVP, Operations	56% of salary
Joseph Sutton, EVP, Research & Development	56% of salary

The shares of restricted stock vest in equal annual installments over a three-year period beginning on the first anniversary of the grant date. The number of shares of restricted stock issued was valued based on the closing price of our common stock on the day prior to grant and the executive officer is awarded that number of restricted shares obtained by dividing the amount represented by his salary percentage by such closing price.

Termination and Change-in-Control Arrangements

Pursuant to the terms of their employment agreements, John Gross and Gui Karyo are entitled to payments and benefits upon the occurrence of specified termination and change-in-control events. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had an event been triggered as of fiscal year-end, are described in detail above in the section entitled ‘‘Potential Payments Upon Termination or Change-In-Control’’. The terms of these arrangements were set through course of arms-length negotiations in connection with their hiring. Historically, the Company has not provided these payments and benefits to our other named executive officers because they accumulated a significant amount of equity in the Company by way of their ownership of Majesco Sales Inc., which we merged with in December 2003, however, the Company may in the future consider providing these payments and benefits as the need arises.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears above, with our management. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our in our Form 10-K for our fiscal year ended October 31, 2007.

Members of the Compensation Committee:

Laurence Aronson (Chair)
Allan Grafman
Louis Lipschitz
Mark Stewart
Stephen Wilson

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is composed entirely of directors who are not our current or former employees, each of who meets the applicable definition of ‘‘independent’’ in the current rules of the NASDAQ Stock Market. None of the members of the Compensation Committee during fiscal 2007 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions, and (ii) was an executive officer of a company of which an executive officer of the Company is a director. The Committee is responsible for establishing and administering our executive compensation policies. The current members of our Compensation Committee are Laurence Aronson (Chair), Allan Grafman, Louis Lipschitz, Mark Stewart and Stephen Wilson. Our committee has no interlocks with other companies.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
As of October 31, 2007

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,167,191	6.78	3,694,635
Equity Compensation Plans not Approved by Security Holders	157,142 (1)	1.99	157,142
Total	1,324,333	6.21	3,694,635

(1)	Represents warrants to purchase 7,142 shares of common stock at purchase price per share of $11.30 granted to a consultant in 2005 and warrants to purchase 150,000 shares of common stock at a purchase price per share of $1.55 granted to a consultant in 2006.

Security Ownership of Certain Beneficial Owners and Management

Based on 28,749,528 shares of common stock outstanding as of February 27, 2008, the following table sets forth, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of: (i) each current member of the Board of Directors, (ii) our Chief Executive Officer and other executive officers, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities. Except as otherwise indicated, addresses are c/o Majesco Entertainment Company, 160 Raritan Center Parkway, Edison, NJ 08837.

Name	Number of Shares of Common Stock Beneficially Owned		Percentage of Voting Power
Jesse Sutton	1,976,971	(1)(2)(3)(4)	6.80%
John Gross	346,401	(5)	1.19%
Gui Karyo	349,274	(6)	1.20%
Joseph Sutton	2,329,941	(2)(3)(4)(7	8.07%
Jesse M. Sutton Foundation	217,142	(4)	*
Laurence Aronson	102,891	(8)	*
Allan Grafman	27,193	(6)	*
Louis Lipschitz	111,836	(9)	*
Mark Stewart	20,767	(6)	*
Stephen Wilson	50,955	(10)	*
Current Executive Officers and Directors as a Group	5,528,656		18.29%
Five Percent Stockholders
Robert S. Ellin	4,262,512	(11)	14.84%
Adam Sutton	1,960,771	(3)(12)	6.82%
Royce & Associates, LLC	1,894,786	(13)	6.60%
S.A.C. Capital Advisors, LLC	1,685,000	(14)	5.87%

*	Represents beneficial ownership of less than 1%.
(1)	Includes 278,468 shares of restricted stock and 60,000 shares of common stock underlying outstanding options but does not include options that have not vested and are not vesting within 60 days.
(2)	Includes 71,428 shares of common stock that may be acquired upon exercise of warrants to purchase shares of common stock.
(3)	Of the amount identified, 35,714 shares of common stock are subject to an escrow agreement.
(4)	Jesse Sutton, Joseph Sutton and Morris Sutton act as officers of the Jesse M. Sutton Foundation, and each has the power to vote and dispose of the shares held by the Foundation. Since the power to vote and dispose of the shares is shared among the three individuals, the number of shares disclosed under each of Jesse and Joseph Sutton does not include the number of shares held by the Foundation.
(5)	Includes 171,326 shares of restricted stock and 175,075 shares of common stock underlying outstanding options but does not include options that have not vested and are not vesting within 60 days.
(6)	Represents shares of restricted stock.
(7)	Includes 129,342 shares of restricted stock and 34,000 shares of common stock underlying outstanding options but does not include options that have not vested and are not vesting within 60 days.

(8)	Includes 68,634 shares of restricted stock and 34,257 shares of common stock underlying outstanding options but does not include options that have not vested and are not vesting within 60 days.
(9)	Includes 72,480 shares of restricted stock and 39,356 shares of common stock underlying outstanding options but does not include options that have not vested and are not vesting within 60 days.
(10)	Includes 42,785 shares of restricted stock and 8,170 shares of common stock underlying outstanding options but does not include options that have not vested and are not vesting within 60 days.
(11)	Based on an amendment to Schedule 13D filed with the SEC on February 26, 2008. Includes: (a) 225,456 shares of Common Stock owned directly by Robert S. Ellin; (b) 3,682,502 shares of common stock owned by the Trinad Capital Master Fund; (c) 47,656 shares of common stock owned directly by Nancy J. Ellin, the spouse of Robert S. Ellin; (d) 225,456 shares of common stock owned directly by Atlantis Equities, Inc., a New York corporation of which Nancy J. Ellin is the sole stockholder; and (e) 81,442 shares of common stock owned by the Robert S. Ellin Profit Sharing Plan. Robert S. Ellin disclaims beneficial ownership of the shares of common stock directly beneficially owned by the Master Fund except to the extent of his pecuniary interests therein. Mr. Ellin also disclaims any beneficial ownership of shares of common stock owned directly by Mrs. Ellin, Atlantis Equities, Inc. and the Robert S. Ellin Profit Sharing Plan. The address is 2121 Avenue of the Stars, Suite 1650, Los Angeles, California 90067.
(12)	Includes 2,400 shares of common stock underlying outstanding options but does not include options that have not vested and are not vesting within 60 days. Adam Sutton is an employee of the Company and is the brother of Jesse and Joseph Sutton.
(13)	Based on a Schedule 13G filed with the SEC on January 30, 2008. The address is 1414 Avenue of the Americas, New York, New York 10019.
(14)	Based on a Schedule 13G filed with the SEC on February 14, 2008. The address is 540 Madison Avenue, New York, New York 10022.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The Company receives printing and packaging services from a company of which the uncle of Jesse Sutton, our Chief Executive Officer, is an officer and co-owner. During the year ended October 31, 2007, the Company was charged $1.2 million for services by this company.

During 2007, the Company sold approximately $152,000 of inventory, and purchased $47,000 of inventory, from Sutton Sales Inc., a company owned by Morris Sutton, the father of Jesse and Joseph Sutton. Morris Sutton is the former chief executive officer and chairman emeritus of the Company, who resigned effective January 1, 2007 and became a consultant to the Company.

The Company believes that the amounts charged in the transactions described above are equivalent to those that would be incurred in an arm’s length transaction.

Morris Sutton resigned from the Company effective January 1, 2007, and became a consultant. The Company paid approximately $300,000 to Mr. Sutton under a consulting agreement during the year ended October 31, 2007.

The Board of Directors has determined that the following Board members are ‘‘independent’’ as that term is defined by applicable Securities and Exchange Commission and NASDAQ Marketplace Rules:

Laurence Aronson Allan Grafman Louis Lipschitz Mark Stewart Stephen Wilson

Item 14.    Principal Accounting Fees and Services.

McGladrey & Pullen, LLP (‘‘M&P’’) have billed and anticipate billing the Company as follows for the year ended October 31, 2007. As we have previously disclosed, a majority of the partners of Goldstein Golub Kessler LLP (‘‘GGK’’) became partners of M&P. As a result, GGK resigned as auditors of the Company effective October 26, 2007 and M&P were appointed as auditors for the Company’s annual financial statements for the year ended October 31, 2007.

Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services (‘‘TBS’’), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and GGK established a similar relationship with RSM McGladrey, Inc. GGK has no full time employees and, therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended October 31,
Category	2007	2006
Audit Fees – GGK(1)	$86,737	$231,554
Audit Fees – M&P(1)	$146,719	—
Audit-Related Fees(2)	—	—
Tax Fees(3)	$60,644	$54,065
All Other Fees	—	—

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in ‘‘audit fees’’ in this table.
(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance and tax advice.

Audit Committee Pre-Approval Policy

We understand the need for M&P to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of M&P, our Audit Committee has restricted the non-audit services that M&P may provide to us primarily to tax services.

The Audit Committee also has adopted policies and procedures for pre-approving all non-audit work performed by M&P.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) 1.    Financial Statements.

The Financial Statements were filed as part of our original Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

(2)    Financial Statement Schedules.

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)    Exhibits.

The following is a list of exhibits filed with this report, or incorporated by reference as noted as part of this Amendment No. 1 to Annual Report on Form 10-K:

2.1	Agreement and Plan of Merger, dated as of November 10, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.1 to an Amendment to our Current Report on Form 8-K filed on December 22, 2003).
2.2	Amendment to Agreement and Plan of Merger dated December 3, 2003, by and among ConnectivCorp, CTTV Merger Corp. and Majesco Sales Inc. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on December 22, 2003).
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).
4.1	Certificate of Designations, Preferences and Rights of 7% Cumulative Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on February 20, 2004 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2004).
4.2	Form of investor Subscription Agreement (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 1, 2004).
4.3	Form of warrant issued to investors (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on March 1, 2004).
4.4	Form of placement agent warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on March 1, 2004).
4.5	Securities Purchase and Registration Rights Agreement dated as of August 29, 2007 by and among Majesco Entertainment Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 5, 2007).
4.6	Form of Common Stock Purchase Warrant issued to investors (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 5, 2007).
10.1	Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).

10.2	Escrow Agreement, dated February 19, 2004, by and among Majesco Holdings Inc., Jesse Sutton, Joseph Sutton, Adam Sutton, Morris Sutton, on behalf of Sarah Sutton and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.17 to an Amendment to our Registration Statement on Form S-1 filed on October 19, 2004).
10.3	Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).
10.4	Amendment to Factoring Agreement, dated March 18, 1999, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).
10.5	Amendment to Factoring Agreement, dated September 30, 2004, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).
10.6	Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).
10.7	Master Purchase Order Assignment Agreement, dated July 21, 2000, between Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 22, 2004).
10.8	Sixth Amendment to Master Purchase Order Assignment Agreement dated September 12, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 22, 2004).
10.9	Seventh Amendment to Master Purchase Order Assignment Agreement dated October 16, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 22, 2004).
10.10	Eighth Amendment to Master Purchase Order Assignment Agreement, dated April 14, 2004, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 22, 2004).
10.11	Guaranty and Pledge Agreement, dated July 21, 2000, by and among Jesse Sutton, Joseph Sutton, Morris Sutton, Adam Sutton and Transcap Trade Finance (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 22, 2004).
10.12	Form of Warrant Exercise Agreement, dated December 17, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2005).
#10.13	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
#10.14	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
#10.15	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
#10.16	Employment Agreement, dated June 27, 2005, by and between Majesco Entertainment Company and John Gross (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2005).

#10.17	Revised Director Compensation Policy (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on September 14, 2005).
10.18	Amendment to Factoring Agreement, dated October 18, 2005 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on February 1, 2006).
#10.19	Employment Agreement, dated January 31, 2007, between Gui Karyo and Majesco Entertainment Company (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 6, 2007).
#10.20	2007 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).
10.21	License and Distribution Agreement dated as of April 13, 2007 by and between Majesco Europe Limited and Eidos Interactive Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2007).
#10.22	Revised Director Compensation Policy (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on January 29, 2008).
21.1	Subsidiaries (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on January 29, 2008).
23.1	Consent of McGladerey & Pullen, LLP (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on January 29, 2008).
23.2	Consent of Goldstein Golub Kessler LLP (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on January 29, 2008).
*31.1	Certification of Principal Executive Officer.
*31.2	Certification of Principal Financial Officer.

#	Constitutes a management contract, compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
Dated: February 28, 2008	By:	/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer
(Principal Executive Officer)