Form 10-Q
period 2008-01-31
MAJESCO ENTERTAINMENT CO
filed 2008-03-17
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

As of March 14, 2008, there were 28,774,528 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
January 31, 2008 QUARTERLY REPORT ON FORM 10-Q

SIGNATURES

CERTIFICATIONS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 31, 2008	October 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,244	$7,277
Due from factor	1,815	—
Accounts and other receivables	423	670
Inventory	1,915	3,850
Capitalized software development costs and license fees, current portion	3,046	2,171
Prepaid expenses	1,321	1,128
Total current assets	16,764	15,096
Property and equipment – net	559	568
Capitalized software development costs and license fees, net of current portion	466	549
Other assets	114	100
Total assets	$17,903	$16,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,965	$7,488
Share based litigation settlement	2,500	2,822
Due to factor	—	1,527
Advances from customers	822	425
Total current liabilities	11,287	12,262
Warrant liability	1,002	1,460
Stockholders’ equity:
Common stock – $.001 par value; 250,000,000 shares authorized; 28,708,145 and 28,675,962 issued and outstanding at January 31, 2008 and October 31, 2007, respectively	29	29
Additional paid in capital	100,560	100,201
Accumulated deficit	(94,822)	(97,524)
Accumulated other comprehensive loss	(153)	(115)
Total stockholders’ equity	5,614	2,591
Total liabilities and stockholders’ equity	$17,903	$16,313

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited in thousands, except share amounts)

	Three Months Ended January 31,
	2008	2007
Net revenues	$18,664	$14,495
Cost of sales
Product costs	7,932	8,177
Software development costs and license fees	3,220	1,815
	11,152	9,992
Gross profit	7,512	4,503
Operating costs and expenses
Product research and development	901	608
Selling and marketing	2,305	1,731
General and administrative	2,108	2,273
Depreciation and amortization	77	73
Settlement of litigation and related charges, net	(322)	—
	5,069	4,685
Operating income (loss)	2,443	(182)
Other expenses (income)
Interest and financing costs, net	199	744
Change in fair value of warrants	(458)	—
Income (loss) before income taxes	2,702	(926)
Income taxes	—	—
Net income (loss)	2,702	(926)
Net income (loss) per share:
Basic	$0.10	$(0.04)
Diluted	$0.10	$(0.04)
Weighted average shares outstanding:
Basic	27,388,797	23,627,419
Diluted	27,413,681	23,627,419

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,702	$(926)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	77	73
Change in fair value of warrants	(458)	—
Share based litigation settlement	(322)	—
Non-cash compensation expense	399	400
Gain on settlement of liabilities and other gains	—	(31)
Amortization of software development costs and prepaid license fees	1,366	849
Changes in operating assets and liabilities
(Increase) decrease in due from factor – net	(3,342)	101
Decrease in other receivables	247	1,614
Decrease (increase) in inventory	1,935	(849)
Increase in capitalized software development costs and prepaid license fees	(2,158)	(719)
(Increase) decrease in prepaid expenses and other	(207)	1,589
Increase (decrease) in accounts payable and accrued expenses	477	(438)
Increase (decrease) in advances from customers	397	(641)
Net cash provided by operating activities	1,113	1,022
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(68)	(67)
Net cash used in investing activities	(68)	(67)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance cost on equity financing	(40)	—
Inventory financing	—	(811)
Net cash used in financing activities	(40)	(811)
Effect of exchange rates on cash and cash equivalents	(38)	(22)
Net increase in cash	967	122
Cash and cash equivalents – beginning of period	7,277	3,794
Cash and cash equivalents – end of period	$8,244	$3,916
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable settled through the issuance of common stock, classified as a mandatorily redeemable liability	$—	$365
Cash paid for interest	$199	$781

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share amounts)

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

The Company’s offerings include video game software and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated and other financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment. Sales for the Company in the United States were $18.5 million or 99% and $12.5 million or 86% for the three month periods ended January 31, 2008 and 2007, respectively. Sales in Europe were $0.2 million or 1% and $2.0 million or 14% for the three month periods ended January 31, 2008 and 2007, respectively.

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Our financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended October 31, 2007 filed with the Securities and Exchange Commission on Form 10-K on January 29, 2008.

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

Earnings/(Loss) per share.    Basic earnings/(loss) per common share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share for the three months ended January 31, 2008 includes the net addition of 24,884 shares representing the impact of 1,316,927 weighted average unvested shares of stock outstanding under the Company’s incentive stock compensation plan, after applying the treasury stock method, as is required by SFAS 128 Earnings per Share. Diluted earnings per share for the three months ended January 31, 2008 excludes the impact of 2,318,611 stock warrants and 1,167,191 stock options outstanding at January 31, 2008, which would have an antidilutive impact on earnings per share. Diluted and basic earnings/(loss) per common share for the three month period ended January 31, 2007, are the same because the impact of the conversion or exercise, as applicable, of the 2,220,687 warrants and 1,509,872 stock options at January 31, 2007 would be antidilutive.

Income Taxes.    In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is ‘‘more likely than not’’ that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. On November 1, 2007, we adopted the provisions of FIN 48 on a prospective basis.

3.    INCOME TAXES

On November 1, 2007 the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 contains a two step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the uncertain tax position for recognition. Each position is evaluated based on its technical merits and a determination is made whether it is ‘‘more likely than not’’ that the position would be sustained upon examination by a tax authority with full knowledge of the facts and circumstances. No benefit is recognized for a tax position that does not meet the ‘‘more likely than not’’ recognition threshold. The second step is to measure the tax benefit of each position. The tax benefit is the largest amount which is more than 50% likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on November 1, 2007 had no impact on our beginning retained earnings balance.

We file income tax returns in the U.S. and various foreign jurisdictions.

As of January 31, 2008, we had $1.2 million in unrecognized tax benefits, of which $0.1 million would impact our tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated statement of operations. These items are classified as income tax expense in our consolidated statement of operations. As of November 1, 2007 and January 31, 2008, we had no accrual for the potential payment of penalties.

As of November 1, 2007, we are not subject to any U.S. federal, state or foreign income tax examinations. Our US federal tax returns have been examined for the tax years 2003 through 2004, with the results of such examinations being reflected in our results of operations as of October 31, 2007. We do not anticipate any significant changes in our unrecognized tax benefits over the next twelve months.

For the three months ended January 31, 2008, we did not identify and record any additional liabilities related to unrecognized income tax benefits. Therefore the adoption of FIN 48 did not impact our net income for the three months ended January 31, 2008.

4.    DUE FROM FACTOR

Due from (to) factor consists of the following:

	January 31, 2008	October 31, 2007
Outstanding accounts receivable sold to factor	$11,627	$7,015
Less: allowance	(3,011)	(3,105)
Advances from factor	(6,801)	(5,437)
	$1,815	$(1,527)

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Three Months Ended January 31,
	2008	2007
Balance – beginning of period	$(3,105)	$(4,047)
Add: provision	(1,015)	(352)
Less: amounts charged against allowance	1,109	1,089
Balance – end of period	$(3,011)	$(3,310)

5.    PREPAID EXPENSES

The following table presents the major components of prepaid expenses:

	January 31, 2008	October 31, 2007
Advance payments for inventory	$1,119	$889
Other (less than 5% of total assets)	202	239
	$1,321	$1,128

6.    ACCOUNTS AND OTHER RECEIVABLES

The following table presents the major components of accounts and other receivables:

	January 31, 2008	October 31, 2007
Accounts receivable	$310	$402
Legal fee reimbursements due from insurance carriers	113	268
	$423	$670

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	January 31, 2008	October 31, 2007
Accounts payable – trade	$2,971	$3,579
Accrued expenses:
Royalties – including accrued minimum guarantees	3,018	2,278
Salaries and other compensation	918	706
Sales commissions	410	179
Other accruals	648	746
	$7,965	$7,488

8.    CONTINGENCIES AND COMMITMENTS

Commitments

At January 31, 2008, the Company had no open letters of credit under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

At January 31, 2008, the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $5.1 million, $3.8 million of which are payable through October 31, 2008. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s videogames.

Effective January 1, 2007, upon his resignation, the Company entered into a transition agreement with Morris Sutton, its former Chairman Emeritus, under which he provides services as a consultant for a two year period. The agreement provides for a monthly retainer of $29,175 and a commission equal to 2% of sales to certain specified accounts.

The Company has entered into ‘‘at will’’ employment agreements with certain key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and equity compensation. These agreements also contain provisions related to severance terms and change of control provisions.

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

At this time, the Company cannot estimate the exact number of shares that will be contributed to the settlement, however, it will not be less than 1.8 million shares. The Company will adjust the fair value of the liability to the fair value of the shares expected to be distributed at each balance sheet date and record the resulting change as a non-cash charge or credit to earnings in each period until the shares are distributed. The settlement provides that if the fair value of the stock falls below $2.5 million, the Company will issue additional shares, subject to certain limitations, with a fair market value equal to the amount of the decrease. Therefore, the liability will not be adjusted below $2.5 million.

During the twelve months ended October 31, 2007, the Company recorded a $2.8 million charge in connection with the expected settlement of the class action litigation. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares since that date. During the three months ended January 31, 2008, the Company recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on January 31, 2008.

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

On July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The current or former officers and directors named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. The allegations in the Complaint are similar to those in the Amended Consolidated Complaint filed in the In re: Majesco Securities Litigation punative class action and the Complaint filed in Trinad Capital’s complaint against the Company and several current and former directors and officers of the Company discussed above. The Complaint alleges four causes of action: (1) a claim under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) against all the named defendants; (2) a claim under Section 20(a) of the Exchange Act against Morris Sutton, Jesse Sutton and Joseph Sutton; (3) a claim under Section 18(a) of the Exchange Act against all the named defendants; and (4) a common law fraud claim against Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. Bolton seeks compensatory damages of no less than $2 million and $2 million in punitive damages. No liability has been recorded in the financial statements as of January 31, 2008 for legal or settlement expenses related the complaint, as they can not be reasonably estimated at this time. Expenses incurred in connection with Bolton’s litigation or any adverse resolution thereof could have a material adverse effect on the Company’s financial condition.

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

9.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company’s former Chairman Emeritus, and uncle of Jesse Sutton, the Company’s Chief Executive Officer, is a principal. During the three month periods ended January 31, 2008 and 2007 the Company was charged $0.1 million and $0.6 million, respectively. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company’s knowledge, on terms no less favorable to what the Company could receive from providers of similar services.

Morris Sutton resigned from the company effective January 1, 2007, becoming a consultant. The Company paid approximately $116,000 of commissions and fees to Mr. Sutton under the consulting agreement and $11,000 for reimbursement of business expenses for the three months ended January 31, 2008. The Company recorded approximately $30,000 for his services during the three months ended January 31, 2007. The amount for 2007 represents one month of expense under the consulting agreement. Mr Sutton was paid as an employee for November and December of 2007.

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

During 2006, we revised our business model and shifted our product strategy away from capital intensive premium console games to a focus on lower-cost games for both console and handheld systems targeting ‘‘mass market’’ consumers. We believe this strategy allows us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the GBA, DS and PSP. We also publish software for Nintendo’s Wii console, as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach ‘‘mass market’’ consumers. In addition, we continue to look opportunistically for titles to publish on the PC and other home console systems.

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

Our revenues are recognized net of estimated reserves for price protection and other allowances.

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

Seasonality and Variations in Interim Quarterly Results

Our quarterly net revenues, gross profit, and operating income are impacted significantly by the seasonality of the retail selling season, and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending October 31 and January 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit, as a percentage of sales, also generally increase in quarters that we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the products life cycle. Sales and gross profit during the quarter ended January 31, 2008 benefited from strong holiday sales of our existing products, and the release of Cooking Mama 2 for the DS. Therefore, our first quarter results are not necessarily indicative of expected results for subsequent quarters during the fiscal year.

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

Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three month periods ended January 31, 2008 and 2007 we provided allowances for future price protection and other allowances of $1.0 million and $0.4 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as the factor generally buys our receivables without recourse.

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

Commencing upon a related product’s release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) the straight-line method. The amortization period is usually no longer than one year from the initial release of the product. The recoverability of capitalized software development costs and prepaid license fees is evaluated based on the expected performance of the specific products to which the costs relate. The following criteria are used to evaluate expected product performance: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based. Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred to complete and publish the product. If revised forecasted or actual product sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. In the three month periods ended January 31, 2008 and 2007 we charged $1.4 million and $1.8 million, respectively, to cost of sales for amortization of software development costs, prepaid license fees and royalties on products which were sold.

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

Results of operations

Three months ended January 31, 2008 versus three months ended January 31, 2007

Net Revenues.    Net revenues for the three months ended January 31, 2008 increased to $18.7 million from $14.5 million in the comparable quarter last year. The $4.2 million increase is primarily due to increased revenue from new releases in 2008 including Cooking Mama 2 for the Nintendo DS.

Gross Profit.    Gross profit for the three months ended January 31, 2008 was $7.5 million compared to a gross profit of $4.5 million in the same quarter last year. The increase in gross profit is primarily attributable to the higher net revenues discussed above and a higher gross profit percentage resulting from higher priced products. In 2008, a high percentage of our revenue was generated from the release of Cooking Mama 2 for the Nintendo DS which sells at retail for $29.95. The majority of our sales for the same quarter in 2007 were lower priced value and catalog titles. Gross profit as a percentage of net sales was 40% for the three months ended January 31, 2008 compared to 31% for the three months ended January 31, 2007.

Product Research and Development Expenses.    Research and development costs increased $0.3 million to $0.9 million for the three months ended January 31, 2008 from $0.6 million for the comparable period in 2007. The increase is the result of the opening of our new development studio and expenses related to the research and development of new products.

Selling and Marketing Expenses.    Total selling and marketing expenses increased to $2.3 million for the three months ended January 31, 2008 from $1.7 million in the same three month period in 2007. The $0.6 million increase is primarily due to increased commissions, media and other marketing costs associated with the increased revenues from games that were released in the three months ended January 31, 2008. Selling and marketing expense as a percentage of net sales was approximately 12% for each of the three months ended January 31, 2008 and 2007.

General and Administrative Expenses.    For the three month period ended January 31, 2008 general and administrative expenses were $2.1 million, a decrease of $0.2 million from $2.3 million in the comparable period in 2007. The decrease is primarily due to lower legal fees related to shareholder and other litigation.

Settlement of litigation and related charges, net.    During the twelve months ended October 31, 2007, we recorded a $2.8 million charge in connection with the fair value of shares of common stock that we have agreed to issue in settlement of a class action securities litigation against the Company. The charge was comprised of $2.5 million, representing the fair value, on the date the settlement agreement was executed, of the common stock expected to be distributed when the settlement becomes effective, and $0.3 million, representing the increase in the value between the date of the agreement and October 31, 2007. During the three months ended January 31, 2008, we recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on January 31, 2008.

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

Operating Income (Loss).    Operating income for the three months ended January 31, 2008 was $2.4 million, compared to an operating loss ($0.2) million for the three month period ended January 31, 2007. The increase in operating income was primarily due to higher revenues and gross profit percentage discussed above, offset in part by expenses related to the opening of our new development studio.

Interest and Financing Costs, Net.    Interest and financing costs decreased to $0.2 million for the three months ended January 31, 2008 from $0.7 million for the three months ended January 31, 2007. The decrease of $0.5 million is the result of a lower percentage of our inventory purchases being financed through letters of credit and lower factoring fees.

Change in fair value of Warrants.    On September 5, 2007 we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with FASB statement No. 150, Accounting with certain financial instruments with Characteristics of both Liabilities and Equity, and FASB Staff position 150-1 Issuers Accounting for Freestanding Financial Instruments Composed of More Than One option or Forward Contract Embodying Obligations under FASB Statement 150.

We recorded income of $0.5 million for the three months ended January 31, 2008, reflecting the decrease in fair value of the warrants during the period.

Income Taxes.    For the three months ended January 31, 2008, we did not provide for income taxes because our net operating loss carryforwards exceeded our taxable income. For the three months ended January 31, 2007, we did not record any income tax benefit because realization of the resulting loss carryforwards can not be assured.

Net Income (Loss).    Net income for the three months ended January 31, 2008 was $2.7 million, an increase of $3.7 million from a net loss of ($1.0) million for the comparable period in 2007.

Liquidity and Capital Resources

We incurred a net loss of $4.8 million in 2007 and a net loss of $5.4 million in 2006. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements.

We have generated net income of $2.7 million for the three months ended January 31, 2008. While our current plan is to fund our operations through product sales, historically, our business has been seasonal in nature, and we may be required to modify that plan, or seek outside sources of financing if our operating and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. Management believes it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and the company was unable to obtain alternative financing, it could create a material adverse change in the business.

While our cash and cash equivalents balance was $8.2 million as of January 31, 2008, we expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives. To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.

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

As of January 31, 2008 we had no open letters of credit for inventory purchases to be delivered during the quarter ended April 30, 2008.

We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $5.1 million, $3.8 million of which are payable through October 31, 2008.

As of January 31, 2008 we were committed under operating leases for office space and equipment for approximately $1.2 million through December 2010.

Effective January 1, 2007, upon his resignation, we entered into a transition agreement with Morris Sutton, our former Chairman Emeritus under which he will provide services as a consultant for a two year period. The agreement provides for a monthly retainer of $29,175 and a commission equal to 2% of sales to certain specified accounts.

As previously disclosed, during the quarter ended October 31, 2007, we entered into settlement agreements to settle certain litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of the Company’s securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd.; (iii) and a second action filed by Trinad purportedly on behalf of the Company.

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

At this time, the we cannot estimate the exact number of shares that will be contributed to the settlement, however, it will not be less than 1.8 million shares. We will adjust the fair value of the liability to the fair value of the shares expected to be distributed at each balance sheet date and record the resulting change as a non-cash charge or credit to earnings in each period until the shares are distributed. The settlement provides that if the fair value of the stock falls below $2.5 million, we will issue additional shares, subject to certain limitations, with a fair market value equal to the amount of the decrease. Therefore, the liability will not be adjusted below $2.5 million.

During the twelve months ended October 31, 2007, we recorded a $2.8 million charge in connection with the expected settlement of the class action litigation. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares since that date. During the three months ended January 31, 2008, the we recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on January 31, 2008.

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

Cash Flows

Cash and cash equivalents were $8.2 million at January 31, 2008 compared to $7.3 million at October 31, 2007.

Operating Cash Flows.    Cash provided by operating activities during the three months ended January 31, 2008 was $1.1 million compared $1.0 million during the same period in the prior year. The $0.1 million increase in cash provided by operations in 2007 was primarily due to increased operating income, partially offset by increases in the net amount of accounts receivable due from our factor, investment in prepaid development and royalty expenses and other working capital items. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.

Investing Cash Flows.    Cash used in investing activities for the three months ended January 31, 2008 and 2007 consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth of $0.1 million.

Financing Cash Flows.    Cash used in financing activities in the three months ended January 31, 2007 was $0.8 million relating to a reduction in outstanding inventory financing.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At January 31, 2008 we did not have any foreign exchange contracts.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks presented in the Form 10-K.

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
Jesse Sutton Chief Executive Officer

Date: March 17, 2008