Form 10-Q
period 2008-04-30
MAJESCO ENTERTAINMENT CO
filed 2008-06-16
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

As of June 13, 2008, there were 28,816,088 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
APRIL 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 30, 2008	October 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,074	$7,277
Due from factor	518	—
Accounts and other receivables	454	670
Inventory	1,907	3,850
Capitalized software development costs and license fees, current portion	4,608	2,171
Prepaid expenses	815	1,128
Total current assets	16,376	15,096
Property and equipment – net	613	568
Capitalized software development costs and license fees, net of current portion	—	549
Other assets	114	100
Total assets	$17,103	$16,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,434	$7,488
Share based litigation settlement	2,500	2,822
Due to factor	—	1,527
Advances from customers	530	425
Total current liabilities	10,464	12,262
Warrant liability	866	1,460
Stockholders’ equity:
Common stock – $.001 par value; 250,000,000 shares authorized; 28,773,538 and 28,675,962 issued and outstanding at April 30, 2008 and October 31, 2007, respectively	29	29
Additional paid in capital	100,987	100,201
Accumulated deficit	(95,079)	(97,524)
Accumulated other comprehensive loss	(164)	(115)
Total stockholders’ equity	5,773	2,591
Total liabilities and stockholders’ equity	$17,103	$16,313

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net revenues	$12,775	$14,564	$31,439	$29,111
Cost of sales
Product costs	5,765	6,221	13,697	14,392
Software development costs and license fees	2,577	2,231	5,797	4,053
	8,342	8,452	19,494	18,445
Gross profit	4,433	6,112	11,945	10,666
Operating costs and expenses
Product research and development	708	543	1,609	1,151
Selling and marketing	1,915	1,903	4,220	3,721
Gain on settlement of liabilities and other gains	—	(208)	—	(239)
General and administrative	2,020	2,170	4,128	4,438
Depreciation and amortization	86	72	163	145
Settlement of litigation and related charges, net	—	2,500	(322)	2,500
	4,729	6,980	9,798	11,716
Operating (loss) income	(296)	(868)	2,147	(1,050)
Other expenses (income)
Interest and financing costs, net	97	467	296	1,211
Change in fair value of warrants	(136)	—	(594)	—
(Loss) income before income taxes	(257)	(1,335)	2,445	(2,261)
Income taxes	—	—	—	—
Net (loss) income	$(257)	$(1,335)	$2,445	$(2,261)
Net (loss) income per share:
Basic	$(0.01)	$(0.06)	$0.09	$(0.10)
Diluted	$(0.01)	$(0.06)	$0.09	$(0.10)
Weighted average shares outstanding:
Basic	27,416,230	23,831,737	27,384,035	23,668,235
Diluted	27,416,230	23,831,737	27,384,035	23,668,235

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,445	$(2,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	163	145
Change in fair value of warrants	(594)	—
Share based litigation settlement	(322)	—
Fair value of common stock purchase warrant issued for services	77
Non-cash compensation expense	749	775
Gain on settlement of liabilities and other gains	—	(239)
Amortization of software development costs and prepaid license fees	2,441	1,693
Changes in operating assets and liabilities
Due from factor – net	(2,045)	(1,026)
Other receivables	216	1,715
Inventory	1,943	(352)
Capitalized software development costs and prepaid license fees	(4,329)	(1,727)
Prepaid expenses and other	299	2,057
Accounts payable and accrued expenses	(54)	916
Advances from customers	105	(641)
Net cash provided by operating activities	1,094	1,055
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(208)	(97)
Net cash used in investing activities	(208)	(97)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance cost on equity financing	(40)	—
Proceeds from exercise of stock options	—	49
Inventory financing	—	(594)
Net cash used in financing activities	(40)	(545)
Effect of exchange rates on cash and cash equivalents	(49)	(11)
Net increase in cash	797	402
Cash and cash equivalents – beginning of period	7,277	3,794
Cash and cash equivalents – end of period	$8,074	$4,196
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable settled through the issuance of common stock, classified as a mandatorily redeemable liability	$—	$365
Cash paid for interest	$304	$1,265

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

The Company’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. The Company sells its products directly and through resellers, primarily to U.S. retail chains, including Best Buy, GameStop/Electronics Boutique, Circuit City, Target, Toys ‘‘R’’ Us and Wal-Mart. Majesco also sells products internationally through partnerships with international publishers. The Company has developed retail and distribution network relationships over its more than 22-year history.

Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo’s Game Boy Advance, or GBA, DS, Micro, GameCube and Wii, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox and Xbox 360, and the personal computer, or PC.

The Company’s offerings include video game software and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. The products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated and other financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment. Net sales by geographic region were as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
	2008	%	2007	%	2008	%	2007	%
United States	$11,366	89.0%	$14,282	98.1%	$29,811	94.8%	$26,845	92.2%
Europe	1,409	11.0%	282	1.9%	1,628	5.2%	2,266	7.8%
Total	$12,775	100.0%	$14,564	100.0%	$31,439	100.0%	$29,111	100.0%

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Our financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended October 31, 2007 filed with the Securities and Exchange Commission on Form 10-K on January 29, 2008. Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are the estimated customer allowances, the valuation of inventory and the recoverability of advance payments for software development costs and intellectual property licenses. Actual results could differ from those estimates.

Earnings/(Loss) Per Share.    Basic earnings/(loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share excludes the impact of unvested shares of restricted stock issued under the Company’s incentive stock compensation plan. Diluted earnings per share reflects the potential impact of common stock options and unvested shares of restricted stock issued under the Company’s incentive stock compensation plan, and outstanding common stock purchase warrants. Diluted and basic earnings per share for the three and six month periods ended April 30, 2007 and 2008 are the same because the impact of shares issuable under the incentive stock compensation plan and common stock purchase warrants is antidilutive after applying the treasury stock method, as is required by SFAS 128 Earnings per Share. The table below provides total potential shares outstanding at the end of each reporting period:

	April 30, 2008	April 30, 2007
Shares issuable under common stock warrants	2,311,469	676,377
Shares issuable under stock options	1,113,477	1,476,538
Non vested portion of restricted stock grants	1,326,658	1,140,667
	4,751,604	3,293,582

Income Taxes.    In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is ‘‘more likely than not’’ that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. On November 1, 2007, we adopted the provisions of FIN 48 on a prospective basis.

New Accounting Pronouncements.    In September 2006, FASB issued SFAS 157 ‘‘Fair Value Measurements.’’ This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (‘‘SFAS 141(R)’’), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (‘‘SFAS 160’’), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

3.    INCOME TAXES

On November 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 contains a two step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the uncertain tax position for recognition. Each position is evaluated based on its technical merits and a determination is made whether it is ‘‘more likely than not’’ that the position would be sustained upon examination by a tax authority with full knowledge of the facts and circumstances. No benefit is recognized for a tax position that does not meet the ‘‘more likely than not’’ recognition threshold. The second step is to measure the tax benefit of each position. The tax benefit is the largest amount which is more than 50% likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on November 1, 2007 had no impact on our beginning retained earnings balance.

We file income tax returns in the U.S. and various foreign jurisdictions.

As of April 30, 2008, we had $1.2 million in unrecognized tax benefits, of which $0.1 million would impact our tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in our consolidated statement of operations. As of November 1, 2007 and April 30, 2008, we had no accrual for the potential payment of penalties.

As of April 30, 2008, no U.S. federal, state or foreign income tax examinations are being conducted. Our US federal tax returns have been examined for the tax years 2003 through 2004, with the results of such examinations being reflected in our results of operations as of October 31, 2007. We do not anticipate any significant changes in our unrecognized tax benefits over the next twelve months.

For the three and six months ended April 30, 2008, we did not identify and record any additional liabilities related to unrecognized income tax benefits. Therefore the adoption of FIN 48 did not impact our net income for the three and six months ended April 30, 2008.

4.    DUE FROM FACTOR

Due from (to) factor consists of the following:

	April 30, 2008	October 31, 2007
Outstanding accounts receivable sold to factor	$7,971	$7,015
Less: allowance	(2,891)	(3,105)
Advances from factor	(4,562)	(5,437)
	$518	$(1,527)

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Six Months Ended April 30,
	2008	2007
Balance – beginning of period	$(3,105)	$(4,047)
Add: provision	(1,696)	(1,668)
Less: amounts charged against allowance	1,910	2,856
Balance – end of period	$(2,891)	$(2,859)

5.    ACCOUNTS AND OTHER RECEIVABLES

The following table presents the major components of accounts and other receivables:

	April 30, 2008	October 31, 2007
Accounts receivable	$318	$402
Legal fee reimbursements due from insurance carriers	136	268
	$454	$670

6.    PREPAID EXPENSES

The following table presents the major components of prepaid expenses:

	April 30, 2008	October 31, 2007
Advance payments for inventory	$667	$889
Other (less than 5% of total assets)	148	239
	$815	$1,128

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	April 30, 2008	October 31, 2007
Accounts payable – trade	$3,624	$3,713
Accrued expenses:
Royalties – including accrued minimum guarantees	2,481	2,278
Salaries and other compensation	680	706
Sales commissions	226	179
Other accruals	423	612
	$7,434	$7,488

8.    COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss consists of foreign currency translation adjustments. The components of comprehensive income(loss) for the three and six month periods ended April 30, 2008 and 2007, is summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net (loss) income	$(257)	$(1,335)	$2,445	$(2,261)
Other comprehensive loss –
Foreign currency translation adjustments	(11)	11	(49)	(11)
Total comprehensive (loss) income	$(268)	$(1,324)	$2,396	$(2,272)

9.    CONTINGENCIES AND COMMITMENTS

Commitments

At April 30, 2008, the Company had open letters of credit aggregating $0.5 million under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.

At April 30, 2008, the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $5.2 million, $4.5 million of which are payable through October 31, 2008. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.

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

During the twelve months ended October 31, 2007, the Company recorded a $2.8 million charge in connection with the expected settlement of the class action litigation. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares since that date. During the six months ended April 30, 2008, the Company recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on April 30, 2008.

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

Since the settlement is subject to notice to the Company’s shareholders and to court approval, there is no assurance that the settlements described above will be achieved. Further if these settlements are not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s costs relating to these litigations. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on the Company’s financial condition.

On July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The current or former officers and directors named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. The allegations in the complaint are similar to those in the class action and Trinad Capital’s action against the Company and several current and former directors and officers discussed above. Bolton seeks compensatory damages of no less than $2 million and $2 million in punitive damages. No liability has been recorded in the financial statements as of April 30, 2008 for legal or settlement expenses related the complaint, as they can not be reasonably estimated at this time. Expenses incurred in connection with Bolton’s litigation or any adverse resolution thereof could have a material adverse effect on the Company’s financial condition.

The Company at times may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.

10.    RELATED PARTIES

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company’s former Chairman Emeritus, and uncle of Jesse Sutton, the Company’s Chief Executive Officer, is a principal. During the three month period ended April 30, 2007 and the six month periods ended April 30, 2008 and 2007, the Company was charged $0.3 million, $0.1 million and $0.9 million, respectively. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company’s knowledge, on terms no less favorable to what the Company could receive from providers of similar services.

Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, resigned from the Company effective January 1, 2007, becoming a consultant. The Company paid approximately $124,000 and $235,000 of commissions and fees to Mr. Sutton under the consulting agreement and $15,000 and $30,000 for reimbursement of business expenses for the three and six month periods ended April 30, 2008, respectively. The Company recorded approximately $90,000 and $120,000 for his services during the three and six month periods ended April 30, 2007. Mr Sutton was paid as an employee for November and December of 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a provider of interactive entertainment products. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products internationally through distribution agreements with other publishers. We have developed our retail and distribution network over our 22-year history.

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

Our business model and product strategy is primarily focused on games with relatively lower development costs for both console and handheld systems targeting ‘‘mass market’’ consumers. We believe this strategy allows us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the GBA, DS and PSP. We also publish software for Nintendo’s Wii console, as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach ‘‘mass market’’ consumers. In addition, we continue to look opportunistically for titles to publish on the PC and other home console systems.

We license rights to intellectual property used in our video games from third parties and work with third-party development studios to develop our own proprietary video game titles. In 2007, we opened our own development studio to develop video games. However, we expect to continue to use third party studios for the significant majority of our video game development.

Net Revenues.    Our revenues are principally derived from sales of our video games. We primarily provide video games for the mass market and casual game player. Our revenues are recognized net of estimated reserves for price protection and other allowances.

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

Product Research and Development Expenses.    Product research and development expenses relate principally to our cost of supervision of third-party video game developers, testing new products and conducting quality assurance evaluations during the development cycle and costs incurred at our development studio which are not allocated to games for which technological feasibility has been established. Costs incurred are employee-related, may include equipment and are not allocated to cost of sales.

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

(Benefit) Provision for Income Taxes.    Utilization of our net operating loss (‘‘NOL’’) carryforwards may be subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to the Company’s history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under the provisions of SFAS No. 109, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.

Seasonality and Variations in Interim Quarterly Results

Our quarterly net revenues, gross profit, and operating income are impacted significantly by the seasonality of the retail selling season, and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit, as a percentage of sales, also generally increase in quarters that we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. For example, sales and gross profit during the three months ended January 31, 2008 benefited from strong holiday sales of our existing products, and the release of Cooking Mama 2 for the DS. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.

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

Revenue Recognition.    We recognize revenue upon the shipment of our product when; (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

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

Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three and six month periods ended April 30, 2008 and 2007 we provided allowances for future price protection and other allowances of $0.7 million and $1.7 million, and $1.3 million and $1.7 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as we generally factor our receivables without recourse.

Software Development Costs and Prepaid License Fees.    We account for software development costs in accordance with Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standard (‘‘SFAS’’) No. 86, ‘‘Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed’’ (‘‘FAS 86’’). Software development costs include development fees, in the form of milestone payments made to independent software developers, and direct payroll and overhead costs for our internal development studio. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release, capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.

Prepaid license fees represent license fees to holders for the use of their intellectual property rights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Capitalized software development costs classified as non-current relate to titles for which we estimate the release date to be more than one year from the balance sheet date. Licenses are expensed to cost of sales at the higher of (1) the contractual royalty rate based on actual sales or (2) an effective rate based upon total projected revenue related to such license.

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales – software development costs and license fees. As of April 30, 2008, the net carrying value of our licenses and software development costs was $4.6 million.  If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

The amortization period for capitalized software development costs and prepaid license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and prepaid license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales. Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred to complete and publish the product.

Prepaid license fees and milestone payments made to our third-party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.

Inventory.    Inventory, which consists principally of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales.

Accounting for Stock-Based Compensation.    In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share Based Payment (‘‘SFAS 123(R)’’). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) on November 1, 2005 using the modified prospective transition method, which requires that compensation cost be recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.

Commitments and Contingencies.    The Company accounts for commitments and contingencies in accordance with financial accounting standards board Statement No. 5, Accounting for Contingencies. The company records a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Results of operations

Three months ended April 30, 2008 versus three months ended April 30, 2007

Net Revenues.    Net revenues for the three months ended April 30, 2008 decreased to $12.8 million from $14.6 million in the comparable quarter last year. The $1.8 million decrease is primarily due to decreased revenue from new releases. Our quarterly net revenues are impacted significantly by the timing of new releases. Net revenues for the three months ended April 30, 2007 include the release of two titles for the Nintendo Wii, Cooking Mama Cook-off and Bust a Move Bash, compared to one release for the three months ended April 30, 2008, Wild Earth.

Gross Profit.    Gross profit for the three months ended April 30, 2008 was $4.4 million compared to a gross profit of $6.1 million in the same quarter last year. The decrease in gross profit is primarily attributable to the higher net revenues for 2007 discussed above, and a higher gross profit percentage in 2007 resulting from relatively higher selling prices achieved on the release of Cooking Mama Cook-Off for the Nintendo Wii. Gross profit as a percentage of net sales was 35% for the three months ended April 30, 2008 compared to 42% for the three months ended April 30, 2007.

Product Research and Development Expenses.    Research and development costs increased $0.2 million to $0.7 million for the three months ended April 30, 2008 from $0.5 million for the comparable period in 2007. The increase is the result of the opening of our new development studio. We capitalized approximately $0.3 million of expenses related to the internal development of video games for the three months ended April 30, 2008.

Selling and Marketing Expenses.    Total selling and marketing expenses were approximately $1.9 million for the each of the three months ended April 30, 2008 and 2007. Selling and marketing expense as a percentage of net sales was approximately 15% for the three months ended April 30, 2008 and 13% for the three months ended April 30, 2007.

General and Administrative Expenses.    For the three month period ended April 30, 2008 general and administrative expenses were $2.0 million, a decrease of $0.2 million from $2.2 million in the comparable period in 2007. The decrease is primarily due to lower compensation expenses resulting from incentive compensation plans.

Settlement of Litigation and Related Charges, Net.    During the three months ended April 30, 2007, we recorded a $2.5 million charge in connection with the fair value of shares of common stock that we have agreed to issue in settlement of a class action securities litigation against the Company. The charge of $2.5 million, represented the fair value, on the date the settlement agreement was executed.

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

Operating Loss.    Operating loss for the three months ended April 30, 2008 was ($0.3) million, compared to an operating loss of ($0.9) million for the three month period ended April 30, 2007. The decrease in operating loss primarily resulted from the impact of the $2.5 million litigation settlement affecting only 2007 results, partially offset by the decreased gross profit discussed above.

Interest and Financing Costs, Net.    Interest and financing costs decreased to $0.1 million for the three months ended April 30, 2008 from $0.5 million for the three months ended April 30, 2007. The decrease of $0.4 million is the result of a lower percentage of our inventory purchases being financed through letters of credit and lower factoring fees.

Change in Fair Value of Warrants.    On September 5, 2007 we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with FASB statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Staff position 150-1 Issuers Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement 150.

We recorded income of $0.1 million for the three months ended April 30, 2008, reflecting the decrease in the fair value of the warrants during the period.

Income Taxes.    For the three months ended April 30, 2008 and 2007, we did not record any income tax benefit because realization of the resulting loss carryforwards can not be assured.

Net Loss.    Net loss for the three months ended April 30, 2008 was $0.3 million, a decrease of $1.0 million from a net loss of $1.3 million for the comparable period in 2007.

Six months ended April 30, 2008 versus six months ended April 30, 2007

Net Revenues.    Net revenues for the six months ended April 30, 2008 increased to $31.4 million from $29.1 million in the comparable quarter last year. The $2.3 million increase is primarily due to increased revenue from new releases, including the release of Cooking Mama 2 for the Nintendo DS. The addition of this new title, in addition to continued re-orders for our previously released titles, Cooking Mama for the Nintendo DS and Cooking Mama Cook-off for the Nintendo Wii, have led to increased revenues for the franchise overall, when compared to the prior year.

Gross Profit.    Gross profit for the six months ended April 30, 2008 was $11.9 million compared to a gross profit of $10.7 million in the same period last year. The increase in gross profit is primarily attributable to the higher net revenues discussed above. Gross profit as a percentage of net sales was 38% for the six months ended April 30, 2008 compared to 37% for the six months ended April 30, 2007.

Product Research and Development Expenses.    Research and development costs increased $0.4 million to $1.6 million for the six months ended April 30, 2008 from $1.2 million for the comparable period in 2007. The increase is the result of the opening of our new development studio. We capitalized approximately $0.3 million of expenses related to the internal development of video games for the six months ended April 30, 2008.

Selling and Marketing Expenses.    Total selling and marketing expenses increased from $3.7 million for the six months ended April 30, 2007 to $4.2 million for the six months ended April 30, 2008. The increase is primarily due to higher media costs associated with the release of new titles during the six months ended April 30, 2008. Selling and marketing expense as a percentage of net sales was approximately 13% for the six months ended April 30, 2008 and 2007.

General and Administrative Expenses.    For the six month period ended April 30, 2008 general and administrative expenses were $4.1 million, a decrease of $0.3 million from $4.4 million in the comparable period in 2007. The decrease is primarily due to lower legal fees related to shareholder and other litigation.

Settlement of Litigation and Related Charges, net.    During the six months ended April 30, 2007, we recorded a $2.5 million charge in connection with the fair value of shares of common stock that we have agreed to issue in settlement of a class action securities litigation against the Company. The charge of $2.5 million, represented the fair value, on the date the settlement agreement was executed.

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

Operating Income (Loss ).    Operating income for the six months ended April 30, 2008 was $2.1 million, compared to an operating loss of ($1.1) million for the six month period ended April 30, 2007. The increase in operating income was primarily due to the decline in Settlement of Litigation and Related Charges, Net, and the higher revenues and gross profit percentage discussed above.

Interest and Financing Costs, Net.    Interest and financing costs decreased to $0.3 million for the six months ended April 30, 2008 from $1.2 million for the six months ended April 30, 2007. The decrease of $0.9 million is the result of a lower percentage of our inventory purchases being financed through letters of credit and lower factoring fees.

Change in Fair Value of Warrants.    On September 5, 2007 we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with FASB statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Staff position 150-1 Issuers Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement 150.

We recorded income of $0.6 million for the six months ended April 30, 2008, reflecting the decrease in fair value of the warrants during the period.

Income Taxes.    For the six months ended April 30, 2008, we did not provide for income taxes because our net operating loss carryforwards exceeded our taxable income. For the six months ended April 30, 2007, we did not record any income tax benefit because realization of the resulting loss carryforwards can not be assured.

Net Income (Loss ).    Net income for the six months ended April 30, 2008 was $2.4 million, an increase of $4.7 million from a net loss of ($2.3) million for the comparable period in 2007. The increase in net income was primarily due to the reduction in settlement of litigation and related charges, net, income from the change in fair value of warrants, and reduced interest and financing costs discussed above.

Liquidity and Capital Resources

We incurred an annual net loss of $4.8 million in 2007 and a net loss of $5.4 million in 2006. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements.

We generated net income of $2.4 million for the six months ended April 30, 2008. While our current plan is to fund our operations through product sales, historically, our business has been seasonal in nature, and we may be required to modify that plan, or seek outside sources of financing if our operating and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. Management believes it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and the company was unable to obtain alternative financing, it could create a material adverse change in the business.

While our cash and cash equivalents balance was $8.1 million as of April 30, 2008, we expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives. To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.

Under our factoring agreement we have the ability to take cash advances against accounts receivable and inventory of up to $20 million, and the availability of up to $2 million in letters of credit. The factor, in his sole discretion, can reduce the availability of financing at anytime. In addition, we have $10 million of availability for letters of credit and purchase order financing with another lender.

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

As of April 30, 2008 we had open letters of credit aggregating $0.5 million for inventory purchases to be delivered during the subsequent quarter.

We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $5.2 million, $4.5 million of which are payable through October 31, 2008.

As of April 30, 2008 we were committed under operating leases for office space and equipment for approximately $0.9 million through December 2010.

Effective January 1, 2007, upon his resignation, we entered into a consulting agreement with Morris Sutton, our former Chairman Emeritus under which he will provide services as a consultant for a two year period. The agreement provides for a monthly retainer of $29,175 and a commission equal to 2% of sales to certain specified accounts.

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

During the twelve months ended October 31, 2007, we recorded a $2.8 million charge in connection with the expected settlement of the class action litigation. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares since that date. During the six months ended April 30, 2008, we recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on April 30, 2008.

There is no assurance that the settlements described above will be achieved. Further if the settlements are not achieved, there can be no assurance that our insurance will be adequate to cover our costs relating to the litigation. Any expenses incurred in connection with the litigations not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.

Cash Flows

Cash and cash equivalents were $8.1 million at April 30, 2008 compared to $7.3 million at October 31, 2007.

Operating Cash Flows.    Cash provided by operating activities during the six months ended April 30, 2008 and 2007 was approximately $1.1 million. Increased net income in 2008 and increased working capital resulting from decreased inventory levels, was offset by increases in the net amount of accounts receivable due from our factor, investment in prepaid development and royalty expenses and other working capital items. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.

Investing Cash Flows.    Cash used in investing activities for the six months ended April 30, 2008 was approximately $0.2 million, compared to $0.1 million for the six months ended April 30, 2007. Cash used in investing activities consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth. The $0.1 million increase for the six months ended April 30, 2008, when compared to the six months ended April 30, 2007, is due to the opening of our new development studio during fiscal 2008.

Financing Cash Flows.    Cash used in financing activities for the six months ended April 30, 2008 is comprised of registration fees related to an private equity financing completed in fiscal 2007. Cash used in financing activities in the six months ended April 30, 2007 was $0.6 million relating to a reduction in outstanding inventory financing.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At April 30, 2008 we did not have any foreign exchange contracts.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Jesse Sutton
Jesse Sutton Chief Executive Officer

Date: June 16, 2008