Form 10-Q
period 2008-07-31
MAJESCO ENTERTAINMENT CO
filed 2008-09-15
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 12, 2008, there were 30,129,279 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
July 31, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	July 31,	October 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,765	$7,277
Due from factor	773	—
Accounts and other receivables	65	670
Inventory	2,001	3,850
Capitalized software development costs and license fees, current portion	6,377	2,171
Prepaid expenses	310	1,128

Total current assets	17,291	15,096
Property and equipment — net	599	568
Capitalized software development costs and license fees, net of current portion	—	549
Other assets	83	100

Total assets	$17,973	$16,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,670	$7,488
Share based litigation settlement	2,500	2,822
Due to factor	—	1,527
Inventory financing payable	572	—
Advances from customers	86	425

Total current liabilities	10,828	12,262

Warrant liability	503	1,460

Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 28,816,095 and 28,675,962 issued and outstanding at July 31, 2008 and October 31, 2007, respectively	29	29
Additional paid in capital	101,356	100,201
Accumulated deficit	(94,559)	(97,524)
Accumulated other comprehensive loss	(184)	(115)

Total stockholders’ equity	6,642	2,591

Total liabilities and stockholders’ equity	$17,973	$16,313

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net revenues	$14,456	$10,010	$45,895	$39,121

Cost of sales
Product costs	5,849	5,421	19,546	19,813
Software development costs and license fees	2,457	1,632	8,254	5,685

	8,306	7,053	27,800	25,498

Gross profit	6,150	2,957	18,095	13,623

Operating costs and expenses
Product research and development	812	536	2,421	1,687
Selling and marketing	2,264	2,039	6,485	5,725
General and administrative	2,737	1,664	6,865	6,138
Gain on settlement of liabilities and other gains	—	(75)	—	(314)
Depreciation and amortization	59	75	221	220
Settlement of litigation and related charges, net	—	—	(322)	2,500

	5,872	4,239	15,670	15,956

Operating income (loss)	278	(1,282)	2,425	(2,333)
Other expenses (income)
Interest and financing costs, net	121	266	417	1,477
Change in fair value of warrants	(363)	—	(957)	—

Income (loss) before income taxes	520	(1,548)	2,965	(3,810)
Income taxes	—	—	—	—

Net income (loss)	$520	$(1,548)	$2,965	$(3,810)

Net income (loss) per share:
Basic	$0.02	$(0.06)	$0.11	$(0.16)

Diluted	$0.02	$(0.06)	$0.11	$(0.16)

Weighted average shares outstanding:
Basic	27,476,286	23,862,617	27,415,009	23,716,363

Diluted	27,476,286	23,862,617	27,482,498	23,716,363

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,965	$(3,810)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	221	220
Change in fair value of warrants	(957)	—
Share based litigation settlement	(322)	—
Fair value of common stock purchase warrant issued for services	77	—
Non-cash compensation expense	1,118	1,013
Gain on settlement of liabilities and other gains	—	(314)
Amortization of software development costs and prepaid license fees	3,684	2,499
Changes in operating assets and liabilities
Due from factor — net	(2,300)	1,471
Other receivables	606	2,588
Inventory	1,850	971
Capitalized software development costs and prepaid license fees	(7,341)	(2,671)
Prepaid expenses and other	835	1,097
Accounts payable and accrued expenses	179	(1,394)
Advances from customers	(339)	(132)

Net cash provided by operating activities	276	1,538

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(252)	(122)

Net cash used in investing activities	(252)	(122)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance cost on equity financing	(40)	—
Proceeds from exercise of stock options	—	49
Inventory financing	572	(1,381)

Net cash provided by (used in) financing activities	532	(1,332)

Effect of exchange rates on cash and cash equivalents	(68)	(44)

Net increase in cash	488	40
Cash and cash equivalents — beginning of period	7,277	3,794

Cash and cash equivalents — end of period	$7,765	$3,834

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable settled through the issuance of common stock, classified as a mandatorily redeemable liability	$—	$365

Cash paid for interest	$410	$1,477

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)
1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION
     Majesco Entertainment Company, together with its wholly owned UK subsidiary (“Majesco” or the “Company”), is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.
     The Company’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. The Company sells its products directly and through resellers, primarily to U.S. retail chains, including Best Buy, GameStop/Electronics Boutique, Circuit City, Target, Toys “R” Us and Wal-Mart. Majesco also sells products internationally through partnerships with international publishers. The Company has developed retail and distribution network relationships over its more than 22-year history.
     Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo’s Game Boy Advance, or GBA, DS, Micro, GameCube and Wii, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox and Xbox 360, and the personal computer, or PC.
     Majesco’s offerings include video game software and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. These products are developed and sold domestically and internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated and other financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment. Net sales by geographic region were as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2008	%	2007	%	2008	%	2007	%
United States	$13,228	91.5%	$7,079	70.7%	$43,039	93.8%	$33,925	86.7%
Europe	1,228	8.5%	2,931	29.3%	2,856	6.2%	5,196	13.3%

Total	$14,456	100.0%	$10,010	100.0%	$45,895	100.0%	$39,121	100.0%

     The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended October 31, 2007 filed with the Securities and Exchange Commission on Form 10-K on January 29, 2008. Certain prior-year amounts have been reclassified to conform to the 2008 presentation.
     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding management’s expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on available information as of the date hereof. It is important to note that actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding among other things, the Company’s ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately, many of which may be beyond Majesco’s control. Although management believes that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Revenue Recognition. The Company recognizes revenue upon the shipment of its products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Some of the Company’s software products provide limited online features at no additional cost to the consumer. Generally, such features have been considered to be incidental to our overall product offerings and an inconsequential deliverable. Accordingly, the Company does not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying the Company’s revenue recognition policy.
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
     Earnings/(Loss) Per Share. Basic earnings/(loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share excludes the impact of unvested shares of restricted stock issued under the Company’s incentive stock compensation plan. Diluted earnings per share reflects the potential impact of common stock options and unvested shares of restricted stock issued under the Company’s incentive stock compensation plan, and outstanding common stock purchase warrants. Diluted and basic earnings per share for the three and nine month periods ended July 31, 2007 and 2008 are the same because the impact of shares issuable under the incentive stock compensation plan and common stock purchase warrants is antidilutive after applying the treasury stock method, as is required by SFAS 128 Earnings per Share. The table below provides total potential shares outstanding at the end of each reporting period:

	July 31,	July 31,
	2008	2007
Shares issuable under common stock warrants	2,311,469	676,377
Shares issuable under stock options	1,113,477	1,123,347
Non-vested portion of restricted stock grants	1,337,032	1,144,222

	4,761,978	2,943,946

     Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. On November 1, 2007, we adopted the provisions of FIN 48 on a prospective basis. The adoption of Fin 48 did not have a material impact on the financial statements.
     Recent Accounting Pronouncements. In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be our fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.
3. INCOME TAXES
     On November 1, 2007 the Company adopted FIN 48, as discussed in Note 2, above. FIN 48 contains a two step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the uncertain tax position for recognition. Each position is evaluated based on its technical merits and a determination is made whether it is “more likely than not” that the position would be sustained upon examination by a tax authority with full knowledge of the facts and circumstances. No benefit is recognized for a tax position that does not meet the “more likely than not” recognition threshold. The second step is to measure the tax benefit of each position. The tax benefit is the largest amount which is more than 50% likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 on November 1, 2007 had no impact on Majesco’s accumulated deficit balance.
     The Company files income tax returns in the U.S. and various foreign jurisdictions.
     As of July 31, 2008, we had $1.2 million in unrecognized tax benefits, of which $0.1 million would impact our tax rate if recognized.
     Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense in the Company’s consolidated statement of operations. As of November 1, 2007 and July 31, 2008, no accrual for the potential payment of penalties was recognized.

     As of July 31, 2008, no U.S. federal, state or foreign income tax examinations were being conducted. Majesco’s US federal tax returns have been examined for the tax years 2003 through 2004, with the results of such examinations being reflected in results of operations as of October 31, 2007. No significant changes in our unrecognized tax benefits over the next twelve months are expected.
     The Company has recorded a full valuation allowance against its net deferred tax assets, including net operating loss carryforwards, because their utilization is not considered more likely than not. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards for income tax purposes at October 31, 2007 amounts to approximately $72 million and expires in various annual amounts through 2027.
     For the three and nine months ended July 31, 2008, no additional liabilities related to unrecognized income tax benefits were identified or recorded. Therefore the adoption of FIN 48 did not impact net income for the three and nine months ended July 31, 2008.
4. DUE FROM FACTOR
     Due from (to) factor consists of the following:

	July 31,	October 31,
	2008	2007
Outstanding accounts receivable sold to factor	$9,955	$7,015
Less: allowance	(2,963)	(3,105)
Less: advances from factor	(6,219)	(5,437)

	$773	$(1,527)

     The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Nine Months Ended
	July 31,
	2008	2007
Balance — beginning of period	$(3,105)	$(4,047)
Add: provision	(2,500)	(1,930)
Less: amounts charged against allowance	2,642	2,808

Balance — end of period	$(2,963)	$(3,169)

5. ACCOUNTS AND OTHER RECEIVABLES
     The following table presents the major components of accounts and other receivables:

	July 31,	October 31,
	2008	2007
Accounts receivable	$—	$402
Legal fee reimbursements due from insurance carriers	65	268

	$65	$670

6. PREPAID EXPENSES
     The following table presents the major components of prepaid expenses:

	July 31,	October 31,
	2008	2007
Advance payments for inventory	$42	$889
Other (less than 5% of total assets)	268	239

	$310	$1,128

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	July 31,	October 31,
	2008	2007
Accounts payable — trade	$2,474	$3,713
Accrued expenses:
Royalties — including accrued minimum guarantees	2,827	2,278
Salaries and other compensation	1,386	706
Sales commissions	270	179
Other accruals	713	612

	$7,670	$7,488

8. COMPREHENSIVE INCOME (LOSS)
     Accumulated other comprehensive loss consists of foreign currency translation adjustments. The components of comprehensive income (loss) for the three and nine month periods ended July 31, 2008 and 2007, is summarized as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net income (loss)	$520	$(1,548)	$2,965	$(3,810)
Other comprehensive loss — Foreign currency translation adjustments	(20)	(33)	(69)	(44)

Total comprehensive income (loss)	$500	$(1,581)	$2,896	$(3,854)

9. CONTINGENCIES AND COMMITMENTS
Commitments
     At July 31, 2008, the Company had open letters of credit aggregating $0.8 million under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent quarter.
     At July 31, 2008, the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $6.2 million, $3.4 million of which are payable through October 31, 2008. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.
     Effective January 1, 2007, upon his resignation, the Company entered into a transition agreement with Morris Sutton, its former Chairman Emeritus, under which he provides services as a consultant for a two year period. The agreement provides for a monthly retainer of $29 and a commission equal to 2% of sales to certain specified accounts.
     The Company has entered into “at will” employment agreements with certain key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and equity compensation. These agreements also contain provisions related to severance terms and change of control provisions.
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
     Under the terms of the settlement agreement in the securities class action, which is subject to notice to the shareholder class and court approval, the Company’s insurance carrier will make a cash payment and the Company will contribute shares of its common stock with a market value of approximately $2.5 million. The shares being contributed to the settlement will be distributed to the settlement class if and when the court grants final approval of the settlement and the settlement becomes effective.
     At this time, the Company cannot estimate the exact number of shares that will be contributed to the settlement, however, it will not be less than 1.8 million shares. The Company will adjust the fair value of the liability to the fair value of the shares expected to be distributed at each balance sheet date and record the resulting change as a non-cash charge or credit to earnings in each such period until the shares are distributed. The settlement provides that if the fair value of the stock falls below $2.5 million, the Company will issue additional shares, subject to certain limitations, with a fair market value equal to the amount of the decrease. Therefore, the liability will not be adjusted below $2.5 million.
     During the twelve months ended October 31, 2007, the Company recorded a $2.8 million charge in connection with the expected settlement of the class action litigation. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares since that date. During the nine months ended July 31, 2008, the Company recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on July 31, 2008.
     The number of shares that would have to be issued pursuant to the settlement agreement, if distribution was based on the closing stock price on July 31, 2008, is 2.8 million shares. This amount is 20% in excess of the number of shares initially calculated to be distributed in the agreement, which was based on a stock price of $1.37. The Company has the right to withdraw from the settlement agreement if the number of shares required to be distributed, based on the average closing bid price for the Company’s stock for the 20 days prior to the court approval of the settlement is in excess of 120% of the number of shares originally calculated.
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

     Since the settlements are subject to notice to the Company’s shareholders and to court approval, there is no assurance that the settlements described above will be consummated. Further if these settlements are not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s costs relating to these litigations. No liability has been recorded in the financial statements as of July 31, 2008 for legal or settlement expenses related to these actions, as these costs can not be reasonably estimated at this time. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on the Company’s financial condition.
     On July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The current or former officers and directors named as defendants in the complaint are Morris Sutton, Jesse Sutton, Joseph Sutton and Carl Yankowski. Bolton seeks compensatory damages of no less than $2 million and $2 million in punitive damages. The allegations in the complaint are similar to those in the class action and Trinad Capital’s action against the Company and several current and former directors and officers discussed above. No liability has been recorded in the financial statements as of July 31, 2008 for legal or settlement expenses related to the complaint, as these costs can not be reasonably estimated at this time. Expenses incurred in connection with Bolton’s litigation or any adverse resolution thereof could have a material adverse effect on the Company’s financial condition.
     The Company at times may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.
10. RELATED PARTIES
     The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company’s former Chairman Emeritus, and uncle of Jesse Sutton, the Company’s Chief Executive Officer, is a principal. During the three month period ended July 31, 2007 and the nine month periods ended July 31, 2008 and 2007, the Company was charged $0.1 million, $0.1 million and $1.0 million, respectively. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company’s knowledge, on terms no less favorable to what the Company could receive from providers of similar services.
     Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, resigned from the Company effective January 1, 2007, becoming a consultant. The Company paid approximately $113 and $348 of commissions and fees to Mr. Sutton under the consulting agreement and $17 and $47 for reimbursement of business expenses for the three and nine month periods ended July 31, 2008, respectively. The Company recorded approximately $90 and $270 for his services during the three and nine month periods ended July 31, 2007. Mr. Sutton was paid as an employee for November and December of 2006.
11. SUBSEQUENT EVENTS
     On August 4, 2008, the Company granted 1,265,000 shares of restricted stock to officers and employees of the Company pursuant to the Company’s 2004 Employee, Director and Consultant Incentive Plan. The shares had an aggregate market value of approximately $1.1 million on the date of grant and vest over a three year period beginning on the anniversary of the grant date.

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
     We publish video game software for most major interactive entertainment hardware platforms, including Nintendo’s Wii, Game Boy Advance, or GBA, DS, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox, Xbox 360, the personal computer, or PC, and other mobile devices.
     Our video game titles are targeted at various demographics at a range of price points, from lower-priced “value” titles to more expensive “premium” titles. In some instances, these titles are based on licenses of well-known properties, and in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of the majority of our video games.
     Our business model and product strategy is primarily focused on games with relatively lower development costs for both console and handheld systems targeting “mass market” consumers. We believe this strategy allows us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the GBA, DS and PSP. We also publish software for Nintendo’s Wii console, as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach “mass market” consumers. In addition, we continue to look opportunistically for titles to publish on the PC and other home console systems.
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
     Product Research and Development Expenses. Product research and development expenses relate principally to our cost of supervision of third-party video game developers, testing new products and conducting quality assurance evaluations during the development cycle as well as costs incurred at our development studio that are not allocated to games for which technological feasibility has been established. Costs incurred are employee-related, may include equipment, and are not allocated to cost of sales.
     Selling and Marketing Expenses. Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. A component of these expenses is credits to retailers for trade advertising.
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
     (Benefit) Provision for Income Taxes. Utilization of our net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to the Company’s history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under the provisions of SFAS No. 109, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.
Seasonality and Variations in Interim Quarterly Results
     Our quarterly net revenues, gross profit, and operating income are impacted significantly by the seasonality of the retail selling season, and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit as a percentage of sales also generally increase in quarters that we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. For example, sales and gross profit during the three months ended January 31, 2008 benefited from strong holiday sales of our existing products, and the release of Cooking Mama 2 for the DS. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.
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
     Revenue Recognition. We recognize revenue upon the shipment of our product when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Some of our software products provide limited online features at no additional cost to the consumer. Generally, we have considered such features to be incidental to our overall product offerings and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying our revenue recognition policy.
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
     Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three and nine month periods ended July 31, 2008 and 2007 we provided allowances for future price protection and other allowances of $0.8 million and $2.5 million, and $0.2 million and $1.9 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as we generally factor our receivables without recourse.
     Software Development Costs and Prepaid License Fees. We account for software development costs in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“FAS 86”). Software development costs include development fees, in the form of milestone payments made to independent software developers, and direct payroll and overhead costs for our internal development studio. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.
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
     When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—software development costs and license fees. As of July 31, 2008, the net carrying value of our licenses and software development costs was $6.4 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.
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
     Accounting for Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) on November 1, 2005 using the modified prospective transition method, which requires that compensation cost be recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.
     Commitments and Contingencies. The Company accounts for commitments and contingencies in accordance with financial accounting standards board Statement No. 5, Accounting for Contingencies. The company records a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Results of operations
Three months ended July 31, 2008 versus three months ended July 31, 2007
     Net Revenues. Net revenues for the three months ended July 31, 2008 increased to $14.5 million from $10.0 million in the comparable quarter last year. The $4.5 million increase is primarily due to increased revenue from new releases and revenues related to the satisfaction of minimum purchase commitments for our Dance Dance Revolution (“DDR”) dance mat product. Our quarterly net revenues are impacted significantly by the timing of new releases. Net revenues for the three months ended July 31, 2008 include the revenues from the release of two titles for the Nintendo Wii: Blastworks: Build, Trade Destroy and Wonderworld Amusement Park and two releases for the Nintendo DS: Cake Mania 2 and Nancy Drew: The Mystery of the Clue Bender Society. Comparatively, the same quarter during the prior year included launch revenues from one title release: New York Times Crosswords. Net revenues for the three months ended July 31, 2008 also include approximately $0.8 million received to satisfy a final purchase commitment for DDR dance mats. The customer agreed to make a final payment to satisfy their remaining purchase obligation under the contract in lieu of delivery of the product. Therefore there is no cost of sales related to this revenue during the period.
     Gross Profit. Gross profit for the three months ended July 31, 2008 was $6.2 million compared to a gross profit of $3.0 million in the same quarter last year. The increase in gross profit is primarily attributable to the higher net revenues for 2008 discussed above and a higher gross profit percentage. Gross profit as a percentage of net sales was 43% for the three months ended July 31, 2008 compared to 30% for the three months ended July 31, 2007. The increase in gross profit percentage is attributable to a higher gross margin on new releases and the impact of revenues related to the satisfaction of minimum purchase commitments for our Dance Dance Revolution (“DDR”) dance mat product, discussed above.
     Product Research and Development Expenses. Research and development costs increased $0.3 million to $0.8 million for the three months ended July 31, 2008 from $0.5 million for the comparable period in 2007. The increase is the result of the opening of our new development studio, additional testers to support growth in our product lineup and personnel to support our internet based initiatives. We capitalized approximately $0.3 million of expenses related to the internal development of video games for the three months ended July 31, 2008.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $2.3 million for the three months ended July 31, 2008 compared to $2.0 million for the three months ended July 31, 2007. The increase was due to internet and advertising media related to increased new releases in 2008 and higher sales commissions associated with increased revenues. Selling and marketing expense as a percentage of net sales was approximately 16% for the three months ended July 31, 2008 and 20% for the three months ended July 31, 2007.
     General and Administrative Expenses. For the three month period ended July 31, 2008 general and administrative expenses were $2.7 million, an increase of $1.0 million from $1.7 million in the comparable period in 2007. The increase is primarily due to higher compensation expenses relating to our incentive bonus program. This bonus program is primarily based on net income generated by the Company. During 2007, the Company generated a net loss, resulting in lower incentive compensation expense. General and administrative expenses include $0.4 million and $0.2 million of non cash compensation expenses for the three months ended July 31, 2008 and 2007, respectively.
     Operating Income (Loss). Operating income for the three months ended July 31, 2008 was $0.3 million, compared to an operating loss of ($1.3) million for the three month period ended July 31, 2007. The increase in operating income primarily resulted from the impact of the higher net revenue and gross profit, partially offset by the increased operating expenses discussed above.

     Interest and Financing Costs, Net. Interest and financing costs decreased to $0.1 million for the three months ended July 31, 2008 from $0.3 million for the three months ended July 31, 2007. The decrease of $0.2 million is the result of a lower percentage of our inventory purchases being financed through letters of credit and lower factoring fees.
     Change in Fair Value of Warrants. On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with FASB statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Staff position 150-1 Issuers Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement 150.
     We recorded income of $0.4 million for the three months ended July 31, 2008, reflecting the decrease in the fair value of the warrants during the period.
     Income Taxes. For the three months ended July 31, 2008, we did not record any income tax expense because our net operating loss carryforwards exceed our net income. For the three months ended July 31, 2007, we did not record any income tax benefit because realization of the resulting loss carryforwards can not be assured.
     Net Income (Loss). Net income for the three months ended July 31, 2008 was $0.5 million, an increase of $2.0 million from a net loss of $1.5 million for the comparable period in 2007, primarily due to the increased operating income and change in fair value of warrants discussed above.
Nine months ended July 31, 2008 versus nine months ended July 31, 2007
     Net Revenues. Net revenues for the nine months ended July 31, 2008 increased to $45.9 million from $39.1 million in the comparable period last year. The $6.8 million increase is primarily due to increased revenue from a greater number of new releases, including the release of Cooking Mama 2 for the Nintendo DS. The addition of this new title, in addition to continued re-orders for our previously released titles, Cooking Mama for the Nintendo DS and Cooking Mama Cook-off for the Nintendo Wii, have led to increased revenues for the franchise overall, when compared to the prior year.
     Gross Profit. Gross profit for the nine months ended July 31, 2008 was $18.1 million compared to a gross profit of $13.6 million in the same period last year. The increase in gross profit is primarily attributable to the higher net revenues discussed above and a higher gross profit percentage. Gross profit as a percentage of net sales was 39% for the nine months ended July 31, 2008 compared to 35% for the nine months ended July 31, 2007. The increase in gross profit percentage is attributable to a higher gross margin on new releases and the impact of $0.8 million of revenues related to the satisfaction of minimum purchase commitments for our Dance Dance Revolution (“DDR”) dance mat product, for which there was no cost of sales during the period.
     Product Research and Development Expenses. Research and development costs increased $0.7 million to $2.4 million for the nine months ended July 31, 2008 from $1.7 million for the comparable period in 2007. The increase is the result of the opening of our new development studio, additional testers to support growth in our product lineup and personnel to support our internet based initiatives. We capitalized approximately $0.6 million of expenses related to the internal development of video games for the nine months ended July 31, 2008.
     Selling and Marketing Expenses. Total selling and marketing expenses increased from $5.7 million for the nine months ended July 31, 2007 to $6.5 million for the nine months ended July 31, 2008. The increase is primarily due to higher media costs associated with the release of new titles during the nine months ended July 31, 2008 as compared to 2007. Selling and marketing expense as a percentage of net sales was approximately 14% and 15% for the nine months ended July 31, 2008 and 2007, respectively.
     General and Administrative Expenses. For the nine month period ended July 31, 2008 general and administrative expenses were $6.9 million, an increase of $0.8 million from $6.1 million in the comparable period in 2007. The increase is primarily due to higher compensation expenses resulting from incentive compensation plans. The Company’s incentive compensation plan is primarily based on net income generated by the Company. During 2007 the Company generated a net loss, resulting in lower incentive compensation expense. General and administrative expenses include $1.1 million and $1.0 million of non cash compensation expenses for the nine months ended July 31, 2008 and 2007, respectively.
     Settlement of Litigation and Related Charges, net. During the nine months ended July 31, 2007, we recorded a $2.5 million charge in connection with the fair value of shares of common stock that we have agreed to issue in settlement of a class action securities litigation. That initial charge of $2.5 million represented the fair value of those shares on the date the settlement agreement was executed.
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
     The number of shares that would have to be issued if they were distributed based on the closing stock price on July 31, 2008 is 2.8 million shares. This amount is more than 20% higher than the number of shares initially calculated to be distributed in the agreement, based on a stock price of $1.37. The Company has the right to terminate the settlement agreement if the number of shares to be distributed, based on the closing stock price on the date of distribution is more than 20% higher than the number of shares originally calculated.
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
     Operating Income (Loss). Operating income for the nine months ended July 31, 2008 was $2.4 million, compared to an operating loss of ($2.3) million for the nine month period ended July 31, 2007. The increase in operating income primarily resulted from the impact of the higher net revenue and gross profit, partially offset by the increased operating expenses discussed above.
     Interest and Financing Costs, Net. Interest and financing costs decreased to $0.4 million for the nine months ended July 31, 2008 from $1.5 million for the nine months ended July 31, 2007. The decrease of $1.1 million is the result of a lower percentage of our inventory purchases being financed through letters of credit and lower factoring fees.
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
     We recorded income of $1.0 million for the nine months ended July 31, 2008, reflecting the decrease in fair value of the warrants during the period.
     Income Taxes. For the nine months ended July 31, 2008, we did not provide for income taxes because our net operating loss carryforwards exceeded our taxable income. For the nine months ended July 31, 2007, we did not record any income tax benefit because realization of the resulting loss carryforwards can not be assured.
     Net Income (Loss). Net income for the nine months ended July 31, 2008 was $3.0 million, an increase of $6.8 million from a net loss of ($3.8) million for the comparable period in 2007. This increase is primarily due to the increased operating income, the reduction in settlement of litigation and related charges, net, the reduction of net interest and financing expenses and change in fair value of warrants discussed above.
Liquidity and Capital Resources
     We incurred an annual net loss of $4.8 million in 2007 and a net loss of $5.4 million in 2006. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements.
     We generated net income of $3.0 million for the nine months ended July 31, 2008. While our current plan is to fund our operations through product sales and occasional temporary use of other sources of working capital, historically, our business has been seasonal in nature, and we may be required to modify that plan or seek outside sources of financing if our operating and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. Management believes it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and we are unable to obtain alternative financing, it could create a material adverse change in our business.
     While our cash and cash equivalents balance was $7.8 million as of July 31, 2008, we expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives. To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.
     Under our factoring agreement we have the ability to take cash advances against accounts receivable and inventory of up to $20 million, and the availability of up to $2 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at anytime. In addition, we have $10 million of availability for letters of credit and purchase order financing with another lender.
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
     As of July 31, 2008, we had open letters of credit aggregating $0.8 million for inventory purchases to be delivered during the subsequent quarter.
     We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $6.2 million, $3.4 million of which are payable through October 31, 2008.
     As of July 31, 2008, we were committed under operating leases for office space and equipment for approximately $0.8 million through December 2010.
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
     Under the terms of the settlement agreement in the securities class action, which is subject to notice to the shareholder class and court approval, our insurance carrier will make a cash payment and we will contribute shares of our common stock with a market value of $2.5 million. The shares being contributed to the settlement will be distributed to the settlement class if and when the court grants final approval of the settlement and the settlement becomes effective.
     At this time, we cannot estimate the exact number of shares that will be contributed to the settlement, however, it will not be less than 1.8 million shares. We will adjust the fair value of the liability to the fair value of the shares expected to be distributed at each balance sheet date and record the resulting change as a non-cash charge or credit to earnings in each such period until the shares are distributed. The settlement provides that if the fair value of the stock falls below $2.5 million, we will issue additional shares, subject to certain limitations, with a fair market value equal to the amount of the decrease. Therefore, the liability will not be adjusted below $2.5 million.
     The number of shares that would have to be issued pursuant to the settlement agreement, if distribution was based on the closing stock price on July 31, 2008, is 2.8 million shares. This amount is 20% in excess of the number of shares initially calculated to be distributed in the agreement, which was based on a stock price of $1.37. The Company has the right to withdraw from the settlement agreement if the number of shares required to be distributed, based on the average closing bid price for the Company’s stock for the 20 days prior to the court approval of the settlement is in excess of 120% of the number of shares originally calculated.

     During the twelve months ended October 31, 2007, we recorded a $2.8 million charge in connection with the expected settlement of the class action litigation. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares since that date. During the nine months ended July 31, 2008, we recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on July 31, 2008.
     There is no assurance that the settlements described above will be consummated. Further if the settlements are not achieved, there can be no assurance that our insurance will be adequate to cover our costs. Any expenses incurred in connection with the litigations not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.
Cash Flows
     Cash and cash equivalents were $7.8 million at July 31, 2008 compared to $7.3 million at October 31, 2007.
     Operating Cash Flows. Cash provided by operating activities during the nine months ended July 31, 2008 was approximately $0.3 million compared to $1.5 million for the nine months ended July 31, 2007. Increased net income in 2008 and increased working capital resulting from decreased inventory levels, was offset by increases in the net amount of accounts receivable due from our factor, investment in prepaid development and royalty costs and other working capital items. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.
     Investing Cash Flows. Cash used in investing activities for the nine months ended July 31, 2008 was approximately $0.3 million, compared to $0.1 million for the nine months ended July 31, 2007. Cash used in investing activities consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth. The $0.2 million increase for the nine months ended July 31, 2008, when compared to the nine months ended July 31, 2007, is due to the opening of our new development studio during fiscal 2008.
     Financing Cash Flows. Cash provided by financing activities for the nine months ended July 31, 2008 was comprised of proceeds from inventory financing and was partially offset by registration fees related to a private equity financing completed in fiscal 2007. Cash used in financing activities during the nine months ended July 31, 2007 was primarily due to a reduction in outstanding inventory financing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. The principal foreign currencies involved in the conduct of our international operations are the Euro and the British pound. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At July 31, 2008 we did not have any foreign exchange contracts.
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
     Our common stock currently trades on the NASDAQ Capital Market. This market has continued listing requirements that we must continue to maintain to avoid delisting. The standards include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million pursuant to Marketplace Rule 4310(c)(2)(B)(i); (ii) a market value of listed securities of $35 million pursuant to Marketplace Rule 4310(c)(2)(B)(ii); or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years pursuant to Marketplace Rule 4310(c)(2)(B)(iii). Our results of operations and our fluctuating stock price directly impact our ability to satisfy these listing standards. In the event we are unable to maintain these listing standards, we may be subject to delisting.
     On August 22, 2008, we received a notice from The NASDAQ Stock Market, Inc. (“NASDAQ”) notifying us that for the 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 4310 (c) (4).
     The letter also stated that, in accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), we will be provided 180 calendar days, or until February 18, 2009, to regain compliance with the minimum bid price requirement. Compliance is achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten consecutive trading days prior to February 18, 2009.
     If we do not achieve compliance within the required period, the Company will be reevaluated to determine whether it meets the NASDAQ Capital Market’s initial listing criteria as set forth in Marketplace Rule 4310(c), with the exception of the bid price requirement. If the Company meets the initial listing criteria, which differ from the continued listing criteria, the NASDAQ staff will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, the NASDAQ staff will provide written notification that our securities will be delisted. In that event and at that time, the Company may appeal the NASDAQ staff delisting determination to a NASDAQ Listing Qualifications Panel.
     A delisting from NASDAQ would result in our common stock being eligible for listing on the Over-The-Counter Bulletin Board (the “OTCBB”). The OTCBB is generally considered to be a less efficient system than markets such as NASDAQ or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock on the OTCBB may make us less desirable to institutional investors and may, therefore, limit our future equity funding options and could negatively affect the liquidity of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders, held on June 10, 2008, our stockholders elected the following individuals as Class III members of the Company’s Board of Directors:

	For	Withheld
Allan Grafman	20,602,546	184,938
Stephen Wilson	20,602, 466	185,018
     In addition, the following matter was voted on and approved by the stockholders:
     To ratify the appointment of McGladrey & Pullen, LLP as our independent public accountants for fiscal 2008.

For	Against	Abstain
20,663,519	48,986	78,978
Item 5. Other Information
We plan to hold our 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”) on April 21st, 2009.
The 2009 Annual Meeting date constitutes a change of more than 30 days from the anniversary of our 2008 Annual Meeting of Stockholders. As a result, pursuant to the Securities Exchange Act of 1934, as amended, we have set a new deadline for the receipt of stockholder proposals submitted for inclusion in our proxy materials for the 2009 Annual Meeting. Taking into consideration the time and process for addressing any deficiencies in proposals that may be submitted, we have determined that the new deadline for delivering stockholder proposals to us will be the close of business on December 19, 2008. Such proposals should be delivered to: Majesco Entertainment Company, 160 Raritan Center Parkway, Edison, NJ 08837, Attention: Secretary. We recommend that such proposals be sent by certified mail, return receipt requested. Such proposals also will need to comply with the rules of the Securities and Exchange Commission regarding the inclusion of stockholder proposals in our proxy materials and may be omitted if not in compliance with applicable requirements.

In addition, in accordance with the requirements for advance notice set forth in our bylaws, in order for a stockholder proposal to be submitted or a director nomination to be considered timely, such proposal or nomination must be received by our corporate secretary not earlier than the close of business on the ninetieth (90) day prior to such annual meeting and not later than the close of business on the sixtieth (60th) day prior to such annual meeting.
Item 6. Exhibits
10.1	Amended and Restated Directors Compensation Policy

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer

Date: September 15, 2008