Form 10-K
period 2008-10-31
MAJESCO ENTERTAINMENT CO
filed 2009-01-29
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended October 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, Par Value $0.001
(Title of class)
     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates as of April 30, 2008 was $15.2 million.
     The outstanding number of shares of common stock as of January 28, 2009 was 30,210,037.
     The Registrant’s proxy or information statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Item 1. Business.
Forward-looking Statements
     Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.
Introduction
     We are a provider of video game products primarily for the family oriented, mass market consumer. Our products allow us to capitalize on the large and growing installed base of interactive entertainment enthusiasts on a variety of different console, PC and handheld platforms. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products internationally through distribution agreements with international publishers. We have developed our retail and distribution network relationships over our 22-year history.
     We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS and Wii, Sony’s PlayStation 2, or PS2, PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox and Xbox 360 and the personal computer, or PC. In addition, we have manufactured and marketed stand alone plug and play video game systems and peripheral devices targeted at the mass-market.
     Our video game titles are targeted at various demographics at a range of price points, from lower-priced “value” titles to more expensive “premium” titles. In some instances, these titles are based on licenses of well known properties and, in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.
     Due to the larger budget requirements for developing and marketing premium console titles for core gamers, we focus on publishing more casual games targeting mass market consumers. In particular, we have focused on the Nintendo DS and Wii, which have, focused on attracting similar demographics and we currently have 15 Wii and 16 DS games in development.
Revised Business Model Update
     During the second half of fiscal year 2005, we had several major developments that ultimately led us to revise our business model and shift our product strategy away from capital intensive premium console games to a focus on games for handheld systems and value products. During the latter half of 2005 the interactive entertainment industry experienced a sales slowdown related to the transition to the next generation of game consoles. At the same time, the prevalence of MP3 players and other devices providing digital entertainment led to increased competition for consumers’ discretionary spending. As a result, we experienced weak sales across all of our product lines and subsequently decided to sell off our rights to and/or cancel a number of our big budget video games in development. For our fiscal year ended October 31, 2005, we recorded impairment charges related to capitalized software development costs and prepaid license fees of $36.8 million and inventory of $5.1 million. This contributed to an operating loss of $70.2 million.

     Subsequently, we revised our strategy and business model to focus product development efforts on quality games that are easy to ''pick-up-and-play,’’ priced affordably and targeted for the mass market.
     Throughout fiscal 2008, we continued to execute on this business model and product strategy. Key accomplishments include:
•	Reached 3.4 million units sold domestically of the Cooking Mama franchise;

•	Cooking Mama: Cook Off won the 2008 ALSC Great Interactive Software for Kids (Midwinter List) award;

•	Published 12 titles for the Nintendo DS, nine titles for Wii and one title for the Sony PlayStation Portable;

•	Launched Jillian Michaels’ Fitness Ultimatum 2009, featuring expert advice from Michaels, the strength trainer and life coach on the popular television series “The Biggest Loser,” the game was a top holiday seller on the Nintendo Wii.
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
Industry Overview
     The interactive entertainment industry is mainly comprised of video game hardware platforms, video game software and peripherals. Within this industry, North American combined sales of video game hardware, video game software and video game peripherals were approximately $21.3 billion in 2008 according to the NPD Group. Of that total, video game software sales accounted for nearly $11.0 billion, and hardware and accessories sales accounted for $10.3 billion.
Video Game Hardware Platforms
     Video game hardware platforms are comprised of home game consoles, or consoles, and portable handheld game devices, or handhelds, as well as multi-functional devices such as PCs, Personal Digital Assistants, or PDAs, and mobile phones. The current generation of consoles includes Nintendo’s Wii, Sony’s PlayStation 3 and Microsoft’s Xbox 360. On November 22, 2005, Microsoft launched the first of the next-generation consoles, the Xbox 360. According to the NPD Group, a global provider of consumer and retail market research information, the installed base for the Xbox 360 as of December 2008 was approximately 13.8 million. Sony’s PlayStation 3 and Nintendo’s Wii, were released in North America on November 17, 2006 and November 19, 2006, respectively. According to the NPD Group, the installed base for the Wii and PlayStation 3 as of December 2008 are approximately 17.5 million and 6.9 million, respectively. These advanced consoles feature improved graphics capabilities, increased storage capacity and incremental online, wireless and multi-media entertainment functionality intended to attract a wider audience.

     The current generation of handhelds is dominated by Nintendo’s DS which launched in November 2004 and features a dual screen, wi-fi capability, higher capacity storage media than its predecessor Game Boy Advance, and is backward compatible with GBA cartridges. According to the NPD Group, the North American Nintendo DS installed base is 27.6 million as of December 2008. In March 2005, Sony launched the Sony PlayStation Portable system. According to the NPD Group, the North American PSP installed base was approximately 14.3 million as of December 2008.
     The ability of multi-functional devices, such as PCs, PDAs and mobile phones, to serve as video game platforms has also been greatly enhanced. This is due to periodic advances in microprocessors, graphics chips, storage capacity, operating systems and media and digital rights management. These advances have enabled developers to introduce video games for multi-functional devices with enhanced game play technology and high resolution graphics.
Video Game Software
     Video game software is created by the console and handheld manufacturers and by independent publishers and developers. Console and handheld manufacturers license publishers to develop video games for their platforms and retain a significant degree of control over the content, quality and manufacturing of these products. Most manufacturers also receive a royalty for every software title manufactured for their platform. The publishers, subject to the approval of the platform manufacturers, determine the types of games they will create. Publishers either utilize their own in-house development teams or outsource game development to third party developers. Following development, publishers then market and sell these products to retailers, either directly or through resellers.
     Premium games are often based on licensed popular content or original content with strong characters and storylines. Premium games for consoles generally receive extensive development and marketing investments. Premium games are also higher priced than value titles.
     Value titles are generally priced at or below a suggested retail price of $20.00. Success in the value category is largely based on the ability to cost-effectively bring value titles to market quickly, capitalize on current trends and place these titles with major retailers.
     Traditionally, video games and video content have been delivered using CDs, DVDs or cartridges. More recently, full games and other supplemental content, including additional levels, weapons, vehicles and more, can now be delivered via the Internet through game portals, such as Xbox Live, and various Internet sites, such as Yahoo!. The popularity of this emerging download category is expected to increase, especially within the large-scale multiplayer game segment and among the user bases of the next generation consoles, PDAs and mobile phones.
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
Strategy
     Our objective is to be an innovative provider of video games for the mass market with a focus on developing and publishing a wide range of casual and family oriented video games. Specifically, we strive to:
▪ Focus product development efforts on quality games that are easy to “pick-up-and-play,” priced affordably and targeted for the mass-market.
     Video game development of casual games is generally less expensive and simpler than development of games for the core gamer demographic, particularly on the PS3 and Xbox 360, where expectations for graphic quality and depth of play are very high. As such, we are focusing our game development efforts on products for the Nintendo DS and Wii systems, which have appealing price points and unique play mechanics that continue to resonate with the mainstream gamer and have experienced significant installed base growth over the past two years. As such, we have a number of games in development for the Wii system. In general, from a game play/content perspective, we are focusing on publishing games that are relatively easy to play and whose subject matter will appeal to as wide an audience as possible.
▪ Create our own intellectual property.
     During the past year, we have increased the number of titles we have published for which we own the intellectual property rights. During 2008, the titles we published for which we owned the intellectual property rights include: Blastworks, Wonderworld Amusement Park and Zoo Hospital. Owning these rights can substantially improve the profitability of the titles we publish by significantly reducing licensing costs for sequels. We believe that, over the long term, owning these rights for games that we publish best positions us financially and competitively. As part of this strategy, we opened our own studio this year which will develop a small percentage of our games.
▪ Leverage our long-term success in the value category.
     Publishing software for the value category (suggested price point at or below $20), which requires a relatively low investment in development and marketing, has historically been one of our strengths. We have published a strong portfolio of value titles for the GBA platform that includes products based on well known licensed properties, such as Frogger, Cartoon Network and Strawberry Shortcake, as well as for popular mass market interests/trends (Monster Trucks, Quad Desert Fury, Texas Hold ‘Em Poker, The New York Times Crosswords). We were one of the first publishers to develop a line of high-quality value titles for the Nintendo DS handheld system and, to date, have launched 38 such titles priced at or below $20.00. We have also opportunistically published console titles that offer a quality game play experience at value price points, such as Cake Mania 2, Nancy Drew: The Mystery of the Clue Bender Society and the Humongous line of games for Wii: Freddi Fish, Spy Fox and Pajama Sam. Going forward, we intend to capitalize on our ability to quickly create or obtain high-quality products to sell at value prices and expand our value product line to other platforms, genres and distribution outlets.
▪ Strategically pursue alternative distribution channels for existing and new products.
     Over the last two years, we have continued to pursue partnerships in the digital download arena. Psychonauts was recently added to Microsoft’s Xbox Originals program which lets Xbox 360 owners download classic Xbox titles for play on the 360. We also licensed out non-exclusive digital rights for back catalog PC games, such as BloodRayne 2, Psychonauts and Advent Rising, to some of the leading players in this area including Turner’s GameTap Network, Valve’s Steam broadband gaming platform, TryMedia’s digital download network and Boonty. We view these initiatives as incremental revenue with little to no cost. We are in discussions with additional partners in order to maximize this revenue stream and further participate in the digital download and fast-growing online gaming market.
▪ Increase our market share in Europe and Pacific Rim territories.
     As the global gaming market continues to grow, we believe that international markets represent a significant growth opportunity for us. Over the last two years, we have expanded our international presence and, in late fiscal year 2005, we established an office in the United Kingdom and have entered into license and distribution agreements with leading international publishers for distribution in European and PAL territories. Under these agreements, the distributor fulfills all sales, marketing and distribution needs for our multi-format product line-up. Our first sales under this agreement were realized in early 2006. We have generated net revenues of approximately $23.3 million during the three year period ended October 31, 2008. We are also developing distribution relationships in Asia Pacific and Japan and, are targeting new territories, such as China, for expansion.
▪ Leverage our industry relationships and entrepreneurial environment to enter new categories and bring innovative products to market.
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
     Our most successful franchise to date has been Cooking Mama that, through January 19, 2009, has sold approximately 3.4 million units across four SKU’s. In North America, Cooking Mama for the DS was first introduced in September 2006 at a $19.99 value price and has sold more than 1.8 million units. The Wii version, Cooking Mama: Cook Off, launched in March 2007 and Cooking Mama 2: Dinner with Friends for DS was released in November 2007 at a $29.99 price point. The most recent installment is Cooking Mama World Kitchen for Wii that was released in November 2008 at $49.99.
Games
     As of November 2008, our active catalog included more than 40 SKUs, which we categorize as either value or premium titles.
     Value Titles
     We believe we are a leading publisher of value titles and will continue to expand our value product line to other platforms, genres and distribution outlets. Value titles are typically sold at suggested retail prices at or below $20. Examples of products in this category include:
•	Titles based on emerging consumer fads or trends where we rapidly develop a quality title to capitalize on such interest, such as our two Brain Boost titles, ATV Quad Frenzy and Texas Hold ‘Em;

•	Titles based on well known downloadable games, such as Cake Mania and Fish Tycoon; and

•	Titles that were once our premium titles but over time have become part of our value line, including: The New York Times Crosswords, Holly Hobbie & Friends and Age of Empires for DS.
   Selected value titles, their compatible platforms and launch dates include:

Selected Titles	Platform	Launch Date
Super Black Bass Fishing	DS	March 2006
3-1 Sports Pack	GBA	March 2006
Bust-A-Move Deluxe	PSP	April 2006
Dino Master	DS	May 2006
Strawberry Shortcake Sweet Dreams	GBA	September 2006
Cooking Mama	DS	September 2006
Monster Bomber	DS	November 2006
Brain Boost: Beta & Gamma	DS	November 2006
F-24 Stealth Fighter	GBA	November 2006
F-24 Stealth Fighter	DS	February 2007
Cake Mania	DS	April 2007
Toon-Doku	DS	April 2007

Selected Titles	Platform	Launch Date
Operation Vietnam	DS	August 2007
Turn It Around	DS	August 2007
The Wild West	DS	August 2007
Fish Tycoon	DS	October 2007
Left Brain Right Brain	DS	December 2007
Furu Furu Park	Wii	January 2008
Mega Brain Boost	DS	January 2008
Pet Pals: Animal Doctor	DS	February 2008
Blokus Portable: Steambot Championship	PSP	February 2008
Toy Shop	DS	April 2008
Cake Mania 2	DS	June 2008
Nancy Drew: The Mystery of the Clue Bender Society	DS	July 2008
Freddi Fish: Kelp Seed Mystery	Wii	August 2008
Pajama Sam: Don’t Fear the Dark	Wii	August 2008
Spy Fox in Dry Cereal	Wii	August 2008
Air Traffic Chaos	DS	September 2008
Babysitting Mania	DS	September 2008
     Premium Titles
     Our most successful proprietary premium title has been BloodRayne which, since its launch in October 2002, has generated significant consumer interest and worldwide retail sales of nearly a million units. As a result of this success, we developed a sequel, BloodRayne 2 which, was released in October 2004, and entered into a number of licensing agreements including a strategy guide, a comic book series, apparel, resin statues, WallSkinz, a feature film that was released in January 2006 and a sequel film that was released in September 2007. In addition to intellectual properties that we own, we also license the rights to content from developers or media entertainment companies, as in the cases of Age of Empires, Cake Mania, Cooking Mama, Nacho Libre, Teen Titans and the classic action-suspense film, Jaws.
     Selected premium titles, their compatible platforms and launch dates include:

Selected Titles	Platform	Launch Date
BloodRayne	Xbox, PS2, GC, PC	October 2002
BloodRayne 2	Xbox, PS2, PC	October 2004
Advent Rising	Xbox, PC	May 2005
Psychonauts	Xbox, PS2, PC	April, July 2005
Teen Titans	GBA	October 2005
Infected	PSP	November 2005
Aeon Flux	Xbox, PS2	November 2005
Teen Titans	GBA	February 2006
Age of Empires: The Age of Kings	DS	February 2006
Guilty Gear Dust Strikers	DS	April 2006
JAWS ‘Unleashed’	Xbox, PS2, PC	May 2006
MechAssault: Phantom War	DS	September 2006
Guilty Gear Judgment	PSP	September 2006
Teen Titans 2	GBA	October 2006
Nacho Libre	DS	October 2006
Cooking Mama: Cook Off	Wii	March 2007
Bust-A-Move Bash!	Wii	April 2007

Selected Titles	Platform	Launch Date
The New York Times Crosswords	DS	May 2007
Nancy Drew: Deadly Secret of Olde World Park	DS	September 2007
Holly Hobbie & Friends	DS	October 2007
Zoo Hospital	DS	October 2007
Kengo: Legend of the 9	Xbox 360	September 2007
Cooking Mama 2: Dinner with Friends	DS	November 2007
Nanostray 2	DS	March 2008
Eco-Creatures: Save the Forest	DS	March 2008
Wild Earth: African Safari	Wii	April 2008
BlastWorks: Build, Trade, Destroy	Wii	June 2008
Wonder World Amusement Park	Wii	July 2008
Zoo Hospital	Wii	September 2008
Jillian Michaels’ Fitness Ultimatum 2009	Wii	October 2008
Away: Shuffle Dunegon	DS	October 2008
Peripheral Products
     While we are no longer actively engaged in this category, our peripheral products in the past consisted principally of our back catalog TV Arcade plug-and-play products. These products were stand-alone games that connect directly into television sets with standard RCA cables. These are battery operated and require no additional hardware or software. In 2006, we acted as a developer and manufacturer of Konami’s Strawberry Shortcake™, Dance Dance Revolution® and Dance Dance Revolution® Disney Mix for Konami. These Plug ‘N Play products combine the high-energy dance gameplay of Konami’s hit Dance Dance Revolution® (DDR) video game franchise with characters and music from each property.
Product Development
     Prior to initiating the development of a video game title, we perform market research, studio due diligence and financial analyses. A title must then be approved by our “green light” committee comprised of members from our executive, product development, finance, sales and marketing and legal/business affairs teams before being accepted for publication. Once accepted, the title is evaluated at regular milestones to ensure it is progressing on time, according to specifications and on budget. In accordance with our current strategy, we will concentrate on procuring handheld products, reasonably-priced Wii products, value products and opportunistically pursuing console titles.
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
     On November 7, 2007, we announced the creation of an internal development facility to be based in Los Angeles. The studio adds technical and design skills to the company’s overall operation and specifically focuses on products and properties for the casual gamer. We estimate that this studio will develop a small number of our titles annually.
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
Intellectual Property
Platform Licenses
     Hardware platform manufacturers require that publishers obtain a license from them to publish titles for their platforms. We currently have non-exclusive licenses from Nintendo for DS, GBA, GameCube and Wii, from Sony for PS2 and PSP and from Microsoft for Xbox and Xbox 360. Each license generally extends for a term of between two to four years and is terminable under a variety of circumstances. Each license allows us to create one or more products for the applicable system, and requires us to pay a per-unit license fee and/or royalty payment from the title produced and may include other compensation or payment terms. Publishers are not required to obtain licenses for publishing video game software for PCs. All of the hardware manufacturers approve each of the titles we submit for approval on a title-by-title basis, at their discretion.
Licenses From Third Parties
     While we develop original titles, most of our titles are based on rights, licenses and properties, including copyrights and trademarks, owned by third parties. Even our original titles usually include some rights or properties from third parties. License agreements with third parties generally extend for a term of between two to three years, are limited to specific territories or platforms and are terminable under a variety of events. Several of our licenses are exclusive within particular territories or platforms. The licensors often have strict approval and quality control rights. Typically, we are obligated to make minimum guaranteed royalty payments over the term of these licenses and advance payments against these guarantees, but other compensation or payment terms, such as milestone payments, are also common. From time to time, we may also license other technologies from third party developers for use in our products, which also are subject to royalties and other types of payment.
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
Manufacturing
     Sony, Nintendo and Microsoft control the manufacturing of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us for distribution. Video games for Microsoft, Nintendo and Sony game consoles consist of proprietary format CD-ROMs or DVD-ROMs and are typically delivered to us within the relatively short lead time of approximately two to three weeks. Sony PSP products adhere to a similar production time frame, but use a proprietary media format called a Universal Media Disc, or UMD.
     With respect to GBA and DS products, which use a cartridge format, Nintendo typically delivers these products to us within 45 to 60 days after receipt of a purchase order. For our peripheral offerings, we use third party manufacturers who typically deliver these products to us within three to five weeks from the time production commences.
     Initial production quantities of individual titles are based upon estimated retail orders and consumer demand. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product, and either cash in advance or an irrevocable letter of credit for the entire purchase price. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products. However, manufacturers’ difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.
Sales and Marketing
North America
     Historically, our marketing programs principally supported our premium game titles. While we support most of our titles in some manner, those with the most potential will have long lead time, multi-faceted marketing programs designed to generate enthusiasm and demand. Specific consumer marketing strategies we may employ include: TV, radio and print advertising; web site and online marketing; demo distribution; promotions and cross-promotions with third parties; and point-of-purchase advertising.
     Additionally, we customize public relations programs that are designed to create awareness with all relevant audiences, including core gamers and mass entertainment consumers. To date, our public relations efforts have resulted in significant coverage for our company and individual titles in computer and video game publications, such as Game Informer, GamePro, Nintendo Power, PlayStation Magazine and Official Xbox Magazine, as well as major newspapers, magazines and broadcast outlets, such as CNN, USA Today, Wired, Maxim, Newsweek, The New York Times and TV Guide, among others. We also host media events throughout the year at which print, broadcast and online journalists can preview, review and evaluate our products prior to their release.
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
International
     As the global gaming market continues to grow, we believe that international markets represent a significant growth opportunity for our business. Over the last three years, we have expanded our international presence and, in late fiscal year 2005, we established a new office in the United Kingdom and entered into license and distribution agreements with leading international publishers for distribution in Europe and the PAL territories. Under these agreements the publisher fulfills all sales, marketing and distribution needs for our multi-format product line-up. Our first sales under these agreements were realized in early 2006 and have generated net revenues of $23.3 million through October 31, 2008. We are also looking to develop similar distribution relationships in the Asia Pacific region and Japan.
     In 2009, we are planning to move to a direct distribution model for the United Kingdom market, whereby we will sell direct to our retail customers using local distributors to ship our product. We believe this model offers the potential to get better placement of our products at retail and we also expect to improve margins by reducing the distribution fee incurred under our existing distribution agreements. We will incur some increase in overhead as we will add positions in sales and marketing. While we believe this model offers more potential for growth and profitability, we will bear the credit risk associated with these customers, and will be responsible for various promotional allowances to which we did not have exposure under our previous distribution model. We may also not achieve the improved growth and profitability we expect.
Distribution
     We also act as a publisher/distributor of certain video games developed by another company. We provide warehousing, shipping and invoicing and charge the company a distribution fee based on a percentage of sales, for our services.
Customers
     Our customers are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with a number of retailers, including Best Buy, GameStop, Target, Wal-Mart and Toys ''R’’ Us. We also have strong relationships with Cokem, Jack of All Games, a subsidiary of Take-Two Interactive Software, Inc., Ingram and SVG, who act as resellers of our products to smaller retail outlets. For the fiscal year ended 2008, our most significant customers were GameStop, Wal-Mart, Best Buy, Target and Cokem, which accounted for approximately 17%, 13%, 13% 11% and 10% of our net revenue, respectively.
Competition
     In general, our products compete with other forms of entertainment for the leisure time and discretionary spending of consumers. These other forms of entertainment include motion pictures, television and music. More specifically, the market for interactive entertainment products is highly competitive and relatively few products achieve significant market acceptance. We continue to face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do.
     With respect to our video game products, we compete with many other third party publishers in the handheld, console and value segments. We expect that competition may increase in the future.
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
Seasonality
     The interactive entertainment business is highly seasonal, with sales typically higher during the peak holiday selling season during the fourth quarter of the calendar year. Traditionally, the majority of our sales for this key selling period ship in our fiscal fourth and first quarters, which end on October 31 and January 31, respectively. Significant working capital is required to finance the manufacturing of inventory of products that ship during these quarters.
Employees
     We had 90 full-time employees in the United States and 6 full-time employees in the United Kingdom as of January 26, 2009. We have not experienced any work stoppages and consider our relations with our employees to be good.
Item 1A. Risk Factors.
     Our business and operations are subject to a number of risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that could harm our business, financial condition or results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could suffer.
We have experienced recent net losses and we may incur future net losses, which may cause a decrease in our stock price.
     We incurred net losses of $4.8 million and $5.4 million in fiscal years 2007 and 2006, respectively. In 2007 and 2006, the losses were primarily the result of revenues and resulting gross margins that were not sufficient to meet operating expenses. The 2006 loss was also the result of impairment charges and higher than normal legal expenses. Going forward, we may not be able to generate revenues sufficient to offset our costsand may sustain further net losses in future periods. In addition, although we were profitable in 2008, we may not be able to sustain or increase our profitability. Continued losses, or an inability to sustain profitability, may have an adverse effect on our future operating prospects and stock price.
We have experienced volatility in the price of our stock.
     The price of our common stock has experienced significant volatility over the last four years, and such prices may be higher or lower than the price paid for our shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:
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
     For example, the market price of our stock has fluctuated widely over the last fiscal year. Between November 1, 2007, and October 31, 2008, the closing sale price of our common stock ranged between a high of $1.57 and a low of $0.50, experiencing significant volatility. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Further declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.
     In addition, purchases or sales of large quantities of our stock could have an unusual effect on our stock price.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have a negative impact on our stock price.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Although we believe that we currently have adequate internal controls procedures in place, we cannot be certain that our internal controls over financial reporting will remain effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.
Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.
     Although there can be no assurance, our management believes that based on our current plan there are sufficient capital resources from operations, including our factoring and purchase order financing arrangements, to finance our operational requirements through at least the next twelve months. If we are unable to maintain profitability, or if unforeseen events occur that would require additional funding, we may need to raise additional capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of additional securities will be dilutive to investors.
     Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and could have a material adverse effect on future operating prospects, or require us to significantly reduce operations.
We may be unable to complete the settlement of our class action and other shareholder litigation.
     In October 2007, we reached agreements to settle the following litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of the Company’s securities, (ii) a private securities action filed by Trinad Capital Master Fund, Ltd., and (iii) a second action filed by Trinad, purportedly on behalf of the Company. In January 2009, we amended the terms of the settlement of the class action. These settlements require notice to the shareholder claimants and court approval to become effective. We have no assurance that the court will approve these settlements and, if it does not, we may be forced to revert back to disputing the class claims, which may cause us to incur significant costs.
The issuance of stock in connection with our class action settlement will result in dilution to existing stockholders and may cause our stock price to decline.
     Under the terms of the amended settlement agreement in the securities class action, we are required to contribute one million shares of our common stock. The shares being contributed to the settlement will be distributed to the settlement class if and when the court grants final approval to the settlement and the settlement becomes effective. At this time, we cannot estimate the specific timing of the issuance. The issuance of these shares will be dilutive to investors and may hurt our stock price.
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
     On August 22, 2008, we received a notice from The NASDAQ Stock Market, Inc. (“NASDAQ”) notifying us that for the 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 4310(c)(4).
     The letter also stated that, in accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), we would be provided 180 calendar days, to regain compliance with the minimum bid price requirement.
     In October 2008, in light of the worsening economic conditions of the U.S. and world markets generally, NASDAQ temporarily suspended the minimum bid price requirement. This temporary suspension is currently set to expire in April 2009. Accordingly, the period for us to regain compliance has been extended to August 2009, unless the suspension deadline is further extended. Compliance is achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten consecutive trading days.
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
Customer accommodations could materially and adversely affect our business, results of operations, financial condition and liquidity.
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
If we do not consistently meet our product development schedules, our operating results will be adversely affected.
     Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our sales occurring during the end of the year holiday period. In addition, we often seek to release our products in conjunction with specific events, such as the release of a related movie. If we miss these key selling periods for any reason, including product development delays, our sales will suffer disproportionately. Likewise, if a key event to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the ability of third party developers to deliver work in a timely fashion and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back release dates. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, harm our profitability, and cause our operating results to be materially different than anticipated.
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
     Competition for retail support and shelf space is expected to increase, which may require us to increase our marketing expenditures or reduce prices to retailers. Competitors with more extensive lines, popular products and greater financial resources frequently have greater bargaining power with retailers. Accordingly, we may not be able to achieve or maintain the levels of support and shelf space that our competitors receive. As a result, sales of our products may be less than expected, which would have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in our quarterly operating results due to seasonality in the interactive entertainment industry and other factors related to our business operations could result in substantial losses to investors.
          We have experienced, and may continue to experience, significant quarterly fluctuations in sales and operating results. The interactive entertainment market is highly seasonal, with sales typically significantly higher during the year-end holiday buying season. Other factors that cause fluctuations in our sales and operating results include:
•	the timing of our release of new titles as well as the release of our competitors’ products;

•	the popularity of both new titles and titles released in prior periods;

•	the profit margins for titles we sell;

•	the competition in the industry for retail shelf space;

•	fluctuations in the size and rate of growth of consumer demand for titles for different platforms; and

•	the timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand.
          We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. We may not be able to maintain consistent profitability on a quarterly or annual basis. In addition, our operating results may be below the expectations of public market analysts and investors causing the price of our common stock may fall or significantly fluctuate.
     The global economic downturn could result in a reduced demand for our products and increased volatility in our stock price.
          Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and retailers may defer or choose not to make purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products. Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and distributors may not have the same purchasing power, leading to lower purchases of our games for placement into distribution channels. Consequently, demand for our products could be materially different from expectations, which could negatively affect our profitability and cause our stock price to decline.
The loss of any of our key customers could adversely affect our sales.
     Our sales to Game Stop, Wal-Mart, and Best Buy accounted for approximately 17%, 13% and 13% , respectively, of our net revenue for the fiscal year 2008. Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. Our business, results of operations and financial condition could be adversely affected if:
•	we lose any of our significant customers;

•	any of these customers purchase fewer of our offerings;

•	any of these customers encounter financial difficulties, resulting in the inability to pay vendors, store closures or liquidation; or

•	we experience any other adverse change in our relationship with any of these customers.
Our international business relies on a primary distributor for a significant portion of our products and the failure of this distributor to perform as expected could materially harm our results of operations.
     During 2006, 2007 and 2008 we entered into distribution services agreements with other publishers for exclusive distribution, sales and marketing of video games that we sell internationally. Our financial performance depends, in part, on the ability of our distribution partner to successfully sell and distribute our products. If our distribution partner does not perform adequately, encounters financial difficulties or if we are unable to secure distribution contracts in the future, our sales and results of operations could suffer.
Our financial results are impacted by exchange rate fluctuations.
     Our international business accounted for approximately 9.3%, 14.5%, and 14.9% of our revenues during fiscal years 2008, 2007, and 2006, respectively. Sales generated by our international offices will generally be denominated in the currency of the country in which the sales are made. To the extent our foreign sales are not denominated in U.S. dollars, our sales and profits could be materially and adversely affected by foreign currency fluctuations.
Significant competition in our industry could continue to adversely affect our business.
     The market for interactive entertainment products is highly competitive and, relatively few products achieve significant market acceptance. We face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do. As a result, current and future competitors may be able to:
•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	undertake more extensive marketing campaigns;

•	devote greater resources to secure rights to valuable licenses and relationships with leading software developers;

•	gain access to wider distribution channels; and

•	have better access to prime shelf space.
     We compete with many other third party publishers in both our handheld and console market segments. In addition, console and handheld manufacturers, such as Microsoft, Nintendo and Sony, publish software for their respective platforms. Further, media companies and film studios are increasing their focus on the video game software market and may become significant competitors. We expect competition to increase as more competitors enter the interactive entertainment market.
     We cannot assure you that we will be able to successfully compete against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations or financial condition.
Our business is dependent on the viability of console hardware.
     Our business depends on hardware on which consumers play our games. Our business can be adversely affected by various factors affecting hardware as follows:
•  Hardware shortages. The new generation console hardware systems have experienced hardware shortages, including Nintendo’s Wii console. Hardware shortages generally negatively affect the sales of video games since consumers do not have consoles on which to play the games.

     • Hardware pricing. The new generation console systems are priced higher than each of their predecessor platforms. The cost of the hardware could adversely affect their sales, which could negatively affect sales of our products for these platforms, since consumers need a platform in order to play our games.
     • Software pricing. Software prices for the new generation console games are higher than prices for games for the predecessor platforms. There is no assurance that consumers will continue to pay the higher prices of these games.
     • Increasing development costs. The introduction of the new generation platforms has required the development of new software to play on such consoles and new technologies to create such software. Because the new generation consoles have greater complexity and capabilities than the predecessor platforms, costs are higher to develop games for new generation consoles. Greater costs can lead to lower operating margins, negatively affecting our profitability.
Our business is highly dependent on the continued growth of current generation video game platforms and our ability to develop commercially successful products for these platforms.
     We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, specifically Nintendo’s Wii and DS. The success of our business is dependent upon the continued growth of these platforms and our ability to develop commercially successful products for these platforms.
Termination or modification of our agreements with hardware manufacturers, who are also competitors and frequently control the manufacturing of our titles, may adversely affect our business.
     We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2, Playstation 3 and PSP, from Nintendo to develop products for the GBA, GameCube, the DS, Wii and Micro and from Microsoft to develop products for the Xbox and the Xbox 360. These licenses are non-exclusive and, as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms.
     Our contracts with these manufacturers grant them approval rights with respect to new products and often also grant them control over the manufacturing of our products. While we believe our relationships with these manufacturers are good, the potential for delay or refusal to approve or support our products exists, particularly since these manufacturers are also video game publishers and, hence, are also our competitors. We may suffer an adverse effect on our business if these manufacturers:
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
     Many of our competitors have greater financial resources and access to capital than we do, which puts us at a competitive disadvantage when bidding to attract independent video game software developers. We may be unable to secure or maintain relationships with quality independent video game software developers if our competitors can offer them better shelf access, better marketing support, more development funding, higher royalty rates, more creative control or other advantages. Usually, our agreements with independent software developers are easily terminable if either party declares bankruptcy, becomes insolvent, ceases operations or materially breaches the terms of such agreements.
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
     Many of our video game titles are based on or incorporate intellectual property and other character or story rights acquired or licensed from third parties. We expect that many of our future products will also be based on intellectual property owned by others. The cost of acquiring these licenses is often high, and competition for these licenses is intense. Many of our competitors have greater resources to capitalize on licensing opportunities. Our licenses are generally limited in scope to specific platform and/or geographic territories and typically last for two to three years. We may not be able to obtain new licenses, renew licenses when they expire or include new offerings under existing licenses. If we are unable to obtain new licenses or maintain existing licenses that have significant commercial value at reasonable costs, we may be unable to sustain our revenue growth in the future other than through sales or licensing of our independently created material.
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
     The process of introducing new products or product enhancements is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. In the event we are not successful in developing new titles and other products that gain wide acceptance in the marketplace, we may not recoup our investment costs in these new products, and our business, financial condition and results of operations may be materially adversely affected as a result thereof.
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
     While many new products are regularly introduced, only a relatively small number of ‘‘hit’’ titles account for a significant portion of net revenue. Competitors may develop titles that imitate or compete with our ‘‘hit’’ titles, and take sales away from us or reduce our ability to command premium prices for those titles. Hit products published by our competitors may take a larger share of consumer spending than we anticipate which could cause our product sales to fall below our expectations. If our competitors develop more successful products or offer competitive products at lower prices, or if we do not continue to develop consistently high-quality and well received products, our revenue, margins, and profitability will decline.
A significant portion of our revenue in 2008 was generated from games based on one licensed franchise.
     Approximately 46% of our net revenues in 2008 and 37% of our revenues in 2007 were generated from games based on the Cooking Mama franchise, developed for use on the Nintendo DS and Wii. We licensed the rights to publish these games from a third party. We have secured rights to publish other games based on the Cooking Mama character, which are scheduled for release in 2009 and 2010. However, we cannot guarantee that the new versions will be as successful as the original versions. If the new versions are not successful, this may have a significant impact on our revenues. In addition, even if successful, we may be unable to secure the rights to publish further sequels to these games, which may adversely affect our business and financial performance.
Intellectual property claims may increase our product costs or require us to cease selling affected products, which could adversely affect our earnings and sales.
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
     We lease 900 square feet of office space in Europe, located at City Point, Temple Gate, BS16PL, Bristol, UK. This lease costs approximately $10,000 per month and is renewable, on a six month basis.
     As of January 4, 2008, we lease 5,974 square feet of office space at 2121 Cloverfield Blvd., Santa Monica, CA 90404 for our development studio. This lease, which costs approximately $13,740 per month, plus taxes, insurance and operating costs, expires on December 31, 2010.
Item 3. Legal Proceedings.
     On September 27, 2007, we entered into settlement agreements to settle the following litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of the Company’s securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd.; and (iii) a second action filed by Trinad, purportedly on behalf of the Company.
     On January 16, 2009, we entered into an amendment to the securities class action settlement agreement. Under the terms of the settlement agreement in the securities class action, as amended, which is subject to notice to the shareholder claimants and court approval, our insurance carrier will make a cash payment, we will make cash payments of $466,667 in January 2009 and $233,333 in May 2009, and we will contribute one million shares of our common stock. The shares will be distributed to the settlement claimants if and when the court grants final approval of the settlement and the settlement becomes effective.

     The amended settlement terms reduce the overall costs of the settlement to the Company, in addition to reducing the number of shares that would have been issued under the original settlement.
     The settlement of the private securities claim in the action brought by Trinad, on its own behalf, provides that our insurance carrier will make a cash payment to Trinad, subject to final approval of the class action settlement by the Court.
      The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, will not result in a payment to the Company. Plaintiff’s attorneys will not receive any fees in connection with the settlement. As a result of the filing of this lawsuit by Trinad, we have taken actions which we and Trinad believe will benefit our shareholders and address some of the issues raised in the lawsuit. This settlement is subject to notice to our shareholders and to court approval.
      As previously disclosed, on July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The allegations in the complaint are similar to those in the class action and Trinad Capital’s action against the Company and several current and former directors and officers discussed above. On September 16, 2008, we entered into a settlement with Bolton providing for a cash payment from insurance proceeds, and the action has been dismissed with prejudice.
      We at times may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims would not have a material adverse effect on our business, financial condition, and results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is listed for trading on the Nasdaq Capital Market under the symbol ‘‘COOL.’’ Prior to March 13, 2006, our common stock was listed on the Nasdaq Global Market. Prior to January 26, 2005, our common stock was quoted on the OTC Bulletin Board. The market for our common stock has often been sporadic, volatile and limited.
     The following table shows the high and low bid quotations for our common stock as reported by the Nasdaq Capital Market from November 1, 2006 through October 31, 2008. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2007
First Quarter	$2.13	$1.23
Second Quarter	$1.76	$1.13
Third Quarter	$2.37	$1.43
Fourth Quarter	$2.39	$1.24

Fiscal Year 2008
First Quarter	$1.64	$0.86
Second Quarter	$1.50	$0.95
Third Quarter	$1.40	$0.80
Fourth Quarter	$1.25	$0.36
     Holders of Common Stock. On January 20, 2009, we had approximately 265 registered holders of record of our common stock. On January 28, 2009, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $0.71 per share.
     Dividends and dividend policy. We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on our common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.
     Securities authorized for issuance under equity compensation plans. The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2008 fiscal year end.
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

	Year Ended October 31,
	2008	2007	2006	2005	2004
	(in thousands, except share data)
Consolidated Statement of Operations Data:
Net revenues	$63,887	$50,967	$66,683	$59,716	$120,984
Cost of sales (1)	40,798	33,682	46,858	61,101	86,242

Gross (loss) profit	23,089	17,285	19,825	(1,385)	34,742
Operating expenses (2)	20,312	21,114	22,820	68,805	22,630

Operating income (loss)	2,777	(3,829)	(2,995)	(70,190)	12,112
Interest and financing costs, net	649	1,552	2,371	1,869	2,806
Other non-operating (income) expense (3)	(1,250)	(611)	—	48	19,068

Income (loss) before income taxes	3,378	(4,770)	(5,366)	(72,107)	(9,762)
Provision (benefit) for income taxes	26	—	—	(1,207)	1,424

Net income (loss)	$3,352	$(4,770)	$(5,366)	$(70,900)	$(11,186)

Net income (loss) attributable to common stockholders (4)	$3,352	$(4,770)	$(5,366)	$(72,000)	$(15,388)

Net income (loss) attributable to common stockholders per share:
Basic and Diluted	$0.12	$(0.20)	$(0.24)	$(3.48)	$(1.84)

Weighted average shares outstanding:
Basic and Diluted	27,547,211	23,891,860	22,616,419	20,686,863	8,385,657

	October 31
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,505	$7,277	$3,794	$2,407	$4,170
Working capital	6,702	2,834	977	3,757	8,915
Total assets	23,570	16,313	15,011	30,703	43,952
Non-current liabilities	211	1,460	—	—	—
Dividend payable in common stock	—	—	—	—	1,261
Stockholders’ equity	7,137	2,591	1,749	4,761	13,785

(1)	Cost of sales, in 2005, includes: (i) charges of $10.5 million to recognize impairments to the carrying value of products released in 2005; and (ii) $5.1 million for reserves for slow moving inventory. Cost of sales in 2004 includes charges of $500,000 to recognize impairments to the carrying value of products released in 2004.

(2)	Operating expenses include: (i) for 2008, a settlement of litigation and related charges, net of $(1.6) million, and a provision for software development costs of $0.1 million; (ii) for 2007, a settlement of litigation and related charges, net of $2.8 million, a gain from settlement of liabilities of $0.3 million and a provision for software development costs of $0.1 million; (iii) for 2006, a gain from settlement of liabilities and other of $4.8 million, and a loss in impairment of software development costs of $2.4 million; (iv) for 2005, a charge for an accounts receivable write-off of $0.3 million, $26.3 million to write-off capitalized costs related to video games for which development was stopped or impaired, a provision for severance of $1.4 million, and a loss of $1.4 million related to a legal settlement; and (v) for 2004, charges for an accounts receivable write-off of $0.6 million, non-cash compensation of $0.3 million, and a gain of $1.2 million related to the renegotiation of our 2003 litigation settlement.

(3)	Other non-operating expense includes: (i) for 2008, a gain from a change in fair value of warrants of $1.3 million; (ii) for 2007, a gain from a change in fair value of warrants of $0.6 million; (iii) for 2005, a realized loss on foreign exchange of $48,000; and (iv) for 2004, expenses related to the merger of $0.3 million, an unrealized loss on a foreign exchange contract of $0.3 million and a non-cash charge of $18.5 million related to the change in fair value of warrants issued in connection with the private placement.

(4)	Net income (loss) attributable to common stockholders includes: (i) for 2005, a $1.1 million non-cash charge related to warrants exercised at a discount; and (ii) for 2004, a non-cash charge of $0.8 million related to a deemed dividend, a preferred stock dividend requirement of $1.3 million payable in common stock and a $2.2 million non-cash charge related to the fair value of warrants issued in connection with lock-up agreements by certain stockholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis of our financial condition and results of operations together with ‘‘Selected Consolidated Financial Data’’ and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ and elsewhere in this annual report on Form 10-K.
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

     Our business model and product strategy is primarily focused on games with relatively lower development costs for both console and handheld systems targeting ‘‘mass market’’ consumers. We believe this strategy allows us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the DS and PSP. We also publish software for Nintendo’s Wii console, as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach mass-market consumers. In addition, we continue to look opportunistically for titles to publish on the PC and other home console systems.
     We license rights to intellectual property used in our video games from third parties and work with third party development studios to develop our own proprietary video game titles. In 2007, we opened our own development studio to develop video games. However, we expect to continue to use third party studios for the significant majority of our video game development.
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
     Gross Profit. Gross Profit is the excess of net revenues over product costs and amortization of software development and license fees. Development and license fees incurred to produce video games are generally incurred up front and amortized to cost of sales. The recovery of these costs and total gross profit is dependent upon achieving a certain sales volume, which varies by title. Our value titles are generally characterized as having lower gross profit margin potential than premium titles as a result of their lower sales price and, carry lower financial risk associated with the recovery of upfront development and license fees as compared with premium game titles.
     Product Research and Development Expenses. Product research and development expenses relate principally to our cost of supervision of third party video game developers, testing new products and conducting quality assurance evaluations during the development cycle as well as costs incurred at our development studio that are not allocated to games for which technological feasibility has been established. Costs incurred are employee-related, may include equipment, and are not allocated to cost of sales.
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

     Provision (Benefit) for Income Taxes. Utilization of our net operating loss (‘‘NOL’’) carryforwards may be subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under the provisions of SFAS No. 109, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.
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
     The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.
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
     Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the twelve month periods ended October 31, 2008, 2007, and 2006, we provided allowances for future price protection and other allowances of $2.6 million, $2.0 million, and $3.8 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We do not have significant exposure to credit risk as we factor our receivables to a third party that generally buys our receivables without recourse.
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
     When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales–software development costs and license fees. As of October 31, 2008, the net carrying value of our licenses and software development costs was

$6.8 million.  If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.
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
     Prepaid license fees and milestone payments made to our third party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.
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
     Commitments and Contingencies. We account for commitments and contingencies in accordance with financial accounting standards board Statement No. 5, Accounting for Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.
Results of Operations
     The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended October 31,
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of sales
Product costs	45.2	50.9	48.4
Software development costs and license fees	18.7	15.2	21.9

Gross profit	36.1	33.9	29.7
Operating expenses
Product research and development	5.1	4.5	3.9
Selling and marketing	13.5	14.6	16.4
General and administrative	15.0	16.4	16.9
Depreciation and amortization	0.5	0.6	0.6
Settlements, loss on impairments and other expenses (income)	(2.3)	5.3	(3.6)

	Year Ended October 31,
	2008	2007	2006
Operating income (loss)	4.3	(7.5)	(4.5)
Interest and financing costs and other non-operating expenses	1.0	1.9	3.6

Income (Loss) before income taxes	5.3	(9.4)	(8.1)
Benefit from income taxes	—	—	—

Net income (loss)	5.3%	(9.4)%	(8.1)%

     The following table sets forth the components of Settlements, loss on impairments and other expenses (income) for the years ended October 31, 2008, 2007 and 2006.

	Year Ended October 31,
	2008	2007	2006
	(in thousands)
(Gain) on settlements	$—	$(266)	$(4,753)
Settlement of litigation and related charges, net	(1,572)	2,822	—
Loss on impairment of software development costs	101	154	2,375

Balance – end of year	$(1,471)	$2,710	$(2,378)

The following table sets forth the source of net revenues, by game platform, for the previous three fiscal years, in millions:

	Year Ended October 31,
	2008		2007		2006
		% of		% of		% of
	Net	Total Net	Net	Total Net	Net	Total Net
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Console:
Wii	$21.8	34.0%	$10.0	19.6%	$—	—%
PS2	0.6	1.0	3.5	6.9	12.5	18.7
Xbox	0.1	0.2	1.6	3.2	10.5	15.7

	22.5	35.2	15.1	29.7	23.0	34.4

Handheld:
DS	39.4	61.7	28.3	55.5	16.3	24.4
GBA	0.1	0.1	2.8	5.6	18.7	28.0
PSP	0.7	1.1	1.5	3.0	2.3	3.4

	40.2	62.9	32.6	64.1	37.3	55.8
other (a)	1.2	1.9	3.3	6.2	6.4	9.8

Total	$63.9	100.0%	$51.0	100.0%	$66.7	100.0%

(a)	Consists primarily of revenue related to sales of plug and play DDR product in 2008 and 2007; 90 minute videos in 2006; 45 minute videos and ‘‘plug and play’’ games in 2006.
Year ended October 31, 2008 versus year ended October 31, 2007
     Net Revenues. Net revenues for the year ended October 31, 2008 increased to $63.9 million from $51.0 million in the comparable period last year. The $12.9 million increase is primarily due to increased revenue from a greater number of new releases for the Nintendo Wii platform from two in 2007 to nine in 2008, and the release of Cooking Mama 2 for the Nintendo DS. The addition of this new title, in addition to continued re-orders for our previously released titles, Cooking Mama for the Nintendo DS and Cooking

Mama Cook-off for the Nintendo Wii, have led to increased revenues for the franchise overall, when compared to the prior year.
     Gross Profit. Gross profit for the year ended October 31, 2008 was $23.1 million compared to a gross profit of $17.3 million in the same period last year. The increase in gross profit is primarily attributable to the higher net revenues discussed above. Gross profit as a percentage of net sales was 36.1 % for the year ended October 31, 2008 compared to 33.9 % for the year ended October 31, 2007. The increase in gross profit is attributable to a higher gross margin on new releases and the impact of $0.8 million of revenues related to the satisfaction of minimum purchase commitments for our Dance Dance Revolution or DDR, dance mat product, for which there was no cost of sales.
     Product Research and Development Expenses. Research and development costs increased $1.0 million to $3.3 million for the year ended October 31, 2008 from $2.3 million for the comparable period in 2007. The increase is the result of the opening of our new development studio, additional testers to support growth in our product lineup and personnel to support our internet based initiatives. We capitalized approximately $1.1 million of expenses related to the internal development of video games for year ended October 31, 2008.
     Selling and Marketing Expenses. Total selling and marketing expenses increased from $7.4 million for the year ended October 31, 2007 to $8.6 million for the year ended October 31, 2008. The increase is primarily due to higher media costs associated with the release of new titles, and variable fulfillment and sales commission expenses related to higher sales during the year ended October 31, 2008 as compared to 2007. Selling and marketing expense as a percentage of net sales was approximately 13.5% and 14.6% for the year ended October 31, 2008 and 2007, respectively.
     General and Administrative Expenses. For the year ended October 31, 2008 general and administrative expenses were $9.5 million, an increase of $1.1 million from $8.4 million in the comparable period in 2007. The increase is primarily due to higher compensation expenses resulting from incentive compensation plans and a charge to bad debt expense of $0.3 million related to the bankruptcy of the Circuit City retail chain. Our incentive compensation plan is primarily based on net income generated by the Company. During 2007 we generated a net loss, resulting in lower incentive compensation expense. General and administrative excpenses include $1.6 million and $1.5 million of non-cash compensation expenses for the year ended October 31, 2008 and 2007, respectively.
     Settlement of Litigation and Related Charges, net. On September 27, 2007, we entered into settlement agreements to settle the following litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of our securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd.; and (iii) a second action filed by Trinad, purportedly on behalf of the Company.
     On January 16, 2009, we entered into an amendment to the securities class action settlement agreement. Under the terms of the settlement agreement in the securities class action, as amended, which is subject to notice to the shareholder claimants and court approval, our insurance carrier will make a cash payment, we will make cash payments of $466,667 in January 2009 and $233,333 in May 2009 and we will contribute one million shares of our common stock. The shares being contributed to the settlement will be distributed to the settlement claimants if and when the court grants final approval of the settlement and the settlement becomes effective.
       During the twelve months ended October 31, 2007, we recorded a $2.8 million charge in connection with the expected settlement of the class action litigation, based on the terms of the original settlement. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares since that date. During the year ended October 31, 2008, we recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on October 31, 2008.
     The estimated settlement liability was adjusted at October 31, 2008, to reflect the terms of the amended settlement agreement entered into on January 16, 2009. Accordingly an additional gain on settlement of litigation of $1.3 million was recorded during the year ended October 31, 2008. The total estimated liability at October 31, 2008 is $1.3 million, comprised of the $0.7 million in cash payments, and $0.6 million representing 1.0 million shares of common stock at the closing market price of $0.55 at that date. The value of the common stock on the date the shares are issued may be different than $0.55, resulting in further adjustment to the settlement liability.
     The settlement of the private securities claim in the action brought by Trinad, on its own behalf, provides that our insurance carrier will make a cash payment to Trinad, subject to final approval of the class action settlement by the court.
      The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, will not result in a payment to us. Plaintiff’s attorneys will not receive any fees in connection with the settlement. As a result of the filing of this lawsuit by Trinad, we have taken actions which it and Trinad believe will benefit the Company’s shareholders and address some of the issues raised in the lawsuit. This settlement is subject to notice to the Company’s shareholders and to court approval.
      Since the settlements are subject to notice to shareholders and to court approval, there is no assurance that the settlements described above will be consummated. Further if these settlements are not achieved, there can be no assurance that our insurance will be adequate to cover our costs relating to these litigations. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.
      As previously disclosed, on July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The allegations in the complaint are similar to those in the class action and Trinad Capital’s action against the Company and several current and former directors and officers discussed above. On September 16, 2008, the Company entered into a settlement with Bolton providing for a cash payment from insurance proceeds and the action has been dismissed, with prejudice.
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
     Operating Income (Loss). Operating income for the year ended October 31, 2008 was $2.8 million, compared to an operating loss of ($3.8) million for the year ended October 31, 2007. The increase in operating income primarily resulted from the impact of the higher net revenue, higher gross profit, and decrease in settlement of litigation charges, partially offset by the increased operating expenses also discussed above.
     Interest and Financing Costs, Net. Interest and financing costs decreased to $0.6 million for the year ended October 31, 2008 from $1.6 million for the year ended October 31, 2007. The decrease of $1.0 million is the result of a lower percentage of our inventory purchases being financed through letters of credit as a result of an equity financing completed in September 2007, and lower factoring fees.

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
     We recorded income of $1.3 million for the year ended October 31, 2008, reflecting the decrease in fair value of the warrants during that period.
     Income Taxes. For the year ended October 31, 2008, we only provided for alternative minimum taxes because our net operating loss carryforwards exceeded our taxable income. For the year ended October 31, 2007, we did not record any income tax benefit because realization of the resulting loss carryforwards can not be assured.
     Net Income (Loss). Net income for the year ended October 31, 2008 was $3.4 million, an increase of $6.9 million from a net loss of ($4.8) million for the comparable period in 2007. This increase is primarily due to the increased operating income, the reduction in settlement of litigation and related charges, net, the reduction of net interest and financing expenses and the change in fair value of warrants discussed above.
Year ended October 31, 2007 versus year ended October 31, 2006
     Net Revenues. Net revenues for the year ended October 31, 2007 decreased to $51.0 million from $66.7 million in the comparable period last year. The $15.7 million decrease is primarily due to lower revenues from the sale of GBA video movies and value or closeout video games. During 2006, we released two 90 minute video movies for the Nintendo GBA handheld system and we changed our focus to handheld and console games with lower development, royalty and marketing expense requirements.
     Gross Profit. Gross profit for the year ended October 31, 2007 was $17.3 million compared to a gross profit of $19.8 million in the same period last year. The decrease in gross profit was primarily attributable to the lower net revenues discussed above. Gross profit as a percentage of net sales was 33.9% for 2007 compared to 29.7% for 2006. The increase in gross profit as a percent of net sales is primarily attributable to a decrease in software development and licensing fees as a percent of net sales, as a result of our shift in strategy away from publishing higher priced premium games.
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
     As discussed in Item 3, during the quarter ended October 31, 2007, we entered into settlement agreements to settle the following litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of the Company’s securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd.; and (iii) a second action filed by Trinad purportedly on behalf of the Company.
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
     On January 16, 2009, we entered into an amendment to the securities class action settlement agreement. Under the terms of the settlement agreement in the securities class action, as amended, which is subject to notice to the shareholder claimants and court approval, our insurance carrier will make a cash payment, we will make cash payments of $466,667 in January 2009 and $233,333 in May 2009, and we will contribute one million shares of our common stock. The shares being contributed to the settlement will be distributed to the settlement claimants if and when the court grants final approval of the settlement and the settlement becomes effective.
     There is no assurance that the settlements described above will be achieved, and if not achieved, there can be no assurance that our insurance will be adequate to cover our costs relating to the litigation. Any expenses incurred in connection with the litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition and future viability.
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
Liquidity and Capital Resources
     We generated net income of $3.4 million in 2008. However, we incurred a net loss of $4.8 million in 2007. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements. We raised approximately $6.0 million in gross proceeds from the sale of our equity securities in September 2007.
     Our current plan is to fund our operations through product sales. However, we may be required to modify that plan, or seek outside sources of financing if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making more reductions in game development and other expenditures. Management believes it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and we were unable to obtain alternative financing, it could create a material adverse change in the business.
     While our cash and cash equivalents balance was $5.5 million as of October 31, 2008, we expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.
     To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.
     Under our factoring agreement we have the ability to take cash advances against accounts receivable and inventory of up to $20.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at anytime. In addition, we have $10.0 million of availability for letters of credit and purchase order financing with another lender.
     Factoring and Purchase Order Financing. As mentioned above, to provide liquidity, we take advances from our factor and utilize purchase order financing to fund the manufacturing of our products.
     Under the terms of our factoring agreement, we assign our accounts receivable to the factor. The factor, in its sole discretion, determines whether or not it will accept a receivable based on its assessment of its credit risk. Once a receivable is accepted by the factor, the factor assumes substantially all of the credit risk associated with the receivable. The factor is required to remit payments to us for the assigned accounts receivable in accordance with the terms of the assigned invoice, regardless of whether the factor receives payment on the receivable, so long as the customer does not have a valid dispute related to the invoice. The amount remitted to us by the factor equals the invoiced amount adjusted for allowances and discounts we have provided to the customer less factor charges of 0.5% of invoiced amounts for these credit and collection services. In certain cases, we assign accounts receivable to the factor to provide collection services and to serve as collateral for advances, however, the company retains the credit risk.
     Manufacturers require us to present a letter of credit, or pay cash in advance, in order to manufacture the products required under a purchase order. Currently, we utilize letters of credit either from a finance company or our factor. The finance company charges 1.5% of the purchase order amount for each transaction for 30 days, plus administrative fees. Our factor provides purchase order financing at a cost of 0.5% of the purchase order amount for each transaction for 30 days. Additional charges are incurred if letters of credit remain outstanding in excess of the original time period and/or the financing company is not paid at the time the products are received. When our liquidity position allows, we will pay cash in advance instead of utilizing purchase order financing. This results in reduced financing and administrative fees associated with purchase order financing.
     In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Amounts to be paid to us by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As our needs require, we may request that the factor advance 80% of the eligible receivables, and advance 60% of inventory up to a maximum of $3.5 million. The interest rate is prime plus 1.5%. In certain circumstances, an additional 1% is charged for advances against inventory.
     Advances from Customers. On a case by case basis, distributors and other customers have agreed to provide us with cash advances on their orders. These advances are then applied against future sales to these customers. In exchange for these advances, we offer these customers beneficial pricing or other considerations.
     Tabular Disclosure of Contractual Obligations. The following table summarizes our minimum guarantees and other contractual obligations as of October 31, 2008:

	Payments due by period
	Total of	Less than	1 – 3
	payments	one year	Years
	(in thousands)
Contractual Obligations
Operating leases	$735	$528	$207
Software development (1)	5,061	4,961	100

	5,796	5,489	307

Commercial Obligations
Letters of credit (2)	500	500	—

Total Obligations	$6,296	$5,989	$307

(1)	Payable only upon achievement of certain milestones.

(2)	Arising under purchase order assignments for inventory purchases.
     On September 27, 2007, we entered into settlement agreements to settle the following litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of our securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd.; and (iii) a second action filed by Trinad, purportedly on behalf of the Company.
     On January 16, 2009, we entered into an amendment to the securities class action settlement agreement. Under the terms of the settlement agreement in the securities class action, as amended, which is subject to notice to the shareholder claimants and court approval, our insurance carrier will make a cash payment, we will make cash payments of $466,667 in January 2009 and $233,333 in May 2009, and we will contribute one million shares of our common stock. The shares being contributed to the settlement will be distributed to the settlement claimants if and when the court grants final approval of the settlement and the settlement becomes effective.
       During the twelve months ended October 31, 2007, we recorded a $2.8 million charge in connection with the expected settlement of the class action litigation, based on the terms of the original settlement. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares since that date. During the year ended October 31, 2008, we recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on October 31, 2008.
     The estimated settlement liability was adjusted at October 31, 2008 to reflect the terms of the amended settlement agreement entered into on January 16, 2009. Accordingly an additional gain on settlement of litigation of $1.3 million was recorded during the year ended October 31, 2008. The total estimated liability at October 31, 2008 is $1.3 million, comprised of the $0.7 million cash payments, and $0.6 million representing 1.0 million shares of common stock at the closing market price of $0.55 at that date. The value of the common stock on the date the shares are issued may be different than $0.55, resulting in further adjustment to the settlement liability.
     The settlement of the private securities claim in the action brought by Trinad on its own behalf provides that our insurance carrier will make a cash payment to Trinad, subject to final approval of the class action settlement by the Court.
      The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, will not result in a payment to us. Plaintiff’s attorneys will not receive any fees in connection with the settlement. As a result of the filing of this lawsuit by Trinad, we have taken actions which it and Trinad believe will benefit our shareholders and address some of the issues raised in the lawsuit. This settlement is subject to notice to our shareholders and to court approval.
      Since the settlements are subject to notice to shareholders and to court approval, there is no assurance that the settlements described above will be consummated. Further if these settlements are not achieved, there can be no assurance that our insurance will be adequate to cover our costs relating to these litigations. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on our financial condition.
      As previously disclosed, on July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The allegations in the complaint are similar to those in the class action and Trinad Capital’s action against the Company and several current and former directors and officers discussed above. On September 16, 2008, we entered into a settlement with Bolton providing for a cash payment from insurance proceeds, and the action has been dismissed, with prejudice.
     At times, we may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims would not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.
Off-Balance Sheet Arrangements
     As of October 31, 2008, we had no off-balance sheet arrangements.

Cash Flows
     Cash and cash equivalents were $5.5 million as of October 31, 2008 compared to $7.3 million at October 31, 2007. Working capital as of October 31, 2008 was $6.7 million compared to $2.8 million at October 31, 2007.
     Operating Cash Flows. Our principal operating source of cash is from the sales of our interactive entertainment products.  Our principal operating uses of cash are for payments associated with third party developers of our software; costs incurred to manufacture, sell and market our video games and general and administrative expenses.
     For the year ended October 31, 2008, we used approximately $2.7 million from operations. The increase in cash used in operating activities is primarily due to increased capitalized software development and royalties due to an increase in the number of games in development.
     For the year ended October 31, 2007, we used approximately $0.8 million for operations. The decrease in cash provided by operating activities reflects a decrease in cash from the sale of certain video game rights, partially offset by our change in strategy to develop and market video games with lower upfront development and license acquisition costs.
     For the year ended October 31, 2006, we generated approximately $0.2 million from operations. The cash provided by operating activities reflects our change in strategy to video games with lower upfront development and license acquisition costs. Included in cash from operations is approximately $9.1 million from the sale of the rights to certain video game titles that were in development.
     Investing Cash Flows. Cash used in investing activities for the year ended October 31, 2008, 2007 and 2006 are primarily related to purchases of computer equipment and leasehold improvements of $0.3, $0.2, and $0.2 million, respectively.
     Financing Cash Flows. Net Cash generated by financing activities in 2008 consists of an increase in purchase order financing.
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
Item 8. Financial Statements and Supplementary Data.
     The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1, are incorporated herein and made a part hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
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
Item 13 – Certain Relationships and Related Transactions and Director Independence.
Item 14 – Principal Accounting Fees and Services.
is incorporated by reference from our definitive proxy statement relating to the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2008 fiscal year end.
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
(3) Exhibits.
The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).

4.1	Securities Purchase and Registration Rights Agreement dated as of August 29, 2007 by and among Majesco Entertainment Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 5, 2007).

4.2	Form of Common Stock Purchase Warrant issued to investors (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 5, 2007).

10.1	Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).

10.2	Escrow Agreement, dated February 19, 2004, by and among Majesco Holdings Inc., Jesse Sutton, Joseph Sutton, Adam Sutton, Morris Sutton, on behalf of Sarah Sutton and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.17 to an Amendment to our Registration Statement on Form S-1 filed on October 19, 2004).

10.3	Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).

10.4	Amendment to Factoring Agreement, dated March 18, 1999, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).

10.5	Amendment to Factoring Agreement, dated September 30, 2004, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).

10.6	Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).

10.7	Master Purchase Order Assignment Agreement, dated July 21, 2000, between Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 22, 2004).

10.8	Sixth Amendment to Master Purchase Order Assignment Agreement, dated September 12, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 22, 2004).

10.9	Seventh Amendment to Master Purchase Order Assignment Agreement, dated October 16, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 22, 2004).

10.10	Eighth Amendment to Master Purchase Order Assignment Agreement, dated April 14, 2004, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 22, 2004).

10.11	Guaranty and Pledge Agreement, dated July 21, 2000, by and among Jesse Sutton, Joseph Sutton, Morris Sutton, Adam Sutton and Transcap Trade Finance (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 22, 2004).

#10.12	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

#10.13	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

#10.14	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

#10.15	Employment Agreement, dated June 27, 2005, by and between Majesco Entertainment Company and John Gross (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2005).

10.16	Amendment to Factoring Agreement, dated October 18, 2005 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on February 1, 2006).

#10.17	Employment Agreement, dated January 31, 2007, between Gui Karyo and Majesco Entertainment Company (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 6, 2007).

#10.18	2007 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007).

10.19	License and Distribution Agreement dated as of April 13, 2007 by and between Majesco Europe Limited and Eidos Interactive Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2007).

#10.20	2008 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2008).

#10.21	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 15, 2008).

#10.22	Employment Agreement, dated January 8, 2008, between Jesse Sutton and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 13, 2008).

*10.23	Amendment, dated October 1, 2008, to the Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc.

16.1	Letter from Goldstein Golub Kessler LLP (GGK) to the Company, notifying the Company that the partners of GGK became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company, dated October 26, 2007 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on November 1, 2007).

16.2	Letter furnished by Goldstein Golub Kessler LLP in response to the Company’s request, addressed to the Securities and Exchange Commission, dated November 1, 2007, indicating their agreement with the statements contained in the Current Report on Form 8-K filing dated November 1, 2007 (incorporated by reference to Exhibit 16.2 to our Current Report on Form 8-K filed on November 1, 2007).

*21.1	Subsidiaries

*23.1	Consent of McGladrey & Pullen, LLP

*23.2	Consent of Goldstein Golub Kessler LLP

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

*32.1	Section 1350 Certificate of President and Chief Financial Officer

#	Constitutes a management contract, compensatory plan or arrangement.

*	Filed herewith.

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

Date: January 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Sutton Jesse Sutton	Chief Executive Officer and Director	January 29, 2009

/s/ John Gross John Gross	Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2009

/s/ Allan Grafman Allan Grafman	Chairman of the Board	January 29, 2009

/s/ Laurence Aronson Laurence Aronson	Director	January 29, 2009

/s/ Louis Lipschitz Louis Lipschitz	Director	January 29, 2009

/s/ Mark Stewart Mark Stewart	Director	January 29, 2009

/s/ Stephen Wilson Stephen Wilson	Director	January 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Majesco Entertainment Company
We have audited the accompanying consolidated balance sheets of Majesco Entertainment Company and subsidiary as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and accumulated other comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Majesco Entertainment Company and subsidiary as of October 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of Majesco Entertainment Company and subsidiary’s internal control over financial reporting as of October 31, 2008, included in the accompanying Controls and Procedures and, accordingly, we do not express an opinion thereon.
McGladrey & Pullen, LLP
New York, New York
January 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Majesco Entertainment Company
     We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Majesco Entertainment Company and subsidiary for the year ended October 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Majesco Entertainment Company and subsidiary for the year ended October 31, 2006 in conformity with United States generally accepted accounting principles.
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
GOLDSTEIN GOLUB KESSLER LLP
New York, New York
January 19, 2007

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,505	$7,277
Accounts and other receivables	3,032	670
Inventory	5,619	3,850
Capitalized software development costs and license fees, current portion	6,812	2,171
Prepaid expenses	1,956	1,128

Total current assets	22,924	15,096
Property and equipment — net	563	568
Capitalized software development costs and license fees, net of current portion	—	549
Other assets	83	100

Total assets	$23,570	$16,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,697	$7,488
Share-based litigation settlement	1,250	2,822
Due to factor	983	1,527
Customer billings due to distribution partner	1,487	—
Inventory financing payables	1,540	—
Advances from customers	265	425

Total current liabilities	16,222	12,262
Warrant liability	211	1,460
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 share authorized; 30,127,950 and 28,675,962 issued and outstanding at October 31, 2008 and October 31, 2007 respectively	30	29
Additional paid in capital	101,722	100,201
Accumulated deficit	(94,172)	(97,524)
Accumulated other comprehensive loss	(443)	(115)

Net stockholders’ equity	7,137	2,591

Total liabilities and stockholders’ equity	$23,570	$16,313

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended October 31,
	2008	2007	2006
Net revenues	$63,887	$50,967	$66,683

Cost of sales
Product costs	28,881	25,936	32,259
Software development costs and license fees	11,917	7,746	14,599

	40,798	33,682	46,858

Gross profit	23,089	17,285	19,825
Operating costs and expenses
Product research and development	3,306	2,311	2,607
Selling and marketing	8,628	7,421	10,910
General and administrative	9,549	8,376	11,251
Depreciation and amortization	300	296	430
Gain on settlements	—	(266)	(4,753)
Settlement of litigation and related charges, net	(1,572)	2,822	—
Loss on impairment of software development costs	101	154	2,375

	20,312	21,114	22,820

Operating income (loss)	2,777	(3,829)	(2,995)
Other expenses (income)
Interest and financing costs, net	649	1,552	2,371
Change in fair value of warrants	(1,250)	(611)	—

Income (loss) before income taxes	3,378	(4,770)	(5,366)
Income taxes	26	—	—

Net income (loss)	$3,352	$(4,770)	$(5,366)

Net income (loss) per share:
Basic and diluted	$0.12	$(0.20)	$(0.24)

Weighted average shares outstanding:
Basic and diluted	27,547,211	23,891,860	22,616,419

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other	Net
	-$.001 par value		Paid In	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Loss	Equity
Balance — October 31, 2005	22,242,476	$22	$92,158	$(87,388)	$(31)	$4,761
Issuance of common stock in connection with:
Settlement of accounts payable	116,442	—	126	—	—	126
Restricted stock grants — directors	71,393	—	127	—	—	127
Restricted stock grants — employees	997,151	1	114	—	—	115
Non-cash compensation charges — stock options	—	—	1,818	—	—	1,818
Issuance of warrants for services			186			186
Net loss	—	—	—	(5,366)	—	(5,366)
Foreign currency translation adjustment	—	—	—	—	(18)	(18)

Total comprehensive loss	—	—	—	—		(5,384)

Balance — October 31, 2006	23,427,462	$23	$94,529	$(92,754)	$(49)	$1,749

Issuance of common stock in connection with:
Settlement of accounts payable	238,562	—	365	—	—	365
Restricted stock grants — employees and directors	727,438	1	732	—	—	733
Exercise of stock options	33,334		49	—	—	49
Non-cash compensation charges — stock options	—	—	773	—	—	773
Private placement of securities	4,244,335	4	3,743	—	—	3,747
Issuance of common stock for assets	4,831	1	10	—	—	11
Net loss	—	—	—	(4,770)	—	(4,770)
Foreign currency translation adjustment	—	—	—	—	(66)	(66)

Total comprehensive loss	—	—	—	—		(4,836)

Balance — October 31, 2007	28,675,962	$29	$100,201	$(97,524)	$(115)	$2,591

Issuance of common stock in connection with:
Cost of private placement of securities	—	—	(40)	—	—	(40)
Restricted stock grants — directors	181,397	—	191	—	—	191
Restricted stock grants, net — employees	1,354,731	1	1,132	—	—	1,133
Non-cash compensation charges — stock options	—	—	233	—	—	233
Issuance of warrants for services	—	—	77	—	—	77
Treasury stock to be retired	(84,140)	—	(72)	—	—	(72)
Net income	—	—	—	3,352	—	3,352
Foreign currency translation adjustment	—	—	—	—	(328)	(328)

Total comprehensive income	—	—	—	—		3,024

Balance — October 31, 2008	30,127,950	$30	$101,722	$(94,172)	$(443)	$7,137

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,352	$(4,770)	$(5,366)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Change in fair value of warrants	(1,250)	(611)	—
Depreciation and amortization	315	296	430
Amortization of capitalized software development costs and prepaid licenses fees	6,122	3,116	11,051
Non-cash compensation expense	1,558	1,505	2,246
Warrant issued for services	77	—	—
Write-off of accounts receivable	255	—	—
Share-based litigation settlement	(1,572)	2,822	—
Gain on settlements	—	(266)	(4,753)
Loss on impairment of software development costs	101	154	2,375
Changes in operating assets and liabilities
Due to/from factor — net	(544)	2,716	(8,153)
Accounts and other receivables	(2,806)	2,433	(2,481)
Inventory	(1,769)	(1,412)	5,620
Capitalized software development costs and prepaid license fees	(10,362)	(4,501)	2,863
Income tax receivable	—	—	826
Prepaid expenses	(833)	1,097	(1,718)
Other assets	(17)	(18)	9
Accounts payable and accrued expenses	3,314	(2,791)	(3,204)
Customer billings due to distribution partner	1,487	—	—
Advances from customers	(126)	(536)	477

Net cash (used in) provided by operating activities	(2,698)	(766)	222
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(314)	(163)	(207)

Net cash used in investing activities	(314)	(163)	(207)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	49	—
Treasury stock, to be retired	(72)	—	—
Inventory financing	1,540	(1,390)	1,390
Proceeds from private placement, net of expenses	(40)	5,819	—

Net cash provided by financing activities	1,428	4,478	1,390

Effect of exchange rates on cash and cash equivalents	(188)	(66)	(18)

Net (decrease) increase in cash and cash equivalents	(1,772)	3,483	1,387
Cash and cash equivalents — beginning of year	7,277	3,794	2,407

Cash and cash equivalents — end of year	$5,505	$7,277	$3,794

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest	$676	$1,638	$2,285

Cash paid during the year for income taxes	—	—	—

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock in payment of accounts payable	—	$365	$126

Issuance of common stock for assets	—	$11	—

Change in warrant liability incurred on private placement	$(1,250)	$2,071	—

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The following financial statements present the financial results of Majesco Entertainment Company and its wholly owned UK subsidiary (“Majesco” or “Company”) on a consolidated basis.
2. PRINCIPAL BUSINESS ACTIVITY
     The Company is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.
     The Company’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. The Company sells its products directly and through resellers, primarily to U.S. retail chains, including Best Buy, GameStop/Electronics Boutique, Target, Toys “R” Us and Wal-Mart. Majesco also sells products internationally through partnerships with international publishers. The Company has developed retail and distribution network relationships over its more than 22-year history.
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

	Years Ended December 31,
	2008	%	2007	%	2006	%
United States	$57,932	90.7%	$43,564	85.5%	$56,743	85.1%
Europe	5,955	9.3%	7,403	14.5%	9,940	14.9%

Total	$63,887	100.0%	$50,967	100.0%	$66,683	100.0%

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation.
     Revenue Recognition. The Company recognizes revenue upon the shipment of its products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Some of the Company’s software products provide limited online features at no additional cost to the consumer. Generally, such features have been considered to be incidental to the Company’s overall product offerings and an inconsequential deliverable. Accordingly, the Company does not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying the Company’s revenue recognition policy.
     The Company has an arrangement in which it distributes video games published by another company for a fee based on the gross sales of their products. The Company does not take title to the inventory in the

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transaction, however the Company does warehouse, ship and invoice the customer. The Company records accounts receivable based on the gross amount of the amount billed and an amount payable to the distribution partner for the amount billed, less the Company’s distribution fee and certain expenses. The Company records revenue for these services at the net amount earned because it is acting as an agent for the principal in the transaction as defined by EITF 99-19. The Company has recorded approximately $0.3 million of fees for the year ended October 31, 2008, approximately $2.1 million in accounts receivable due from its factor at October 31, 2008, and $1.5 million in amounts payable to distribution partner at October 31, 2008.
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
     Shipping and handling, which consist principally of transportation charges incurred to move finished goods to customers, amounted to $0.8 million, $0.7 million and $0.5 million and are included in selling expenses for the years ended October 31, 2008, 2007 and 2006, respectively.
     Software Development Costs and Intellectual Property Licenses. Software development costs include milestone payments made to independent software developers under development arrangements. Software development costs are capitalized once technological feasibility of a product is established and it is determined that such costs should be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Prepaid license fees represent license fees to holders for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. Capitalized software development costs classified as non-current relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date.
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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     For the years ended October 31, 2008, 2007 and 2006, the Company charged operations $0.1, $0.2 and $2.4 million, respectively to write-off capitalized costs related to video games for which development was stopped.
     Advertising Expenses. The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the ad. Advertising costs charged to operations were $1.6 million, $1.4 million and $5.0 million for the years ended October 31, 2008, 2007, and 2006, respectively.
     Income taxes. The Company accounts for income taxes under the asset and liability method using Statement of Financial Accounting Standards (''SFAS’’) No. 109, ''Accounting for Income Taxes.’’ Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     Stock Based Compensation. In December 2004, the Financial Accounting Standards Board (''FASB’’) issued Statement of Financial Accounting Standards No. 123 (R) (revised 2004), ''Share-Based Payment’’ which revised Statement of Financial Accounting Standards No. 123, ''Accounting for Stock-Based Compensation’’. This statement supersedes Opinion No. 25, ''Accounting for Stock Issued to Employees.’’ The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented by the Company effective November 1, 2005.
     Non cash compensation expenses accounted for under SFAS No. 123 (R) were $1.6, $1.5 and $2.2 million for the years ended October 31, 2008, 2007 and 2006, respectively.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 31,	October 31,	October 31,
	2008	2007	2006
Risk free annual interest rate	3.3%	4.6%	4.30%
Expected volatility	65%	107%	90%
Expected life	4.25 years	4.25 years	5 years
Assumed dividends	None	None	None
     Effective November 1, 2005, the Company adopted SFAS No. 123 (R) utilizing the modified prospective method. SFAS No. 123 (R) requires the recognition of stock-based compensation expense in the financial statements.
     Under the modified prospective method, the provisions of SFAS No. 123 (R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, “Accounting for Stock Based Compensation”, shall be recognized in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of seven years. Compensation expense for stock options is recognized on a straight line basis over the vesting period of the award.
     The fair value for options issued was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based on the company’s historical stock prices and those of comparable companies. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per common share has not been presented for the periods because the impact of the conversion or exercise, as applicable, of the following warrants and stock options outstanding at the end of each period would be anti-dilutive.

	October 31,
	2008	2007	2006
Warrants (1)	1,922,735	1,854,877	2,220,687
Stock options	1,352,610	1,167,191	1,527,494
Unit purchase option (see Note 11)	388,734	388,734	—

(1)	During the twelve months ended October 31, 2007, warrants to purchase 2,063,545 shares of common stock expired and warrants to purchase 1,697,735 shares of common stock related to an equity financing were issued (see Note 12).
     Recent Accounting Pronouncements. In September 2006, FASB issued SFAS No. 157 ''Fair Value Measurements.’’ This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (''SFAS 141(R)’’), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (''SFAS 159’’). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (''SFAS 160’’), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on the Company’s results of operations, financial position or cash flows.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be the Company’s fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on the Company’s results of operations, financial position or cash flows.
     In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009. We do not expect the adoption of EITF 07-5 will have a material impact on results of operations, financial position, or cash flows.
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
     The carrying value of cash, accounts receivable, inventory, prepaid expenses, accounts payable, and accrued expenses, due to factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity.
4. FACTORED RECEIVABLES
     The Company uses a factor to approve credit and to collect the proceeds from a substantial portion of its sales. Under the terms of the agreement, the Company assigns to the factor and the factor purchases from the Company eligible accounts receivable.
     The factor, in its sole discretion, determines whether or not it will accept a receivable based on its assessment of credit risk. Once a receivable is accepted by the factor, the factor assumes substantially all of the credit risk associated with the receivable. The factor is required to remit payments to the Company for the assigned accounts receivable in accordance with the terms of the assigned invoice, regardless of whether the factor receives payment on the receivable, so long as the customer does not have a valid dispute related to the invoice. In certain cases, the Company assigns accounts receivable to the factor to provide collection services and to serve as collateral for advances, however, the company retains the credit risk.
     Approximately $12.0 million of accounts receivable was assigned to the factor at October 31, 2008, of which the Company assumed credit risk of approximately $7.1 million. .
     The Company also utilizes purchase order financing through the factor to provide funding for the manufacture of its products (see Note 8). In connection with these arrangements, the factor has a security interest in substantially all of the Company’s assets. The factor charges 0.5% of invoiced amounts, subject to certain minimum charges per invoice, for these credit and collection services.
     In addition, the Company may request that the factor provide cash advances based upon the Company’s accounts receivable and inventory. The factor may either accept or reject the request for advances in its discretion. Amounts to be advanced to the Company by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As of October 31, 2008, the factor was advancing approximately 80% of the eligible accounts receivable and also is advancing approximately 60% of inventory. Total advances under the factoring arrangement include letters of credit for purchase order financing (see Note 8) and is limited to $20 million in cash advances including $2 million for letters of

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
credits. The interest rate is prime plus 1.5% on outstanding advances, in certain circumstances, an additional 1% is added for advances on inventory balances. The factor’s charges and interest expense on the advances are included in ''interest and financing costs’’ in the accompanying consolidated statement of operations.
     Due to factor consists of the following:

	October 31,
	(in thousands)
	2008	2007
Accounts receivable assigned to factor	$12,004	$7,015
Less: allowances	(3,359)	(3,105)
advances from factor	(9,628)	(5,437)

	$(983)	$(1,527)

     The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Year Ended October 31,
	(in thousands)
	2008	2007	2006
Balance — beginning of year	$(3,105)	$(4,047)	$(9,551)
Add: provisions	(2,556)	(1,953)	(3,799)
Less: amounts charged against allowance	2,302	2,895	9,303

Balance — end of year	$(3,359)	$(3,105)	$(4,047)

5. PREPAID EXPENSES
     The following table presents the major components of prepaid expenses:

	October 31,
	(in thousands)
	2008	2007

Advance payments for inventory	$242	$889
Prepaid media advertising	1,598	—
Other (less than 5% of total assets)	116	239

	$1,956	$1,128

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     The following table presents the major components of accounts payable and accrued expenses:

	October 31,
	(in thousands)
	2008	2007
Accounts payable-trade	5,264	$3,579
Royalties	2,268	2,278
Sales commissions	203	179
Salaries and other compensation	1,987	706
Other accruals	975	746

	$10,697	$7,488

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. CUSTOMER BILLINGS DUE TO DISTRIBUTION PARTNER
     The Company has an arrangement in which it distributes video games published by another company for a fee based on the gross sales of their products. The Company does not take title to the inventory in the transaction, however the Company does warehouse, ship and invoice the customer. The Company records accounts receivable based on the gross amount of the amount billed and an amount payable to the distribution partner for the amount billed, less the Company’s distribution fee and certain expenses. The Company records revenue for these services at the net amount earned because it is acting as an agent for the principal in the transaction as defined by EITF 99-19. The Company has recorded approximately $0.3 million of fees for the year ended October 31, 2008, approximately $2.1 million in accounts receivable due from its factor at October 31, 2008, and $1.5 million in amounts payable to distribution partner at October 31, 2008.
8. INVENTORY FINANCING PAYABLE
     Manufacturers require the Company to prepay or present letters of credit in order to manufacture the products required under purchase orders from the Company’s customers. The Company has arrangements with its factor and a finance company for purchase order financing in order to provide letters of credit necessary for the manufacture of products. The Company’s factor provides letters of credit for which the factor charges 0.5% of the purchase order amount for 30 days. The Company also utilizes letters of credit from a finance company, which charges 1.5% of the purchase order amount for each transaction for 30 days, plus administrative fees. Additional charges are incurred if the letters of credit remain outstanding in excess of the original time period and/or the financing company is not paid at the time the products are received.
9. ADVANCES FROM CUSTOMERS
     In certain instances, customers and distributors have agreed to provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers.
10. SETTLEMENTS AND OTHER
     During the year ended October 31, 2007 the Company recorded gains on settlement of liabilities of $0.3 million, representing the settlement of accounts payable for marketing expenses for less than the invoiced amount.
     During the year ended October 31, 2006 the Company recorded gains on settlement of liabilities of $4.8 million, consisting of $1.5 million related to negotiated reductions in royalties due for certain video and video game titles, $0.5 million gain on the sale of the rights to certain video game titles and a $2.8 million gain on the settlement of accounts payable for legal, marketing and development expenses for less than the invoiced amount.
     During 2006, the Company sold and transferred all of its rights, title and interest with respect to the interactive software games ’’Ghost Rider’’ and ’’The Darkness’’ that were in development (together, the ''Products’’). Under the terms of the agreement, the Company was paid $7,216,000 in cash for the Products, all intellectual property and contracts related to the Products, and any and all assets related to the Products that are in the possession of or controlled by the Company, and the third party publisher assumed all of the Company’s obligations and liabilities related to the Products. Additionally, $784,000 was paid directly to two vendors to relieve the Company of obligations. During the year ended October 31, 2005, the Company wrote down the capitalized value attributable to the products to approximate the sales price. Accordingly, there was no gain recognized in 2006. The Company also sold the rights to the console version of Teen Titans for gross proceeds of $1.1 million, resulting in a gain of $500,000.
     During the years ended October 31, 2008, 2007 and 2006, the Company charged operations $0.1 million, $0.2 million, and $2.4 million, respectively, to write-off capitalized costs related to games for

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
which development plans were changed such that it is uncertain whether potential value of that development will be realized.
11. PRIVATE PLACEMENT
     On September 5, 2007, the Company completed a private placement of units in which the Company raised $6.0 million in gross proceeds from a group of institutional and accredited investors in exchange for 3,966,668 shares of common stock and warrants to purchase an additional 1,586,668 shares of common stock at $2.04 per share. Each unit had a price of $1.50 and consisted of one share of common stock and warrants to purchase 0.4 shares of common stock. The private placement resulted in net proceeds of $5.8 million after deducting the placement agent fees and other related expenses. In addition, the placement agent received (i) 277,667 shares of common stock and warrants to purchase 111,067 shares of common stock and (ii) a unit purchase option, exercisable commencing March 2008, to purchase at $1.50 per share, units consisting of (1) 277,667 shares of common stock, and (2) warrants to purchase up to 111,067 shares of common stock at $2.04. Based on the price of $1.50 per unit in the offering, the shares and warrants issued to the placement agent had a fair value of $416,500 on the date of the offering, which is included in equity.
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
     Additionally, the warrants contain a cashless exercise feature if a registration statement is not effective on the date of exercise, and a provision for exercise price adjustments under certain circumstances as defined in the warrant agreement. If the Company is sold, merged, or otherwise enters into a ''fundamental transaction’’ as defined in the warrant agreement, the successor entity is required to issue securities to the warrant holders equal to the number of shares of such stock immediately theretofore purchasable and receivable upon the exercise of the rights represented by the warrants. In the event the successor entity is not a publicly traded corporation whose securities are traded on a trading market, as defined in the securities purchase agreement the warrant holder can elect to receive a cash payment equal to the lesser of one dollar per share, or the transaction value of a share of common stock, as defined in the agreement, multiplied by: (i) on or prior to the first anniversary of the warrant, 55%; (ii) after the first anniversary of the warrant, but before the second, 45%; (iii) after the second anniversary of the warrant, but before the third, 35%, (iii) after the second anniversary of the warrant, but before the third, 25%. The Warrants contain a provision that may require settlement by transferring assets. Therefore, they are classified as liabilities at October 31, 2007 in accordance with FASB statement No. 150, Accounting with certain financial instruments with Characteristics of both Liabilities and Equity, and FASB Staff position 150-1 Issuers Accounting for Freestanding Financial Instruments Composed of More Than One option or Forward Contract Embodying Obligations under FASB Statement 150.
     The Company initially allocated $2.1 million of the proceeds received in the transaction to the warrants based on the fair values of the warrants on the date of the transaction. The Company will measure the fair value of the warrants at each balance sheet date, and record the change in fair value as a non cash charge or gain to earnings each period. The warrants were valued at $0.2 million and $1.5 million at October 31, 2008

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and 2007, respectively, due to fluctuations in the Company’s stock price. This resulted in a non-cash gain of $1.3 million and $0.6 million due to the change in fair value of warrants during the year ended October 31, 2008 and 2007. The Company used the Black Scholes method to value the warrants, assuming 70% volatility and a 4.16% cost of capital.
     12. COMMON STOCK PURCHASE WARRANTS
     The following table sets forth the number shares of common stock purchaseable under outstanding stock purchase warrants at October 31, 2008 and 2007.

Issued in			Exercise	October 31,	October 31,
connection with	Issue date	Expiration date	Price	2008	2007
Equity financing	September 5, 2007	March 5, 2013	$2.04	1,697,735	1,697,735
Consulting services	June 14, 2006	May 31, 2013	$1.55	150,000	150,000
Consulting services	November 1, 2007	July 31, 2010	$2.07	75,000	—
Other	February 22, 2004	February 21, 2008	$11.30	—	7,142

				1,922,735	1,854,877

     Additionally, in connection with the September 5, 2007 equity financing, the Company issued a unit purchase option, to purchase at $1.50 per share, units consisting of (1) 277,667 shares of common stock, and (2) warrants to purchase up to 111,067 shares of common stock at $2.04, with terms identical to the warrants issued in the financing.
13. INCOME TAXES
     The (benefit) provision for income taxes for the years ended October 31, 2008, 2007 and 2006 consists of:

	October 31,
	(000’s omitted)
	2008	2007	2006
Current:
Federal	$26	$—	$—
State	—	—	—
Deferred:
Federal	953	(1,610)	(1,048)
State	186	(311)	(203)
Less: valuation allowance	(1,139)	1,921	1,251

	$26	$—	$—

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2008, 2007 and 2006 and, relates to the following

	2008		2007		2006
	(000’s	Percent of	(000’s	Percent of	(000’s	Percent of
	omitted)	Pretax	omitted)	Pretax	omitted)	Pretax
	Amount	income	Amount	income	Amount	income
Tax (benefit) at federal statutory rate	$1,149	34%	$(1,622)	(34)%	$(1,824)	(34)%
State income taxes, net of federal income taxes	223	7%	(311)	(6)%	(203)	(4)%

Change in valuation allowance	(1,139)	(34)%	1,921	40%	1,251	23%
Other	(207)	(6)%	12	—	776	15%

	$26	1%	—%	—%	$—	—%

     The Components of deferred income tax assets (liabilities) were as follows:

	October 31,
	(000’s omitted)
	2008	2007
Impairment of capitalized software development costs and prepaid license fees not currently deductible	$36	$10
Litigation Settlement	611	1,145
Impairment of inventory	50	168
Compensation expense not deductible until options are exercised	1,632	1,221
All other temporary differences	341	478
Net operating loss carry forward	26,444	27,231
Less valuation allowance	(29,114)	(30,253)

Deferred tax asset	$—	$—

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
     Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ''change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards for income tax purposes at October 31, 2008 amounts to approximately $73.5 million and expires between 2023 and 2027.
14. STOCK-BASED COMPENSATION ARRANGEMENTS
     On February 13, 2004, the stockholders approved a stock option plan that provides for the granting of options to purchase the Company’s common stock. The plan covers employees, directors and consultants and provides for among other things, the issuance of non-qualified options and incentive stock options. On June 8, 2005, the Company’s stockholders and Board of Directors approved the amendment and restatement to the Company’s 2004 Employee, Director and Consultant Stock Plan (renamed 2004 Employee, Director and Consultant Incentive Plan) (the “Plan”) to: (a) increase the number of shares of common stock reserved for issuance under the Plan by 4 million; (b) add a share counting formula to the Plan pursuant to which each share issued under awards other than options or stock appreciation rights counts against the number of

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
total shares available under the Plan as 1.3 shares, and each share issued as options or stock appreciation rights counts against the total shares available under the Plan as one share; (c) increase the share limitation on the number of awards that may be granted to any participant in any fiscal year to 1,000,000; (d) add provisions for the grant of cash awards and other types of equity based awards; and (e) delete a provision allowing for the repricing of awards. On June 11, 2007, the Company’s stockholders and Board of Directors approved an amendment to the 2004 Employee, Director and Consultant Incentive Plan to increase the number of shares of common stock reserved for issuance under the Plan by four million.
     As of October 31, 2008, the Company has reserved 7.6 million shares of common stock for issuance under the Plan, of which 1.3 million are available for future issuance.
     A summary of the status of the Company’s outstanding stock options as of October 31 and changes during the years then ended is presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number Of	Exercise	Number Of	Exercise	Number Of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,167,191	$6.78	1,527,494	$6.19	1,820,550	$8.45
Granted	239,133	$0.89	46,818	$2.35	296,700	$1.45
Canceled	(53,714)	$9.92	(373,787)	$4.38	(589,756)	$6.88
Exercised	—	—	(33,334)	$1.46	—	—

Outstanding at end of year	1,352,610	$5.61	1,167,191	$6.78	1,527,494	$6.19

Options exercisable at year-end	1,051,736	$6.91	823,108	$8.24	539,056	$8.92

Weighted-average fair value of options granted during the year		$0.58		$1.78		$1.45

     The intrinsic value of shares outstanding at October 31, 2008 was $0.
     The fair value of options granted during the year was $138,697.
     The following table summarizes information about outstanding stock options at October 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.89	239,133	6.8	$0.89	—	$0.89
$1.41 and $2.80	282,474	4.5	$1.74	220,733	$1.72
$3.20	377,935	3.8	$3.20	377,935	$3.20
$7.23 to $8.00	114,300	3.6	$7.33	114,300	$7.33
$13.30	288,771	2.4	$13.30	288,771	$13.30
$14.00 to $28.00	49,997	2.8	$19.96	49,997	$19.96

$0.89 to $28.00	1,352,610	4.1	$5.61	1,051,736	$6.91

     The weighted average contractual term of exercisable options outstanding at October 31, 2008 was 3.5 years.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Weighted-Average
		Weighted-Average	Remaining
	Number	Fair Value at	Contractual Life
	Outstanding	Grant Date	(Years)
Non-Vested shares at October 31, 2007	344,083	$4.37	4.7
Options Granted	239,133	$0.58	6.8
Options Vested	(228,628)	$5.41	4.7
Options forfeited or expired	(53,714)	$3.56	4.3

Non-Vested shares at October 31, 2008	300,874	$0.71	6.4

     As of October 31, 2008 and 2007, there was approximately $0.1 million and $0.2 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 and 0.8 years, respectively. The total fair value of shares vested during October 31, 2008 was $1.2 million.
     A summary of the status of the Company’s restricted stock grants for the twelve months ended October 31, 2008, 2007 and 2006 is as follows:

	October 31,	October 31,	October 31,
	2008	2007	2006
Balance at beginning of period	1,411,470	1,022,033	13,948
Granted	1,546,397	937,299	1,104,945
Vested	(711,661)	(336,627)	(60,549)
Cancelled	(27,833)	(211,235)	(36,311)

Outstanding at end of period	2,218,373	1,411,470	1,022,033

     The fair value of restricted shares granted during the year ended October 31, 2008 was $1.5 million.
     The fair value of restricted shares granted during the year ended October 31, 2007 was $1.9 million.
     As of October 31, 2008, there was approximately $2.4 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.
     On July 21, 2006, the Company issued warrants to purchase an aggregate of 150,000 shares of common stock to a consulting firm in consideration for services, under the Plan. The warrants are exercisable at an exercise price of $1.55 at any time over a seven year period. The Company recorded $186,000 of expense in 2006, reflecting the fair value of the warrants on the date of issuance.
     On November 1, 2007, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock to a consulting firm in consideration for services, under the Plan. The warrants are exercisable at an exercise price of $2.07 at any time over a seven year period.
15. EMPLOYEE RETIREMENT PLAN
     The Company has a defined contribution 401(k) plan covering all eligible employees.
     The Company charged to operations $66,000, $41,000 and $51,000 for contributions to the retirement plan for the year ended October 31, 2008, 2007 and 2006 respectively.
     Certain stockholders and key employees of the Company serve as trustees of the plan.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. MAJOR CUSTOMERS
     Sales to Wal-Mart, Inc. represented 13%, 14% and 11% of net revenues in 2008, 2007 and 2006, respectively. Sales to Toys “R” Us Inc. represented 29% of net revenues in 2006. Sales to Gamestop represented 17%, 21% and 12% of net revenues in 2008, 2007 and 2006, respectively. Sales to Best Buy represented 13% 10% of sales in 2008 and 2007, respectively. Sales to Target and Cokem represented 11% and 10% of sales in 2008, respectively.
17. CONTINGENCIES AND COMMITMENTS
Commitments
     At October 31, 2008, the Company was committed under agreements with certain developers for future milestone payments aggregating $5.1 million. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. In addition, the Company may have to pay royalties for products sold. These payments will be used to reduce future royalties due to the developers from sales of the Company’s videogames.
     The Company is obligated under non-cancelable operating leases for administrative offices, automobiles, and equipment expiring at various dates through 2011. The future aggregate minimum rental commitments exclusive of required payments for operating expenses are as follows (in thousands):

Year ending October 31,	(000’s omitted)
2009	$556
2010	177
Thereafter	30

$763

     Total rent expense amounted to $655,000, $505,000 and $500,000 for the years ended October 31, 2008, 2007 and 2006, respectively.
     At October 31, 2008, the Company had open letters of credit aggregating $4.6 million under the Company’s purchase order assignment arrangements for inventory to be delivered during the subsequent year.
     The Company has entered into “at will” employment agreements with several key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and stock option grants. These agreements also contain provisions related to severance terms and change of control provisions.
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
     On January 16, 2009, the Company entered into an amendment to the securities class action settlement agreement. Under the terms of the settlement agreement in the securities class action, as amended, which is subject to notice to the shareholder claimants and court approval, the Company’s insurance carrier will make a cash payment, the Company will make cash payments of $466,667 in January 2009 and $233,333 in May 2009, and the Company will contribute one million shares of its common stock. The shares being

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contributed to the settlement will be distributed to the settlement claimants if and when the Court grants final approval of the settlement and the settlement becomes effective.
     During the twelve months ended October 31, 2007, the Company recorded a $2.8 million charge in connection with the expected settlement of the class action litigation, based on the terms of the original settlement. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares since that date. During the year ended October 31, 2008, the Company recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on October 31, 2008.
     The estimated settlement liability was further adjusted as of October 31, 2008, to reflect the terms of the amended settlement agreement entered into on January 16, 2009. Accordingly, an additional gain on settlement of litigation of $1.3 million was recorded during the year ended October 31, 2008. The total estimated liability at October 31, 2008 is $1.3 million, comprised of the $0.7 million in cash payments, and $0.6 million representing 1.0 million shares of common stock at the closing market price of $0.55 at that date. The value of the common stock on the date the shares are issued may be different than $0.55, resulting in further adjustment to the settlement liability.
     The settlement of the private securities claim in the action brought by Trinad on its own behalf provides that the Company’s insurance carrier will make a cash payment to Trinad, subject to final approval of the class action settlement by the Court.
     The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, will not result in a payment to the Company. Plaintiff’s attorneys will not receive any fees in connection with the settlement. As a result of the filing of this lawsuit by Trinad, the Company has taken actions that it and Trinad believe will benefit the Company’s shareholders and address some of the issues raised in the lawsuit. This settlement is subject to notice to the Company’s shareholders and to court approval.
     Since the settlements are subject to notice to shareholders and to court approval, there is no assurance that the settlements described above will be consummated. Further if these settlements are not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s costs relating to these litigations. Any expenses incurred in connection with such litigation not covered by available insurance or any adverse resolution of such litigation could have a material adverse effect on the Company’s financial condition.
     As previously disclosed, on July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The allegations in the complaint are similar to those in the class action and Trinad Capital’s action against the Company and several current and former directors and officers discussed above. On September 16, 2008, the Company entered into a settlement with Bolton providing for a cash payment from insurance proceeds, and the action has been dismissed, with prejudice.
     The Company at times may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. RELATED PARTY TRANSACTIONS
     The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company’s former Chairman Emeritus, and uncle of Jesse Sutton, the Company’s Chief Executive Officer, is a principal. During the years ended October 31, 2008, 2007 and 2006, respectively, the Company was charged $0.1 million, $1.2 million and $1.5 million for these services. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company’s knowledge, on terms no less favorable to those that would be incurred in arm’s length transactions with other providers of similar services.
     Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, resigned from the Company effective January 1, 2007, becoming a consultant. Mr. Sutton was paid as an employee for periods prior to November 1, 2006.
               The following table summarizes expense to Morris Sutton, in thousands:

	Year Ended
	October 31,
	2008	2007
Consulting	$350	$292
Commissions	111	42
Business expenses	49	70

Total	$510	$404

     The Company had accounts payable and accrued expenses of approximately $30,000 and $75,000 as of October 31, 2008 and 2007, respectively, due to Sutton Sales, LLC, a company controlled by Morris Sutton.. As of October 31, 2007, accounts receivable due from Sutton Sales totaled approximately $152,000.
19. SUBSEQUENT EVENT
     In November, 2008 the Company received proceeds of approximately $1.1 million from the sale of the rights to approximately $14.2 million of New Jersey state income tax net operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. The amount represents utilization of approximately 34% of the $41.0 million of net operating loss carryforwards available to the Company in the State of New Jersey, prior to the transfer. The amount will be recorded as an income tax benefit during the quarter ending January 31, 2009.
20. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following table is a comparative breakdown of the Company’s unaudited quarterly results for the immediately preceding eight quarters:

	For the Three Months Ended
	Jan. 31,	Apr. 30,	July 31,	Oct. 31,	Jan. 31,	Apr. 30,	July 31,	Oct. 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(in thousands, except per share data)
Net revenues	$14,495	$14,564	$10,010	$11,898	$18,664	$12,775	$14,456	$17,992
Cost of sales	9,992	8,452	7,053	8,185	11,152	8,342	8,306	12,998

Gross profit (loss)	4,503	6,112	2,957	3,713	7,512	4,433	6,150	4,994
Operating costs and expenses:
Product research and development	608	543	536	624	901	708	812	885

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended
	Jan. 31,	Apr. 30,	July 31,	Oct. 31,	Jan. 31,	Apr. 30,	July 31,	Oct. 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(in thousands, except per share data)
Selling and marketing	1,731	1,903	2,039	1,748	2,305	1,915	2,264	2,144
General and administrative	2,273	2,135	1,664	2,304	2,108	2,020	2,737	2,684
Depreciation and amortization	73	72	75	76	77	86	59	78
Other Operating Costs (1)	—	2,327	(75)	458	(322)	—		(1,149)

Operating income (loss)	(182)	(868)	(1,282)	(1,497)	2,443	(296)	278	352
Interest and finance charges	744	467	266	75	199	97	121	232
Change in fair value of warrants	—	—	—	(611)	(458)	(136)	(363)	(293)

Income (loss) before income taxes	(926)	(1,335)	(1,548)	(961)	2,702	(257)	520	413
Provision for income taxes	—	—	—	—	—	—	—	26

Net income (loss)	$(926)	$(1,335)	$(1,548)	$(961)	$2,702	$(257)	$520	$387

Net income (loss)
Basic	$(0.04)	$(0.06)	$(0.06)	$(0.04)	$0.10	$(0.01)	$0.02	$0.01

Diluted	$(0.04)	$(0.06)	$(0.06)	$(0.04)	$0.10	$(0.01)	$0.02	$0.01

Weighted average shares Outstanding
Basic	23,627,419	23,831,737	23,862,617	24,439,973	27,388,797	27,416,230	27,476,286	26,893,386

Diluted	23,627,419	23,831,737	23,862,617	24,439,973	27,413,681	27,416,230	27,476,286	26,893,386

(1) Other operating expenses consist of:

Settlement of litigation	—	$2,500	—	$322	$(322)	—	—	(1,250)

Gain on settlements	—	$(173)	$(75)	—	—	—	—	—

Loss on impairment of software development costs	—	—	—	$136	—	—	—	$101