Form 10-Q
period 2009-01-31
MAJESCO ENTERTAINMENT CO
filed 2009-03-16
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
Commission File No. 000-51128
Majesco Entertainment Company
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	06-1529524 (I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 16, 2009, there were 30,288,604 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
JANUARY, 31 2009 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	January 31,	October 31,
	2009	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,490	$5,505
Due from factor	4,894	—
Accounts and other receivables	728	3,032
Inventory	2,157	5,619
Capitalized software development costs and license fees	6,451	6,812
Prepaid expenses	2,166	1,956

Total current assets	26,886	22,924
Property and equipment — net	549	563
Other assets	93	83

Total assets	$27,528	$23,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,434	$10,697
Share based litigation settlement	1,157	1,250
Due to factor	—	983
Customer billings due under distribution agreement	954	1,487
Inventory financing payable	—	1,540
Advances from customers	86	265

Total current liabilities	15,631	16,222

Warrant liability	345	211

Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 30,210,037 and 30,127,950 issued and outstanding at January 31, 2009 and October 31, 2008, respectively	30	30
Additional paid in capital	102,133	101,722
Accumulated deficit	(90,010)	(94,172)
Accumulated other comprehensive loss	(601)	(443)

Total stockholders’ equity	11,552	7,137

Total liabilities and stockholders’ equity	$27,528	$23,570

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share amounts)

	Three Months Ended
	January 31,
	2009	2008
Net revenues	$32,820	$18,664

Cost of sales
Product costs	11,831	7,932
Software development costs and license fees	9,130	3,220

	20,961	11,152

Gross profit	11,859	7,512

Operating costs and expenses
Product research and development	1,293	934
Selling and marketing	4,124	2,372
General and administrative	2,505	2,008
Depreciation and amortization	69	77
Settlement of litigation and related charges, net	140	(322)

	8,131	5,069

Operating income	3,728	2,443
Other expenses (income)
Interest and financing costs, net	458	199
Change in fair value of warrants	135	(458)

Income before income taxes	3,135	2,702
Income taxes	(1,027)	—

Net income	$4,162	$2,702

Net income per share:
Basic	$0.15	$0.10

Diluted	$0.15	$0.10

Weighted average shares outstanding:
Basic	27,944,958	27,388,797

Diluted	27,944,958	27,413,681

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,162	$2,702
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	69	77
Change in fair value of warrants	135	(458)
Share-based litigation settlement	140	(322)
Non-cash compensation expense	411	399
Amortization of software development costs and prepaid license fees	3,167	1,366
Changes in operating assets and liabilities
Due from factor — net	(5,877)	(3,342)
Other receivables	2,173	247
Inventory	3,463	1,935
Capitalized software development costs and prepaid license fees	(2,836)	(2,158)
Prepaid expenses and other	(240)	(207)
Accounts payable and accrued expenses	2,550	477
Advances from customers	(695)	397

Net cash provided by operating activities	6,622	1,113

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(56)	(68)

Net cash used in investing activities	(56)	(68)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance cost on equity financing	—	(40)
Inventory financing	(1,540)	—

Net cash used in financing activities	(1,540)	(40)

Effect of exchange rates on cash and cash equivalents	(41)	(38)

Net increase in cash	4,985	967
Cash and cash equivalents — beginning of period	5,505	7,277

Cash and cash equivalents — end of period	$10,490	$8,244

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$459	$199

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)
1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION
     Majesco Entertainment Company, together with its wholly owned UK subsidiary (''Majesco’’ or the ''Company’’), is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.
     The Company’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. The Company sells its products directly and through resellers, primarily to U.S. retail chains, including Best Buy, GameStop/Electronics Boutique, Target, Toys ''R’’ Us and Wal-Mart. Majesco also sells products internationally through partnerships with international publishers. The Company has developed retail and distribution network relationships over its more than 22-year history.
     Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo’s Wii, DS, Game Boy Advance, or GBA, Sony’s PlayStation 3, or PS3, PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox and Xbox 360, and the personal computer, or PC.
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

	Three Months Ended January 31,
	2009	%	2008	%
United States	$31,746	96.7%	$18,446	98.8%
Europe	1,074	3.3%	218	1.2%

Total	$32,820	100.0%	$18,664	100.0%

     The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended October 31, 2008 filed with the Securities and Exchange Commission on Form 10-K on January 29, 2009. Certain prior-year amounts have been reclassified to conform to the 2009 presentation. Such reclassifications have no impact on net income or stockholders’ equity.
     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding management’s expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on available information as of the date hereof. It is important to note that actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding among other things, the Company’s ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately, many of which may be beyond Majesco’s control. Although management believes that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate.
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
     Earnings Per Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share excludes the impact of unvested shares of restricted stock issued under the Company’s incentive stock compensation plan. Diluted earnings per share reflects the potential impact of common stock options and unvested shares of restricted stock issued under the Company’s incentive stock compensation plan, and outstanding common stock purchase warrants. Diluted and basic earnings per share for the three months ended January 31, 2009 are the same because the impact of shares and options issued under the incentive stock compensation plan and common stock purchase warrants are antidilutive after applying the treasury stock method, as is required by SFAS 128 Earnings per Share. Diluted earnings per share for the three months ended January 31, 2008 includes the net addition of 24,884 shares representing the impact of 1,316,926 weighted average unvested shares of stock outstanding under the Company’s incentive stock compensation plan, after applying the treasury stock method, as previously noted. The table below provides total potential shares outstanding at the end of each reporting period:

	January 31,	January 31,
	2009	2008
Shares issuable under common stock warrants	2,311,469	2,318,611
Shares issuable under stock options	1,352,610	1,167,191
Non-vested portion of restricted stock grants	2,163,951	1,316,927

	5,828,030	4,802,729

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
3. INCOME TAXES
     On November 1, 2007 the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No.109 (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the uncertain tax position for recognition. Each position is evaluated based on its technical merits and a determination is made whether it is ''more likely than not’’ that the position would be sustained upon examination by a tax authority with full knowledge of the facts and circumstances. No benefit is recognized for a tax position that does not meet the ''more likely than not’’ recognition threshold. The second step is to measure the tax benefit of each position. The tax benefit is the largest amount that is more than 50% likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 on November 1, 2007 had no impact on Majesco’s accumulated deficit balance.
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
     Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ''change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards for income tax purposes at October 31, 2008 amounts to approximately $73.5 million and expires between 2023 and 2027. The Company files income tax returns in the U.S. and various foreign jurisdictions. Income taxes payable approximated $0.1 million at January 31, 2009.
     In November 2008, the Company received proceeds of approximately $1.1 million from the sale of the rights to approximately $14.2 million of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development

Authority. The amount represents utilization of approximately 34% of the $41.0 million of net operating loss carryforwards available to the Company in the state of New Jersey, prior to the transfer. The amount has been recorded as an income tax benefit during the quarter ended January 31, 2009.
     The Company has recorded a provision for federal alternative minimum taxes of $0.1 million for the three months ended January 31, 2009.
4. DUE (TO) FROM FACTOR
     Due from (to) factor consists of the following:

	January 31,	October 31,
	2009	2008
Outstanding accounts receivable sold to factor	$20,234	$12,004
Less: allowance	(3,707)	(3,359)
Less: advances from factor	(11,633)	(9,628)

	$4,894	$(983)

     Approximately $20.0 million of accounts receivable was assigned to the factor at January 31, 2009, of which the Company assumed credit risk of approximately $6.6 million.
     The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Three Months Ended
	January 31,
	2009	2008
Balance — beginning of period	$(3,359)	$(3,105)
Add: provision	(600)	(1,015)
Less: amounts charged against allowance	252	1,109

Balance — end of period	$(3,707)	$(3,011)

5. ACCOUNTS AND OTHER RECEIVABLES
     The following table presents the major components of accounts and other receivables:

	January 31,	October 31,
	2009	2008
Accounts receivable	$525	$2,927
Legal fee reimbursements due from insurance carriers	203	105

	$728	$3,032

6. PREPAID EXPENSES
     The following table presents the major components of prepaid expenses:

	January 31,	October 31,
	2009	2008
Advance payments for inventory	$787	$242
Prepaid media advertising	1,195	1,598
Other	184	116

January 31,	October 31,
2009	2008
$2,166	$1,956

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	January 31,	October 31,
	2009	2008
Accounts payable — trade	$3,924	$5,264
Accrued expenses:
Royalties — including accrued minimum guarantees	7,282	2,268
Salaries and other compensation	1,067	1,987
Sales commissions	244	203
Other accruals	917	975

	$13,434	$10,697

8. COMPREHENSIVE INCOME
     The components of comprehensive income for the three month periods ended January 31, 2009 and 2008, are summarized as follows:

	Three Months Ended
	January 31,
	2009	2008
Net income	$4,162	$2,702
Other comprehensive loss — Foreign currency translation adjustments	(158)	(38)

Total comprehensive income	$4,004	$2,664

9. CONTINGENCIES AND COMMITMENTS
Commitments
     At January 31, 2009, the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $4.9 million which are payable within one year from the balance sheet date. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.
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
     In January 2009, the Company entered into an amendment to the securities class action settlement agreement. Under the terms of the settlement agreement in the securities class action, as amended, the Company will make cash payments totaling $700,000 in three installments, the first two payments of which were made in January and February 2009, and the last of which is due to be paid in May 2009. The Company will also contribute one million shares of its common stock. The Company’s insurance carrier will also make a cash payment.
     On February 23, 2009, the settlement was approved by the Court, and the class action was dismissed. The dismissal is subject to appeal through March 26, 2009. If there is no appeal, the settlement will become effective, and the Company will contribute the shares to the settlement fund by March 30, 2009. The settlement administrator will thereafter distribute the shares to eligible settlement claimants.
     During the twelve months ended October 31, 2007, the Company recorded a $2.8 million charge in connection with the expected settlement of the class action litigation, based on the terms of the original settlement. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares from that date to October 31, 2007. During the year ended October 31, 2008, the Company recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on October 31, 2008.
     The estimated settlement liability was further adjusted as of October 31, 2008, to reflect the terms of the amended settlement agreement entered into on January 16, 2009. Accordingly, an additional gain on settlement of litigation of $1.3 million was recorded during the year ended October 31, 2008. The total estimated liability at October 31, 2008 is $1.3 million, comprised of the $0.7 million in cash payments, and $0.6 million representing 1.0 million shares of common stock at the closing market price of $0.55 at that date. The stock portion of the settlement was adjusted to a fair value of $0.7 million at January 31, 2009, reflecting the closing market price of $0.69 at that date. The value of the common stock on the date the shares are issued may be different than $0.69, resulting in further adjustment to the settlement liability.
     The settlement of the private securities claim in the action brought by Trinad, on its own behalf, provides that the Company’s insurance carrier will make a cash payment to Trinad, subject to the class action settlement becoming effective. The Court dismissed this action without prejudice on February 23, 2009, but it may be reopened within sixty days if the settlement is not consummated.
     The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, will not result in a payment to the Company. Plaintiff’s attorneys will not receive any fees in connection with the settlement. This settlement is subject to notice to the Company’s shareholders and to court approval.
     Since the settlement in the class action is subject to appeal, and the settlement in the derivative action is subject to notice to shareholders and to court approval as well as appeal, there is no assurance that these settlements will be consummated. Further, if these settlements are not achieved, there can be no assurance that the Company’s insurance will be adequate to cover the Company’s costs relating to these litigations.
     The Company at times may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.
10. RELATED PARTIES
     The Company previously received printing and packaging services from a business of which the brother of Morris Sutton, the Company’s former Chairman Emeritus, and uncle of Jesse Sutton, the Company’s Chief Executive Officer, is a principal. During the three months ended January 31, 2008, the Company was charged $0.1 million for these services. No charges were incurred for these services for the three months ended January 31, 2009. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges were, to the Company’s knowledge, on terms no less favorable to those that would be incurred in arm’s length transactions with other providers of similar services.
     The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provides services as a consultant. The agreement provides for a monthly retainer of $12.5, effective January 1, 2009, and a commission equal to 2% of sales to certain specified accounts. Consulting expenses for the three months ended January 31, 2009 include $28 of fees earned in each of November and December of 2008 under Mr. Sutton’s prior agreement which expired December 31, 2008.
     The following table summarizes expense to Morris Sutton, in thousands:

	Three Months Ended
	January 31,
	2009	2008
Consulting	$70	$88
Commissions	87	28
Business expenses	2	11

Total	$159	$127

     The Company had accounts payable and accrued expenses of approximately $40 and $30 as of January 31, 2009 and October 31, 2008, respectively, due Morris Sutton.

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
     We publish video game software for most major interactive entertainment hardware platforms, including Nintendo’s Wii, Game Boy Advance, or GBA, DS, Sony’s PlayStation 3, or PS3, PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox, Xbox 360, the personal computer, or PC, and other mobile devices.
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
     Our business model and product strategy is primarily focused on games with relatively lower development costs for both console and handheld systems targeting “mass-market” consumers. We believe this strategy allows us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for popular handheld systems such as the DS and PSP. We also publish software for Nintendo’s Wii console, as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach mass-market consumers. In addition, we continue to look opportunistically for titles to publish on the PC and other home console systems.
     We license rights to intellectual property used in our video games from third parties and work with third-party development studios to develop our own proprietary video game titles. In 2007, we opened a development studio to develop video games. However, we expect to continue to use third-party studios for the significant majority of our video game development.
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
     Provision (Benefit) for Income Taxes. Utilization of our net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to offset our NOL fully and other deferred tax assets has been established under the provisions of SFAS No. 109, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.
Seasonality and Variations in Interim Quarterly Results
     Our quarterly net revenues, gross profit, and operating income are impacted significantly by the seasonality of the retail selling season, and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit as a percentage of sales also generally increase in quarters that we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. For example, sales and gross profit during the three months ended January 31, 2009 benefited from strong holiday sales of our existing products, and the release of Cooking Mama; World Kitchen for the Nintendo Wii in November 2008 and Jillian Michaels; Fitness Ultimatum for the Nintendo Wii in October 2008. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.
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
     Reserves for Price Protection and Other Allowances. We generally sell our products on a no-return basis, although in certain instances, we may provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular advertisement, are generally reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. Generally, our price protection for premium-priced titles is higher than that needed for our value titles.
     Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three month periods ended January 31, 2009 and 2008, we provided allowances for future price protection and other allowances of $0.6 million and $1.0 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring the majority of our receivables to a third party that generally buys our receivables without recourse.
     Software Development Costs and Prepaid License Fees. We account for software development costs in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” “FAS 86”). Software development costs include development fees, in the form of milestone payments made to independent software developers, and direct payroll and overhead costs for our internal development studio. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.
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
     When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—software development costs and license fees. As of January 31, 2009, the net carrying value of our licenses and software development costs was $6.5 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.
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
     Accounting for Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) on November 1, 2005 using the modified prospective transition method, which requires that compensation cost be recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.
     Commitments and Contingencies. We account for commitments and contingencies in accordance with financial accounting standards board Statement No. 5, Accounting for Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.
Results of operations
Three months ended January 31, 2009 versus three months ended January 31, 2008
     Net Revenues. Net revenues for the three months ended January 31, 2009 increased to $32.8 million from $18.7 million in the comparable quarter last year. The $14.1 million increase is primarily due to increased revenue from new releases. Our quarterly net revenues are impacted significantly by the timing of new releases. Net revenues for the three months ended January 31, 2009 include the revenues from the release of two titles for the Nintendo Wii; Cooking Mama World Kitchen; and Jillian Michaels Fitness Ultimatum 2009, which was released late in the fourth quarter of fiscal 2008. Comparatively, the same quarter during the prior year included launch revenues from one title release, Cooking Mama: Dinner with Friends for the Nintendo DS.
     Gross Profit. Gross profit for the three months ended January 31, 2009 was $11.9 million compared to a gross profit of $7.5 million in the same quarter last year. The increase in gross profit is primarily attributable to the higher net revenues for 2009 discussed above. Gross profit as a percentage of net sales was 36% for the three months ended January 31, 2009 compared to 40% for the three months ended January 31, 2008. The decrease in gross profit as a percentage of sales is primarily attributable to higher royalties and amortization of development costs as a percentage of net sales in 2009, as compared to 2008.
     Product Research and Development Expenses. Research and development costs increased $0.4 million to $1.3 million for the three months ended January 31, 2009, from $0.9 million for the comparable period in 2008. The increase is primarily the result of expenses related to our development studio. During the three months ended January 31, 2009 substantially all of the work performed in the studio was allocated to non-capitalizable projects. Additionally, approximately $0.1 million was expensed for a video game project that was terminated.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $4.1million for the three months ended January 31, 2009 compared to $2.4 million for the three months ended January 31, 2008. The increase was due to television advertising programs during the holiday selling period, internet and advertising media related to increased new releases in 2009, and increased order fulfillment and shipping expenses related to increased sales volume. Selling and marketing expense as a percentage of net sales was approximately 13% for the three months ended January 31, 2009 and 2008.
     General and Administrative Expenses. For the three month period ended January 31, 2009, general and administrative expenses were $2.5 million, an increase of $0.5 million from $2.0 million in the comparable period in 2008. The increase is primarily due to higher compensation expenses relating to our incentive bonus program. This bonus program is primarily based on net income generated by the Company. General and administrative expenses include $0.4 million of non-cash compensation expenses for the three months ended January 31, 2009 and 2008, respectively.
     Settlement of Litigation Charges. Settlement of litigation charges represents the change in fair value since October 31, 2008 of one million shares of stock expected to be issued in settlement of our class action securities litigation (see discussion below).
     Operating Income. Operating income for the three months ended January 31, 2009 was $3.7 million, compared to operating income of $2.4 million for the three month period ended January 31, 2008. The increase in operating income primarily resulted from the impact of the higher net revenue and gross profit, partially offset by the increased operating expenses discussed above.
     Interest and Financing Costs, Net. Interest and financing costs increased to $0.5 million for the three months ended January 31, 2009 from $0.2 million for the three months ended January 31, 2008. The increase of $0.3 million is the result of a higher percentage of our inventory purchases being financed through letters of credit and higher factoring fees related to sales volume.
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
     We recorded an expense of $0.1 million for the three months ended January 31, 2009, reflecting the increase in the fair value of the warrants during the period, compared to income of $0.5 million for the three months ended January 31, 2008, reflecting a decrease in the fair value of warrants during the period.
     Income Taxes. For the three months ended January 31, 2009, income taxes is comprised of a provision for alternative minimum taxes of $0.1 million, and a tax benefit of $1.1 million related to the sale of the rights to certain state net operating loss carryforwards. We recorded no provision for income taxes other than alternative minimum taxes because our net operating loss carryforwards exceeded our taxable income.
     In November 2008, we received proceeds of approximately $1.1 million from the sale of the rights to approximately $14.2 million of New Jersey state income tax net operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. The amount represents utilization of approximately 34% of the $41.0 million of net operating loss carryforwards available to the Company in the State of New Jersey, prior to the transfer. The amount has been recorded as an income tax benefit during the quarter ending January 31, 2009.
     For the three months ended January 31, 2008, we did not provide for any income taxes because our net operating loss carryforwards exceeded our taxable income.
     Net Income. Net income for the three months ended January 31, 2009 was $4.2 million, an increase of $1.5 million from net income of $2.7 million for the comparable period in 2008, primarily due to the increased operating income and change in fair value of warrants discussed above.
Liquidity and Capital Resources
     We generated net income of $3.4 million in our 2008 fiscal year. However, we incurred a net loss of $4.8 million in our 2007 fiscal year. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements. We raised approximately $6.0 million in gross proceeds from the sale of our equity securities in September 2007.
     We generated net income of $4.2 million for the three months ended January 31, 2009. Our current plan is to fund our operations through product sales. However, we may be required to modify that plan, or seek outside sources of financing if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Management believes it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and we were unable to obtain alternative financing, it could create a material adverse change in the business.

     While our cash and cash equivalents balance was $10.5 million as of January 31, 2009, we expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.
     To provide liquidity, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.
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

     As of January 31, 2009, we had no open letters of credit for inventory purchases to be delivered during the subsequent quarter.
     We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $4.9 million, which are payable within one year.
     As of January 31, 2009, we were committed under operating leases for office space for approximately $0.6 million through December 2010.
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
     In January 2009, we entered into an amendment to the securities class action settlement agreement. Under the terms of the settlement agreement in the securities class action, as amended, we will make cash payments totaling $700,000 in three installments, the first two payments of which were made in January and February 2009, and the last of which is due to be paid in May 2009. We will also contribute one million shares of common stock. Our insurance carrier will also make a cash payment.
     On February 23, 2009, the settlement was approved by the Court, and the class action was dismissed. The dismissal is subject to appeal through March 26, 2009. If there is no appeal, the settlement will become effective, and we will contribute the shares to the settlement fund by March 30, 2009. The settlement administrator will thereafter distribute the shares to eligible settlement claimants.
     During the twelve months ended October 31, 2007, we recorded a $2.8 million charge in connection with the expected settlement of the class action litigation, based on the terms of the original settlement. The charge is comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the from that date to October 31, 2007. During the year ended October 31, 2008, we recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on October 31, 2008.
     The estimated settlement liability was further adjusted as of October 31, 2008, to reflect the terms of the amended settlement agreement entered into on January 16, 2009. Accordingly, an additional gain on settlement of litigation of $1.3 million was recorded during the year ended October 31, 2008. The total estimated liability at October 31, 2008 is $1.3 million, comprised of the $0.7 million in cash payments, and $0.6 million representing 1.0 million shares of common stock at the closing market price of $0.55 at that date. The stock portion of the settlement was adjusted to a fair value of $0.7 million at January 31, 2009, reflecting the closing market price of $0.69 at that date. The value of the common stock on the date the shares are issued may be different than $0.69, resulting in further adjustment to the settlement liability.
     The settlement of the private securities claim in the action brought by Trinad, on its own behalf, provides that our insurance carrier will make a cash payment to Trinad, subject to the class action settlement becoming effective. The Court dismissed this action without prejudice on February 23, 2009, but it may be reopened within sixty days if the settlement is not consummated.
     The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, will not result in a payment to the Company. Plaintiff’s attorneys will not receive any fees in connection with the settlement. This settlement is subject to notice to the Company’s shareholders and to court approval.

     Since the settlement in the class action is subject to appeal, and the settlement in the derivative action is subject to notice to shareholders and to court approval as well as appeal, there is no assurance that these settlements will be consummated. Further, if these settlements are not achieved, there can be no assurance that the our insurance will be adequate to cover the Company’s costs relating to these litigations.
     At times, we may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims would not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.
Cash Flows
     Cash and cash equivalents were $10.5 million at January 31, 2009 compared to $5.5 million at October 31, 2008.
     Operating Cash Flows. Cash provided by operating activities during the three months ended January 31, 2009 was approximately $6.6 million compared to $1.1 million for the three months ended January 31, 2008. The increase in cash provided by operating activities is primarily due to increased net income and working capital resulting from decreased accounts receivable and inventory, and increased accounts payable, partially offset by increased capitalized software development and royalties due to an increase in the number of games in development. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.
     Investing Cash Flows. Cash used in investing activities for the three months ended January 31, 2009 was approximately $0.1 million, compared to $0.1 million for the three months ended January 31, 2008. Cash used in investing activities consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth.
     Financing Cash Flows. Cash used in financing activities for the three months ended January 31, 2009 was due to a reduction in inventory financing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. The principal foreign currencies involved in the conduct of our international operations are the Euro and the British pound. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At January 31, 2009, we did not have any foreign exchange contracts.
Item 4. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As previously disclosed, in January 2009, the Company entered into an amendment to a securities class action settlement agreement relating to litigation pending in the United States District Court, District of New Jersey. Under the terms of the amended settlement agreement, we will make a cash payment totaling $700,000 in three installments, two of which were made in January and February 2009, and the last of which is due to be paid in May 2009. We will also contribute one million shares of our common stock. Our insurance carrier will also make a cash payment.
     On February 23, 2009, the settlement was approved by the Court, and the class action was dismissed. The dismissal is subject to appeal through March 26, 2009. If there is no appeal, the settlement will become effective, and we will contribute the shares to the settlement fund by March 30, 2009. The settlement administrator will thereafter distribute the shares to eligible settlement claimants.
     In addition, on February 23, 2009, the Court dismissed without prejudice the private securities claim in the action brought by Trinad Capital, on its own behalf, however, it may be reopened within sixty days if the settlement is not consummated. The settlement of this action provides that our insurance carrier will make a cash payment to Trinad, subject to the class action settlement becoming effective.
Item 1A. Risk Factors
     A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks.
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

Date: March 16, 2009