Form 10-Q
period 2009-04-30
MAJESCO ENTERTAINMENT CO
filed 2009-06-15
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 12, 2009, there were 31,462,630 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
APRIL 30, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 30,	October 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,262	$5,505
Accounts and other receivables	2,396	3,032
Inventory	2,926	5,619
Capitalized software development costs and license fees	8,578	6,812
Prepaid expenses	4,267	1,956

Total current assets	28,429	22,924
Property and equipment — net	507	563
Other assets	93	83

Total assets	$29,029	$23,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,671	$10,697
Accrued litigation settlement	233	1,250
Due to factor	746	983
Customer billings due under distribution agreement	203	1,487
Inventory financing payable	—	1,540
Deferred income and advances from customers	1,293	265

Total current liabilities	16,146	16,222

Warrant liability	1,225	211

Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 31,420,104 and 30,127,950 issued and outstanding at April 30, 2009 and October 31, 2008, respectively	31	30
Additional paid-in capital	103,939	101,722
Accumulated deficit	(91,706)	(94,172)
Accumulated other comprehensive loss	(606)	(443)

Total stockholders’ equity	11,658	7,137

Total liabilities and stockholders’ equity	$29,029	$23,570

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Net revenues	$20,548	$12,775	$53,368	$31,439

Cost of sales
Product costs	7,816	5,765	19,647	13,697
Software development costs and license fees	6,016	2,577	15,146	5,797

	13,832	8,342	34,793	19,494

Gross profit	6,716	4,433	18,575	11,945

Operating costs and expenses
Product research and development	1,411	708	2,704	1,609
Selling and marketing	3,198	1,915	7,322	4,220
General and administrative	2,369	2,020	4,874	4,128
Depreciation and amortization	69	86	138	163
Settlement of litigation and related charges, net	264	—	404	(322)

	7,311	4,729	15,442	9,798

Operating (loss) income	(595)	(296)	3,133	2,147
Other expenses (income)
Interest and financing costs, net	221	97	679	296
Change in fair value of warrants	880	(136)	1,015	(594)

(Loss) income before income taxes	(1,696)	(257)	1,439	2,445
Income taxes	—	—	(1,027)	—

Net (loss) income	$(1,696)	$(257)	$2,466	$2,445

Net (loss) income per share:
Basic	$(0.06)	$(0.01)	$0.09	$0.09

Diluted	$(0.06)	$(0.01)	$0.09	$0.09

Weighted average shares outstanding:
Basic	28,494,960	27,416,230	28,206,927	27,384,035

Diluted	28,494,960	27,416,230	28,420,121	27,384,035

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,466	$2,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	163
Change in fair value of warrants	1,015	(594)
Share-based litigation settlement	404	(322)
Fair value of common stock purchase warrants issued for services	—	77
Non-cash compensation expense	805	749
Provision for price protection and customer allowances	1,145	1,696
Amortization of software development costs and prepaid license fees	5,230	2,441
Changes in operating assets and liabilities:
Due to factor	(1,382)	(3,741)
Other receivables	515	216
Inventory	2,693	1,943
Capitalized software development costs and prepaid license fees	(7,019)	(4,329)
Prepaid expenses and other	(2,341)	299
Accounts payable and accrued expenses	3,014	(54)
Advances from customers and deferred revenue	(237)	105

Net cash provided by operating activities	6,446	1,094

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(82)	(208)

Net cash used in investing activities	(82)	(208)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance cost on equity financing	—	(40)
Inventory financing	(1,540)	—

Net cash used in financing activities	(1,540)	(40)

Effect of exchange rates on cash and cash equivalents	(67)	(49)

Net increase in cash and cash equivalents	4,757	797
Cash and cash equivalents — beginning of period	5,505	7,277

Cash and cash equivalents — end of period	$10,262	$8,074

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$680	$304

Litigation settlement costs paid in stock	$1,412	$—

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)
1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION
     Majesco Entertainment Company, together with its wholly owned subsidiary, Majesco Europe Limited (“Majesco” or the “Company”), is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.
     The Company’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. The Company sells its products directly and through resellers, primarily to U.S. retail chains, including Best Buy, GameStop/EB Games, Target, Toys “R” Us and Wal-Mart. Majesco also sells products internationally through partnerships with international publishers. The Company has developed retail and distribution network relationships over its more than 23-year history.
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

	Three Months Ended April 30,				Six Months Ended April 30,
	2009	%	2008	%	2009	%	2008	%
United States	$20,275	98.7%	$11,366	89.0%	$52,020	97.5%	$29,811	94.8%
Europe	273	1.3%	1,409	11.0%	1,348	2.5%	1,628	5.2%

Total	$20,548	100.0%	$12,775	100.0%	$53,368	100.0%	$31,439	100.0%

     The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended October 31, 2008 filed with the Securities and Exchange Commission on Form 10-K on January 29, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Revenue Recognition. The Company recognizes revenue upon the shipment of its products when: (1) title and the risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products are sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Some of the Company’s software products provide limited online features at no additional cost to the consumer. Generally, such features have been considered to be incidental to the Company’s overall product offerings and an inconsequential deliverable. Accordingly, the Company does not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying the Company’s revenue recognition policy.
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
     (Loss) Income Per Share. Basic (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Basic (loss) income per share excludes the impact of unvested shares of restricted stock issued under the Company’s incentive stock compensation plan. Diluted earnings per share reflects the potential impact of common stock options and unvested shares of restricted stock issued under the Company’s incentive stock compensation plan, and outstanding common stock purchase warrants. Diluted and basic (loss) income per share for the three months ended April 30, 2009 and the three and six months ended April 30, 2008, are the same because the impact of shares and options issued under the incentive stock compensation plan and common stock purchase warrants are antidilutive after applying the treasury stock method, as is required by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings per Share.” Diluted earnings per share for the six months ended April 30, 2009 includes the net addition of 213,194 shares representing the impact of 2,187,069 unvested shares of stock outstanding under the Company’s incentive stock compensation plan, after applying the treasury stock method, as previously noted. The table below provides total potential shares outstanding at the end of each reporting period:

	April 30,	April 30,
	2009	2008
Shares issuable under common stock warrants	2,311,469	2,311,469
Shares issuable under stock options	1,352,610	1,113,477
Non-vested portion of restricted stock grants	2,187,069	1,326,658

	5,851,148	4,751,604

     Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”(“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination.

     In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”, which amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management does not expect the adoption of this Statement to have a material impact on the Company’s results of operations, financial position or cash flows.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be the fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Management does not expect the adoption of this statement to have a material impact on the Company’s results of operations, financial position or cash flows.
     In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management does not expect the adoption of EITF 07-5 will have a material impact on the Company’s results of operations, financial position, or cash flows.
     In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participation in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008.

Management is currently evaluating the potential impact on the Company’s financial statements.
3. INCOME TAXES
     On November 1, 2007 the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No.109 ” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the uncertain tax position for recognition. Each position is evaluated based on its technical merits and a determination is made whether it is ''more likely than not’’ that the position would be sustained upon examination by a tax authority with full knowledge of the facts and circumstances. No benefit is recognized for a tax position that does not meet the ''more likely than not’’ recognition threshold. The second step is to measure the tax benefit of each position. The tax benefit is the largest amount that is more than 50% likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 on November 1, 2007 had no impact on Majesco’s accumulated deficit balance.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at April 30, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
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
     Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ''change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards for income tax purposes at October 31, 2008 amounts to approximately $73,500 and expires between 2023 and 2027. The Company files income tax returns in the U.S. and various foreign jurisdictions. Income taxes payable approximated $100 at April 30, 2009.
     In November 2008, the Company received proceeds of approximately $1,100 from the sale of the rights to approximately $14,200 of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. The amount represents utilization of approximately 34% of the $4,100 of net operating loss carryforwards available to the Company in the state of New Jersey, prior to the transfer. The amount has been recorded as an income tax benefit during the six months ended April 30, 2009.
     The Company has recorded a provision for federal alternative minimum taxes of $100 for the six months ended April 30, 2009.
4. DUE (TO) FROM FACTOR
     Due (to) from factor consists of the following:

	April 30,	October 31,
	2009	2008
Outstanding accounts receivable sold to factor	$15,742	$12,004
Less: allowance	(2,028)	(3,359)
Less: advances from factor	(14,460)	(9,628)

	$(746)	$(983)

     Approximately $16,000 of accounts receivable was sold to the factor at April 30, 2009, of which the Company assumed credit risk of approximately $3,900.
     The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Six Months Ended
	April 30,
	2009	2008
Balance — beginning of period	$(3,359)	$(3,105)
Add: provision	(1,145)	(1,696)
Less: amounts charged against allowance	2,476	1,910

Balance — end of period	$(2,028)	$(2,891)

5. ACCOUNTS AND OTHER RECEIVABLES
     The following table presents the major components of accounts and other receivables:

	April 30,	October 31,
	2009	2008
Accounts receivable	$2,165	$2,927
Legal fee reimbursements due from insurance carriers	231	105

	$2,396	$3,032

6. PREPAID EXPENSES
     The following table presents the major components of prepaid expenses:

	April 30,	October 31,
	2009	2008
Advance payments for inventory	$1,919	$242
Prepaid media advertising	2,033	1,598
Other	315	116

	$4,267	$1,956

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	April 30,	October 31,
	2009	2008
Accounts payable — trade	$3,113	$5,264
Accrued expenses:
Royalties — including accrued minimum guarantees	7,513	2,268
Salaries and other compensation	1,221	1,987
Sales commissions	248	203
Other accruals	1,576	975

	$13,671	$10,697

8. DEFERRED INCOME AND ADVANCES FROM CUSTOMERS
     Deferred income and advances from customers consists of the following:

	April 30,	October 31,
	2009	2008
Deferred income	$1,178	$—
Advances from customers	115	265

	$1,293	$265

          Deferred income consists of the net impact of the deferral of $3,051 of sales, $1,777 of cost of sales, and $96 of shipping and commission costs related to products that were shipped during the quarter, with restrictions on resale by the retailer until the occurrence of a “street date” in the subsequent quarter.
9. WARRANT LIABILITY
     On September 5, 2007, the Company issued warrants in connection with a private placement of its common stock. The warrants entitled the holders to purchase an aggregate of 1,586,668 shares of common stock. The warrants have an exercise price of $2.04 per share and a term of five years, which began six months from the issue date. The warrants contain a provision that may require settlement by transferring assets under certain change of control circumstances. Therefore, they are classified as liabilities at October 31, 2007 in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and FASB Staff Position 150-1 “Issuers Accounting for Freestanding Financial Instruments Composed of More Than One option or Forward Contract Embodying Obligations under FASB Statement 150.”
     The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non-cash charge or gain to earnings each period. The warrants were valued at $1,200 and $200 at April 30, 2009 and October 31, 2008, respectively, primarily due to fluctuations in the Company’s stock price. This resulted in a non-cash charge of $900 and $1,000 due to the change in fair value of warrants during the three and six months ended April 30, 2009, and a gain due to the change in fair value of warrants of $100 and $600 for the three and six months ended April 30, 2008. The Company used the Black Scholes method to value the warrants, assuming volatility ranging from 63.2% to 76.0% and a cost of capital ranging from 1.85% to 4.16%.
10. STOCKHOLDERS EQUITY
     Changes to stockholders equity includes an addition to common stock and paid in capital of $1,250 for the issuance of one million shares of common stock related to the settlement of litigation, and $162 related to the issuance of 130,000 shares of common stock related to the settlement of legal expenses reimbursable under an indemnification agreement (see commitment and contingencies below).
11. COMPREHENSIVE INCOME
     The components of comprehensive (loss) income for the three and six month periods ended April 30, 2009 and 2008, are summarized as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Net (loss) income	$(1,696)	$(257)	$2,466	$2,445
Other comprehensive loss — Foreign currency translation adjustments	(5)	(11)	(163)	(49)

Total comprehensive (loss) income	$(1,701)	$(268)	$2,303	$2,396

12. CONTINGENCIES AND COMMITMENTS
Commitments
     At April 30, 2009, the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $7,200 which are payable within one year from the balance sheet date. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.
     The Company has entered into “at will” employment agreements with certain key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and equity compensation. These agreements also contain provisions related to severance terms and change of control provisions.

     On September 27, 2007, the Company entered into settlement agreements to settle certain litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of the Company’s securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd.; and (iii) a second action filed by Trinad purportedly on behalf of the Company. All three actions are now concluded.
     In January 2009, the Company entered into an amendment to the securities class action settlement agreement. Under the terms of the settlement agreement in the securities class action, as amended, the Company agreed to make cash payments totaling $700 in three installments. The first two payments were made in January and February 2009, and the last payment was made in May 2009. The Company also contributed one million shares of its common stock to the settlement fund. The Company’s insurance carrier also contributed a cash payment.
     On February 23, 2009, the settlement was approved by the Court, and the class action was dismissed. The dismissal is no longer subject to appeal. The settlement administrator distributed the shares and cash to eligible settlement claimants in May 2009 and the matter is now closed.
     Under the terms of the settlement of the private securities claim in the action brought by Trinad, on its own behalf, the Company’s insurance carrier made a cash payment to Trinad. The Court dismissed this action on February 23, 2009 and the matter is now closed.
     The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, did not result in a payment to the Company, and Plaintiff’s attorneys did not receive any fees in connection with the settlement. This settlement was approved by the Court, and the Court dismissed the action on May 12, 2009. The dismissal is no longer subject to appeal and the matter is now closed.
     The Company recorded aggregate expense of $1,950 under the amended settlement agreements, reflecting $700 in cash payments, and the $1,250 fair value of common stock, on its date of issuance, March 30, 2009.
     The Company originally recorded an accrual equal to the $2,500 fair value of common stock to be issued under the settlement agreement on the date of its execution, September 27, 2009. The accrual was adjusted each quarter to reflect the change in the value of shares to be issued under the agreement. This adjustment resulted in a gain of $322 for the six months ended April 30, 2008. The accrual was further adjusted at October 31, 2008 to $1,250 reflecting the $700 in cash payments, and $0.55 per share fair value of one million shares of common stock to be issued under the revised settlement agreement at that date. The share based portion of the accrual was adjusted to the fair value of the shares to be issued, at each balance sheet date thereafter, until their issuance on March 30, 2009. The fair value of the shares on date of issuance was $1,250 ($1.25 per share), resulting in expense of $560 and $700 for the three and six months ended April 30, 2009.
     Additionally, on March 30, 2009, the Company issued 130,000 shares of common stock, with a fair value of $162, to a group of underwriters named as defendants in the class action litigation, in payment of $458 in legal fees for which the Company was responsible under an indemnification agreement. The gain of $296 resulting from the difference between the fair value of the stock issued and the legal expenses, which had been recorded as general and administrative expenses during prior periods, was included in Settlement of Litigation and related charges, net, for the three and six months ended April 30, 2009.
     The Company at times may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.
13. RELATED PARTIES
     The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13, effective January 1, 2009, and a commission equal to 2% of sales to certain specified accounts. Consulting expenses for the six months ended April 30, 2009 include $28 of fees earned in each of November and December of 2008 under Mr. Sutton’s prior agreement which expired December 31, 2008.
     The following table summarizes expense to Morris Sutton:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Consulting	$38	$88	$108	$175
Commissions	62	36	149	60
Business expenses	4	15	6	30

Total	$104	$139	$263	$265

     The Company had accounts payable and accrued expenses of approximately $17 and $30 as of April 30, 2009 and October 31, 2008, respectively, due to Morris Sutton.
     The Company previously received printing and packaging services from a business of which the brother of Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, and uncle of Jesse Sutton, the Company’s Chief Executive Officer, is a principal. During the three months ended January 31, 2008, the Company was charged $100 for these services. No charges were incurred for these services for the three and six months ended April 30, 2009. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges were, to the Company’s knowledge, on terms no less favorable to those that would be incurred in arm’s length transactions with other providers of similar services.
14. SUBSEQUENT EVENTS
          On May 1, 2009 the Company extended the lease at its existing offices in Edison, New Jersey from its original expiration date of October 31, 2009 to January 31, 2015. Annual rental payments under the lease are approximately $300.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding management’s expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on available information as of the date hereof. It is important to note that actual results could differ materially from those projected in such forward-looking statements contained in this Report on Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding among other things, the Company’s ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately, many of which may be beyond Majesco’s control. Although management believes that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report on Form 10-Q will prove to be accurate.
Overview
     We are a provider of interactive entertainment products. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products internationally through distribution agreements with other publishers. We have developed our retail and distribution network over our 23-year history.
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
     Since February 2006, the distribution of our video games in Europe and the PAL territories has been handled via distribution agreements with third-party publishers. The distribution agreements gave exclusive distribution rights for the majority of our games for which we have the ability to sell in the territory and included a minimum guarantee from the distributor for purchases of those games. Since April 2009, we have been implementing a strategy to arrange for distribution on a country-by-country or regional basis, or in some cases to sell directly to retail. We expect to be able to establish better control and profitability over the long term through a more direct distribution strategy. However, we may experience higher volatilty in operating results due to factors such as sales demand, price protection and allowances, and inventory costs as we implement the strategy.
     We license rights to intellectual property used in our video games from third parties and work with third-party development studios to develop our own proprietary video game titles. In 2007, we began developing some of our video games internally. However, we expect to continue to use third-party studios for the significant majority of our video game development.
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
     Product Research and Development Expenses. Product research and development expenses relate principally to our cost of supervision of third party video game developers, testing new products and conducting quality assurance evaluations during the development cycle as well as costs incurred at our development studio, or outside studios, that are not allocated to games for which technological feasibility has been established. Costs incurred are employee-related, may include equipment, and are not allocated to cost of sales.
     Selling and Marketing Expenses. Selling and marketing expenses consist of marketing, advertising and promotion expenses, the cost of shipping products to customers and related employee costs. A component of these expenses is credits to retailers for trade advertising.
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
     Provision (Benefit) for Income Taxes. Utilization of our net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to offset our NOL fully and other deferred tax assets has been established under the provisions of SFAS No. 109 “Accounting for Income Taxes”, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.
Seasonality and Variations in Interim Quarterly Results
     Our quarterly net revenues, gross profit, and operating income are impacted significantly by the seasonality of the retail selling season, and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit as a percentage of sales also generally increase in quarters that we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. For example, sales and gross profit during the three months ended January 31, 2009 benefited from strong holiday sales of our existing products, and the release of Cooking Mama: World Kitchen for the Nintendo Wii in November 2008, and Jillian Michaels: Fitness Ultimatum for the Nintendo Wii in October 2008. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.
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
     Revenue Recognition. We recognize revenue upon the shipment of our product when: (1) risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products are sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Some of our software products provide limited online features at no additional cost to the consumer. Generally, we have considered such features to be incidental to our overall product offerings and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying our revenue recognition policy.
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
     Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. We provided allowances for future price protection and other allowances of $0.5 and $1.1 million for the three and six month periods ended April 30, 2009, respectively, and $0.7 and $1.7 million for the three and six month periods ended April 30, 2008, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring the majority of our receivables to a third party that generally buys our receivables without recourse.
     Software Development Costs and Prepaid License Fees. We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs include development fees, in the form of milestone payments made to independent software developers, and direct payroll and overhead costs for our internal development studio. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.
     Prepaid license fees represent license fees to holders for the use of their intellectual property rights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Capitalized software development costs and prepaid license fees classified as non-current relate to titles for which we estimate the release date to be more than one year from the balance sheet date. Licenses are expensed to cost of sales at the higher of (1) the contractual royalty rate based on actual sales or (2) an effective rate based upon total projected revenue related to such license.
     When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—software development costs and license fees. If a game project is cancelled before its completion and release we record an expense to general and administrative expenses. If we incur costs related to games for which technological feasibility has not been established, or there is no known market for the product, we record an expense to research and development expenses. As of April 30, 2009, the net carrying value of our licenses and software development costs was $8.6 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.
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

     Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) on November 1, 2005 using the modified prospective transition method, which requires that compensation cost be recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.
     Commitments and Contingencies. We account for commitments and contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.
Revenue by platform
The following Table sets forth our net revenues by platform:

	Three Months Ended April 30,				Six Months Ended April 30,
	2009	%	2008	%	2009	%	2008	%
Nintendo Wii	$10,734	52.2%	$3,204	25.1%	$31,737	59.5%	$6,908	22.0%
Nintendo DS	9,305	45.3%	9,010	70.5%	20,463	38.3%	23,230	73.9%
Other	509	2.5%	561	4.4%	1,168	2.2%	1,301	4.1%

TOTAL	$20,548	100.0%	$12,775	100.0%	$53,368	100.0%	$31,439	100.0%

Results of operations
Three months ended April 30, 2009 versus three months ended April 30, 2008
     Net Revenues. Net revenues for the three months ended April 30, 2009 increased to $20.5 million from $12.8 million in the comparable quarter last year. The $7.7 million increase is primarily due to increased revenue from new releases. Our quarterly net revenues are impacted significantly by the timing of new releases. Net revenues for the three months ended April 30, 2009 include the revenue impact of several releases, most notably Gardening Mama for the Nintendo DS and Major Minor for the Nintendo Wii, released during the current quarter, as well as continued sales of two titles for the Nintendo Wii released during the previous two quarters: Cooking Mama: World Kitchen and Jillian Michaels: Fitness Ultimatum 2009. Net revenues during the same quarter of prior year included one new release, with comparatively lower revenues, Wild Earth: African Safari.
     Gross Profit. Gross profit for the three months ended April 30, 2009 was $6.7 million compared to a gross profit of $4.4 million in the same quarter last year. The increase in gross profit is primarily attributable to the higher net revenues for 2009 discussed above. Gross profit as a percentage of net sales was 32.7% for the three months ended April 30, 2009 compared to 34.7% for the three months ended April 30, 2008. The decrease in gross profit as a percentage of sales is primarily attributable to higher royalties and amortization of development costs as a percentage of net sales in 2009, as compared to 2008, partially offset by lower manufacturing costs as a percentage of sales.
     Product Research and Development Expenses. Research and development expenses increased $0.7 million to $1.4 million for the three months ended April 30, 2009, from $0.7 million for the comparable period in 2008. The increase is primarily the result of expenses related to our development studio and approximately $0.2 paid to developers for the development of mobile games. During the three months ended April 30, 2008, substantially all of the work performed in the studio was allocated to capitalizable projects. During the three months ended April 30, 2009 no work was attributable to capitalizable projects. After evaluation of the studio’s performance, and changes in the availability and cost of development with our third party partners, we now believe that closing the studio and taking advantage of these external opportunities represents a better value for the Company. Therefore, we plan to reduce our personnel used for internal development during the three months ending July 31, 2009 and expect to incur approximately $0.2 million in severance and lease termination costs.

Development costs for mobile games is recorded as research and development costs because we are currently evaluating opportunities in this market and no significant revenue contribution is expected from current projects.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $3.2 million for the three months ended April 30, 2009 compared to $1.9 million for the three months ended April 30, 2008. The increase was due to $1.0 million in television and internet advertising media, and increased commission, order fulfillment and shipping expenses related to increased sales volume. Selling and marketing expense as a percentage of net sales was approximately 15.6% for the three months ended April 30, 2009 and 15.0% for the three months ended April 30, 2008.
     General and Administrative Expenses. For the three month period ended April 30, 2009, general and administrative expenses were $2.4 million, an increase of $0.4 million from $2.0 million in the comparable period in 2008. The increase is primarily due to a $0.3 million expense related to the write-off of capitalized software development costs and license fees for products that were cancelled prior to their commercial release. General and administrative expenses included $0.4 million of non-cash compensation expenses for the three months ended April 30, 2009 and 2008, respectively.
     Settlement of Litigation Charges. For the three months ended April 30, 2009, settlement of litigation charges is comprised of an expense of $0.6 million related to the change in fair value of one million shares of stock issued in settlement of our class action litigation (see commitments and contingencies discussion below) and a gain on the settlement of legal fees of $0.3 million.
     Operating Loss. Operating loss for the three months ended April 30, 2009 was $0.6 million, compared to an operating loss of $0.3 million for the three months ended April 30, 2008. The increase in operating loss primarily resulted from the increased operating expenses and settlement of litigation charges discussed above, partially offset by the impact of the higher net revenue and gross profit.
     Interest and Financing Costs, Net. Interest and financing costs increased to $0.2 million for the three months ended April 30, 2009 from $0.1 million for the three months ended April 30, 2008. The increase of $0.1 million is the result of higher factoring fees related to sales volume.
     Change in Fair Value of Warrants. On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Staff Position 150-1 “Issuers Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement 150,” (“FSP 150-1”).
     We recorded an expense of $0.9 million for the three months ended April 30, 2009, reflecting the increase in the fair value of the warrants during the period, compared to income of $0.1 million for the three months ended April 30, 2008, reflecting a decrease in the fair value of warrants during the period.
     Income Taxes. For the three months ended April 30, 2009, we did not provide for any benefit for income taxes because the utilization of operating loss carryforwards can not be assured.
     Net Loss. Net loss for the three months ended April 30, 2009 was $1.7 million, an increase of $1.4 million from net loss of $0.3 million for the comparable period in 2008, primarily due to the increased operating loss and change in fair value of warrants discussed above.
Six months ended April 30, 2009 versus six months ended April 30, 2008
     Net Revenues. Net revenues for the six months ended April 30, 2009 increased to $53.4 million from $31.4 million in the comparable period last year. The $22.0 million increase is primarily due to increased revenue from new releases. Our net revenues are impacted significantly by the timing of new releases. Net revenues for the six months ended April 30, 2009 include the revenues from the release Gardening Mama for the Nintendo DS, as well as Cooking Mama: World Kitchen and Jillian Michaels: Fitness Ultimatum 2009 (released October 2008) for the Nintendo Wii. Significant releases during the prior year were Cooking Mama: Dinner with Friends, for the Nintendo Wii, and Wild Earth: African Safari, for the Nintendo Wii, which generated comparatively lower revenues.

     Gross Profit. Gross profit for the six months ended April 30, 2009 was $18.6 million compared to a gross profit of $11.9 million in the same period last year. The increase in gross profit is primarily attributable to the higher net revenues for 2009 discussed above. Gross profit as a percentage of net sales was 34.8% for the six months ended April 30, 2009 compared to 38.0% for the six months ended April 30, 2008. The decrease in gross profit as a percentage of sales is primarily attributable to higher royalties and amortization of development costs as a percentage of net sales in 2009, as compared to 2008.
     Product Research and Development Expenses. Research and development costs increased $1.1 million to $2.7 million for the six months ended April 30, 2009, from $1.6 million for the comparable period in 2008. The increase is primarily the result of expenses related to our development studio and approximately $0.2 paid to developers for the development of mobile games. During the six months ended April 30, 2009, substantially all of the work performed in the studio was allocated to non-capitalizable projects. After evaluation of the studio’s performance, and changes in the availability and cost of development with our third party partners, we now believe that closing the studio and taking advantage of these external opportunities represents a better value for the Company. Therefore, we plan to reduce our personnel used for internal development during the three months ending July 31, 2009 and expect to incur approximately $0.2 million in severance and lease termination costs Development costs for mobile games is recorded as research and development costs because we are currently evaluating opportunities in this market and no significant revenue contribution is expected from current projects.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $7.3 million for the six months ended April 30, 2009 compared to $4.2 million for the six months ended April 30, 2008. The increase was due to approximately $2.3 million in television and internet advertising media, and increased commission, order fulfillment and shipping expenses related to increased sales volume. Selling and marketing expense as a percentage of net sales was approximately 13.7% for the three months ended April 30, 2009 and 13.4% for the three months ended April 30, 2008.
     General and Administrative Expenses. For the six months ended April 30, 2009, general and administrative expenses were $4.9 million, an increase of $0.8 million from $4.1 million in the comparable period in 2008. The increase is primarily due to higher compensation expenses relating to our incentive compensation program and $0.3 million expense related to the write-off of capitalized software development costs and license fees for products that were cancelled prior to their commercial release. This compensation program is primarily based on net income generated by the Company for the fiscal year. General and administrative expenses include $0.8 million of non-cash compensation expenses for the six months ended April 30, 2009 and 2008, respectively.
     Settlement of Litigation Charges. Settlement of litigation charges is comprised of $0.7 million related to the change in fair value of common stock issued in settlement of our class action securities litigation (see commitments and contingencies discussion below) and a gain on the settlement of legal fees of $0.3 million.
     Operating Income. Operating income for the six months ended April 30, 2009 was $3.1 million, compared to operating income of $2.1 million for the six months ended April 30, 2008. The increase in operating income primarily resulted from the impact of the higher net revenue and gross profit, partially offset by the increased operating expenses and settlement of litigation charges discussed above.
     Interest and Financing Costs, Net. Interest and financing costs increased to $0.7 million for the six months ended April 30, 2009 from $0.3 million for the six months ended April 30, 2008. The increase of $0.4 million is the result of a higher factoring fees related to sales volume.
     Change in Fair Value of Warrants. On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with FSP 150-1.
     We recorded an expense of $1.0 million for the six months ended April 30, 2009, reflecting the increase in the fair value of the warrants during the period, compared to income of $0.6 million for the six months ended April 30, 2008, reflecting the decrease in the fair value of warrants during the period.

     Income Taxes. For the six months ended April 30, 2009, income taxes is comprised of a provision for alternative minimum taxes of $0.1 million, and a tax benefit of $1.1 million related to the sale of the rights to certain state net operating loss carryforwards. We recorded no provision for income taxes other than alternative minimum taxes because our net operating loss carryforwards exceeded our taxable income.
     In November 2008, we received proceeds of approximately $1.1 million from the sale of the rights to approximately $14.2 million of New Jersey state income tax net operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. The amount represents utilization of approximately 34% of the $41.0 million of net operating loss carryforwards available to the Company in the State of New Jersey, prior to the transfer. The amount has been recorded as an income tax benefit during the period ended April 30, 2009.
     For the six months ended April 30, 2008, we did not provide for any income taxes because our net operating loss carryforwards exceeded our taxable income.
     Net Income. Net income for the six months ended April 30, 2009 was $2.5 million, an increase of $0.1 million from net income of $2.4 million for the comparable period in 2008, primarily due to the increased operating income and change in fair value of warrants discussed above.
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
     We generated net income of $2.5 million for the six months ended April 30, 2009. Our current plan is to fund our operations through product sales. However, we may be required to modify that plan, or seek outside sources of financing if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Management believes it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and we were unable to obtain alternative financing, it could create a material adverse change in the business.
     While our cash and cash equivalents balance was $10.3 million as of April 30, 2009, we expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.
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
     Under the terms of our factoring agreement, we sell our accounts receivable to the factor. The factor, in its sole discretion, determines whether or not it will accept the credit risk associated with a receivable. If the factor does not accept the credit risk on a receivable, we may sell the accounts receivable to the factor while retaining the credit risk. In both cases we surrender all rights and control over the receivable to the factor. However, in cases where we retain the credit risk, the amount can be charged back to us in the case of non-payment by the customer. The factor is required to remit payments to us for the accounts receivable purchased from us, provided the customer does not have a valid dispute related to the invoice. The amount remitted to us by the factor equals the invoiced amount, adjusted for allowances and discounts we have provided to the customer, less factor charges of 0.45 to 0.5% of the invoiced amount.

     In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. During the three months ended April 30, 2009, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 30% of our inventory balance. Occasionally the factor allows us to take advances in excess of these amounts for short term working capital needs. These excess amounts are typically repaid within a 30-day period. At April 30, 2009, our cash balance and the balance of advances due to factor included excess advances of an additional $3.5 million.
     Amounts to be paid to us by the factor for any accounts receivable are offset by any amounts previously advanced by the factor. The interest rate is prime plus 1.5%, annually, subject to a 5.5% floor. In certain circumstances, an additional 1% annually is charged for advances against inventory.
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
     As of April 30, 2009, we had no open letters of credit for inventory purchases to be delivered during the subsequent quarter.
     We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $7.2 million, which are payable within one year.
     As of April 30, 2009, we were committed under operating leases for office space for approximately $0.5 million through December 31, 2010.
     On May 1, 2009, we extended the lease at our existing offices in Edison, New Jersey from its original expiration date of October 31, 2009 to January 31, 2015. Annual rental payments under the lease are approximately $300,000, resulting in a total commitment of $1.4 million.
     On September 27, 2007, we entered into settlement agreements to settle certain litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of the Company’s securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd.; and (iii) a second action filed by Trinad purportedly on behalf of the Company. All three actions are now concluded.
     In January 2009, we entered into an amendment to the securities class action settlement agreement. Under the terms of the settlement agreement in the securities class action, as amended, we agreed to make cash payments totaling $700,000 in three installments. The first two payments were made in January and February 2009, and the last payment was made in May 2009. We also contributed one million shares of our common stock to the settlement fund. Our insurance carrier also contributed a cash payment.
     On February 23, 2009, the settlement was approved by the Court, and the class action was dismissed. The dismissal is no longer subject to appeal. The settlement administrator distributed the shares and cash to eligible settlement claimants in May 2009 and the matter is now closed.

     Under the terms of the settlement of the private securities claim in the action brought by Trinad, on its own behalf, our insurance carrier made a cash payment to Trinad. The Court dismissed this action on February 23, 2009 and the matter is now closed.
     The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, did not result in a payment to the Company, and Plaintiff’s attorneys did not receive any fees in connection with the settlement. This settlement was approved by the Court, and the Court dismissed the action on May 12, 2009. The dismissal is no longer subject to appeal and the matter is now closed.
     We recorded aggregate expense of $1.95 million under the amended settlement agreements, reflecting $700,000 in cash payments, and $1.25 million fair value of common stock, on its date of issuance, March 30, 2009.
     We originally recorded an accrual equal to the $2.5 million fair value of common stock to be issued under the settlement agreement on the date of its execution, September 27, 2009. The accrual was adjusted each quarter to reflect the change in the value of shares to be issued under the agreement. This adjustment resulted in a gain of $322,000 for the six months ended April 30, 2008. The accrual was further adjusted at October 31, 2008 to $1.25 million reflecting the $700,000 in cash payments, and $0.55 per share fair value of one million shares of common stock to be issued under the revised settlement agreement at that date. The share based portion of the accrual was adjusted to the fair value of the shares to be issued, at each balance sheet date thereafter, until their issuance on March 30, 2009. The fair value of the shares on date of issuance was $1.25 million ($1.25 per share), resulting in expense of $560,000 and $140,000 for the three and six months ended April 30, 2009.
     On March 30, 2009, we issued 130,000 shares of common stock, with a fair value of $162,500, to a group of underwriters named as defendants in the class action litigation, in payment of $458,000 in legal fees for which we were responsible under an indemnification agreement. The gain of $296,000 resulting from the difference between the fair value of the stock issued and the legal expenses, which had been recorded as general and administrative expenses during prior periods, was included in Settlement of Litigation and other expenses, net, for the three months ended April 30, 2009.
     At times, we may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims would not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.
Cash Flows
     Cash and cash equivalents were $10.3 million at April 30, 2009, compared to $5.5 million at October 31, 2008.
     Operating Cash Flows. Cash provided by operating activities during the six months ended April 30, 2009 was approximately $6.4 million compared to $1.1 million for the six months ended April 30, 2008. The increase in cash provided by operating activities is primarily due to increased operating income and working capital resulting from decreased accounts receivable and inventory, and increased accounts payable, partially offset by increased capitalized software development and royalties due to an increase in the number of games in development and increased prepaid expenses due to marketing. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.
     Investing Cash Flows. Cash used in investing activities for the six months ended April 30, 2009 was approximately $0.1 million, compared to $0.2 million for the six months ended April 30, 2008. Cash used in investing activities consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth.
     Financing Cash Flows. Cash used in financing activities for the six months ended April 30, 2009 was due to a reduction in inventory financing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. The principal foreign currencies involved in the conduct of our international operations are the Euro and the British pound. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At April 30, 2009, we did not have any foreign exchange contracts.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          As previously disclosed, in January 2009, the Company entered into an amendment to a securities class action settlement agreement relating to litigation pending in the United States District Court, District of New Jersey. Under the terms of the amended settlement agreement, we made cash payments totaling $700,000 in three installments, two of which were made in January and February 2009, and the last of which was paid in May 2009. We also contributed one million shares of our common stock to the settlement fund. Our insurance carrier also contributed a cash payment to the settlement fund.
          On February 23, 2009, the settlement was approved by the Court, and the class action was dismissed. The dismissal is no longer subject to appeal. The settlement administrator distributed the shares and cash to eligible settlement claimants in May 2009, and the matter is now closed.
          In addition, on February 23, 2009, the Court dismissed the private securities claim in the action brought by Trinad Capital, on its own behalf. Under the terms of this settlement, our insurance carrier made a cash payment to Trinad, and the matter is now closed.
          Finally, the settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, did not result in a payment to the Company, and Plaintiff’s attorneys did not receive any fees in connection with the settlement. This settlement was approved by the Court, and the Court dismissed the action on May 12, 2009. The dismissal is no longer subject to appeal and the matter is now closed.
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders, held on April 21, 2009, our stockholders elected the following individuals as Class I members of the Company’s Board of Directors:

	For	Withheld
Louis Lipschitz	23,868,891	1,726,486
Jesse Sutton	24,938,423	656,954
     In addition, the following matters were voted on and approved by the stockholders:
     To approve a proposed amendment to our Amended and Restated 2004 Employee, Director and Consultant Incentive Plan to increase the number of shares available for issuance thereunder in the amount of 3,000,000 shares.

For	Against	Abstain	Broker Non-vote
11,534,328	3,514,051	35,808	—
     To ratify the appointment of McGladrey & Pullen, LLP, as our independent public accountants for fiscal 2009.

For	Against	Abstain	Broker Non-vote
25,404,280	145,217	45,879	—
     As reported on a Form 8-K that we filed on May 6, 2009, subsequent to the annual meeting, we dismissed McGladrey & Pullen, LLP as our independent registered public accounting firm. On May 5, 2009, we engaged Amper, Politziner & Mattia, LLP as our new independent registered public accounting firm to provide audit services for the Company.
Item 5. Other Information
     On April 21, 2009, we amended our Amended and Restated 2004 Employee, Director and Consultant Incentive Plan to increase the number of shares available for issuance thereunder in the amount of 3,000,000 shares (the “Amended Plan”). The Amended Plan is attached as Exhibit 10.1 to this Report.
Item 6. Exhibits

10.1	Amendment to Amended and Restated 2004 Employee, Director and Consultant Incentive Plan.

10.2	Form of Personal Indemnification Agreement.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer

Date: June 15, 2009