Form 10-K/A
period 2008-10-31
MAJESCO ENTERTAINMENT CO
filed 2009-07-31
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from                      to
For the fiscal year ended
October 31, 2008
Commission File No. 000-51128
MAJESCO ENTERTAINMENT COMPANY
(Exact name of registrant as specified in its charter)

Delaware	06-1529524

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
160 Raritan Center Parkway
  Edison, New Jersey 08837
(Address of principal
executive office)
Registrant’s telephone number, including area code (732) 225-8910
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001	NASDAQ Capital Market
(Title of each class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports required to be filed by Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     The aggregate market value of the common stock held by non-affiliates as of April 30, 2008 was $15.2 million.
     The outstanding number of shares of common stock as of January 29, 2009 was 30,210,037.
     The Registrant’s proxy or information statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
     For the year ended October 31, 2008, Majesco Entertainment Company was obligated to include in its Form 10-K (the “10-K”) a report on management’s assessment of internal control over financial reporting. Our management performed that assessment and concluded that internal control over financial reporting was effective as of October 31, 2008. Following comments received from the staff of the Securities and Exchange Commission (“SEC”) and subsequent discussions with the SEC staff, we have determined that even though our management performed the required assessment, and concluded that internal control over financial reporting was effective as of October 31, 2008, the presentation of the management’s report on internal control over financial reporting should be revised to address the reporting requirements on this subject more directly. Based on their comments and discussion, the SEC did not believe the disclosure was adequate. We will continue to evaluate our disclosure controls and procedures to ensure that our periodic and current reports continue to comply with the requirements of the then-applicable Form and rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
     This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any related disclosures.
PART III
Item 9A(T). Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.
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

     Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level. Notwithstanding the evaluation, in light of comments received from the staff of the SEC and subsequent discussions with the SEC staff, it is possible that our disclosure controls could be viewed as ineffective solely as they relate to the presentation of our management’s report on our internal controls over financial reporting in Item 9A of our 10-K. We will continue to evaluate our disclosure controls and procedures to ensure that our periodic and current reports continue to comply with the requirements of the then-applicable Form and rules and regulations under the Exchange Act.
     There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that:
(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions involving our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was effective as of October 31, 2008.
     This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only a management’s report in this Report.

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
     (3) Exhibits.
     The following is a list of exhibits filed with this Report, or incorporated by reference as noted as part of this Amendment No. 1 to Annual Report on Form 10-K:
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer
(b) Exhibits.
See (a)(3) above.
(c) Financial Statement Schedules.
See (a)(2) above.

SIGNATURES
     In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
Dated: July 30, 2009	By:	/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Sutton Jesse Sutton	Chief Executive Officer and Director	July 30, 2009

/s/ John Gross John Gross	Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2009

/s/ Allan Grafman Allan Grafman	Chairman of the Board	July 30, 2009

/s/ Laurence Aronson Laurence Aronson	Director	July 30, 2009

/s/ Louis Lipschitz Louis Lipschitz	Director	July 30, 2009

/s/ Keith McCurdy Keith McCurdy	Director	July 30, 2009

Mark Stewart	Director

/s/ Stephen Wilson Stephen Wilson	Director	July 30, 2009