Form 10-Q
period 2009-07-31
MAJESCO ENTERTAINMENT CO
filed 2009-09-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 11, 2009, there were 32,134,729 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
July 31, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	July 31,	October 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,267	$5,505
Accounts and other receivables	1,236	3,032
Inventory	2,949	5,619
Capitalized software development costs and license fees	8,313	6,812
Prepaid expenses	1,880	1,956

Total current assets	20,645	22,924
Property and equipment — net	474	563
Other assets	93	83

Total assets	$21,212	$23,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,976	$10,697
Accrued litigation settlement	—	1,250
Due to factor	736	983
Customer billings due under distribution agreement	266	1,487
Inventory financing payable	—	1,540
Deferred income and advances from customers	108	265

Total current liabilities	12,086	16,222
Warrant liability	2,068	211

Commitments and contingencies

Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 31,407,237 and 30,127,950 issued and outstanding at July 31, 2009 and October 31, 2008, respectively	31	30
Additional paid-in capital	104,388	101,722
Accumulated deficit	(96,906)	(94,172)
Accumulated other comprehensive loss	(455)	(443)

Total stockholders’ equity	7,058	7,137

Total liabilities and stockholders’ equity	$21,212	$23,570

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Net revenues	$17,183	$14,456	$70,551	$45,895

Cost of sales
Product costs	7,549	5,849	27,196	19,546
Software development costs and license fees	6,105	2,457	21,251	8,254

	13,654	8,306	48,447	27,800

Gross profit	3,529	6,150	22,104	18,095

Operating costs and expenses
Product research and development	1,201	970	3,906	2,612
Selling and marketing	4,226	2,420	11,559	6,708
General and administrative	2,272	2,423	7,133	6,451
Depreciation and amortization	71	59	209	221
Settlement of litigation and related charges, net	—	—	404	(322)

	7,770	5,872	23,211	15,670

Operating (loss) income	(4,241)	278	(1,107)	2,425
Other expenses (income)
Interest and financing costs, net	204	121	884	417
Change in fair value of warrants	843	(363)	1,858	(957)

(Loss) income before income taxes	(5,288)	520	(3,849)	2,965
Income taxes	(88)	—	(1,115)	—

Net (loss) income	$(5,200)	$520	$(2,734)	$2,965

Net (loss) income per share:
Basic	$(0.18)	$0.02	$(0.10)	$0.11

Diluted	$(0.18)	$0.02	$(0.10)	$0.11

Weighted average shares outstanding:
Basic	29,331,882	27,476,286	28,644,914	27,415,009

Diluted	29,331,882	27,476,286	28,644,914	27,482,498

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,734)	$2,965
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	209	221
Change in fair value of warrants	1,858	(957)
Share-based litigation settlement	404	(322)
Fair value of common stock purchase warrants issued for services	—	77
Non-cash compensation expense	1,255	1,118
Provision for price protection and customer allowances	3,088	2,500
Amortization of software development costs and prepaid license fees	8,902	3,684
Changes in operating assets and liabilities:
Due to factor	(3,065)	(4,800)
Other receivables	1,498	606
Inventory	2,706	1,850
Capitalized software development costs and prepaid license fees	(10,396)	(7,341)
Prepaid expenses and other	83	835
Accounts payable and accrued expenses	46	179
Advances from customers and deferred revenue	(1,365)	(339)

Net cash provided by operating activities	2,489	276

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(119)	(252)

Net cash used in investing activities	(119)	(252)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance cost on equity financing	—	(40)
Inventory financing (repayment)	(1,540)	572

Net cash (used in) provided by financing activities	(1,540)	532

Effect of exchange rates on cash and cash equivalents	(68)	(68)

Net increase in cash and cash equivalents	762	488
Cash and cash equivalents — beginning of period	5,505	7,277

Cash and cash equivalents — end of period	$6,267	$7,765

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR INTEREST AND NON-CASH PAYMENTS
Cash paid for interest	$871	$410

Litigation settlement costs paid in stock	$1,872	$—

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)
1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION
     Majesco Entertainment Company, together with its wholly owned subsidiary, Majesco Europe Limited (“Majesco”, “we” or the “Company”), is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.
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
     Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo’s Wii, DS, and Game Boy Advance, or GBA, Sony’s PlayStation 3, or PS3, PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox and Xbox 360, the personal computer, or PC and other mobile devices.
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

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009	%	2008	%	2009	%	2008	%
United States	$15,327	89.2%	$13,228	91.5%	$67,347	95.5%	$43,039	93.8%
Europe	1,856	10.8%	1,228	8.5%	3,204	4.5%	2,856	6.2%

Total	$17,183	100.0%	$14,456	100.0%	$70,551	100.0%	$45,895	100.0%

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
     Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are the estimated provisions for price protection and customer allowances, the valuation of inventory and the recoverability of advance payments for software development costs and intellectual property licenses. Actual results could differ from those estimates.
     (Loss) Income Per Share. Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Basic (loss) income per share excludes the impact of unvested shares of restricted stock issued as long term incentive awards to directors, officers and employees. Diluted earnings per share reflects the potential impact of common stock options and unvested shares of restricted and outstanding common stock purchase warrants. Diluted and basic (loss) income per share for the three and six months ended July 31, 2009 and the three months ended July 31, 2008, are the same because the impact of shares and options issued under the incentive stock compensation plan and common stock purchase warrants are antidilutive after applying the treasury stock method, as is required by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Diluted earnings per share for the nine months ended July 31, 2008, includes the net addition of the shares indicated below, representing the impact of unvested shares of stock outstanding, after applying the treasury stock method.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Basic weighted average shares outstanding	29,331,882	27,476,286	28,644,914	27,415,009
Common stock purchase warrants	—	—	—	—
Common stock options	—	—	—	—
Non-vested portion of restricted stock grants	—	—	—	67,489

Diluted weighted average shares outstanding	29,331,882	27,476,286	28,644,914	27,482,498

     The table below provides total potential shares outstanding at the end of each reporting period:

	July 31,	July 31,
	2009	2008
Shares issuable under common stock warrants	2,201,469	2,311,469
Shares issuable under stock options	1,357,777	1,113,477
Non-vested portion of restricted stock grants	2,058,808	1,337,032

	5,618,054	4,761,978

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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. SFAS 161 is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes that SFAS 161 will have no impact on the financial statements of the Company once adopted.
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be the fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Management does not expect the adoption of this statement to have a material impact on the Company’s results of operations, financial position or cash flows.
     In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management does not expect the adoption of EITF 07-5 will have a material impact on the Company’s results of operations, financial position, or cash flows.
     In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participation in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact on the Company’s financial statements.
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 does not materially impact the Company’s condensed consolidated financial statements. The Company evaluated all events or transactions that occurred after June 30, 2009 up through September 13, 2009. During this period no material subsequent events came to our attention.
     In June 2009, the FASB issued Financial Accounting Standard No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The Company is evaluating any potential impact of the adoption of SFAS 166 on the consolidated financial statements.

          In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants(“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of SFAS 168 is not expected to have an impact on our Consolidated Financial Statements.
3. INCOME TAXES
     On November 1, 2007 the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the uncertain tax position for recognition. Each position is evaluated based on its technical merits and a determination is made whether it is “more likely than not” that the position would be sustained upon examination by a tax authority with full knowledge of the facts and circumstances. No benefit is recognized for a tax position that does not meet the “more likely than not” recognition threshold. The second step is to measure the tax benefit of each position. The tax benefit is the largest amount that is more than 50% likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on November 1, 2007 had no impact on Majesco’s accumulated deficit balance.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at July 31, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
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
     Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards for income tax purposes at October 31, 2008 amounted to approximately $73,500 and expires between 2023 and 2027. The Company files income tax returns in the U.S. and various foreign jurisdictions. There were no income taxes payable at July 31, 2009.
     In November 2008, the Company received proceeds of approximately $1,100 from the sale of the rights to approximately $14,200 of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. The amount represents utilization of approximately 34% of the $4,100 of net operating loss carryforwards available to the Company in the state of New Jersey, prior to the transfer. The amount has been recorded as an income tax benefit during the nine months ended July 31, 2009.
     The Company has recorded no benefit for federal income taxes for the nine months ended July 31, 2009, because utilization of the operating loss carryforward can not be assured. A benefit of $88 was recognized for the three months ended July 31, 2009 to reflect utilization of the quarter’s current losses against taxable income of prior quarters of the current year.

4. DUE (TO) FROM FACTOR
     Due (to) from factor consists of the following:

	July 31,	October 31,
	2009	2008
Outstanding accounts receivable sold to factor	$9,619	$12,004
Less: allowance	(2,780)	(3,359)
Less: advances from factor	(7,575)	(9,628)

	$(736)	$(983)

     Approximately $9,619 of accounts receivable was sold to the factor at July 31, 2009, of which the Company assumed credit risk of approximately $3,050.
     The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Nine Months Ended
	July 31,
	2009	2008
Balance — beginning of period	$(3,359)	$(3,105)
Add: provision	(3,088)	(2,500)
Less: amounts charged against allowance	3,667	2,642

Balance — end of period	$(2,780)	$(2,963)

          As of July 31, 2009 there was no allowance for uncollectible accounts.
5. ACCOUNTS AND OTHER RECEIVABLES
     The following table presents the major components of accounts and other receivables:

	July 31,	October 31,
	2009	2008
Accounts receivable	$1,080	$2,927
Legal fee reimbursements due from insurance carriers	156	105

	$1,236	$3,032

6. PREPAID EXPENSES
     The following table presents the major components of prepaid expenses:

	July 31,	October 31,
	2009	2008
Advance payments for inventory	$1,216	$242
Prepaid media advertising	430	1,598
Other	234	116

	$1,880	$1,956

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	July 31,	October 31,
	2009	2008
Accounts payable — trade	$6,021	$5,264
Accrued expenses:
Royalties — including accrued minimum guarantees	3,128	2,268
Salaries and other compensation	1,096	1,987
Sales commissions	105	203
Other accruals	626	975

	$10,976	$10,697

8. WARRANT LIABILITY
     On September 5, 2007, the Company issued warrants in connection with a private placement of its common stock. The warrants entitled the holders to purchase an aggregate of 1,586,668 shares of common stock. The warrants have an exercise price of $2.04 per share and a term of five years, and became exercisable six months from the issue date. The warrants contain a provision that may require settlement by transferring assets under certain change of control circumstances. Therefore, they were classified as liabilities in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and FASB Staff Position 150-1 “Issuers Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement 150.”
     The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non-cash charge or gain to earnings each period. The warrants were valued at $2,068 and $211 at July 31, 2009 and October 31, 2008, respectively. This resulted in a non-cash charge of $843 and $1,858 due to the change in fair value of warrants during the three and nine months ended July 31, 2009, respectively, and a gain due to the change in fair value of warrants of $363 and $957 for the three and nine months ended July 31, 2008, respectively. The Company used the Black-Scholes method to value the warrants, assuming volatility ranging from 63.2% to 76.0% and a cost of capital ranging from 1.85% to 4.16%.
9. STOCKHOLDERS’ EQUITY
     Changes to stockholders’ equity includes an addition to common stock and paid in capital of $1,250 for the issuance of one million shares of common stock related to the settlement of litigation, and $162 related to the issuance of 130,000 shares of common stock related to the settlement of legal expenses reimbursable under an indemnification agreement (see contingencies and commitments below).
10. COMPREHENSIVE INCOME
     The components of comprehensive (loss) income for the three and nine month periods ended July 31, 2009 and 2008, are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Net (loss) income	$(5,200)	$520	$(2,734)	$2,965
Other comprehensive income (loss) — Foreign currency translation adjustments	151	(20)	(12)	(69)

Total comprehensive (loss) income	$(5,049)	$500	$(2,746)	$2,896

11. CONTINGENCIES AND COMMITMENTS
Commitments
     At July 31, 2009, the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $7,964, which are payable within one year from the balance sheet date. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.
     The Company has entered into “at will” employment agreements with certain key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and equity compensation. These agreements also contain provisions related to severance terms and change of control provisions.
     On September 27, 2007, the Company entered into settlement agreements to settle certain litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of the Company’s securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd. (“Trinad”); and (iii) a second action filed by Trinad purportedly on behalf of the Company. All three actions are now concluded.

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
     The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, did not result in a payment to the Company, and Trinad’s attorneys did not receive any fees in connection with the settlement. This settlement was approved by the Court, and the Court dismissed the action on May 12, 2009. The dismissal is no longer subject to appeal and the matter is now closed.
     The Company recorded aggregate expense of $1,950 under the amended settlement agreements, reflecting $700 in cash payments, and the $1,250 fair value of common stock, on its date of issuance, March 30, 2009.
     The Company originally recorded an accrual equal to the $2,500 fair value of common stock to be issued under the settlement agreement on the date of its execution, September 27, 2007. The accrual was adjusted each quarter to reflect the change in the value of shares to be issued under the agreement. This adjustment resulted in a gain of $322 for the nine months ended July 31, 2008. The accrual was further adjusted at October 31, 2008 to $1,250 reflecting the $700 in cash payments, and $0.55 per share fair value of one million shares of common stock to be issued under the revised settlement agreement at that date. The share based portion of the accrual was adjusted to the fair value of the shares to be issued, at each balance sheet date thereafter, until their issuance on March 30, 2009. The fair value of the shares on date of issuance was $1,250 ($1.25 per share), resulting in expense of $700 for the nine months ended July 31, 2009.
     Additionally, on March 30, 2009, the Company issued 130,000 shares of common stock, with a fair value of $162, to a group of underwriters named as defendants in the class action litigation, in payment of $458 in legal fees for which the Company was responsible under an indemnification agreement. The gain of $296 resulting from the difference between the fair value of the stock issued and the legal expenses, which had been recorded as general and administrative expenses during prior periods, was included in Settlement of Litigation and related charges, net, for the nine months ended July 31, 2009.
     The Company at times may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.
12. RELATED PARTIES
     The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13, effective January 1, 2009, and a commission equal to 2% of sales to certain specified accounts. Consulting expenses for the nine months ended July 31, 2009 include $28 of fees earned in each of November and December of 2008 under Mr. Sutton’s prior agreement which expired on December 31, 2008.

     The following table summarizes expense to Morris Sutton:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Consulting	$38	$88	$175	$263
Commissions	23	25	172	86
Business expenses	—	17	6	47

Total	$61	$130	$353	$396

     The Company had accounts payable and accrued expenses of approximately $6 and $30 as of July 31, 2009 and October 31, 2008, respectively, due to the agreement with Morris Sutton.
     The Company previously received printing and packaging services from a business of which the brother of Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, and uncle of Jesse Sutton, the Company’s Chief Executive Officer, is a principal. During the three months ended January 31, 2008, the Company was charged $100 for these services. No charges were incurred for these services for the three and nine months ended July 31, 2009. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges were, to the Company’s knowledge, on terms no less favorable to those that would be incurred in arm’s length transactions with other providers of similar services.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking information and statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding management’s expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on available information as of the date hereof. It is important to note that actual results could differ materially from those projected in such forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding among other things, the Company’s ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately, many of which may be beyond Majesco’s control. Although management believes that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate.
Overview
     We are a provider of interactive entertainment products. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products internationally through distribution agreements with other publishers. We have developed our retail and distribution network over our more than 23-year history.
     We publish video game software for most major interactive entertainment hardware platforms, including Nintendo’s Wii, Game Boy Advance, or GBA, DS, and DSi, Sony’s PlayStation 3, or PS3, PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox, and Xbox 360, the personal computer, or PC, and other mobile devices.
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
     Our business model and product strategy is primarily focused on games with relatively lower development costs for both console and handheld systems targeting “mass-market” consumers. We believe this strategy allows us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing a large number of premium console titles. We continue to publish titles for the popular handheld system, the DS. We also publish software for Nintendo’s Wii console, as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach mass-market consumers. In addition, we continue to look opportunistically for titles to publish on the PC and other home console systems.
     Since February 2006, the distribution of our video games in Europe and the PAL territories has been handled via distribution agreements with third-party publishers. The distribution agreements gave exclusive distribution rights for the majority of our games for which we have the ability to sell in the territory and included a minimum guarantee from the distributor for purchases of those games. Since April 2009, we have been implementing a strategy to arrange for distribution on a country-by-country or regional basis, or in some cases to sell directly to retail. We expect to be able to establish better control and profitability over the long term through a more direct distribution strategy. However, we may experience higher volatility in operating results due to factors such as sales demand, price protection and allowances, and inventory costs as we implement the strategy.
     We license rights to intellectual property used in our video games from third parties and work with third-party development studios to develop our own proprietary video game titles. In 2007, we began developing some of our video games internally. However, we expect to continue to use third-party studios for the significant majority of our video game development.
     Net Revenues. Our revenues are principally derived from sales of our video games. We primarily provide video games for the mass-market and casual game player. Our revenues are recognized net of estimated reserves for price protection and other allowances.
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
     Gross Profit. Gross profit is the excess of net revenues over product costs and amortization of software development and license fees. Development and license fees incurred to produce video games are generally incurred up front and amortized to cost of sales. The recovery of these costs and total gross profit is dependent upon achieving a certain sales volume, which varies by title. Our value titles are generally characterized as having lower gross profit margin potential than premium titles as a result of their lower sales price and carry lower financial risk associated with the recovery of upfront development and license fees as compared with premium game titles.
     Product Research and Development Expenses. Product research and development expenses relate principally to our cost of supervision of third-party video game developers, testing new products and conducting quality assurance evaluations during the development cycle as well as salary costs of development employees, or outside developers, that are not allocated to games for which technological feasibility has been established. Costs incurred are employee-related, may include equipment, and are not allocated to cost of sales.
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
     Provision (Benefit) for Income Taxes. Utilization of our net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to offset our NOL fully and other deferred tax assets has been established under the provisions of SFAS No. 109 “Accounting for Income Taxes,” and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.

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
     Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. We provided allowances for future price protection and other allowances of $2.0 and $3.1 million for the three and nine month periods ended July 31, 2009, respectively, and $0.8 million and $2.5 million for the three and nine month periods ended July 31, 2008, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring the majority of our receivables to a third party that generally buys our receivables without recourse.
     Software Development Costs and Prepaid License Fees. We account for software development costs in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs include development fees, in the form of milestone payments made to independent software developers, and direct payroll and overhead costs for our internal development studio. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products in which proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.
     Prepaid license fees represent license fees to holders for the use of their intellectual property rights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Capitalized software development costs and prepaid license fees classified as non-current relate to titles for which we estimate the release date to be more than one year from the balance sheet date. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license.
     When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—software development costs and prepaid license fees. If a game project is cancelled before its completion and release, we record an expense to general and administrative expenses. If we incur costs related to games for which technological feasibility has not been established, or there is no known market for the product, we record an expense to research and development expenses. As of July 31, 2009, the net carrying value of our licenses and software development costs was $8.3 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.
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

     Accounting for Stock-Based Compensation All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values in accordance with SFAS No. 123 (revised 2004), “Share Based Payment”.
     Commitments and Contingencies. We account for commitments and contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.
Revenue by platform
The following Table sets forth our net revenues by platform:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009	%	2008	%	2009	%	2008	%
Nintendo Wii	$6,223	36.2%	$5,379	37.2%	$37,636	53.3%	$12,170	26.5%
Nintendo DS	9,582	55.8%	8,119	56.2%	29,467	41.8%	31,675	69.0%
Other	1,378	8.0%	958	6.6%	3,448	4.9%	2,050	4.5%

TOTAL	$17,183	100.0%	$14,456	100.0%	$70,551	100.0%	$45,895	100.0%

Results of operations
Three months ended July 31, 2009 versus three months ended July 31, 2008
     Net Revenues. Net revenues for the three months ended July 31, 2009 increased to $17.2 million from $14.5 million in the comparable quarter last year. The $2.7 million increase is primarily due to increased revenue from new releases. Our quarterly net revenues are impacted significantly by the timing of new releases. Net revenues for the three months ended July 31, 2009 include the revenue impact of the following notable games released during the quarter: Night at the Museum for the Nintendo DS, Wii and Xbox 360; and Go Play Lumberjacks and Go Play Circus Star for the Nintendo Wii. The quarter also benefited from continued sales of Gardening Mama for the Nintendo DS which was released during the previous quarter. Net revenues during the same quarter of prior year included new releases with comparatively lower revenues, most notably Blastworks and Wonderworld for the Nintendo Wii.
     Gross Profit. Gross profit for the three months ended July 31, 2009 was $3.5 million compared to a gross profit of $6.2 million in the same quarter last year. The decrease in gross profit is primarily attributable to the higher software development costs and license fees. Gross profit as a percentage of net sales was 20.5% for the three months ended July 31, 2009 compared to 42.5% for the three months ended July 31, 2008. The increase in software development costs and license fees and decrease in gross profit percentage was particularly impacted by the release of Night at the Museum: Battle at the Smithsonian. Rights to this title were acquired late in the development cycle. While royalties payable to the developer and movie studio on this game resulted in a lower gross profit percentage than many of our other titles, it represented an opportunity to quickly bring a major title to market, without investing our capital for the length of time normally associated with a game of this magnitude. We also released certain games with less significant revenues during the quarter which negatively affected our gross margins. Initial sales of these games were lower than expected, in relation to amortized development costs.
     Product Research and Development Expenses. Research and development expenses increased $0.2 million to $1.2 million for the three months ended July 31, 2009, from $1.0 million for the comparable period in 2008. The increase is primarily the result of expenses related to our development studio. During the three months ended July 31, 2009 $0.1 million of costs incurred at the studio were capitalized as game development costs, compared to $0.3 million for the three months ended July 31, 2008. After evaluation of the studio’s performance, and changes in the availability and cost of development with our third-party partners, we now believe that closing the studio and taking advantage of these external opportunities represents a better value for the Company. Therefore, we reduced our personnel used for internal development during the three months ending July 31, 2009 and incurred approximately $0.2 million in severance and lease termination costs.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $4.2 million for the three months ended July 31, 2009 compared to $2.4 million for the three months ended July 31, 2008. The increase was due to $1.8 million in television and internet advertising media for Night at the Museum, the Go Play titles, Lumberjacks and Circus Star, and Gardening Mama. Selling and marketing expense as a percentage of net sales was approximately 24.6% for the three months ended July 31, 2009 and 16.7% for the three months ended July 31, 2008.

     General and Administrative Expenses. For the three month period ended July 31, 2009, general and administrative expenses were $2.3 million, a decrease of $0.1 million from $2.4 million in the comparable period in 2008. The decrease was primarily the result of decreased expenses related to our incentive bonus program. This compensation program is primarily based on net income generated by the Company for the fiscal year. No expense for the net income based bonus was accrued for the three months ended July 31, 2009. General and administrative expenses included $0.4 million of non-cash compensation expenses for the three months ended July 31, 2009 and 2008, respectively.
     Operating (Loss) Income. Operating loss for the three months ended July 31, 2009 was ($4.2) million, compared to operating income of $0.3 million for the three months ended July 31, 2008. The operating loss primarily resulted from the lower gross profit, and increased operating expenses discussed above.
     Interest and Financing Costs, Net. Interest and financing costs, net were approximately $0.2 million for the three months ended July 31, 2009 and $0.1 million for the three months ended July 31, 2008.
     Change in Fair Value of Warrants. On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Staff Position 150-1 “Issuers Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement 150,” (“FSP 150-1”).
     We recorded an expense of $0.8 million for the three months ended July 31, 2009, reflecting the increase in the fair value of the warrants during the period, compared to income of $0.4 million for the three months ended July 31, 2008, reflecting a decrease in the fair value of warrants during the period.
     Income Taxes. For the three months ended July 31, 2009, we recorded a tax benefit of $0.1 million because net operating losses will be used to offset taxable income in previous quarters.
     For the three months ended July 31, 2008, we did not provide for any benefit for income taxes because we have available operating loss carryforwards that exceed our taxable income.
     Net (Loss) Income. Net loss for the three months ended July 31, 2009 was ($5.2) million, compared to net income of $0.5 million for the comparable period in 2008, primarily due to the increased operating loss and change in fair value of warrants discussed above.
Nine months ended July 31, 2009 versus nine months ended July 31, 2008
     Net Revenues. Net revenues for the nine months ended July 31, 2009 increased to $70.6 million from $45.9 million in the comparable period last year. The $24.7 million increase was primarily due to increased revenue from new releases. Our net revenues are impacted significantly by the timing of new releases. Net revenues for the nine months ended July 31, 2009 include the revenues from the current period releases of Night at the Museum for the Nintendo Wii, Nintendo DS and Microsoft Xbox 360; Gardening Mama for the Nintendo DS, as well as Cooking Mama: World Kitchen and Jillian Michaels: Fitness Ultimatum 2009 (released October 2008) for the Nintendo Wii. Significant releases during the prior year were Cooking Mama: Dinner with Friends, Blast Works, Wonderworld, and Wild Earth: African Safari for the Nintendo Wii, which generated comparatively lower revenues.
     Gross Profit. Gross profit for the nine months ended July 31, 2009 was $22.1 million compared to a gross profit of $18.1 million in the same period last year. The increase in gross profit was primarily attributable to the higher net revenues for 2009 discussed above. Gross profit as a percentage of net sales was 31.3% for the nine months ended July 31, 2009 compared to 39.4% for the nine months ended July 31, 2008. The decrease in gross profit as a percentage of sales is primarily attributable to higher royalties and amortization of development costs as a percentage of net sales in 2009, as compared to 2008. The increase in software development costs and license fees and decrease in gross profit percentage was particularly impacted by the release of Night at the Museum: Battle at The Smithsonian. Rights to this title were acquired late in the development cycle. While royalties payable to the developer and movie studio on this game resulted in a lower gross profit percentage than many of our other titles, it represented an opportunity to quickly bring a major title to market, without investing our capital for the length of time normally associated with a game of this magnitude.

     Product Research and Development Expenses. Research and development costs increased $1.3 million to $3.9 million for the nine months ended July 31, 2009, from $2.6 million for the comparable period in 2008. The increase was primarily the result of expenses related to our development studio and approximately $0.2 million paid to developers for the development of mobile games. During the nine months ended July 31, 2009, substantially all of the work performed in the studio was allocated to non-capitalizable projects. After evaluation of the studio’s performance, and changes in the availability and cost of development with our third-party partners, we now believe that closing the studio and taking advantage of these external opportunities represents a better value for the Company. Therefore, we reduced our personnel used for internal development during the three months ending July 31, 2009 and incurred approximately $0.2 million in severance and lease termination costs Development costs for mobile games is recorded as research and development costs because we are currently evaluating opportunities in this market and no significant revenue contribution is expected from current projects.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $11.6 million for the nine months ended July 31, 2009 compared to $6.7 million for the nine months ended July 31, 2008. The increase was due to an increase of approximately $4.1 million in television and internet advertising media, and increased commission, order fulfillment and shipping expenses related to increased sales volume. The internet and media advertising was primarily related to the launch of Gardening Mama, our Cooking Mama and Go Play product lines, and Night at the Museum: Battle at The Smithsonian. Selling and marketing expense as a percentage of net sales was approximately 16.4% for the nine months ended July 31, 2009 and 14.8% for the nine months ended July 31, 2008.
     General and Administrative Expenses. For the nine months ended July 31, 2009, general and administrative expenses were $7.1 million, an increase of $0.6 million from $6.5 million in the comparable period in 2008. The increase was primarily due to $0.4 million expense related to the write-off of capitalized software development costs and license fees for products that were cancelled prior to their commercial release. General and administrative expenses include $1.3 million and $1.1 million of non-cash compensation expenses for the nine months ended July 31, 2009 and 2008, respectively.
     Settlement of Litigation Charges. Settlement of litigation charges is comprised of $0.7 million related to the change in fair value of common stock issued in settlement of our class action securities litigation (see commitments and contingencies discussion below) and a gain on the settlement of legal fees of $0.3 million.
     Operating (Loss) Income. Operating loss for the nine months ended July 31, 2009 was ($1.1) million, compared to operating income of $2.4 million for the nine months ended July 31, 2008. The operating loss primarily resulted from the increased operating expenses and settlement of litigation charges discussed above, partially offset by the impact of the higher net revenue and gross profits.
     Interest and Financing Costs, Net. Interest and financing costs, net increased to $0.9 million for the nine months ended July 31, 2009 from $0.4 million for the nine months ended July 31, 2008. The increase of $0.5 million was the result of a higher factoring fees related to sales volume.
     Change in Fair Value of Warrants. On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with FSP 150-1.
     We recorded an expense of $1.9 million for the nine months ended July 31, 2009, reflecting the increase in the fair value of the warrants during the period, compared to income of $1.0 million for the nine months ended July 31, 2008, reflecting the decrease in the fair value of warrants during the period.
     Income Taxes. For the nine months ended July 31, 2009, we did not record any income tax benefit because utilization of our net operating loss carryforwards can not be assured. Income taxes are comprised of a tax benefit of $1.1 million related to the sale of the rights to certain state net operating loss carryforwards.
     In November 2008, we received proceeds of approximately $1.1 million from the sale of the rights to approximately $14.2 million of New Jersey state income tax net operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. The amount represents utilization of approximately 34% of the

$41.0 million of net operating loss carryforwards available to us in the State of New Jersey, prior to the transfer. The amount has been recorded as an income tax benefit during the period ended July 31, 2009.
     For the nine months ended July 31, 2008, we did not provide for any income taxes because our net operating loss carryforwards exceeded our taxable income.
     Net (Loss) Income. Net loss for the nine months ended July 31, 2009 was ($2.7) million, a change of $5.7 million from net income of $3.0 million for the comparable period in 2008, primarily due to the increased costs related to our development studio, sales and marketing expenses, settlement of litigation, change in fair value of warrants, and interest expense discussed above, partially off set by increased gross profit.
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
     We incurred a net loss of $2.7 million for the nine months ended July 31, 2009. Our current plan is to fund our operations through product sales. However, we may be required to modify that plan, or seek outside sources of financing if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Management believes it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and we were unable to obtain alternative financing, it could create a material adverse change in the business.
     While our cash and cash equivalents balance was $6.3 million as of July 31, 2009, we expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.
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
     In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. During the three months ended July 31, 2009, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 30% of our inventory balance. Occasionally the factor allows us to take advances in excess of these amounts for short term working capital needs. These excess amounts are typically repaid within a 30-day period. At July 31, 2009, we had no excess advances outstanding.
     Amounts to be paid to us by the factor for any accounts receivable are offset by any amounts previously advanced by the factor. The interest rate is prime plus 1.5%, annually, subject to a 5.5% floor. In certain circumstances, an additional 1.0% annually is charged for advances against inventory.
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
     Contingencies and Commitments. We do not currently have any material commitments with respect to any capital expenditures.
     As of July 31, 2009, we had no open letters of credit for inventory purchases to be delivered during the subsequent quarter.
     We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $8.0 million, which are payable within one year.
     As of July 31, 2009, we were committed under operating leases for office space for approximately $1.7 million through January 31, 2015.
     During May 2009, we extended the lease at our existing offices in Edison, New Jersey from its original expiration date of October 31, 2009 to January 31, 2015. Annual rental payments under the lease are approximately $300,000.
     During June 2009, we elected to exercise our termination option related to the lease of office space for our development studio in California, effective January 31, 2010.
     On September 27, 2007, we entered into settlement agreements to settle certain litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of our securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd. or Trinad; and (iii) a second action filed by Trinad purportedly on behalf of us. All three actions are now concluded.
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

     The settlement agreement in the action filed by Trinad, purportedly on behalf of us, did not result in a payment to us, and Plaintiff’s attorneys did not receive any fees in connection with the settlement. This settlement was approved by the Court, and the Court dismissed the action on May 12, 2009. The dismissal is no longer subject to appeal and the matter is now closed.
     We recorded aggregate expense of $1.95 million under the amended settlement agreements, reflecting $700,000 in cash payments, and $1.25 million fair value of common stock, on its date of issuance, March 30, 2009.
     We originally recorded an accrual equal to the $2.5 million fair value of common stock to be issued under the settlement agreement on the date of its execution, September 27, 2007. The accrual was adjusted each quarter to reflect the change in the value of shares to be issued under the agreement. This adjustment resulted in a gain of $322,000 for the nine months ended July 31, 2008. The accrual was further adjusted at October 31, 2008 to $1.25 million reflecting the $700,000 in cash payments, and $0.55 per share fair value of one million shares of common stock to be issued under the revised settlement agreement at that date. The share based portion of the accrual was adjusted to the fair value of the shares to be issued, at each balance sheet date thereafter, until their issuance on March 30, 2009. The fair value of the shares on date of issuance was $1.25 million ($1.25 per share), resulting in expense of $560,000 for the nine months ended July 31, 2009.
     On March 30, 2009, we issued 130,000 shares of common stock, with a fair value of $162,500, to a group of underwriters named as defendants in the class action litigation, in payment of $458,000 in legal fees for which we were responsible under an indemnification agreement. The gain of $296,000 resulting from the difference between the fair value of the stock issued and the legal expenses, which had been recorded as general and administrative expenses during prior periods, was included in Settlement of Litigation and other expenses, net, for the nine months ended July 31, 2009.
     At times, we may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims would not have a material adverse effect on our business, financial condition, and results of operations or liquidity.
Cash Flows
     Cash and cash equivalents were $6.3 million at July 31, 2009, compared to $5.5 million at October 31, 2008.
     Operating Cash Flows. Cash provided by operating activities during the nine months ended July 31, 2009 was approximately $2.5 million compared to $0.3 million for the nine months ended July 31, 2008. The increase in cash provided by operating activities is primarily due to decreased cash used for working capital resulting from decreased inventory, and a reduction in receivables and inventory from seasonally higher balances at October 31, 2008. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.
     Investing Cash Flows. Cash used in investing activities for the nine months ended July 31, 2009 was approximately $0.1 million, compared to $0.2 million for the nine months ended July 31, 2008. Cash used in investing activities consists primarily of purchases of computer equipment and leasehold improvements necessary to accommodate our infrastructure growth.
     Financing Cash Flows. Cash used in financing activities for the nine months ended July 31, 2009 was due to a reduction in inventory financing.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices. The principal foreign currencies involved in the conduct of our international operations are the Euro and the British pound. Foreign exchange contracts used to hedge foreign currency exposure are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes. At July 31, 2009, we did not have any foreign exchange contracts.

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
     None.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information

     None.
Item 6. Exhibits
10.1	First Amendment to Lease by and between the company and the Landlord dated May 1, 2009 (i)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(i)	Incorporated by reference to the current Report a Form 8-K filed with the Securities and Exchange Commission on May 6, 2009.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer
Date: September 14, 2009