Form 10-K
period 2009-10-31
MAJESCO ENTERTAINMENT CO
filed 2010-01-29
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended October 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of April 30, 2009 was $25.7 million.

The outstanding number of shares of common stock as of January 28, 2010 was 38,608,657.

The Registrant’s proxy or information statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Item 1.	Business.

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Introduction

We are a provider of video game products primarily for the family oriented, mass market consumer. Our products allow us to capitalize on the large and growing installed base of interactive entertainment enthusiasts on a variety of different consoles, and handheld platforms. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We have developed our retail and distribution network relationships over our 23-year history.

We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi and Wii, Sony’s PlayStation 2, or PS2, and PlayStation Portable, or PSP®, Microsoft’s Xbox and Xbox 360 and the personal computer, or PC and other mobile devices.

Our video game titles are targeted at various demographics at a range of price points. In some instances, these titles are based on licenses of well known properties and, in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.

Due to the larger budget requirements for developing and marketing premium console titles for core gamers, we focus on publishing more casual games targeting mass market consumers. In particular, we have focused on the Nintendo DS and Wii, which attract our target demographics. More recently, other platforms such as Xbox 360 have begun to see mass market adoption, and we have begun to develop games for this platform. We will continue to evaluate opportunities to reach our target demographic as other platforms move in this direction. We currently have 13 Wii, 8 DS and 1 DSi games in development.

Corporate Background

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

Industry Overview

The interactive entertainment industry is mainly comprised of video game hardware platforms, video game software and peripherals. Within this industry, North American combined sales of video game hardware, video game software and video game peripherals were approximately $19.7 billion in 2009 according to the NPD Group, a global provider of consumer market research information.

Video Game Hardware Platforms

Video game hardware platforms are comprised of home game consoles, or consoles, and portable handheld game devices, or handhelds, as well as multi-functional devices such as PCs, Personal Digital Assistants, or PDAs, and mobile phones. The current generation of consoles includes Nintendo’s Wii, Sony’s PlayStation 3 and Microsoft’s Xbox 360. On November 22, 2005, Microsoft launched the first of the next-generation consoles, the Xbox 360. According to the NPD Group, a global provider of consumer and retail market research information, the installed base for the Xbox 360 as of December 2009 was approximately 18.6 million. Sony’s PlayStation 3 and Nintendo’s Wii, were released in North America on November 17, 2006 and November 19, 2006, respectively. According to the NPD Group, the installed bases for the Wii and PlayStation 3 as of December 2009 were approximately 27 million and 11.1 million, respectively. These advanced consoles feature improved graphics capabilities, increased storage capacity and incremental online, wireless and multi-media entertainment functionality intended to attract a wider audience.

The current generation of handhelds is dominated by Nintendo’s DS, which launched in November 2004 and features a dual screen, wi-fi capability, higher capacity storage media than its predecessor Game Boy Advance, and is backward compatible with GBA cartridges. On June 11, 2006, Nintendo released the DS Lite, a 20% lighter update of the original DS that was also slimmer and brighter. According to the NPD Group, the North American Nintendo DS installed base is 38.7 million as of December 2009. In April 2009, Nintendo released the DSi, the third generation DS that features larger screens, a camera, downloadable applications and more. In March 2005, Sony launched the Sony PlayStation Portable system. According to the NPD Group, the North American PSP installed base was approximately 16.8 million as of December 2009.

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

Strategy

Our objective is to be an innovative provider of video games for the mass market with a focus on developing and publishing a wide range of casual and family oriented video games. Specifically, we strive to:

•	Develop franchise titles with capability to sell multiple sequels.

Video game franchises are those game brands that successfully sell multiple sequels. These provide valuable long-term benefits both in consumer base growth, and revenue predictability. A core strategy for growth is to pursue the development and cultivation of long-term franchises both through internally generated intellectual property and long-term licensing arrangements.

•	Focus product development efforts on quality games that are easy to “pick-up-and-play,” priced affordably and targeted for the mass-market.

Video game development of casual games is generally less expensive and simpler than development of games for the core gamer demographic, where expectations for graphic quality and depth of play are very high. As such, we focus our game development efforts on products for the Nintendo DS and Wii systems, which have appealing price points and unique play mechanics that continue to resonate with the mainstream gamer and have experienced significant installed base growth over the past two years. We have a number of games in development for these systems. In general, from a game play/content perspective, we are focusing on publishing games that are relatively easy to play and whose subject matter will appeal to as wide an audience as possible. More recently, as we have seen more mass market adoption of other console platforms, such as Microsoft’s Xbox 360, we have begun to target opportunities to develop games for these platforms as well.

•	Grow Cooking Mama franchise

Our most successful franchise to date has been Cooking Mama, which, through January 19, 2010, has sold approximately 6.1 million units across six SKUs. The first brand extension, Gardening Mama, launched on March 31, 2009 and has sold more than 400,000 units. We will look to continue to grow this series with additional sequels and brand extensions and innovations.

•	Create our own intellectual property.

During the past year, we have increased the number of titles we have published for which we own the intellectual property rights. During 2009, the titles we published for which we owned the intellectual property rights include: A Boy and His Blob, Our House: Party!, Left Brain Right Brain 2, Go Play Lumberjacks, Go Play Circus Star and Go Play City Sports. Owning these rights can substantially improve the profitability of the titles we publish by significantly reducing costs of sequels.

•	Leverage our industry relationships and entrepreneurial environment to enter new categories and bring innovative products to market.

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

Our most successful franchise to date has been Cooking Mama that, through January 19, 2010, has sold approximately 6.1 million units across six SKUs. In North America, Cooking Mama for the DS was first introduced in September 2006 at a $19.99 value price and has sold more than 2.7 million units. The Wii version, Cooking Mama: Cook Off, launched in March 2007, and Cooking Mama 2: Dinner with Friends for DS was released in November 2007 at a $29.99 price point. Cooking Mama: World Kitchen for Wii was released in November 2008 and sold more than 330,000 units. The first brand extension, Gardening Mama, launched March 31, 2009 and has sold more than 400,000 units. The most recent installment is Cooking Mama 3: Shop and Chop for DS that was released in October 2009 at $29.99 and has already sold over 400,000 units.

Games

As of November 2009, our active catalog included 43 SKUs.

Titles

In addition to intellectual properties that we own, we also license the rights to content from developers or media entertainment companies, as in the cases of Age of Empires, Cake Mania, Jillian Michaels, Nancy Drew, Another Night at the Museum: Battle of the Smithsonian, and Alvin and the Chipmunks: The Squeakquel.

Selected titles, their compatible platforms and launch dates include:

Selected Titles	Platform	Launch Date

Cooking Mama: Cook Off	Wii	March 2007
Bust-A-Move Bash!	Wii	April 2007
The New York Times Crosswords	DS	May 2007
Nancy Drew: Deadly Secret of Olde World Park	DS	September 2007
Holly Hobbie & Friends	DS	October 2007
Zoo Hospital	DS	October 2007
Kengo: Legend of the 9	Xbox 360	September 2007
Cooking Mama 2: Dinner with Friends	DS	November 2007
Nanostray 2	DS	March 2008
Eco-Creatures: Save the Forest	DS	March 2008
Wild Earth: African Safari	Wii	April 2008
BlastWorks: Build, Trade, Destroy	Wii	June 2008
Wonder World Amusement Park	Wii	July 2008
Zoo Hospital	Wii	September 2008
Jillian Michaels’ Fitness Ultimatum 2009	Wii	October 2008
Away: Shuffle Dungeon	DS	October 2008
Cooking Mama: World Kitchen	Wii	November 2008
Cake Mania: In the Mix!	Wii	November 2008
Gardening Mama	DS	March 2009
Major Minor’s Majestic March	Wii	April 2009
Night at the Museum: Battle of the Smithsonian	Xbox 360, Wii, DS	May 2009
Go Play Lumberjacks	Wii	June 2009
Go Play Circus Star	Wii	June 2009
Go Play City Sports	Wii	September 2009
Our House: Party!	Wii	October 2009
Jillian Michaels’ Fitness Ultimatum 2010	Wii, DS	October 2009
A Boy and His Blob	Wii	October 2009
Cooking Mama 3: Shop and Chop	DS	October 2009

Peripheral Products

While we are no longer actively engaged in this category, our peripheral products in the past consisted principally of our back catalog TV Arcade plug-and-play products. These products are stand-alone games that connect directly into television sets with standard RCA cables. These are battery operated and require no additional hardware or software.

Throughout fiscal 2009, we continued to execute on our business model and product strategy. Product highlights include:

•	Reached 6 million units sold domestically of the Cooking Mama franchise;

•	Gardening Mama won a 2009 Honors Award from the National Parenting Publications Award (NAPPA)

•	A Boy and His Blob won the 2009 Best Puzzle Game of the Year from IGN.com and was included in CNET.com’s Best Games of the Year (2009) collection. In addition, the game was also awarded an Editor’s Choice Award from Children’s Technology Review as was Alvin and the Chipmunks: The Squeakquel.

•	Published 16 titles for the Nintendo DS, 11 titles for Wii, two for PC, one for Facebook, one for iPhone and one for Xbox 360.

•	Launched Jillian Michaels’ Fitness Ultimatum 2010 on Wii, the sequel to the best-selling 2009 fitness game, featuring expert advice from Michaels, the strength trainer and life coach on the popular television series “The Biggest Loser”.

•	Launched our new Go Play line of affordable motion based games with Wii Balance Board support for the whole family.

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

We primarily use third party development studios to create our video game products. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially utilize products created by the third party developers we work with. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product, only after we recoup development costs. We have worked, and continue to work, with independent third party developers, such as:

•	Wayforward

•	Pipeworks Software

•	Panic Button

•	Super X Studios

•	Backbone Entertainment

•	Legacy Interactive

The development process for video games also involves working with platform manufacturers from the initial game concept phase through approval of the final product. During this process, we work closely with the developers and manufacturers to ensure that the title undergoes careful quality assurance testing. Each platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted for its pre-publication approval. This approval is generally discretionary.

On November 7, 2007, we announced the creation of an internal development facility to be based in Los Angeles focused on products and properties for the casual gamer. During the subsequent

18 months, the studio developed games for the Wii and DS. After evaluation of the studio’s performance and changes in the availability and cost of development with our third party partners, we closed the studio and decided to work solely with external development partners.

Intellectual Property

Platform Licenses

Hardware platform manufacturers require that publishers obtain a license from them to publish titles for their platforms. We currently have non-exclusive licenses from Nintendo, Microsoft and Sony for each of the popular console and handheld platforms. Each license generally extends for a term of between two to four years and is terminable under a variety of circumstances. Each license allows us to create one or more products for the applicable system, and requires us to pay a per-unit license fee and/or royalty payment from the title produced and may include other compensation or payment terms. Publishers are not required to obtain licenses for publishing video game software for PCs. All of the hardware manufacturers approve each of the titles we submit for approval on a title-by-title basis, at their discretion.

Licenses From Third Parties

While we develop original titles, most of our titles are based on rights, licenses and properties, including copyrights and trademarks, owned by third parties. Even our original titles usually include some rights or properties from third parties. License agreements with third parties generally extend for a term of between two to four years, are limited to specific territories or platforms and are terminable under a variety of events. Several of our licenses are exclusive within particular territories or platforms. The licensors often have strict approval and quality control rights. Typically, we are obligated to make minimum guaranteed royalty payments over the term of these licenses and advance payments against these guarantees, but other compensation or payment terms, such as milestone payments, are also common. From time to time, we may also license other technologies from third party developers for use in our products, which also are subject to royalties and other types of payment.

Licenses To Third Parties

As we create original titles we may decide to license rights to third parties, sometimes on an exclusive basis, in order to generate publicity or market demand for our titles, to generate additional revenue related to complementary products or a combination of these factors. For example, for certain titles we have sold the movie rights, entered into strategy guide deals and licensed a comic book series and an apparel line.

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

Initial production quantities of individual titles are based upon estimated retail orders and consumer demand. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product, and pay for the entire purchase price prior to production. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products. However, manufacturers’ difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.

Sales and Marketing

North America

Historically, our marketing programs principally supported our premium game titles. While we support most of our titles in some manner, those with the most potential will have long lead time, multi-faceted marketing programs designed to generate enthusiasm and demand. Specific consumer marketing strategies we may employ include: TV; radio and print advertising; website and online marketing; demo distribution; promotions and cross-promotions with third parties; and point-of-purchase advertising.

Additionally, we customize public relations programs that are designed to create awareness with all relevant audiences, including core gamers and mass entertainment consumers. To date, our public relations efforts have resulted in significant coverage for our company and individual titles in computer and video game publications, such as Game Informer, GamePro and Nintendo Power, as well as major newspapers, magazines and broadcast outlets, such as CNN, USA Today, Wired, Maxim, Newsweek, The New York Times and TV Guide, among others. We also host media events throughout the year at which print, broadcast and online journalists can preview, review and evaluate our products prior to their release.

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

International

Over the last four years, we expanded our international presence, by establishing a new office in the United Kingdom and entering into license and distribution agreements with leading international publishers for distribution in Europe and the PAL territories. During 2009, we terminated our distribution agreement with our then current partner, and subsequently negotiated alternative distribution arrangements on a territory by territory basis.

In addition, in 2009, we moved to a direct distribution model for the United Kingdom market, whereby we sold directly to our retail customers using local distributors to ship our product. We believed this model offered the potential to get better placement of our products at retail and to improve margins by reducing the distribution fee incurred under our existing distribution agreements. We incurred some increase in overhead as we added positions in sales and marketing to facilitate this operation. While this model offered more potential for profitability, we assumed some credit risk associated with these customers, and were responsible for various promotional allowances to which we did not have exposure under our previous distribution model. Largely as a result of the downturn in the United Kingdom video game market, the business performed below expectations.

Going forward in 2010, we are shifting our business model from publishing and distribution to more of a licensing approach. We believe this is prudent, given the result of dramatic changes in the European market, and reduced demand for our products there. The licensing model requires significantly reduced costs and overhead, as compared to distribution, but will allow us the potential to achieve profitability from our products in the European market.

Beginning January 5, 2010, management initiated a plan of restructuring to better align our workforce to our revised operating plans. As part of the plan, we reduced our personnel count by 16 employees, representing 17% of our workforce. We expect the restructuring to be completed during our first quarter ending January 31, 2010.

Customers

Our customers are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with a number of retailers, including Best Buy, GameStop, Target, and Wal-Mart. We also have strong relationships with Cokem, Ingram and SVG, who act as resellers of our products to smaller retail outlets. For the fiscal year ended 2009, our top four retail accounts were Wal-Mart, GameStop, Best Buy, and Target, accounting for approximately 18%, 16%, 14% and 11% of our net revenue, respectively.

Competition

In general, our products compete with other forms of entertainment for leisure time and discretionary spending of consumers. These other forms of entertainment include motion pictures, television and music. More specifically, the market for interactive entertainment products is highly competitive and relatively few products achieve significant market acceptance. We continue to face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do.

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

Employees

We had 81 full-time employees in the United States and eight full-time employees in the United Kingdom as of October 31, 2009. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We incurred a net loss of $7.2 million in fiscal year 2009. The loss was primarily the result of impairments of games in development and higher marketing costs. Going forward, we may not be able to generate revenues sufficient to offset our costs and may sustain further net losses in future periods. Continued losses may have an adverse effect on our future operating prospects, liquidity and stock price.

We have experienced volatility in the price of our stock.

The price of our common stock has experienced significant volatility over the last five years, and such prices may be higher or lower than the price paid for our shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

For example, the market price of our stock has fluctuated widely over the last fiscal year. Between November 1, 2008, and October 31, 2009, the closing sale price of our common stock ranged between a high of $2.30 and a low of $0.41, experiencing significant volatility. The historic market price of our common stock may not be indicative of future market prices. We may not be able to sustain or increase the value of our common stock. Further declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

In addition, purchases or sales of large quantities of our stock could have an unusual effect on our stock price.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have a negative impact on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that our internal controls over financial reporting will remain effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

Although there can be no assurance, our management believes that based on our current plan there are cash sufficient capital resources from existing level of cash and operations, including our factoring and purchase order financing arrangements, to finance our operational requirements through at least the next 12 months. If we are unable to maintain profitability, or if unforeseen events occur that would require additional funding, we may need to raise capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of such securities may be dilutive to investors.

Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and could have a material adverse effect on future operating prospects, or require us to significantly reduce operations.

We are heavily reliant on our factoring arrangement.

We utilize credit under a factoring agreement with Rosenthal and Rosenthal whereby we sell our receivables for immediate payment of a portion of the invoice amount and, in some instances, the ability to take additional cash advances. This is our primary source of financing. If Rosenthal suffered financial difficulty, or our relationship with Rosenthal deteriorated, this could significantly impact our liquidity.

We may not be able to maintain our listing on the NASDAQ Capital Market.

Our common stock currently trades on the NASDAQ Capital Market. This market has continued listing requirements that we must continue to maintain to avoid delisting. The standards include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. Our results of operations and our fluctuating stock price directly impact our ability to satisfy these listing standards. In the event we are unable to maintain these listing standards, we may be subject to delisting.

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

A significant portion of our revenue in 2009 was generated from games based on one licensed franchise.

Approximately 49% of our net revenues in 2009 and 46% of our revenues in 2008 were generated from games based on the Cooking Mama franchise, developed for use on the Nintendo DS and Wii. We licensed the rights to publish these games from a third party. We have secured rights to publish other games based on the Cooking Mama character, which are scheduled for release in 2010. However, we cannot guarantee that the new versions will be as successful as the original versions. If the new versions are not successful, this may have a significant impact on our revenues. In addition, even if successful, we may be unable to secure the rights to publish further sequels to these games, which may adversely affect our business and financial performance.

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

Video games that are not high quality may not sell according to our forecast, which could materially impact our profitability in any given quarter.

Consumers who buy games targeted at the mass market and core gamers prefer high-quality games. If our games are not high quality, consumers may not purchase as many games as we expected, which could materially impact our revenue and profitability in any given quarter.

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

A weak global economic environment could result in a reduced demand for our products and increased volatility in our stock price.

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and retailers may defer or choose not to make purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products. Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and distributors may not have the same purchasing power, leading to lower purchases of our games for placement into distribution channels. Consequently, demand for our products could be materially different from expectations, which could negatively affect our profitability and cause our stock price to decline.

Our business may be affected by issues in the economy that affect consumer spending.

Our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles. Certain economic conditions, such as United States or international general economic downturns, including periods of increased inflation, unemployment levels, tax rates, interest rates, gasoline and other energy prices or declining consumer confidence could reduce consumer spending. Reduced consumer spending may result in reduced demand for our products and may also require increased selling and promotional expenses. A reduction or shift in domestic or international consumer spending could negatively impact our business, results of operations and financial condition. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. If economic conditions worsen, our business, financial condition and results of operations could be adversely affected.

The loss of any of our key customers could adversely affect our sales.

Our sales to Wal-Mart, Game Stop, Best Buy and Target accounted for approximately 18%, 16%, 14% and 11%, respectively, of our net revenue for the fiscal year 2009. Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. Our business, results of operations and financial condition could be adversely affected if:

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

Increasing development costs for games which may not perform as anticipated can decrease our profitability and could result in potential impairments of capitalized software development costs.

Video games can be increasingly expensive to develop. Because the current generation console platforms and computers have greater complexity and capabilities than the earlier platforms and computers, costs are higher to develop games for the current generation platforms and computers. If these increased costs are not offset by higher revenues and other cost efficiencies in the future, our margins and profitability will be impacted, and could result in impairment of capitalized software development costs. If these platforms, or games we develop for these platforms, do not achieve significant market penetration, we may not be able to recover our development costs, which could result in the write-off of capitalized software costs if projects are canceled.

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

We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2, PlayStation 3 and PSP, from Nintendo to develop products for the GBA, GameCube, the DS, DSi, and Wii and from Microsoft to develop products for the Xbox and the Xbox 360. These licenses are non-exclusive and, as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms.

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

The video game hardware manufacturers set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of these manufacturers change their fee structure, our profitability will be materially impacted.

In order to publish products for a video game system such as the Xbox 360 or Wii, we must take a license from Microsoft and Nintendo, respectively, which gives these companies the opportunity to set the fee structures that we must pay in order to publish games for that platform. Similarly, these companies have retained the flexibility to change their fee structures, or adopt different fee structures for new features for their video game systems. The control that hardware manufacturers have over the fee structures for their video game systems could adversely impact our costs, profitability and margins.

We may be unable to develop and publish new products if we are unable to secure or maintain relationships with third party video game software developers.

We utilize the services of independent software developers to develop the majority of our video games. Consequently, our success in the video game market depends on our continued ability to obtain or renew product development agreements with quality independent video game software developers. However, we cannot assure you that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure you that we will be able to obtain the rights to sequels of successful products that were originally developed for us by independent video game software developers.

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

Technology changes rapidly in our business and if we fail to anticipate new technologies or the manner in which people play our games, the quality, timeliness and competitiveness of our products and services will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. If we fail to anticipate and adapt to these and other technological changes, our market share and our operating results may suffer. Our future success in providing online games, wireless games and other content will depend on our ability to adapt to rapidly changing technologies, develop applications to accommodate evolving industry standards and improve the performance and reliability of our applications.

Our business is “hit” driven. If we do not deliver “hit” titles, or if consumers prefer competing products, our sales could suffer.

While many new products are regularly introduced, only a relatively small number of “hit” titles account for a significant portion of net revenue. Competitors may develop titles that imitate or compete with our “hit” titles, and take sales away from us or reduce our ability to command premium prices for those titles. Hit products published by our competitors may take a larger share of consumer spending than we anticipate, which could cause our product sales to fall below our expectations. If our competitors develop more successful products or offer competitive products at lower prices, or if we do not continue to develop consistently high-quality and well received products, our revenue, margins, and profitability will decline.

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

Trade organizations within the video game industry require digital entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of digital entertainment software in their countries. In some instances, we may be required to modify our products to comply with the requirements of these rating systems, which could delay the release of those products in these countries. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles. Several proposals have been made for legislation to regulate the digital entertainment software, broadcasting and recording industries, including a proposal to adopt a common rating system for digital entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of digital entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas, including legislation prohibiting the sale of certain “M” rated video games to minors, and by engaging in public demonstrations and media campaigns. Retailers may decline to sell digital entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for our “M” rated products, and adversely affect our operating results. If any groups, whether governmental entities, hardware manufacturers or advocacy groups, were to target our “M” rated titles, we might be required to significantly change or discontinue a particular title, which could adversely affect our business.

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

We seek to manage our business with a view to achieving long-term results, and this could have a negative effect on short-term trading.

Our focus is on creation of stockholder value over time, and we intend to make decisions that will be consistent with this long-term view. As a result, some of our decisions, such as whether to make or discontinue operating investments or pursue or discontinue strategic initiatives, may be in conflict with the objectives of short-term traders. Further, this could adversely affect our quarterly or other short-term results of operations.

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

We lease 21,250 square feet of office, development and storage space located at 160 Raritan Center Parkway, Edison, NJ 08837. The lease, which provides for base rents of approximately $24,000 per month, plus taxes, insurance and operating costs, expires on January 31, 2015.

We currently lease 900 square feet of office space in Europe, located at City Point, Temple Gate, BS16PL, Bristol, UK. This lease costs approximately $10,000 per month and will end as of January 31, 2010. The Company has no plans to renew this lease.

We lease 5,974 square feet of office space at 2121 Cloverfield Blvd., Santa Monica, CA 90404 for our development studio. This lease, which costs approximately $13,740 per month, will be terminated effective January 31, 2010, for a fee of $57,000.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the NASDAQ Capital Market under the symbol “COOL.” Prior to March 13, 2006, our common stock was listed on the NASDAQ Global Market.

Prior to January 26, 2005, our common stock was quoted on the OTC Bulletin Board. The market for our common stock has often been sporadic, volatile and limited.

The following table shows the high and low bid quotations for our common stock as reported by the NASDAQ Capital Market from November 1, 2007 through October 31, 2009. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low

Fiscal Year 2008
First Quarter	$1.64	$0.86
Second Quarter	$1.50	$0.95
Third Quarter	$1.40	$0.80
Fourth Quarter	$1.25	$0.36
Fiscal Year 2009
First Quarter	$0.92	$0.40
Second Quarter	$1.70	$0.53
Third Quarter	$2.39	$1.26
Fourth Quarter	$2.27	$0.96

Holders of Common Stock.  On January 28, 2010, we had approximately 165 registered holders of record of our common stock. On January 28, 2010, the closing sales price of our common stock as reported on the NASDAQ Capital Market was $0.76 per share.

Dividends and dividend policy.  We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on our common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.  The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2009 fiscal year end.

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

	Year Ended October 31,
	2009	2008	2007	2006	2005
	(in thousands, except share data)

Consolidated Statement of Operations Data:
Net revenues	$94,452	$63,887	$50,967	$66,683	$59,716
Cost of sales(1)	71,543	40,798	33,682	46,858	61,101

Gross profit (loss)	22,909	23,089	17,285	19,825	(1,385)
Operating expenses(2)	29,480	20,312	21,114	22,820	68,805

Operating (loss) income	(6,571)	2,777	(3,829)	(2,995)	(70,190)
Interest and financing costs, net	1,318	649	1,552	2,371	1,869
Other non-operating expense (income)(3)	415	(1,250)	(611)	—	48

(Loss) income before income taxes	(8,304)	3,378	(4,770)	(5,366)	(72,107)
(Benefit) provision for income taxes	(1,115)	26	—	—	(1,207)

Net (loss) income	$(7,189)	$3,352	$(4,770)	$(5,366)	$(70,900)

Net (loss) income attributable to common stockholders(4)	$(7,189)	$3,352	$(4,770)	$(5,366)	$(72,000)

Net (loss) income attributable to common stockholders per share:
Basic and Diluted	$(0.24)	$0.12	$(0.20)	$(0.24)	$(3.48)

Weighted average shares outstanding:
Basic and Diluted	29,770,382	27,547,211	23,891,860	22,616,419	20,686,863

	October 31
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,839	$5,505	$7,277	$3,794	$2,407
Working capital	11,815	6,702	2,834	977	3,757
Total assets	28,527	23,570	16,313	15,011	30,703
Non-current liabilities	626	211	1,460	—	—
Stockholders’ equity	11,719	7,137	2,591	1,749	4,761

(1)	Cost of Sales in 2009 includes $2.5 million to recognize impairments to the carrying value of products to be released in 2010. Cost of sales in 2005 includes: (i) charges of $10.5 million to recognize impairments to the carrying value of products released in 2005; and (ii) $5.1 million for reserves for slow moving inventory.

(2)	Operating expenses include: (i) for 2009, a settlement of litigation and related charges, net, of $0.4 million, and impairment of capitalized software development costs and license fees — cancelled games of $1.0 million; (ii) for 2008, a settlement of litigation and related charges, net, of $1.6 million, and impairment of software development costs and license fees — cancelled games of $0.1 million; (iii) for 2007, a settlement of litigation and related charges, net, of $2.8 million, a gain from settlement of liabilities of $0.3 million and impairment of software development costs and license fees — cancelled games of $0.2 million; (iv) for 2006, a gain from settlement of liabilities and other of $4.8 million, and impairment of software development costs and license fees — cancelled games of $2.4 million; and (v) for 2005, a charge for an accounts receivable write-off of $0.3 million, $26.3 million to write-off capitalized costs related to video games for which development was stopped or impaired, a provision for severance of $1.4 million, and a loss of $1.4 million related to a legal settlement.

(3)	Other non-operating expense includes: (i) for 2009, a charge from a change in fair value of warrants of $0.4 million; (ii) for 2008, a gain from a change in fair value of warrants of $1.3 million; (iii) for 2007, a gain from a change in fair value of warrants of $0.6 million; and (iv) for 2005, a realized loss on foreign exchange contract of $48,000.

(4)	Net (loss) income attributable to common stockholders includes, for 2005, a $1.1 million non-cash charge related to warrants exercised at a discount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ and elsewhere in this annual report on Form 10-K.

Overview

We are a provider of interactive entertainment products. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products, on a limited basis, internationally through distribution agreements with other publishers or licensing agreements. We have developed our retail and distribution network over our 23-year history.

We publish video game software for most major interactive entertainment hardware platforms, including Nintendo’s Wii, DSi, and DS, Sony’s PlayStation 2, and PlayStation Portable, or PSP, Microsoft’s Xbox and Xbox 360, the personal computer, or PC, and other mobile devices.

Our video game titles are targeted at various demographics at a range of price points. In some instances, these titles are based on licenses of well known properties, and in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of the majority of our video games.

Our business model and product strategy is primarily focused on games with relatively lower development costs for both console and handheld systems targeting “mass market” consumers. We believe this strategy allows us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing console titles for core gamers. We continue to publish titles for popular handheld systems such as the DS and PSP. We also publish software for Nintendo’s Wii console, as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach mass-market consumers. In addition, we continue to look opportunistically for titles to publish on the PC and other home console systems. More recently, other platforms such as Xbox 360 have begun to see mass market adoption, and we have begun to develop games for this platform. We will continue to evaluate opportunities to reach our target demographic as other platforms move in this direction.

We license rights to intellectual property used in our video games from third parties and work with third party development studios to develop our own proprietary video game titles.

Our operations involve similar products and customers worldwide. These products are developed and sold domestically and internationally. The Company is centrally managed and our chief operating decision makers, the chief executive and other officers, use consolidated and other financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, we operate in a single segment.

Net Revenues.  Our revenues are principally derived from sales of our video games. We provide video games primarily for the mass market and casual game player. Our revenues are recognized net of estimated reserves for price protection and other allowances.

Cost of Sales.  Cost of sales consists of product costs and amortization and impairment of software development costs and license fees. A significant component of our cost of sales is product costs. These are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — software development costs and license fees. These expenses may be incurred prior to a game’s release.

Gross Profit.  Gross profit is the excess of net revenues over product costs and amortization and impairment of software development and license fees. Development and license fees incurred to produce video games are generally incurred up front and amortized to cost of sales. The recovery of these costs and total gross profit is dependent upon achieving a certain sales volume, which varies by title.

Product Research and Development Expenses.  Product research and development expenses relate principally to our cost of supervision of third party video game developers, testing new products and conducting quality assurance evaluations during the development cycle as well as costs incurred at our development studio, which was closed in 2009, that are not allocated to games for which technological feasibility has been established. Costs incurred are employee-related, may include equipment, and are not allocated to cost of sales.

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

Loss on Impairments of Software Development Costs and License Fees- Cancelled Games.  Loss on impairments of software development costs and license fees — cancelled games consists of contract termination costs, and the write-off of previously capitalized costs, for games that were cancelled prior to their release to market. We periodically review our games in development and compare the remaining cost to complete each game to projected future net cash flows expected to be generated from sales. In cases where we don’t expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete the game, we cancel the game, and record a charge to operating expenses. While we incur a current period charge on these cancellations, we believe we are limiting the overall loss on a game project that is no longer expected to perform as originally expected due to changing market conditions or other factors. Significant management estimates are required in making these assessments, including estimates regarding retailer and customer interest, pricing, competitive game performance, and changing market conditions.

Interest and Financing Costs.  Interest and financing costs are directly attributable to our factoring and our purchase-order financing arrangements.

Income Taxes.  Income taxes consists of our provision/(benefit) for income taxes and proceeds from the sale of rights to certain net operating loss carryforwards in the state of New Jersey. Utilization of our net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.

Seasonality and Variations in Interim Quarterly Results

Our quarterly net revenues, gross profit, and operating income are impacted significantly by the seasonality of the retail selling season, and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit as a percentage of sales also generally increase in quarters in which we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.

Critical Accounting Estimates

Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the Securities and Exchange Commission Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a topical structure with a new referencing system to identify authoritative accounting standards, replaced the prior references.

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

Reserves for Price Protection and Other Allowances.  We generally sell our products on a no-return basis, although in certain instances, we provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer’s national circular advertisement, are generally reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue.

Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the 12-month periods ended October 31, 2009, 2008 and 2007, we provided allowances for future price protection and other allowances of $5.0 million, $2.6 million, and $2.0 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring the majority of our receivables to a third party that generally buys our receivables without recourse.

Capitalized Software Development Costs and License Fees.  Software development costs include development fees, in the form of milestone payments made to independent software developers, and direct payroll and overhead costs for our internal development studio. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.

Prepaid license fees represent license fees to holders for the use of their intellectual property rights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance commitment remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license.

Capitalized software development costs are classified as non-current if they relate to titles for which we estimate the release date to be more than one year from the balance sheet date.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — software development costs and license fees, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to general and administrative expenses. As of October 31, 2009, the net carrying value of our licenses and software development costs was $3.7 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Accounting for Stock-Based Compensation.  Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including, in the case of stock option awards, estimating expected stock volatility. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Commitments and Contingencies.  We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended October 31,
	2009	2008	2007

Net revenues	100.0%	100.0%	100.0%
Cost of sales
Product costs	42.0	45.2	50.9
Software development costs and license fees	31.0	18.7	15.2
Loss on impairment of software development costs and license fees — future releases	2.7	—	—

Gross profit	24.3	36.1	33.9
Operating expenses
Product research and development	5.0	5.1	4.5
Selling and marketing	15.5	13.5	14.6
General and administrative	9.1	15.0	16.4
Depreciation and amortization	0.3	0.5	0.6
Settlements, loss on impairments and other expenses (income)	1.4	(2.3)	5.3

Operating (loss) income	(7.0)	4.3	(7.5)
Interest and financing costs and other non-operating expenses (income)	1.8	(1.0)	1.9

(Loss) income before income taxes	(8.8)	5.3	(9.4)
Benefit from income taxes	1.2	—	—

Net (loss) income	(7.6)%	5.3%	(9.4)%

The following table sets forth the components of settlements, loss on impairments and other expenses (income) for the years ended October 31, 2009, 2008 and 2007.

	Year Ended October 31,
	2009	2008	2007
	(in thousands)

(Gain) on settlements	$—	$—	$(266)
Settlement of litigation and related charges, net	404	(1,572)	2,822
Loss on impairment of software development costs and license fees — cancelled games	966	101	154

Balance — end of year	$1,370	$(1,471)	$2,710

The following table sets forth the source of net revenues, by game platform, for the previous three fiscal years, in millions:

	Year Ended October 31,
	2009		2008		2007
		% of		% of		% of
	Net	Total Net	Net	Total Net	Net	Total Net
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Console:
Wii	$50.1	53.0%	$21.8	34.0%	$10.0	19.6%
PS2	0.0	0.0	0.6	1.0	3.5	6.9
Xbox	1.1	1.1	0.1	0.2	1.6	3.2

	51.2	54.1	22.5	35.2	15.1	29.7
Handheld:
DS	40.5	42.8	39.4	61.7	28.3	55.5
GBA	0.0	0.0	0.1	0.1	2.8	5.6
PSP	0.0	0.1	0.7	1.1	1.5	3.0

	40.5	42.9	40.2	62.9	32.6	64.1
Other(1)	2.8	3.0	1.2	1.9	3.3	6.2

Total	$94.5	100.0%	$63.9	100.0%	$51.0	100.0%

(1)	Consists primarily of net revenues for downloadable PC games, distribution fees, licensing fees and peripheral products and accessories.

Year ended October 31, 2009 versus year ended October 31, 2008

Net Revenues.  Net revenues for the year ended October 31, 2009 increased to $94.5 million from $63.9 million in the comparable period last year. The $30.6 million increase is primarily due to incremental revenue growth from several successful new releases during the year, including: Cooking Mama: World Kitchen for the Nintendo Wii, Gardening Mama for the Nintendo DS, Jillian Michaels’ Fitness Ultimatum 2009 for the Nintendo Wii (released in late October 2008); and Another Night at the Museum: Battle of the Smithsonian. The impact of these releases, combined with continued strong re-order sales for our catalog Cooking Mama products resulted in growth in net revenues of 48%. Additionally, we released Cooking Mama 3: Shop and Chop for the Nintendo DS and Jillian Michaels’ Resolution for the Nintendo Wii, late in October 2009. The release of these two titles contributed to the 2009 revenue growth, however, the majority of their sales will be reflected in the next fiscal year.

Gross Profit.  Gross profit for the year ended October 31, 2009 was $22.9 million compared to a gross profit of $23.1 million in the same period last year. Gross profit as a percentage of net sales was 24.3% for the year ended October 31, 2009 compared to 36.1% for the year ended October 31, 2008. The decrease in gross profit as a percentage of revenue is primarily due to: (i) an impairment of capitalized software development and license costs of $2.5 million related to games scheduled for release in 2010 that had a carrying value in excess of their fair value based on projected future cash flows; (ii) the release of certain video games with sales that were inadequate to cover development costs and minimum royalty payments, resulting in gross losses on those games (including Our House: Party! and Major Minor’s Majestic March); and (iii) higher royalty costs as a percent of net revenues on certain games when compared to the prior year.

Product Research and Development Expenses.  Research and development costs increased $1.4 million to $4.7 million for the year ended October 31, 2009 from $3.3 million for the comparable period in 2008. The increase was primarily the result of expenses related to our development studio and approximately $0.2 million paid to developers for the development of mobile games. During the year ended October 31, 2009, substantially all of the work performed in the studio was allocated to non-

capitalizable projects. After evaluation of the studio’s performance, and changes in the availability and cost of development with our third-party partners, we now believe that closing the studio and taking advantage of these external opportunities represents a better value for the Company. Therefore, we reduced our personnel used for internal development and incurred approximately $0.2 million in severance and lease termination costs. Development costs for mobile games is recorded as research and development costs because we are currently evaluating opportunities in this market and no significant revenue contribution is expected from current projects.

Selling and Marketing Expenses.  Total selling and marketing expenses increased from $8.6 million for the year ended October 31, 2008 to $14.6 million for the year ended October 31, 2009. The increase is primarily due to higher media costs associated with TV and internet advertising campaigns to support the launch of our new Cooking Mama titles, Jillian Michaels titles, and the launch of our GoPlay brand. The increased expenditures were primarily incurred during the nine months ended July 31, 2009. After an assessment of the market’s response to the programs the Company reduced the use of media advertising during the fourth quarter of 2009. Selling and marketing expense as a percentage of net sales was approximately 15.5% and 13.5% for the year ended October 31, 2009 and 2008, respectively.

General and Administrative Expenses.  For the year ended October 31, 2009, general and administrative expenses were $8.6 million, a decrease of $0.9 million from $9.5 million in the comparable period in 2008. The decrease is primarily due to lower compensation expenses resulting from incentive compensation plans. Our incentive compensation plan is primarily based on net income generated by the Company. During 2009, we generated a net loss, resulting in significantly lower incentive compensation expense. General and administrative expenses include $1.7 million and $1.6 million of non-cash compensation expenses for the years ended October 31, 2009 and 2008, respectively.

Settlement of Litigation and Related Charges.  Settlement of litigation charges is comprised of $0.7 million related to the change in fair value of common stock issued in settlement of our class action securities litigation (see commitments and contingencies discussion below) and a gain on the settlement of legal fees of $0.3 million.

Loss on impairment of software development costs and license fees — cancelled games.  Loss on impairment of capitalized software development costs and license fees — cancelled games increased to $1.0 million for the 12 months ended October 31, 2009 from $0.1 million for the 12 months ended October 31, 2008, due primarily to a higher number of cancelled games in 2009 due to changing market conditions.

Operating (Loss) Income.  Operating loss for the year ended October 31, 2009 was $6.6 million, compared to operating income of $2.8 million for the year ended October 31, 2008. The decrease in operating income primarily resulted from the impact of the lower gross profit, higher product research and development expenses, impairment of software development and capitalized licenses and higher selling and marketing expenses discussed above.

Interest and Financing Costs, Net.  Interest and financing costs increased to $1.3 million for the year ended October 31, 2009 from $0.6 million for the year ended October 31, 2008. The increase of $0.7 million is the result of a higher percentage of our inventory purchases being financed through our purchase order financing facility for seasonal inventory needs, and higher factoring fees related to higher sales volume.

Change in Fair Value of Warrants.  On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.

We recorded an expense of $0.4 million for the year ended October 31, 2009, reflecting the increase in fair value of the warrants during that period and income of $1.3 million for the year ended October 31, 2008, reflecting the decrease in fair value of the warrants during that period.

Income Taxes.  For the year ended October 31, 2009, we did not record any income tax benefit related to the utilization of net operating loss carryforwards because realization of the resulting loss carryforwards cannot be assured. Income taxes for the year ended October 31, 2009 include a gain resulting from proceeds of approximately $1.1 million from the sale of the rights to approximately $14.2 million of New Jersey state income tax net operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority.

For the year ended October 31, 2008, we only provided for alternative minimum taxes because our net operating loss carryforwards exceeded our taxable income.

Net (Loss) Income.  Net loss for the year ended October 31, 2009 was $7.2 million, a decrease of $10.6 million from net income of $3.4 million for the comparable period in 2008. This decrease is primarily due to the increased operating loss, the settlement of litigation and related charges, net, the increase of net interest and financing expenses and the change in fair value of warrants, partially offset by a gain from the sale of certain state net operating loss carryforwards, as discussed above.

Year ended October 31, 2008 versus year ended October 31, 2007

Net Revenues.  Net revenues for the year ended October 31, 2008 increased to $63.9 million from $51.0 million in the comparable period in 2007. The $12.9 million increase is primarily due to increased revenue from a greater number of new releases for the Nintendo Wii platform from two in 2007 to nine in 2008, and the release of Cooking Mama 2 for the Nintendo DS. The addition of this new title, in addition to continued re-orders for our previously released titles, Cooking Mama for the Nintendo DS and Cooking Mama; Cook-Off for the Nintendo Wii, have led to increased revenues for the franchise overall, when compared the prior year.

Gross Profit.  Gross profit for the year ended October 31, 2008 was $23.1 million compared to a gross profit of $17.3 million in the same period in 2007. The increase in gross profit is primarily attributable to the higher net revenues discussed above. Gross profit as a percentage of net sales was 36.1% for the year ended October 31, 2008 compared to 33.9% for the year ended October 31, 2007. The increase in gross profit is attributable to a higher gross margin on new releases and the impact of $0.8 million of revenues related to the satisfaction of minimum purchase commitments for our Dance Dance Revolution, or DDR, dance mat product, for which there was no cost of sales.

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

Selling and Marketing Expenses.  Total selling and marketing expenses increased from $7.4 million for the year ended October 31, 2007 to $8.6 million for the year ended October 31, 2008. The increase is primarily due to higher media costs associated with the release of new titles, and variable fulfillment and sales commission expenses related to higher sales during the year ended October 31, 2008 as compared to the same period in 2007. Selling and marketing expense as a percentage of net sales was approximately 13.5% and 14.6% for the year ended October 31, 2008 and 2007, respectively.

General and Administrative Expenses.  For the year ended October 31, 2008 general and administrative expenses were $9.5 million, an increase of $1.1 million from $8.4 million in the comparable period in 2007. The increase is primarily due to higher compensation expenses resulting from incentive compensation plans and a charge to bad debt expense of $0.3 million related to the bankruptcy of the Circuit City retail chain. Our incentive compensation plan is primarily based on net income generated by the Company. During 2007, we generated a net loss, resulting in lower incentive compensation expense. General and administrative expenses include $1.6 million and $1.5 million of non-cash compensation expenses for the year ended October 31, 2008 and 2007, respectively.

Settlement of Litigation and Related Charges, Net.  On September 27, 2007, we entered into settlement agreements to settle the following litigations pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of our securities; (ii) a private securities action filed by Trinad Capital Master Fund, Ltd.; (“Trinad”) and (iii) a second action filed by Trinad, purportedly on behalf of the Company.

On January 16, 2009, we entered into an amendment to the securities class action settlement agreement. Under the terms of the settlement agreement in the securities class action, as amended, we made cash payments of $466,667 in January 2009 and $233,333 in May 2009 and we contributed one million shares of our common stock. The shares being contributed to the settlement were distributed to the settlement claimants when the court granted final approval of the settlement in March 2009. Our insurance carrier also contributed a cash payment.

During the 12 months ended October 31, 2007, we recorded a $2.8 million charge in connection with the expected settlement of the class action litigation, based on the terms of the original settlement. The charge was comprised of $2.5 million, representing the fair value, on the date the agreement was executed, of the common stock expected to be distributed when the settlement becomes effective and $0.3 million representing the increase in the value of the shares since that date. During the year ended October 31, 2008, we recorded a gain on litigation settlement of $0.3 million representing the decline in the value of the shares to be issued under the settlement, as if it occurred on October 31, 2008.

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

The settlement agreement in the action filed by Trinad, purportedly on behalf of the Company, did not result in a payment to us. Plaintiff’s attorneys did not receive any fees in connection with the settlement. This settlement was approved by the Court, and the Court dismissed the action on May 12, 2009. The dismissal is no longer subject to appeal and the matter is now closed.

As previously disclosed, on July 26, 2007, Charlie Bolton filed a complaint against the Company and several current and former directors and officers of the Company in the United States District Court for the District of New Jersey. The allegations in the complaint were similar to those in the class action and Trinad’s action against the Company and several current and former directors and officers discussed above. On September 16, 2008, the Company entered into a settlement with Bolton providing for a cash payment from insurance proceeds and the action was dismissed, with prejudice.

Operating Income (Loss).  Operating income for the year ended October 31, 2008 was $2.8 million, compared to an operating loss of $3.8 million for the year ended October 31, 2007. The increase in operating income primarily resulted from the impact of the higher net revenue, higher gross profit, and decrease in settlement of litigation charges, partially offset by the increased operating expenses also discussed above.

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

Change in Fair Value of Warrants.  On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.

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

Net Income (Loss).  Net income for the year ended October 31, 2008 was $3.4 million, an increase of $8.2 million from a net loss of $4.8 million for the comparable period in 2007. This increase is primarily due to the increased operating income, the reduction in settlement of litigation and related charges, net, the reduction of net interest and financing expenses and the change in fair value of warrants discussed above.

Liquidity and Capital Resources

We generated a net loss of $7.2 million in 2009, net income of $3.4 million in 2008, and a net loss of $4.8 million in 2007. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements to satisfy seasonal working capital needs. We raised approximately $5.8 million in net proceeds from the sale of our equity securities in September 2007, and approximately $8.6 million in September 2009.

Our current plan is to fund our operations through product sales. However, we may be required to modify that plan, or seek outside sources of financing if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making more reductions in game development and other expenditures. Based on our current level of cash on hand and our operating plan, management believes it can operate under the existing level of financing for at least one year. However, if the current level of financing was reduced and we were unable to obtain alternative financing, it could create a material adverse change in the business.

Our cash and cash equivalents balance was $11.8 million as of October 31, 2009. We had approximately $6.0 million outstanding under our purchase order financing arrangement, primarily for goods to be received and sold within 60 days of October 31, 2009. We expect continued volatility in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.

To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.

Under our factoring agreement we have the ability to take cash advances against accounts receivable and inventory of up to $20.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at anytime. In addition, we have $10.0 million of availability for letters of credit and purchase order financing with another lender. We had outstanding advances against accounts receivable of approximately $13.8 million under our factoring agreement at October 31, 2009.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million. Occasionally the factor allows us to take advances in excess of these amounts for short term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2009, we had no excess advances outstanding.

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

On September 27, 2007, we entered into settlement agreements to settle certain litigations then pending in the United States District Court, District of New Jersey: (i) a securities class action brought on behalf of a purported class of purchasers of our securities; (ii) a private securities action filed by Trinad; and (iii) a second action filed by Trinad purportedly on behalf of us. All three actions are now concluded.

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

The settlement agreement in the action filed by Trinad, purportedly on behalf of us, did not result in a payment to us, and Trinad’s attorneys did not receive any fees in connection with the settlement. This settlement was approved by the Court, and the Court dismissed the action on May 12, 2009. The dismissal is no longer subject to appeal and the matter is now closed.

We recorded aggregate expense of $1.95 million under the amended settlement agreements, reflecting $700,000 in cash payments, and $1.25 million fair value of common stock, on its date of issuance, March 30, 2009.

We originally recorded an accrual equal to the $2.5 million fair value of common stock to be issued under the settlement agreement on the date of its execution, September 27, 2007. The accrual was adjusted each quarter to reflect the change in the value of shares to be issued under the agreement. This adjustment resulted in a gain of $322,000 for the nine months ended July 31, 2008. The accrual was further adjusted at October 31, 2008 to $1.25 million reflecting the $700,000 in cash payments, and $0.55 per share fair value of one million shares of common stock to be issued under the revised settlement agreement at that date. The share based portion of the accrual was adjusted to the fair value of the shares to be issued, at each balance sheet date thereafter, until their issuance on March 30, 2009. The fair value of the shares on date of issuance was $1.25 million ($1.25 per share), resulting in expense of $560,000 for the year ended October 31, 2009.

On March 30, 2009, we issued 130,000 shares of common stock, with a fair value of $162,500, to a group of underwriters named as defendants in the class action litigation, in payment of $458,000 in legal fees for which we were responsible under an indemnification agreement. The gain of $296,000 resulting from the difference between the fair value of the stock issued and the legal expenses, which had been recorded as general and administrative expenses during prior periods, was included in Settlement of Litigation and other expenses, net, for the year ended October 31, 2009.

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

Off-Balance Sheet Arrangements

As of October 31, 2009, we had no off-balance sheet arrangements.

Cash Flows

Cash and cash equivalents were $11.8 million as of October 31, 2009 compared to $5.5 million at October 31, 2008. Working capital as of October 31, 2009 was $11.8 million compared to $6.7 million at October 31, 2008.

Operating Cash Flows.  Our principal operating source of cash is from the sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third party developers of our software; costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the year ended October 31, 2009, we used approximately $6.6 million in operating activities, compared to $2.7 million in the previous year. The increase in cash used in operating activities is primarily due to the increased net loss of $10.5 million, partially offset by a decrease in the net change in the amount invested in capitalized software development and license fees of $7.7 million. Capitalized software development and license fees increased $4.6 million for the 12 months ended October 31, 2008, compared to a decrease of $3.1 million for the 12 months ended October 31, 2009. We generally invest in game development projects with a development time of three to 18 months. During the fiscal year ended October 31, 2008, we began investing in several game projects for release in the year ended 2009, resulting in a use of cash, and increase in capitalized software development costs and license fees at October 31, 2008. During 2009, these amounts were charged to operating expenses, resulting in a non-cash charge to net income for the 12 months ended October 31, 2009. We also reduced the amount invested in capitalized software development and license fees, at October 31, 2009, for games to be released in fiscal 2010, based on an assessment of market conditions. We expect the amount invested in game development to fluctuate based on seasonality, scheduled release dates, and market conditions in the future. The change in operating cash flows for the 12 months ended October 31, 2009 was also impacted by offsetting changes in other working capital accounts, most significantly by (1) increases in advance payments for inventory, the net amount due from factor and decreased accounts payable and accrued expenses and (2) decreases in prepaid expenses and accounts receivable. The change in operating cash flows for the 12 months ended October 31, 2008 was also impacted by offsetting changes in other working capital accounts. The cash flow impact of increases in accounts receivable and inventory the cash flow impact of were offset by increased accounts payable and customer billings due from distribution partner.

For the year ended October 31, 2008, we used approximately $2.7 million in operations, compared to $0.8 million in the prior year. The increase in cash used in operating activities, from the prior year, is primarily due to increased capitalized software development and royalties due to an increase in the number of games in development.

Investing Cash Flows.  Cash used in investing activities for the year ended October 31, 2009, 2008 and 2007 are primarily related to purchases of computer equipment and leasehold improvements of $0.1 million, $0.3 million, and $0.2 million, respectively.

Financing Cash Flows.  Net cash generated by financing activities for the year ended October 31, 2009 consists primarily of net proceeds from a public offering of common stock of $8.6 million (see note 12 to the financial statements), and an increase in outstanding borrowings under our purchase order financing agreement, to finance seasonal inventory purchases.

Net cash generated by financing activities in 2008 consists of an increase in purchase order financing.

Net cash generated by financing activities for the year ended October 31, 2007 consists primarily of net proceeds from the private placement of our equity securities of $5.8 million (see note 10 to the financial statements), offset by the repayment of purchase order financing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information under this item, pursuant to Regulation S-K Item 305(e).

Item 8.	Financial Statements and Supplementary Data.

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

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions involving our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment,

(iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was effective as of October 31, 2009.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only a management’s report in this report.

Item 9B.	Other Information.

Not applicable.

PART III

The information required by Part III of Form 10-K under the items listed below are incorporated by reference from our definitive proxy statement relating to the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2009 fiscal year end:

Item 10 –	Directors, Executive Officers and Corporate Governance.

Item 11 –	Executive Compensation.

Item 12 –	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13 –	Certain Relationships and Related Transactions and Director Independence.

Item 14 –	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).
4.1	Securities Purchase and Registration Rights Agreement dated as of August 29, 2007 by and among Majesco Entertainment Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 5, 2007).
4.2	Form of Common Stock Purchase Warrant issued to investors (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 5, 2007).

10.1		Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).
10.2		Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).
10.3		Amendment, dated March 18, 1999, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).
10.4		Amendment, dated September 30, 2004, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).
10.5		Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).
10.6		Master Purchase Order Assignment Agreement, dated July 21, 2000, between Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 22, 2004).
10.7		Sixth Amendment to Master Purchase Order Assignment Agreement, dated September 12, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 22, 2004).
10.8		Seventh Amendment to Master Purchase Order Assignment Agreement, dated October 16, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 22, 2004).
10.9		Eighth Amendment to Master Purchase Order Assignment Agreement, dated April 14, 2004, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 22, 2004).
10.10		Guaranty and Pledge Agreement, dated July 21, 2000, by and among Jesse Sutton, Joseph Sutton, Morris Sutton, Adam Sutton and Transcap Trade Finance (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 22, 2004).
10.11		Amendment, dated October 18, 2005, to Factoring Agreement, dated April 24, 1989 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on February 1, 2006).
10.12		Amendment, dated October 1, 2008, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on January 29, 2009)
#10	.13	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 15, 2009).
#10	.14	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
#10	.15	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
#10	.16	Employment Agreement, dated June 27, 2005, by and between Majesco Entertainment Company and John Gross (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2005).
#10	.17	Employment Agreement, dated January 31, 2007, between Gui Karyo and Majesco Entertainment Company (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 6, 2007).
10.18		License and Distribution Agreement dated as of April 13, 2007 by and between Majesco Europe Limited and Eidos Interactive Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2007).

#10	.19	2008 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2008).
#10	.20	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 15, 2008).
#10	.21	Employment Agreement, dated January 8, 2008, between Jesse Sutton and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 13, 2008).
*#10	.22	Amendment to Employment Agreement, dated December 21, 2009, between Gui Karyo and Majesco Entertainment Company.
10.23		2009 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2009).
10.24		First Amendment to Lease by and between the Company and the Landlord dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009).
10.25		Form of Personal Indemnification Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 15, 2009).
10.26		Placement Agency Agreement dated September 17, 2009, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2009).
10.27		Form of Subscription Agreement between the Company and each of the investors signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 18, 2009).
16.1		Letter from Goldstein Golub Kessler LLP (GGK) to the Company, notifying the Company that the partners of GGK became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company, dated October 26, 2007 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on November 1, 2007).
16.2		Letter furnished by Goldstein Golub Kessler LLP in response to the Company’s request, addressed to the Securities and Exchange Commission, dated November 1, 2007, indicating their agreement with the statements contained in the Current Report on Form 8-K filing dated November 1, 2007 (incorporated by reference to Exhibit 16.2 to our Current Report on Form 8-K filed on November 1, 2007).
16.3		Letter from McGladrey & Pullen, LLP regarding change in certifying accountant, dated May 4, 2009 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on May 6, 2009).
*21	.1	Subsidiaries
*23	.1	Consent of Amper Politziner Mattia, LLP
*23	.2	Consent of McGladrey & Pullen, LLP
*31	.1	Certification of Principal Executive Officer
*31	.2	Certification of Principal Financial Officer
*32	.1	Section 1350 Certificate of President and Chief Financial Officer

#	Constitutes a management contract, compensatory plan or arrangement.

*	Filed herewith.

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

Date: January 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Sutton Jesse Sutton	Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2010

/s/ John Gross John Gross	Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2010

/s/ Allan I. Grafman Allan I. Grafman	Chairman of the Board	January 29, 2010

/s/ Laurence Aronson Laurence Aronson	Director	January 29, 2010

/s/ Louis Lipschitz Louis Lipschitz	Director	January 29, 2010

/s/ Keith McCurdy Keith McCurdy	Director	January 29, 2010

/s/ Stephen Wilson Stephen Wilson	Director	January 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Majesco Entertainment Company

We have audited the accompanying consolidated balance sheet of Majesco Entertainment Company and Subsidiary (the “Company”) as of October 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Majesco Entertainment Company and Subsidiary at October 31, 2009 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/  AMPER, POLITZINER & MATTIA, LLP

January 28, 2010
Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Majesco Entertainment Company

We have audited the accompanying consolidated balance sheet of Majesco Entertainment Company and subsidiary as of October 31, 2008, and the related consolidated statements of operations, stockholders’ equity and accumulated other comprehensive loss, and cash flows for each of the two years in the period ended October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Majesco Entertainment Company and subsidiary as of October 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Majesco Entertainment Company and subsidiary’s internal control over financial reporting as of October 31, 2008, and, accordingly, we do not express an opinion thereon.

MCGLADREY & PULLEN, LLP

New York, New York
January 29, 2009

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$11,839	$5,505
Due from factor	1,172	—
Accounts and other receivables, net	1,145	3,032
Inventory, net	6,190	5,619
Advance payments for inventory	3,126	242
Capitalized software development costs and license fees	3,678	6,812
Prepaid expenses	847	1,714

Total current assets	27,997	22,924
Property and equipment — net	447	563
Other assets	83	83

Total assets	$28,527	$23,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,356	$10,697
Share-based litigation settlement	—	1,250
Due to factor	—	983
Customer billings due to distribution partner	230	1,487
Inventory financing payables	6,053	1,540
Advances from customers	543	265

Total current liabilities	16,182	16,222
Warrant liability	626	211
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 share authorized; 38,553,740 and 30,127,950 issued and outstanding at October 31, 2009 and October 31, 2008, respectively	38	30
Additional paid-in capital	113,484	101,722
Accumulated deficit	(101,361)	(94,172)
Accumulated other comprehensive loss	(442)	(443)

Net stockholders’ equity	11,719	7,137

Total liabilities and stockholders’ equity	$28,527	$23,570

See accompanying notes to consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended October 31,
	2009	2008	2007

Net revenues	$94,452	$63,887	$50,967

Cost of sales
Product costs	39,699	28,881	25,936
Software development costs and license fees	29,329	11,917	7,746
Loss on impairment of software development costs and license fees — future releases	2,515	—	—

	71,543	40,798	33,682

Gross profit	22,909	23,089	17,285

Operating costs and expenses
Product research and development	4,672	3,306	2,311
Selling and marketing	14,618	8,628	7,421
General and administrative	8,557	9,549	8,376
Depreciation and amortization	263	300	296
Gain on settlements	—	—	(266)
Settlement of litigation and related charges, net	404	(1,572)	2,822
Loss on impairment of software development costs and license fees — cancelled games	966	101	154

	29,480	20,312	21,114

Operating (loss) income	(6,571)	2,777	(3,829)
Other expenses (income)
Interest and financing costs, net	1,318	649	1,552
Change in fair value of warrant liability	415	(1,250)	(611)

(Loss) income before income taxes	(8,304)	3,378	(4,770)
Income taxes	(1,115)	26	—

Net (loss) income	$(7,189)	$3,352	$(4,770)

Net (loss) income per share:
Basic and diluted	$(0.24)	$0.12	$(0.20)

Weighted average shares outstanding:
Basic and diluted	29,770,382	27,547,211	23,891,860

See accompanying notes to consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other	Net
	$.001 par value		Paid-In	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Loss	Equity

Balance — October 31, 2006	23,427,462	$23	$94,529	$(92,754)	$(49)	$1,749
Issuance of common stock in connection with:
Settlement of accounts payable	238,562	—	365	—	—	365
Restricted stock grants — employees and directors	727,438	1	732	—	—	733
Exercise of stock options	33,334	—	49	—	—	49
Non-cash compensation charges — stock options	—	—	773	—	—	773
Private placement of securities	4,244,335	4	3,743	—	—	3,747
Issuance of common stock for assets	4,831	1	10	—	—	11
Net loss	—	—	—	(4,770)	—	(4,770)
Foreign currency translation adjustment	—	—	—	—	(66)	(66)

Total comprehensive loss		—	—	—	—	(4,836)

Balance — October 31, 2007	28,675,962	$29	$100,201	$(97,524)	$(115)	$2,591

Issuance of common stock in connection with:
Cost of private placement of securities	—	—	(40)	—	—	(40)
Restricted stock grants — directors	181,397	—	191	—	—	191
Restricted stock grants, net — employees	1,354,731	1	1,132	—	—	1,133
Non-cash compensation charges — stock options	—	—	233	—	—	233
Issuance of warrants for services	—	—	77	—	—	77
Treasury stock — retired	(84,140)	—	(72)	—	—	(72)
Net income	—	—	—	3,352	—	3,352
Foreign currency translation adjustment	—	—	—	—	(328)	(328)

Total comprehensive income		—	—	—	—	3,024

Balance — October 31, 2008	30,127,950	$30	$101,722	$(94,172)	$(443)	$7,137

Issuance of common stock in connection with:
Sale of common stock	6,420,000	6	8,622	—	—	8,628
Settlement of litigation	1,130,000	1	1,411	—	—	1,412
Exercise of warrants	28,807	—	—	—	—	—
Restricted stock grants — directors	234,183	—	229	—	—	229
Restricted stock grants, net — employees	612,800	1	1,384	—	—	1,385
Non-cash compensation charges — stock options	—	—	116	—	—	116
Net loss	—	—	—	(7,189)	—	(7,189)
Foreign currency translation adjustment	—	—	—	—	1	1

Total comprehensive loss		—	—	—	—	(7,188)

Balance — October 31, 2009	38,553,740	$38	$113,484	$(101,361)	$(442)	$11,719

See accompanying notes to consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,189)	$3,352	$(4,770)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	415	(1,250)	(611)
Depreciation and amortization	263	315	296
Provision for price protection	5,363	2,556	1,953
Amortization of capitalized software development costs and prepaid license fees	13,418	6,122	3,116
Non-cash compensation expense	1,730	1,558	1,505
Warrant issued for services	—	77	—
Write-off of accounts receivable	—	255	—
Share-based litigation settlement	404	(1,572)	2,822
Gain on settlements	—	—	(266)
Loss on impairment of software development costs and license fees	3,481	101	154
Changes in operating assets and liabilities
Due to/from factor — net	(7,186)	(3,100)	763
Accounts and other receivables	1,368	(2,806)	2,433
Inventory	(412)	(1,769)	(1,412)
Capitalized software development costs and prepaid license fees	(13,741)	(10,362)	(4,501)
Prepaid expenses	(2,001)	(833)	1,097
Other assets	—	(17)	(18)
Accounts payable and accrued expenses	(779)	3,314	(2,791)
Litigation settlement	(700)	—	—
Customer billings due to distribution partner	(1,257)	1,487	—
Advances from customers	245	(126)	(536)

Net cash used in operating activities	(6,578)	(2,698)	(766)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(146)	(314)	(163)

Net cash used in investing activities	(146)	(314)	(163)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	—	49
Sale of common stock, net of expenses	8,628	—	—
Treasury stock — retired	—	(72)	—
Inventory financing	4,513	1,540	(1,390)
Proceeds from private placement, net of expenses	—	(40)	5,819

Net cash provided by financing activities	13,141	1,428	4,478

Effect of exchange rates on cash and cash equivalents	(83)	(188)	(66)

Net increase (decrease) in cash and cash equivalents	6,334	(1,772)	3,483
Cash and cash equivalents — beginning of year	5,505	7,277	3,794

Cash and cash equivalents — end of year	$11,839	$5,505	$7,277

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$1,322	$676	$1,638

Cash paid during the year for income taxes	$1	$—	$—

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in payment of accounts payable	$459	$—	$365

Issuance of common stock for assets	$—	$—	$11

Change in fair value of warrant liability	$415	$(1,250)	$2,071

See accompanying notes to consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The following financial statements present the financial results of Majesco Entertainment Company and Majesco Europe Limited, its wholly owned subsidiary, (“Majesco” or “Company”) on a consolidated basis.

2.	PRINCIPAL BUSINESS ACTIVITY

The Company is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.

The Company’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. The Company sells its products directly and through resellers, primarily to U.S. retail chains, including Best Buy, GameStop, Target and Wal-Mart. Majesco also sells products internationally primarily through partnerships with international publishers. The Company has developed retail and distribution network relationships over its more than 23-year history.

Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo’s DS, DSI and Wii, Sony’s PlayStation 2 and PlayStation Portable, or PSP, Microsoft’s Xbox and Xbox 360, and the personal computer, or PC, and other mobile devices.

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

	Years Ended October 31,
	2009	%	2008	%	2007	%
	(in thousands)

United States	$90,428	95.7%	$57,932	90.7%	$43,564	85.5%
Europe	4,024	4.3%	5,955	9.3%	7,403	14.5%

Total	$94,452	100.0%	$63,887	100.0%	$50,967	100.0%

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the Securities and Exchange Commission Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a topical structure with a new referencing system to identify authoritative accounting standards, replaced the prior references.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records revenue for distribution agreements where it is acting as an agent as defined by ASC Topic 605, Revenue Recognition, Subtopic 45, Principal Agent Considerations, on a net basis. The Company has recorded approximately $0.3 million of fees from its distribution partner for each of the years ended October 31, 2009 and 2008, respectively, approximately $0.1 million and $2.1 million in accounts receivable due from its factor at October 31, 2009 and 2008, respectively, and $0.2 million and $1.5 million in amounts payable to its distribution partner at October 31, 2009 and 2008, respectively.

The Company generally sells its products on a no-return basis, although in certain instances, the Company provides price protection or other allowances on certain unsold products. Price protection, when granted and applicable, allows customers a partial credit against amounts they owe the Company with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances.

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

Shipping and handling, which consist principally of transportation charges incurred to move finished goods to customers, amounted to $1.0 million, $0.8 million and $0.7 million and are included in selling expenses for the years ended October 31, 2009, 2008 and 2007, respectively.

Capitalized Software Development Costs and License Fees.  Software development costs include development fees, in the form of milestone payments made to independent software developers, and direct payroll and overhead costs for our internal development studio. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.

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

Capitalized software development costs are classified as non-current if they relate to titles for which we estimate the release date to be more than one year from the balance sheet date. There were no such costs at October 31, 2009 and 2008.

The amortization period for capitalized software development costs and prepaid license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and prepaid license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — software development costs and license fees, in the period such a determination is made. These expenses may be incurred prior to a games release. If a game is cancelled and never released to market, the amount is expensed to general and administrative expenses. As of October 31, 2009, the net carrying value of our licenses and software development costs was $3.7 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

Prepaid license fees and milestone payments made to our third party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.

Advertising Expenses.  The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the ad. Advertising costs charged to operations were $6.4 million, $1.6 million and $1.4 million for the years ended October 31, 2009, 2008, and 2007, respectively.

Income taxes.  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the potential for realization of deferred tax assets at each quarterly balance sheet date and records a valuation allowance for assets for which realization is not likely.

Stock Based Compensation

Stock based compensation consists primarily of expenses related to the issuance of stock options and restricted stock grants. Stock options are granted to employees or directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over two to three years and have a term of seven years. Compensation expense for stock options is recognized on a straight line basis over the vesting period of the award, based on the fair value of the option on the date of grant.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 31,	October 31,	October 31,
	2009	2008	2007

Risk free annual interest rate	2.2%	3.3%	4.6%
Expected volatility	76%	65%	107%
Expected life	4.25 years	4.25 years	4.25 years
Assumed dividends	None	None	None

Restricted stock grants are granted to directors and employees and have a vesting period of six months to three years. The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period.

Non cash compensation expenses related to stock options and restricted stock grants were $1.7 million, $1.6 million and $1.5 million for the years ended October 31, 2009, 2008 and 2007, respectively and are recorded in general and administrative expenses in the accompanying statements of operations.

See note 16 for a full discussion of stock based compensation arrangements.

Cash and cash equivalents.  Cash equivalents consist of highly liquid investments with insignificant rate risk and with original maturities of three months or less at the date of purchase. At various times, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

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

Exit or disposal cost obligations.  In July 2009, the decision was made to close the development studio located in California. After a reduction of the studio’s performance, and changes in the availability and cost of development with our third party partners, management believed that closing the studio and taking advantage of these external opportunities represented a better value for the Company. As a result, the Company incurred approximately $0.2 million in severance and lease termination costs, which were recorded as a charge to product research and development expenses in the quarter ended July 31, 2009.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (loss) per share.  Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per common share has not been presented for the periods because the impact of the conversion or exercise, as applicable, of the following warrants and stock options outstanding at the end of each period would be anti-dilutive either due to net losses or the antidilutive effect of the exercise of stock options and warrants after applying the treasury stock method due to an exercise price in excess of fair market value (see notes 14 and 16).

	October 31,
	2009	2008	2007

Warrants(1)	1,812,735	1,922,735	1,854,877
Stock options	1,483,929	1,352,610	1,167,191
Unit purchase option (see Note 14)	388,734	388,734	388,734

(1)	During the twelve months ended October 31, 2007, warrants to purchase 2,063,545 shares of common stock expired and warrants to purchase 1,697,735 shares of common stock related to an equity financing were issued (see Note 13).

Recent Accounting Pronouncements.

Fair Value Measurements — In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this guidance does not require any new fair value measurements. However, for some entities, the application of this guidance will change current practice. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements for the fiscal year beginning November 1, 2009.

Business Combinations — In December 2007, the FASB issued new guidance providing greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the business combination. The guidance is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We do not expect that the adoption of this guidance will have an impact on our historical consolidated financial position, cash flows or results of operations.

In April 2009, the FASB issued additional guidance which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value, if fair value can be determined during the measurement period. This new rule specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. This new rule is effective for all fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). We do not expect that the adoption will have a material effect on our consolidated financial position, cash flows or results of operations.

Intangibles — Goodwill and Other — In April 2008, the FASB issued new guidance for determining the useful life of a recognized intangible asset, which applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination. These new rules are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (November 1, 2009 for the Company), and early adoption is prohibited. We do not expect that the adoption will have a material effect on our consolidated financial position, cash flows or results of operations.

Debt — In May 2008, the FASB issued new guidance specifying that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the Company’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company) and prohibits early adoption and requires retrospective application to all periods presented. We do not expect that the adoption will have a material effect on our consolidated financial position, cash flows or results of operations.

Earnings Per Share — In June 2008, the FASB issued new guidance which clarified that stock-based payment awards that entitle holders to receive non-forfeitable dividends before they vest should be considered participating securities and included in the basic EPS calculation. This new rule is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company). We do not believe adoption of this guidance will have a material impact on our consolidated results of operations.

Subsequent Events — In May 2009, the FASB issued new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new rule was adopted as of the Company’s third quarter ended July 31, 2009. The adoption of this new rule did not have a material impact on the Company’s financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements on January 28, 2010 at the time this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

Amendments to Variable Interest Entity Guidance — In June 2009, the FASB issued new guidance which requires an enterprise to determine whether its variable interest or interests give it a controlling

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a Company’s first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). We are still evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Measuring Liabilities at Fair Value — In August 2009, the FASB issued new guidance related to the fair value measurement of liabilities. This update provides clarification that in circumstances in which quoted prices in an active market for the identical liability are not available, a reporting entity is required to measure fair value using a valuation technique that uses quoted prices for the identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another technique that is consistent with the Fair Value principles. The guidance is effective for the first reporting period (including interim periods) beginning after issuance which for the Company is November 1, 2009. We do not expect that the adoption of this new guidance will have a material effect on our consolidated financial position, cash flows and results of operations.

Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB issued new guidance related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. These new rules will become effective, on a prospective basis, for the Company on November 1, 2011. We are still evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Certain Revenue Arrangements That Include Software Elements — In October 2009, FASB issued new guidance that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality and instead have these types of transactions be accounted for under other accounting literature in order to determine whether the software and non-software components function together to deliver the product’s essential functionality. These new rules will become effective, on a prospective basis, for the Company on November 1, 2011. We are still evaluating the impact that the adoption of this new guidance will have on our consolidated financial position, cash flows and results of operations.

Reclassifications.  For comparability, certain 2007 and 2008 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2009.

Commitments and Contingencies.  The Company records a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Fair Value.  The carrying value of cash, accounts receivable, inventory, prepaid expenses, accounts payable, and accrued expenses, due to factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	FACTORED RECEIVABLES

The Company uses a factor to approve credit and to collect the proceeds from a substantial portion of its sales. Under the terms of the agreement, the Company sells to the factor and the factor purchases from the Company eligible accounts receivable.

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

The Company reviews the collectability of accounts receivable for which it holds the credit risk quarterly, based on a review of an aging of open invoices and payment history, to make a determination if any allowances for bad debts is necessary.

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory, up to a maximum of $20 million. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance up to a maximum of $2.5 million. Occasionally, the factor allows us to take advances in excess of these amounts for short term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2009, we had no excess advances outstanding.

Amounts to be paid to us by the factor for any accounts receivable are offset by any amounts previously advanced by the factor. The interest rate is prime plus 1.5%, annually, subject to a 5.5% floor. In certain circumstances, an additional 1.0% annually is charged for advances against inventory.

Approximately $19.3 million of accounts receivable was sold to the factor at October 31, 2009, of which the Company assumed credit risk of approximately $6.9 million. Approximately $12.0 million of accounts receivable was sold to the factor at October 31, 2008, of which the Company assumed credit risk of approximately $7.1 million.

The Company also utilizes purchase order financing through the factor, up to a maximum of $2.0 million, to provide funding for the manufacture of its products (see Note 9). In connection with these arrangements, the factor has a security interest in substantially all of the Company’s assets. The factor charges 0.5% of invoiced amounts, subject to certain minimum charges per invoice, for these credit and collection services.

Due from (to) factor consists of the following:

	October 31,
	(in thousands)
	2009	2008

Accounts receivable assigned to factor	$19,307	$12,004
Less: allowances	(4,380)	(3,359)
advances from factor	(13,755)	(9,628)

	$1,172	$(983)

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Year Ended October 31,
	(in thousands)
	2009	2008	2007

Balance — beginning of year	$(3,359)	$(3,105)	$(4,047)
Add: provisions	(5,031)	(2,556)	(1,953)
Less: amounts charged against allowance	4,010	2,302	2,895

Balance — end of year	$(4,380)	$(3,359)	$(3,105)

5.	ACCOUNTS RECEIVABLE

The following table presents the major components of accounts receivable:

	October 31,
	(in thousands)
	2009	2008

Trade receivables	$1,388	$2,927
Allowances	(295)	—
Other	52	105

	$1,145	$3,032

6.	PREPAID EXPENSES

The following table presents the major components of prepaid expenses:

	October 31,
	(in thousands)
	2009	2008

Prepaid media advertising	$627	$1,598
Other (less than 5% of total assets)	220	116

	$847	$1,714

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses:

	October 31,
	(in thousands)
	2009	2008

Accounts payable-trade	3,990	5,264
Royalties	3,680	2,268
Sales commissions	197	203
Salaries and other compensation	648	1,987
Other accruals	841	975

	$9,356	$10,697

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	CUSTOMER BILLINGS DUE TO DISTRIBUTION PARTNER

The Company has an arrangement in which it distributes video games published by another company for a fee based on the gross sales of their products. The Company does not take title to the inventory in the transaction, however the Company does warehouse, ship and invoice the customer. The Company records accounts receivable based on the gross amount of the amount billed and an amount payable to the distribution partner for the amount billed, less the Company’s distribution fee and certain expenses. The Company records revenue for these services at the net amount earned because it is acting as an agent for the principal in the transaction as defined by ASC Topic 605, Revenue Recognition, Subtopic 45, Principal Agent Considerations. The Company has recorded approximately $0.3 million of fees for the years ended October 31, 2009 and 2008, approximately $0.1 million and $2.1 million in accounts receivable due from its factor at October 31, 2009 and 2008, respectively, and $0.2 million and $1.5 million in amounts payable to its distribution partner at October 31, 2009 and 2008, respectively.

9.	INVENTORY FINANCING PAYABLE

Manufacturers require the Company to prepay or present letters of credit upon placing a purchase order for inventory. The Company has arrangements with a finance company which provides financing secured by the specific goods underlying the goods ordered from the manufacturer. The finance company makes the required payment to the manufacturer at the time a purchase order is placed, and is entitled to demand payment from the Company when the goods are delivered. The Company pays a financing fee equal to 1.5% of the purchase order amount for each transaction, plus administrative fees. Additional charges of 0.05% per day (18% annualized) are incurred if the financing remains open for more than 30 days.

10.	ADVANCES FROM CUSTOMERS

In certain instances, customers and distributors have agreed to provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers.

11.	SETTLEMENTS AND OTHER

During the year ended October 31, 2007, the Company recorded gains on settlement of liabilities of $0.3 million, representing the settlement of accounts payable for marketing expenses for less than the invoiced amount.

12.	COMMON STOCK OFFERING

On September 17, 2009, the Company sold 6,420,000 shares of common stock in a “registered direct offering” at a purchase price of $1.50 per share. The sale of the shares was made pursuant to Subscription Agreements and a Prospectus Supplement dated September 17, 2009. The gross proceeds to the Company from the sale of the shares, before deducting for the Placement Agent’s fees and offering expenses, was approximately $9.6 million. The Company recorded net proceeds of $8.6 million, net of $0.8 million of placement agency fees and expenses, and $0.2 million of other expenses related to the offering, as additional paid in capital. The shares were registered with the Securities and Exchange Commission on a prospectus which was declared effective on August 28, 2009.

13.	PRIVATE PLACEMENT

On September 5, 2007, the Company completed a private placement of units in which the Company raised $6.0 million in gross proceeds from a group of institutional and accredited investors in exchange for 3,966,668 shares of common stock and warrants to purchase an additional 1,586,668 shares

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, the warrants contain a cashless exercise feature if a registration statement is not effective on the date of exercise, and a provision for exercise price adjustments under certain circumstances as defined in the warrant agreement. If the Company is sold, merged, or otherwise enters into a “fundamental transaction” as defined in the warrant agreement, the successor entity is required to issue securities to the warrant holders equal to the number of shares of such stock immediately theretofore purchasable and receivable upon the exercise of the rights represented by the warrants. In the event the successor entity is not a publicly traded corporation whose securities are traded on a trading market, as defined in the securities purchase agreement the warrant holder can elect to receive a cash payment equal to the lesser of one dollar per share, or the transaction value of a share of common stock, as defined in the agreement, multiplied by: (i) on or prior to the first anniversary of the warrant, 55%; (ii) after the first anniversary of the warrant, but before the second, 45%; (iii) after the second anniversary of the warrant, but before the third, 35%, (iii) after the third anniversary of the warrant, but before the fourth, 25%. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are classified as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.

The Company initially allocated $2.1 million of the proceeds received in the transaction to the warrants based on the fair values of the warrants on the date of the transaction. The Company will measure the fair value of the warrants at each balance sheet date, and record the change in fair value as a non cash charge or gain to earnings each period. The warrants were valued at $0.6 million, $0.2 million and $1.5 million at October 31, 2009, 2008 and 2007, respectively, due to fluctuations in the Company’s stock price. This resulted in a non-cash gain of $0.4 million, and a non-cash loss of $1.3 million and $0.6 million due to the change in fair value of warrants during the years ended October 31, 2009, 2008 and 2007, respectively. The Company used the Black-Scholes method to value the warrants (See note 3 for assumptions).

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMON STOCK PURCHASE WARRANTS

The following table sets forth the number shares of common stock purchasable under outstanding stock purchase warrants at October 31, 2009 and 2008.

Issued in			Exercise	October 31,	October 31,
connection with	Issue date	Expiration date	Price	2009	2008

Equity financing	September 5, 2007	March 5, 2013	$2.04	1,697,735	1,697,735
Consulting services	June 14, 2006	May 31, 2013	$1.55	40,000	150,000
Consulting services	November 1, 2007	July 31, 2010	$2.07	75,000	75,000

				1,812,735	1,922,735

Additionally, in connection with the September 5, 2007 equity financing, the Company issued a unit purchase option, to purchase at $1.50 per share, units consisting of (1) 277,667 shares of common stock, and (2) warrants to purchase up to 111,067 shares of common stock at $2.04, with terms identical to the warrants issued in the financing.

15.	INCOME TAXES

The (benefit) provision for income taxes for the years ended October 31, 2009, 2008 and 2007 consists of:

	October 31,
	(000’s omitted)
	2009	2008	2007

Current:
Federal	$—	$26	$—
State	(1,115)	—	—
Deferred:
Federal	(2,273)	953	(1,610)
State	(484)	186	(311)
Impact of change in effective tax rates on deferred taxes	(1,760)	—	—
Less: valuation allowance	4,517	(1,139)	1,921

	$(1,115)	$26	$—

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2009, 2008 and 2007 and, relates to the following

	2009		2008		2007
	(000’s omitted)	Percent of	(000’s omitted)	Percent of	(000’s omitted)	Percent of
	Amount	Pretax income	Amount	Pretax income	Amount	Pretax income

Tax (benefit) at federal statutory rate	$(2,823)	(34)%	$1,149	34%	$(1,622)	(34)%
State income taxes, net of federal income taxes	(515)	(6)%	223	7%	(311)	(6)%
Impact of change in effective tax rates on deferred taxes	(1,760)	(21)%	—	—	—	—
Sale of state net operating losses	(1,115)	(13)%	—	—	—	—
Change in valuation allowance	4,517	54%	(1,139)	(34)%	1,921	40%
Other	581	7%	(207)	(6)%	12	—%

	$(1,115)	(13)%	$26	1%	$—	—%

The components of deferred income tax assets (liabilities) were as follows:

	October 31,
	(000’s omitted)
	2009	2008

Impairment of capitalized software development costs and prepaid license fees not currently deductible	$1,004	$36
Litigation settlement	—	611
Impairment of inventory	103	50
Compensation expense not deductible until options are exercised	1,669	1,632
All other temporary differences	852	341
Net operating loss carry forward	30,003	26,444
Less valuation allowance	(33,631)	(29,114)

Deferred tax asset	$—	$—

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Based upon the Company’s current operating results, management cannot conclude that it is more likely than not that such assets will be realized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards for income tax purposes at October 31, 2009 amounts to approximately $78.7 million and expires between 2023 and 2028 for federal income taxes, and approximately $54.0 million for state income tax.

We file income tax returns in the U.S., various states and the United Kingdom. As of October 31, 2009, we had no unrecognized tax benefits, which would impact our tax rate if recognized. As of October 31, 2009, we had no accrual for the potential payment of penalties. As of October 31, 2009,

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we are not subject to any U.S. federal, state or foreign income tax examinations. Our U.S. federal tax returns have been examined for the tax years 2003 through 2004, and income taxes for Majesco Europe Limited have been examined for the year ended October 31, 2006 in the United Kingdom with the results of such examinations being reflected in our results of operations as of October 31, 2009. We do not anticipate any significant changes in our unrecognized tax benefits over the next twelve months.

In November 2008, the Company received proceeds of approximately $1.1 million from the sale of the rights to approximately $14.2 million of New Jersey state income tax net operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority, which is reflected as an income tax benefit in the consolidation statement of operations.

16.	STOCK-BASED COMPENSATION ARRANGEMENTS

On February 13, 2004, the stockholders approved a stock option plan that provides for the granting of options to purchase the Company’s common stock. The plan covers employees, directors and consultants and provides for among other things, the issuance of non-qualified options and incentive stock options. On June 8, 2005, the Company’s stockholders and Board of Directors approved the amendment and restatement to the Company’s 2004 Employee, Director and Consultant Stock Plan (renamed 2004 Employee, Director and Consultant Incentive Plan) (the “Plan”) to: (a) increase the number of shares of common stock reserved for issuance under the Plan by 4,000,000; (b) add a share-counting formula to the Plan pursuant to which each share issued under awards, other than options or stock appreciation rights, counts against the number of total shares available under the Plan as 1.3 shares, and each share issued as options or stock appreciation rights counts against the total shares available under the Plan as one share; (c) increase the share limitation on the number of awards that may be granted to any participant in any fiscal year to 1,000,000; (d) add provisions for the grant of cash awards and other types of equity based awards; and (e) delete a provision allowing for the repricing of awards. On June 11, 2007, the Company’s stockholders and Board of Directors approved an amendment to the 2004 Employee, Director and Consultant Incentive Plan to increase the number of shares of common stock reserved for issuance under the Plan by 4,000,000, and on April 21, 2009 the Company’s stockholders and Board of Directors approved an amendment to the 2004 Employee Director and Consultant Incentive Plan to increase the number of common shares available for issuance under the Plan by 3,000,000 shares.

As of October 31, 2009, the Company had reserved 10.6 million shares of common stock for issuance under the Plan, of which 3.1 million are available for future issuance.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s outstanding stock options as of October 31 and changes during the years then ended is presented below:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number Of	Exercise	Number Of	Exercise	Number Of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,352,610	$5.61	1,167,191	$6.78	1,527,494	$6.19
Granted	144,079	$1.88	239,133	$0.89	46,818	$2.35
Cancelled	(12,760)	$6.14	(53,714)	$9.92	(373,787)	$4.38
Exercised	—	—	—	—	(33,334)	$1.46

Outstanding at end of year	1,483,929	$5.24	1,352,610	$5.61	1,167,191	$6.78

Options exercisable at year-end	1,252,103	$5.94	1,051,736	$6.91	823,108	$8.24

Weighted-average fair value of options granted during the year		$1.12		$0.58		$1.78

The fair value of options granted during the year ended October 31, 2009 was $161,624.

The intrinsic value of options shares outstanding at October 31, 2009 was $31,087 based on estimated fair value of $1.02 per share.

The following table summarizes information about outstanding stock options at October 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.89	239,133	5.8	$0.89	119,568	$0.89
$1.17 and $2.80	423,328	4.7	$1.79	311,067	$1.69
$3.20	372,685	2.8	$3.20	372,685	$3.20
$7.23 to $8.00	114,300	2.7	$7.33	114,300	$7.33
$13.30	284,486	1.5	$13.30	284,486	$13.30
$14.00 to $28.00	49,997	1.9	$19.96	49,997	$19.96

$0.89 to $28.00	1,483,929	3.6	$5.24	1,252,103	$5.95

The weighted average contractual term of exercisable options outstanding at October 31, 2009 was 3.0 years.

			Weighted-Average
			Remaining
		Weighted-Average	Contractual
	Number	Fair Value at	Life
	Outstanding	Grant Date	(Years)

Non-Vested shares at October 31, 2008	300,874	$0.71	6.4
Options Granted	144,079	$1.12	6.4
Options Vested	(213,127)	$0.82	6.0
Non-vested options forfeited or expired	—

Non-Vested shares at October 31, 2009	231,826	$0.88	6.2

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2009 and 2008, there was approximately $0.2 million and $0.1 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.2 and 1.1 years, respectively. The total fair value of shares vested during October 31, 2009 was $0.2 million.

A summary of the status of the Company’s restricted stock grants for the 12 months ended October 31, 2009, 2008 and 2007 is as follows:

	October 31,	October 31,	October 31,
	2009	2008	2007

Balance at beginning of period	2,218,373	1,411,470	1,022,033
Granted	955,183	1,546,397	937,299
Vested	(1,187,740)	(711,661)	(336,627)
Cancelled	(90,636)	(27,833)	(211,235)

Outstanding at end of period	1,895,180	2,218,373	1,411,470

The fair value of restricted shares granted during the years ended October 31, 2009, 2008 and 2007 was $1.8 million, $1.5 million and $1.9 million, respectively.

As of October 31, 2009, there was approximately $2.5 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

On November 1, 2007, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock to a consulting firm in consideration for services, under the Plan. The warrants are exercisable at an exercise price of $2.07 at any time over a seven year period.

On July 21, 2006, the Company issued warrants to purchase an aggregate of 150,000 shares of common stock to a consulting firm in consideration for services, under the Plan. The warrants are exercisable at an exercise price of $1.55 at any time over a seven year period. The Company recorded $186,000 of expense in 2006, reflecting the fair value of the warrants on the date of issuance. On June 12, 2009, warrants for 110,000 shares were exercised, resulting in the issuance of approximately 29,000 shares of common stock on the basis of a cashless exercise.

17.	EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering all eligible employees.

The Company charged to operations $75,000, $66,000 and $41,000 for contributions to the retirement plan for the years ended October 31, 2009, 2008 and 2007 respectively.

Certain stockholders and key employees of the Company serve as trustees of the plan.

18.	MAJOR CUSTOMERS

Sales to Wal-Mart, Inc. represented approximately 18%, 13% and 14% of net revenues in 2009, 2008 and 2007, respectively. Sales to Gamestop represented approximately 16%, 17% and 21% of net revenues in 2009, 2008 and 2007, respectively. Sales to Best Buy represented approximately 14%, 13% and 10% of sales in 2009, 2008 and 2007, respectively. Sales to Target represented approximately 11% and 11% of sales in 2009 and 2008, respectively. Sales to Cokem represented approximately 10% of sales in 2008.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CONTINGENCIES AND COMMITMENTS

Commitments

At October 31, 2009, the Company was committed under agreements with certain developers for future milestone payments aggregating $4.1 million. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. In addition, the Company may have to pay royalties for products sold. These payments will be used to reduce future royalties due to the developers from sales of the Company’s videogames.

The Company is obligated under non-cancelable operating leases for administrative offices, automobiles, and equipment expiring at various dates through 2015. The future aggregate minimum rental commitments exclusive of required payments for operating expenses are as follows:

Year ending October 31,	(in thousands)

2010	$340
2011	276
2012	276
2013	260
2014	267
Thereafter	74

$1,493

Total rent expense amounted to $767,000, $655,000 and $505,000 for the years ended October 31, 2009, 2008 and 2007, respectively.

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

In January 2009, the Company entered into an amendment to the securities class action settlement agreement. Under the terms of the settlement agreement in the securities class action, as amended, the Company agreed to make cash payments totaling $0.7 million in three installments. The first two payments were made in January and February 2009, and the last payment was made in May 2009. The Company also contributed one million shares of its common stock to the settlement fund. The Company’s insurance carrier also contributed a cash payment.

On February 23, 2009, the settlement was approved by the Court, and the class action was dismissed. The dismissal is no longer subject to appeal. The settlement administrator distributed the shares and cash to eligible settlement claimants in May 2009 and the matter is now closed.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded aggregate expense of $2.0 million under the amended settlement agreements, reflecting $0.7 million in cash payments, and the $1.3 million fair value of common stock, on its date of issuance, March 30, 2009.

The Company originally recorded an accrual equal to the $2.5 million fair value of common stock to be issued under the settlement agreement on the date of its execution, September 27, 2007. The accrual was adjusted each quarter to reflect the change in the value of shares to be issued under the agreement. This adjustment resulted in a gain of $0.3 million for the nine months ended July 31, 2008. The accrual was further adjusted at October 31, 2008 to $1.3 million reflecting the $0.7 million in cash payments, and $0.55 per share fair value of one million shares of common stock to be issued under the revised settlement agreement at that date. The share based portion of the accrual was adjusted to the fair value of the shares to be issued, at each balance sheet date thereafter, until their issuance on March 30, 2009. The fair value of the shares on date of issuance was $1.3 million ($1.25 per share), resulting in expense of $0.7 million for the year ended October 31, 2009.

Additionally, on March 30, 2009, the Company issued 130,000 shares of common stock, with a fair value of $0.2 million, to a group of underwriters named as defendants in the class action litigation, in payment of $0.5 million in legal fees for which the Company was responsible under an indemnification agreement. The gain of $0.3 million resulting from the difference between the fair value of the stock issued and the legal expenses, which had been recorded as general and administrative expenses during prior periods, was included in Settlement of Litigation and related charges, net, for the year ended October 31, 2009.

The Company at times may be a party to other routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims will not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.

20.	RELATED PARTY TRANSACTIONS

The Company receives printing and packaging services from a business of which the brother of Morris Sutton, the Company’s former Chairman Emeritus, and uncle of Jesse Sutton, the Company’s Chief Executive Officer, is a principal. During the years ended October 31, 2009, 2008 and 2007, respectively, the Company was charged $0.0 million, $0.1 million and $1.2 million for these services. These charges are included in product costs in the accompanying consolidated statement of operations. Such charges are, to the Company’s knowledge, on terms no less favorable to those that would be incurred in arm’s length transactions with other providers of similar services.

Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, resigned from the Company effective January 1, 2007, becoming a consultant. Mr. Sutton was paid as an employee for periods prior to November 1, 2006.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes expense to Morris Sutton, (in thousands):

	Year Ended
	October 31,
	2009	2008	2007

Consulting	$213	$350	$292
Commissions	189	111	42
Business expenses	6	49	70

Total	$408	$510	$404

The Company had accounts payable and accrued expenses of approximately $37,000, $30,000 and $75,000 as of October 31, 2009, 2008 and 2007, respectively, due to Morris Sutton.

21.	SUBSEQUENT EVENTS

In December, 2009, the Company received proceeds of approximately $1.6 million from the sale of the rights to approximately $21.2 million of New Jersey state income tax net operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. The Company will have approximately $32.8 million of net operating loss carryforwards available to the Company in the State of New Jersey, after the transfer. The amount will be recorded as an income tax benefit during the quarter ending January 31, 2010.

Beginning January 5, 2010, the Company initiated a plan of restructuring to better align its workforce to its revised operating plans. As part of the plan, the Company reduced its personnel count by 16 employees, representing 17% of its workforce. Employees directly affected by the restructuring plan received notification during January 2010. The Company expects the restructuring to be completed during its first quarter ending January 31, 2010. The Company will record charges of approximately $500,000 in the first quarter of 2010 in connection with the terminations, which consist primarily of severance and unused vacation payments.