Form 10-Q
period 2010-01-31
MAJESCO ENTERTAINMENT CO
filed 2010-03-17
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 15, 2010, there were 38,646,937 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
January 31, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	January 31,	October 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,703	$11,839
Due from factor	6,810	1,172
Accounts and other receivables, net	1,632	1,145
Inventory, net	3,583	6,190
Advance payments for inventory	654	3,126
Capitalized software development costs and license fees	2,543	3,678
Prepaid expenses	539	847

Total current assets	28,464	27,997
Property and equipment, net	378	447
Other assets	83	83

Total assets	$28,925	$28,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,089	$9,356
Customer billings due to distribution partner	7	230
Inventory financing payables	—	6,053
Advances from customers	393	543

Total current liabilities	12,489	16,182
Warrant liability	424	626
Commitments and contingencies Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 share authorized; 38,589,044 and 38,553,740 issued and outstanding at January 31, 2010 and October 31, 2009, respectively	38	38
Additional paid-in capital	114,006	113,484
Accumulated deficit	(97,554)	(101,361)
Accumulated other comprehensive loss	(478)	(442)

Net stockholders’ equity	16,012	11,719

Total liabilities and stockholders’ equity	$28,925	$28,527

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share amounts)

	Three Months Ended
	January 31,
	2010	2009
Net revenues	$29,206	$32,820

Cost of sales
Product costs	11,728	11,831
Software development costs and license fees	7,867	8,960
Loss on impairment of software development costs and license fees – future releases	905	170

	20,500	20,961

Gross profit	8,706	11,859

Operating costs and expenses
Product research and development	934	1,293
Selling and marketing	3,056	4,124
General and administrative	2,124	2,505
Depreciation and amortization	53	69
Settlement of litigation and related charges, net	—	140

	6,167	8,131

Operating income	2,539	3,728
Other expenses (income)
Interest and financing costs, net	497	458
Change in fair value of warrant liability	(202)	135

Income before income taxes	2,244	3,135
Income taxes	(1,563)	(1,027)

Net income	$3,807	$4,162

Net income per share:
Basic	$0.10	$0.15

Diluted	$0.10	$0.15

Weighted-average shares outstanding:
Basic	36,808,062	27,944,958

Diluted	36,829,239	27,944,958

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,807	$4,162
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(202)	135
Depreciation and amortization	53	69
Write off of fixed assets	19	—
Provision for price protection	1,169	600
Amortization of capitalized software development costs and prepaid license fees	2,186	2,997
Non-cash compensation expense	522	411
Share-based litigation settlement	—	140
Loss on impairment of software development costs and license fees	905	170
Changes in operating assets and liabilities
Due from factor — net	(6,671)	(6,477)
Accounts and other receivables	(645)	2,173
Inventory	2,599	3,463
Capitalized software development costs and prepaid license fees	(1,957)	(2,836)
Prepaid expenses and advance payments for inventory	2,776	(240)
Accounts payable and accrued expenses	2,741	2,550
Customer billings due to distribution partner	(223)	(534)
Advances from customers	(151)	(161)

Net cash provided by operating activities	6,928	6,622

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4)	(56)

Net cash used in investing activities	(4)	(56)

CASH FLOWS FROM FINANCING ACTIVITIES
Inventory financing	(6,053)	(1,540)

Net cash used in financing activities	(6,053)	(1,540)

Effect of exchange rates on cash and cash equivalents	(7)	(41)

Net increase in cash and cash equivalents	864	4,985
Cash and cash equivalents — beginning of period	11,839	5,505

Cash and cash equivalents — end of period	$12,703	$10,490

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$497	$459

Cash received during the period for income taxes	$1,656	$1,115

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share amounts)
1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION
     Majesco Entertainment Company, together with its wholly owned subsidiary, Majesco Europe Limited (“Majesco”, “we” or the “Company”), is a provider of interactive entertainment products. The Company’s offerings include video game software and other digital entertainment products.
     The Company’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. The Company sells its products directly and through resellers, primarily to U.S. retail chains, including Best Buy, GameStop, Target, and Wal-Mart. Majesco also sells products, on a limited basis, internationally through partnerships with international publishers or licensing arrangements. The Company has developed retail and distribution network relationships over its more than 23-year history.
     Majesco provides offerings for most major interactive entertainment hardware platforms, including Nintendo’s Wii, DS, and DSI, Sony’s PlayStation 3, or PS3, PlayStation 2, or PS2, and PlayStation Portable, or PSP, Microsoft’s Xbox and Xbox 360, the personal computer, or PC, and mobile devices.
     Majesco’s offerings include video game software and other digital entertainment products. The Company’s operations involve similar products and customers worldwide. These products are developed and sold domestically and licensed or sold internationally. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated and other financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment. Net sales by geographic region were as follows:

	Three Months Ended January 31,
	2010	%	2009	%
United States	$27,959	95.7%	$31,746	96.7%
Europe	1,247	4.3%	1,074	3.3%

Total	$29,206	100.0%	$32,820	100.0%

     The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended October 31, 2009 filed with the Securities and Exchange Commission on Form 10-K on January 29, 2010.
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

     In addition, some software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).
     Inventory. Inventory consists of finished goods valued at the lower of cost or market.
     Capitalized Software Development Costs and License Fees. Software development costs include development fees, in the form of milestone payments made to independent software developers, and direct payroll and overhead costs for the Company’s internal development studio. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products for which proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.
     The amortization period for capitalized software development costs and prepaid license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and prepaid license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to cost of sales–software development costs and license fees, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to general and administrative expenses. As of January 31, 2010, the net carrying value of the Company’s licenses and software development costs was $2.5 million. If the Company was required to write off licenses, due to changes in market conditions or product acceptance, its results of operations could be materially adversely affected.
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
     Income Per Share. Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Basic income per share excludes the impact of unvested shares of restricted stock issued as long term incentive awards to directors, officers and employees. Diluted earnings per share reflects the potential impact of common stock options and unvested shares of restricted stock and outstanding common stock purchase warrants. The table below provides a reconciliation of basic and diluted average shares outstanding, after applying the treasury stock method.

	Three Months Ended
	January 31,
	2010	2009
Basic weighted average shares outstanding	36,808,062	27,944,958
Common stock purchase warrants	—	—
Common stock options	21,177	—
Non-vested portion of restricted stock grants	—	—

Diluted weighted average shares outstanding	36,829,239	27,944,958

     The table below provides total potential shares outstanding at the end of each reporting period that were not included in the diluted earnings per share calculation because of their anti-dilutive effect:

	January 31,	January 31,
	2010	2009
Shares issuable under common stock warrants	2,201,469	2,311,469
Shares issuable under stock options	1,462,752	1,352,610
Non-vested portion of restricted stock grants	1,748,022	2,163,951

	5,412,243	5,828,030

     Recently issued accounting pronouncements
     Amendments to Variable Interest Entity Guidance — In June 2009, the FASB issued new guidance which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a Company’s first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). The Company is still evaluating the impact that the adoption of this new guidance will have on its consolidated financial position, cash flows and results of operations.
     Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB issued new guidance related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. These new rules will become effective, on a prospective basis, for the Company on November 1, 2011. The Company is still evaluating the impact that the adoption of this new guidance will have on its consolidated financial position, cash flows and results of operations.
     Certain Revenue Arrangements That Include Software Elements — In October 2009, the FASB issued new guidance that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality and instead have these types of transactions be accounted for under other accounting literature in order to determine whether the software and non-software components function together to deliver the product’s essential functionality. These new rules will become effective, on a prospective basis, for the Company on November 1, 2011. The Company is still evaluating the impact that the adoption of this new guidance will have on its consolidated financial position, cash flows and results of operations.
     Fair Value — In January 2010, the FASB issued an update to ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). The update to ASC 820-10 requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales issuances and settlements. The update to ASC 820-10 will be adopted by the Company in the second quarter of fiscal year 2010, except for the gross presentation of the Level 3 rollforward which will be adopted by the Company in the second quarter of fiscal year 2011. The Company is currently evaluating the impact of the update to ASC 820-10, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.
     Reclassifications. For comparability, certain 2009 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2010.
     Commitments and Contingencies. The Company records a liability for commitments and contingencies when the amount is both probable and can be reasonably estimated.
3. FAIR VALUE
As of November 1, 2009, we adopted the guidance for Fair Value Measurements which establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:
• Level 1—Quoted prices in active markets for identical assets or liabilities.
• Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.
• Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

		Quoted prices
		in active markets	Significant other	Significant unobservable
		for identical assets	observable inputs	inputs
	January 31, 2010	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$11,539	$11,539	$—	$—
Bank- deposit	$1,164	$1,164	$—	$—

Total financial assets	$12,703	$12,703	$—	$—

Liabilities:
Warrant liability	$424	$—	$—	$424

Total financial liabilities	$424	$—	$—	$424

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
     The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non-cash charge or gain to earnings each period. The warrants were valued at $424 and $626 at January 31, 2010 and October 31, 2009, respectively. The Company recorded a non-cash gain of $202, and a non-cash charge of $135, due to the change in fair value of warrants during the three months ended January 31, 2010 and 2009, respectively. The Company used the Black-Scholes method to value the warrants, assuming volatility ranging from 63.2% to 76.1% and a cost of capital ranging from 1.43% to 4.16%.
     The following table is a roll forward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three Months	Year
	Ended	Ended
	January 31,	October 31,
Description	2010	2009
Beginning balance	$626	$211
Purchases, issuances, and settlements	—	—
Total loss (gain) included in net loss	(202)	415

Ending balance	$424	$626

     The carrying value of accounts receivable, inventory, prepaid expenses, accounts payable, and accrued expenses, due to factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity.
4. INCOME TAXES
     In December 2009 and November 2008, the Company received proceeds of approximately $1,656 and $1,115, respectively, from the sale of the rights to approximately $21,200 and $25,900, respectively, of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. As of January 31, 2010, the Company has approximately $32,900 of net operating loss carryforwards remaining in the state of New Jersey, after the transfer. Net proceeds from the transfers have been recorded as an income tax benefit during the three months ended January 31, 2010 and 2009.
     The Company has recorded a provision for federal alternative minimum taxes of $0.1 million for each of the three months ended January 31, 2010 and 2009. No other provision for income taxes has been recorded because the Company has available net operating loss carryforwards to offset any taxable income.
5. DUE FROM FACTOR
     Due from factor consists of the following:

	January 31,	October 31,
	2010	2009
Outstanding accounts receivable sold to factor	$18,703	$19,307
Less: allowances	(4,939)	(4,380)
Less: advances from factor	(6,954)	(13,755)

	$6,810	$1,172

     Approximately $18,703 of accounts receivable was sold to the factor at January 31, 2010, of which the Company assumed credit risk of approximately $4,406. Approximately $19,307 of accounts receivable was sold to the factor at October 31, 2009, of which the Company assumed credit risk of approximately $6,900. The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Three Months Ended
	January 31,
	2010	2009
Balance — beginning of period	$(4,380)	$(3,359)
Add: provision	(1,001)	(600)
Less: amounts charged against allowance	442	252

Balance — end of period	$(4,939)	$(3,707)

     As of January 31, 2010 and January 31, 2009, there were no allowances for uncollectible accounts.
6. ACCOUNTS AND OTHER RECEIVABLES
     The following table presents the major components of accounts and other receivables:

	January 31,	October 31,
	2010	2009
Accounts receivable	$1,890	$1,388
Allowances	(417)	(295)
Other	159	52

	$1,632	$1,145

7. PREPAID EXPENSES
     The following table presents the major components of prepaid expenses:

	January 31,	October 31,
	2010	2009
Prepaid media advertising	$420	$627
Other	119	220

	$539	$847

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	January 31,	October 31,
	2010	2009
Accounts payable — trade	$3,155	$3,990
Accrued expenses:
Royalties — including accrued minimum guarantees	7,322	3,680
Salaries and other compensation	705	648
Sales commissions	265	197
Other accruals	642	841

	$12,089	$9,356

9. COMPREHENSIVE INCOME
     The components of comprehensive income for the three month periods ended January 31, 2010 and 2009, are summarized as follows:

	Three Months Ended
	January 31,
	2010	2009
Net income	$3,807	$4,162
Other comprehensive loss — Foreign currency translation adjustments	(36)	(158)

Total comprehensive income	$3,771	$4,004

10. CONTINGENCIES AND COMMITMENTS
Commitments
     At January 31, 2010, the Company was committed under agreements with certain developers for future milestone and license fee payments aggregating $3,746, which are payable within one year from the balance sheet date. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.
     The Company has entered into “at will” employment agreements with certain key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and equity compensation. These agreements also contain provisions relating to severance terms and change of control provisions.
11. WORKFORCE REDUCTION
During January 2010, Company management initiated a plan of restructuring to better align its workforce to its revised operating plans. As part of the plan, the Company reduced its personnel count by 16 employees, representing 17% of its workforce. Employees directly affected by the restructuring plan received notification during the three months ended January 31, 2010. The Company recorded charges of approximately $403 in the first quarter of 2010 in connection with the terminations, which consist primarily of severance and unused vacation payments. The expenses are included in operating costs and expenses as shown in the table below:

Three Months Ended
January 31, 2010
Product research and development	$90
Selling and Marketing	243
General and Administrative	70

Total	$403

These payments will be made during the Company’s fiscal year ending October 31, 2010. At January 31, 2010, the Company had accrued amounts payable related to severance of $140.
12. RELATED PARTIES

     The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13. Mr. Sutton was also eligible to receive a commission in an amount equal to 2% of net sales to certain accounts before January 1, 2010. Commissions were recorded when the sales occurred, but are not paid until payments of the related accounts receivable are received from customers. Therefore, some of these payments will be made to Mr. Sutton in 2010. Consulting expenses for the three months ended January 31, 2009 include $28 of fees earned in each of November and December of 2008 under Mr. Sutton’s prior agreement which expired on December 31, 2008.
     The following table summarizes expense to Morris Sutton:

	Three Months Ended
	January 31,
	2010	2009
Consulting	$37	$70
Commissions	45	87
Business expenses	—	2

Total	$82	$159

     The Company had accounts payable and accrued expenses of approximately $13 and $37 as of January 31, 2010 and October 31, 2009, respectively, due to the agreement with Morris Sutton.

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
     We publish video game software for most major interactive entertainment hardware platforms, including Nintendo’s Wii, DSi, and DS, Sony’s PlayStation 3 (“PS3) Sony’s PlayStation 2 (“PS2”) and PlayStation Portable, (“PSP”), Microsoft’s Xbox and Xbox 360, the personal computer (“PC”) and other mobile devices.
     Our video game titles are targeted at various demographics at a range of price points. In some instances, these titles are based on licenses of well-known properties, and in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of the majority of our video games.
     Our business model and product strategy is primarily focused on games with relatively lower development costs for both console and handheld systems targeting “mass market” consumers. We believe this strategy allows us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing console titles for core gamers. We continue to publish titles for popular handheld systems such as the DS and PSP. We also publish software for Nintendo’s Wii console, as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach mass market consumers. In addition, we continue to look opportunistically for titles to publish on the PC and other home console systems. More recently, other platforms such as Xbox 360 have begun to see mass market adoption, and we have begun to develop games for this platform. We will continue to evaluate opportunities to reach our target demographic as other platforms move in this direction.
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
     Cost of Sales. Cost of sales consists of product costs and amortization and impairment of software development costs and license fees. A significant component of our cost of sales is product costs. These are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales-loss on impairment of software development costs and license fees — future releases. These expenses may be incurred prior to a game’s release.
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
     General and Administrative Expenses. General and administrative expenses primarily represent employee-related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. Professional fees, including legal and accounting expenses, typically represent the second largest component of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as SEC filings.
     Loss on Impairment of Software Development Costs and License Fees – Cancelled Games. Loss on impairment of software development costs and license fees – cancelled games consists of contract termination costs, and the write-off of previously capitalized costs, for games that were cancelled prior to their release to market. We periodically review our games in development and compare the remaining cost to complete each game to projected future net cash flows expected to be generated from sales. In cases where we don’t expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete the game, we cancel the game, and record a charge to operating expenses. While we incur a current period charge on these cancellations, we believe we are limiting the overall loss on a game project that is no longer expected to perform as originally expected due to changing market conditions or other factors. Significant management estimates are required in making these assessments, including estimates regarding retailer and customer interest, pricing, competitive game performance, and changing market conditions. There were no charges to loss on impairment of software development costs and license fees – cancelled games for the three months ended January 31, 2010 and 2009.

     Interest and Financing Costs. Interest and financing costs are directly attributable to our factoring and our purchase-order financing arrangements.
     Income Taxes. Income taxes consists of our provision for income taxes and proceeds from the sale of rights to certain net operating loss carryforwards in the state of New Jersey. Utilization of our net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.
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
     In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative accounting principles recognized by FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the FASB Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a topical structure with a new referencing system to identify authoritative accounting standards, replaced the prior references.
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
Revenue Recognition. We recognize revenue upon the shipment of our product when: (1) risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products are sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Some of our software products provide limited online features at no additional cost to the consumer. Generally, we have considered such features to be incidental to our overall product offerings and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying our revenue recognition policy. In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).
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
     Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three month periods ended January 31, 2010 and 2009, we provided allowances for future price protection and other allowances of $1.2 million and $0.6 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring a portion of our receivables to a third party that buys them without recourse. For receivables that are not sold without recourse, we analyze our aged accounts receivables, payment history and other factors to make a determination if collection of receivables is likely, or a provision for uncollectible accounts is necessary.
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
     When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales–loss on impairment of software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses-loss on impairment of capitalized software development costs and license fees – cancelled games. As of January 31, 2010, the net carrying value of our licenses and software development costs was $2.5 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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
Revenue by platform
The following Table sets forth our net revenues by platform:

	Three Months Ended January 31,
	2010	%	2009	%
Nintendo Wii	$7,973	27.3%	$21,012	64.0%
Nintendo DS	20,255	69.4%	11,242	34.3%
Other	978	3.3%	566	1.7%

TOTAL	$29,206	100.0%	$32,820	100.0%

Results of operations
Three months ended January 31, 2010 versus three months ended January 31, 2009
     Net Revenues. Net revenues for the three months ended January 31, 2010 decreased to $29.2 million from $32.8 million in the comparable quarter last year. The $3.6 million decrease was primarily due to decreased sales of games for the Nintendo Wii console. In October 2008, we released two games for the Wii platform, Jillian Michaels’ Fitness Ultimatum, and Cooking Mama: World Kitchen. The success of these games, during a time of rapid growth for the Wii platform resulted in significant sales during the 2008 holiday selling season, which is reflected in our results for the three months ended January 31, 2009. Comparatively, while we did release a sequel to the Jillian Michaels game, Jillian Michaels: Resolution, for the 2009 holiday season, its revenues were substantially lower than last year’s title, primarily due to similar titles introduced by other publishers at the same time. In addition, the market for Wii games has become more difficult as the platform has matured, and the number of games for the consumer to choose from has increased. The decrease in Wii sales was substantially mitigated by growth in sales on the Nintendo DS, which was driven by: (i) the introduction of Cooking Mama 3: Shop and Chop, (ii) continued strong catalog sales of our three previously released “Mama” titles, and (iii) the launch of Alvin and the Chipmunks the Sqeakquel, for the 2009 holiday season.
     Gross Profit. Gross profit for the three months ended January 31, 2010 was $8.7 million compared to a gross profit of $11.9 million in the same quarter last year. The decrease in gross profit is attributable to: (i) the lower net revenues for the three months ended January 31, 2010 discussed above; (ii) an increase in impairment of capitalized software development and license costs – future releases of $0.7 million; and (iii) a decrease in gross profit as a percentage of net sales. Impairment of capitalized software development and license costs – future releases for the three months ended January 31, 2010 consisted of the write-down of two games in development for the Nintendo Wii for which, given current market conditions for games on this platform, projected net cash flows expected to be generated from sales are lower than the capitalized software development costs and capitalized royalties required to publish the games. Impairment of capitalized software development and license costs – future releases for the three months ended January 31, 2009 consisted of the write-off of capitalized costs incurred in our development studio related to a game for the Nintendo DS, for which costs were not expected to be recovered through future cash flows due to budget over-runs in development of the game. Gross profit as a percentage of net sales, excluding the impact of the impairment of software development costs and license fees –

future releases was 33% for the three months ended January 31, 2010 compared to 36% for the three months ended January 31, 2009. The decrease in gross profit as a percentage of sales is primarily attributable to a lower average selling price for Wii products during the three months ended January 31, 2010, as compared to the corresponding period in 2009. We attribute the decrease in average selling price to increased competitiveness in the Wii marketplace as the console matures. Gross profit as a percentage of sales, including the impact of impairment of software development costs and license fees – future releases was 30% for the three months ended January 31, 2010, compared to 36% for the three months ended January 31, 2009.
     Product Research and Development Expenses. Research and development costs decreased $0.4 million to $0.9 million for the three months ended January 31, 2010, from $1.3 million for the comparable period in 2009. The decrease is primarily the result of expenses related to our development studio. After evaluation of the studio’s performance, and changes in the availability and cost of development with our third-party partners, we reduced the number of personnel at the studio in the second half of 2009. Additionally, approximately $0.1 million was expensed for a video game technology project that was terminated during the three months ended January 31, 2009.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $3.1 million for the three months ended January 31, 2010 compared to $4.1 million for the three months ended January 31, 2009. The decrease was primarily due to lower advertising media costs, partially offset by $0.2 million in severance expenses. During the three months ended January 31, 2009 we ran several television advertising campaigns. After analyzing the costs and benefits of these programs, we decided to reduce our media-related expenditures during the three months ended January 31, 2010. In addition, during the three months ended January 31, 2010, we reduced sales and production staff in the US, and sales staff in the United Kingdom, related to the termination of our direct distribution strategy in Europe. In total, we incurred a total of $0.4 million in severance costs related to the staff reductions during the three months ended January 31, 2010, classified as follows: (i) Product Research and Development Expenses of $0.1 million (ii) Selling and Marketing Expenses of $0.2 million, and (iii) General and Administrative expenses of $0.1 million. Selling and Marketing expense as a percentage of net sales was approximately 10% for the three months ended January 31, 2010 compared to 13% for the three months ended January 31, 2009.
     General and Administrative Expenses. For the three month period ended January 31, 2010, general and administrative expenses were $2.1 million, a decrease of $0.4 million from $2.5 million in the comparable period in 2009. The decrease is primarily due to lower compensation expenses relating to our incentive compensation program. This incentive program is primarily based on net income generated by the Company. General and administrative expenses include $0.5 and $0.4 million of non-cash compensation expenses for the three months ended January 31, 2010 and 2009, respectively. Non cash compensation expense for the three months ended January 31, 2010 included approximately $0.1 million of expense related to the accelerated vesting of restricted stock upon termination of an employee.
     Settlement of Litigation Charges. Settlement of litigation charges for the three months ended January 31, 2009 represents the change in fair value since October 31, 2008 of one million shares of common stock to be issued in settlement of our class action securities litigation. The shares were issued in March of 2009.
     Operating Income. Operating income for the three months ended January 31, 2010 was approximately $2.5 million, a decrease of $1.2 million from $3.7 million in the comparable period in 2009. As discussed above, decreased revenues and gross profits during the three months ended January 31, 2010 were partially offset by decreased operating expenses during the same period.
     Interest and Financing Costs, Net. Interest and financing costs were approximately $0.5 million for the three months ended January 31, 2010 and 2009.
     Change in Fair Value of Warrants. On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.
     We recorded a gain of $0.2 million for the three months ended January 31, 2010, reflecting the decrease in the fair value of the warrants during the period, compared to a charge of $0.1 million for the three months ended January 31, 2009, reflecting an increase in the fair value of warrants during the period.
     Income Taxes. For the three months ended January 31, 2010, income taxes is comprised of a provision for alternative minimum taxes of $0.1 million, and a tax benefit of $1.6 million related to the sale of the rights to certain state net operating loss carryforwards.

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
     In December 2009 and November 2008, we received proceeds of approximately $1.6 million and $1.1 million, respectively, from the sale of the rights to approximately $21.2 million and $25.9 million of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. After the transfer, we have approximately $32.9 million of net operating loss carryforwards remaining in the state of New Jersey. Net proceeds have been recorded as an income tax benefit during each of the three months ended January 31, 2010 and 2009.
     Net Income. Net income for the three months ended January 31, 2010 was $3.8 million, a decrease of $0.4 million from $4.2 million for the three months ended January 31, 2009. The decrease was primarily due to the decreased operating income discussed above, partially offset by increased gains related to the change in fair value of warrants and sale of net operating losses discussed above.
Liquidity and Capital Resources
     We generated a profit of $3.8 million for the three months ended January 31, 2010. However, our operating results vary significantly from period to period. We generated a net loss of $7.2 million in 2009, net income of $3.4 million in 2008, and a net loss of $4.8 million in 2007. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements to satisfy seasonal working capital needs. We raised approximately $5.8 million in net proceeds from the sale of our equity securities in September 2007, and approximately $8.6 million in September 2009.
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
     Our cash and cash equivalents balance was $12.7 million as of January 31, 2010. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives.
     To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.
     Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $20.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at anytime. At January 31, 2010, we had approximately $14 million available to us for advances under the agreement, with approximately $7.0 million in outstanding advances against that amount. In addition, we have $10.0 million of availability for letters of credit and purchase order financing with a finance company, of which $0 was utilized at January 31, 2010.
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
     In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million. Occasionally the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At January 31, 2010, we had no excess advances outstanding.
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
     As of January 31, 2010, we had no open letters of credit for inventory purchases to be delivered during the subsequent quarter.
     We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $3.7 million, which are payable within the next 12 months.
     As of January 31, 2010, we were committed under operating leases for office space for approximately $1.3 million through January 31, 2015.
     At times, we may be a party to routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims would not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.
Off-Balance Sheet Arrangements
     As of January 31, 2010, we had no off-balance sheet arrangements.
Cash Flows
     Cash and cash equivalents were $12.7 million as of January 31, 2010 compared to $11.8 million at October 31, 2009. Working capital as of January 31, 2010 was $16.0 million compared to $11.8 million at October 31, 2009.
     Operating Cash Flows. Our principal operating source of cash is from the sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software; costs incurred to manufacture, sell and market our video games and general and administrative expenses.
     For the three months ended January 31, 2010, we generated approximately $6.9 million in cash flow from operating activities, compared to $6.6 million in the previous year. The increase is primarily due to increased cash from the change in working capital accounts. During the three months ended January 31, 2010, sources of cash from seasonal reductions in our inventory, reductions in advance payments for inventory, and increases in royalties payable, were offset by increases in amounts due from our factor. During the three months ended January 31, 2009, sources of cash from seasonal reductions in our inventory, and increases in royalties payable, were offset by increases in amounts due from our factor. These changes are typical for our first quarter results as they include sales of our inventory purchased in the fourth quarter of the prior year for the holiday season. Our receivable balance is typically higher at January 31, as some of the receivables related to holiday sales have not yet been collected.
     Investing Cash Flows. Cash used in investing activities for the three months ended January 31, 2010 and 2009 are primarily related to purchases of computer equipment and leasehold improvements.
     Financing Cash Flows. Net cash used in financing activities for the three months ended January 31, 2010 and consists primarily of an decrease in outstanding borrowings under our purchase order financing agreement, which was used to finance seasonal inventory purchases.

Item 3.	Controls and Procedures
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
     While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
     A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks other than an update to one risk factor as follows, in order to reflect information recently received from The Stock Market, Inc. (“Nasdaq”):
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
     On March 2, 2010, we received a notice from the Nasdaq notifying us that for the 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2).
     The letter also stated that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until August 30, 2010, to regain compliance with the minimum bid price requirement. Compliance is achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten consecutive trading days prior to August 30, 2010.
     If we do not achieve compliance within the required period, the Nasdaq staff will provide written notification that the Company’s securities are subject to delisting. In that event and at that time, we may appeal the Nasdaq staff delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, we may be eligible for an additional grace period if we meet the initial listing standards set forth in Marketplace Rule 5505, with the exception of bid price, for the Nasdaq Capital Market. If we meet the initial listing criteria, the Nasdaq staff will notify the Company that we have been granted an additional 180 calendar day compliance period. If the additional grace period is granted, we will be afforded the remainder of the second 180 calendar day compliance period in order to regain compliance with the minimum bid price rule.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum Number
				(c) Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
				Purchased as Part	Shares (or Units)
	(a) Total Number of		(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)		paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased		Unit)	Programs	Plans or Programs
January 7, 2010	18,623	(1)	$1.19	—	—

(1)	One time withholding of shares by the Company to cover statutory minimum tax withholding on an employee’s vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Removed and Reserved

Item 5.	Other Information
     None.

Item 6.	Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton
Jesse Sutton Chief Executive Officer
Date: March 16, 2010