Form 10-Q
period 2010-04-30
MAJESCO ENTERTAINMENT CO
filed 2010-06-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of June 14, 2010, there were 38,710,886 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
April 30, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 30,	October 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,503	$11,839
Due from factor	1,154	1,172
Accounts and other receivables, net	938	1,145
Inventory, net	4,186	6,190
Advance payments for inventory	1,190	3,126
Capitalized software development costs and license fees	3,554	3,678
Prepaid expenses	815	847

Total current assets	23,340	27,997
Property and equipment, net	434	447
Other assets	69	83

Total assets	$23,843	$28,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,391	$9,586
Inventory financing payables	1,209	6,053
Advances from customers	94	543

Total current liabilities	8,694	16,182
Warrant liability	397	626
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 38,646,938 and 38,553,740 shares issued and outstanding at April 30, 2010 and October 31, 2009, respectively	39	38
Additional paid-in capital	114,395	113,484
Accumulated deficit	(99,161)	(101,361)
Accumulated other comprehensive loss	(521)	(442)

Net stockholders’ equity	14,752	11,719

Total liabilities and stockholders’ equity	$23,843	$28,527

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Net revenues	$10,906	$20,548	$40,112	$53,368

Cost of sales
Product costs	5,447	7,816	17,175	19,647
Software development costs and license fees	2,232	6,016	10,099	14,976
Loss on impairment of software development costs and license fees – future releases	116	—	1,021	170

	7,795	13,832	28,295	34,793

Gross profit	3,111	6,716	11,817	18,575

Operating costs and expenses
Product research and development	707	1,301	1,641	2,594
Selling and marketing	1,527	3,198	4,584	7,333
General and administrative	2,266	2,099	4,390	4,593
Depreciation and amortization	44	69	97	138
Settlement of litigation and related charges, net	—	264	—	404
Loss on impairment of software development costs and license fees – cancelled games	160	380	160	380

	4,704	7,311	10,872	15,442

Operating (loss) income	(1,593)	(595)	945	3,133
Other expenses (income)
Interest and financing costs, net	125	221	621	679
Change in fair value of warrants	(27)	880	(229)	1,015

(Loss) income before income taxes	(1,691)	(1,696)	553	1,439
Income taxes	(84)	—	(1,647)	(1,027)

Net (loss) income	$(1,607)	$(1,696)	$2,200	$2,466

Net (loss) income per share:
Basic	$(0.04)	$(0.06)	$0.06	$0.09

Diluted	$(0.04)	$(0.06)	$0.06	$0.09

Weighted average shares outstanding:
Basic	36,874,270	28,494,960	36,789,337	28,206,927

Diluted	36,874,270	28,494,960	36,793,821	28,420,121

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,200	$2,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97	138
Change in fair value of warrants	(229)	1,015
Share-based litigation settlement	—	404
Non-cash compensation expense	911	805
Loss on disposal of assets	19	—
Provision for price protection and customer allowances	2,142	1,145
Amortization of software development costs and license fees	2,839	4,680
Loss on impairment of software development costs and license fees	1,181	550
Changes in operating assets and liabilities:
Due from factor	(2,314)	(1,382)
Accounts and other receivables	346	515
Inventory	1,990	2,693
Capitalized software development costs and license fees	(3,895)	(7,019)
Prepaid expenses	1,975	(2,341)
Accounts payable and accrued expenses	(1,943)	3,014
Advances from customers	(680)	(237)

Net cash provided by operating activities	4,639	6,446

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(104)	(82)

Net cash used in investing activities	(104)	(82)

CASH FLOWS FROM FINANCING ACTIVITIES
Inventory financing	(4,844)	(1,540)

Net cash used in financing activities	(4,844)	(1,540)

Effect of exchange rates on cash and cash equivalents	(27)	(67)

Net (decrease) increase in cash and cash equivalents	(336)	4,757
Cash and cash equivalents — beginning of period	11,839	5,505

Cash and cash equivalents — end of period	$11,503	$10,262

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$621	$680

Litigation settlement costs paid in stock	$—	$1,412

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
     The Company’s products provide it with opportunities to capitalize on the large and growing installed base of interactive entertainment platforms and an increasing number of interactive entertainment enthusiasts. The Company sells its products directly and through resellers, primarily to U.S. retail chains, including Best Buy, GameStop, Target, and Wal-Mart. Majesco also sells products internationally, on a limited basis, through partnerships with international publishers or licensing arrangements. The Company has developed retail and distribution network relationships over its more than 24-year history.
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

	Three Months Ended April 30,				Six Months Ended April 30,
	2010	%	2009	%	2010	%	2009	%
United States	$10,406	95.4%	$20,275	98.7%	$38,365	95.6%	$52,020	97.5%
Europe	500	4.6%	273	1.3%	1,747	4.4%	1,348	2.5%

Total	$10,906	100.0%	$20,548	100.0%	$40,112	100.0%	$53,368	100.0%

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Revenue Recognition. The Company recognizes revenue upon the shipment of its products when: (1) title and the risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products are sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Some of the Company’s software products provide limited online features at no additional cost to the consumer. Such features have been considered to be incidental to the Company’s overall product offerings and an inconsequential deliverable. Accordingly, the Company does not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics are taken into account when applying the Company’s revenue recognition policy.
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
     Capitalized Software Development Costs and License Fees. Software development costs include development fees, in the form of milestone payments made to independent software developers. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products for which proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs and license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.
     The amortization period for capitalized software development costs and license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to cost of sales–software development costs and license fees, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to general and administrative expenses. As of April 30, 2010, the net carrying value of the Company’s licenses and software development costs was $3.6 million. If the Company was required to write off licenses, due to changes in market conditions or product acceptance, its results of operations could be materially adversely affected.
     On November 1, 2009, the Company adopted ASC Topic 808, Accounting for Collaborative Arrangements. which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of ASC Topic 808 did not have a significant impact on our Condensed Consolidated Financial Statements for the three or six months ended April 30, 2010.
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
     Income (loss) Per Share. Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Basic income (loss) per share excludes the impact of unvested shares of restricted stock issued as long term incentive awards to directors, officers and employees. Diluted income per share reflects the potential impact of common stock options and unvested shares of restricted stock and outstanding common stock purchase warrants that have a dilutive effect. The table below provides a reconciliation of basic and diluted average shares outstanding, after applying the treasury stock method.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	36,874,270	28,494,960	36,789,337	28,206,927
Common stock purchase warrants	—	—	—	—
Common stock options	—	—	4,484	—
Non-vested portion of restricted stock grants	—	—	—	213,194

Diluted weighted average shares outstanding	36,874,270	28,494,960	36,793,821	28,420,121

     The table below provides total potential shares outstanding, including those that are anti-dilutive, at the end of each reporting period:

	April 30,	April 30,
	2010	2009
Shares issuable under common stock warrants	2,201,469	2,311,469
Shares issuable under stock options	1,483,929	1,352,610
Non-vested portion of restricted stock grants	1,771,352	2,187,069

	5,456,750	5,851,148

The Company issued 57,893 and 93,198 shares of restricted stock grants, net of cancellations, during the three and six months ended months ended April 30, 2010. The Company issued 80,068 and 162,155 shares of restricted stock grants during the three and six months ended months ended April 30, 2009. The Company also reserved 200,000 shares of common stock for stock purchase warrants which are expected to be issued in the subsequent quarter in exchange for services.
     Recently issued accounting pronouncements
     Amendments to Variable Interest Entity Guidance — In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company). The Company is still evaluating the impact that the adoption of this new guidance will have on its consolidated financial position, cash flows and results of operations.
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
     Fair Value — In January 2010, the FASB issued an update to the Accounting Standards Codification (“ASC”) 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). The update to ASC 820-10 requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales issuances and settlements. The update to ASC 820-10 was adopted by the Company in the second quarter of fiscal year 2010, except for the gross presentation of the Level 3 rollforward which will be adopted by the Company in the second quarter of fiscal year 2011. The Company is currently evaluating the impact of the update to ASC 820-10, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

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

		Quoted prices		Significant
		in active markets	Significant other	unobservable
		for identical assets	observable inputs	inputs
	April 30, 2010	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$10,039	$10,039	$—	$—
Bank- deposit	$1,464	$1,464	$—	$—

Total financial assets	$11,503	$11,503	$—	$—

Liabilities:
Warrant liability	$397	$—	$—	$397

Total financial liabilities	$397	$—	$—	$397

     On September 5, 2007, the Company issued warrants in connection with a private placement of its common stock. The warrants entitled the holders to purchase an aggregate of 1,697,735 shares of common stock. The warrants have an exercise price of $2.04 per share and a term of five years, and became exercisable six months from the issue date. The warrants contain a provision that may require settlement by transferring assets under certain change of control circumstances. Therefore, they are classified as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.
     The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non-cash charge or gain to earnings each period. The warrants were valued at $397 and $626 at April 30, 2010 and October 31, 2009, respectively. The Company recorded a non-cash gain of $27, and a non-cash charge of $880, due to the change in fair value of warrants during the three months ended April 30, 2010 and 2009, and a non-cash gain of $229, and a non-cash charge of $1,015, due to the change in fair value of warrants during the six months ended April 30, 2010 and 2009, respectively. The Company used the Black-Scholes method to value the warrants, assuming volatility ranging from 65.4% to 76.1%, a life of 2.9 to 5 years, and a cost of capital ranging from 1.43% to 4.16%.
     The following table is a rollforward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs :

	Six Months	Year
	Ended	Ended
	April 30,	October 31,
Description	2010	2009
Beginning balance	$626	$211
Purchases, issuances, and settlements	—	—
Total loss (gain) included in net loss	(229)	415

Ending balance	$397	$626

     The carrying value of accounts receivable, inventory, prepaid expenses, accounts payable, and accrued expenses, due from factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity.
4. INCOME TAXES
     In December 2009 and November 2008, the Company received proceeds of approximately $1,656 and $1,115, respectively, from the sale of the rights to approximately $21,200 and $25,900, respectively, of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. After the transfer, the Company had approximately $32,000 of net operating loss carryforwards remaining in the state of New Jersey. Net proceeds from the transfers have been recorded as an income tax benefit during the six months ended April 30, 2010 and 2009.
     The only federal income provision recorded by the Company was for alternative minimum taxes, which amounts are not material. No other provision for income taxes has been recorded because the Company has available net operating loss carryforwards to offset any taxable income.
5. DUE FROM FACTOR
     Due from factor consists of the following:

	April 30,	October 31,
	2010	2009
Outstanding accounts receivable sold to factor	$5,377	$19,307
Less: allowances	(3,402)	(4,380)
Less: advances from factor	(821)	(13,755)

	$1,154	$1,172

     Approximately $5,377 of accounts receivable were sold to the factor at April 30, 2010, of which the Company assumed credit risk of approximately $1,718. Approximately $19,307 of accounts receivable were sold to the factor at October 31, 2009, of which the Company assumed credit risk of approximately $6,900. The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Six Months Ended
	April 30,
	2010	2009
Balance — beginning of period	$(4,380)	$(3,359)
Add: provision	(2,331)	(1,145)
Less: amounts charged against allowance	3,309	2,476

Balance — end of period	$(3,402)	$(2,028)

     As of April 30, 2010 and October 31, 2009, there were no allowances for uncollectible accounts.
6. ACCOUNTS AND OTHER RECEIVABLES
     The following table presents the major components of accounts and other receivables:

	April 30,	October 31,
	2010	2009
Accounts receivable	$1,003	$1,388
Allowances	(89)	(295)
Other	24	52

	$938	$1,145

7. PREPAID EXPENSES
     The following table presents the major components of prepaid expenses:

	April 30,	October 31,
	2010	2009
Prepaid media advertising	$716	$627
Other	99	220

	$815	$847

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	April 30,	October 31,
	2010	2009
Accounts payable — trade	$4,565	$3,990
Accrued expenses:
Royalties — including accrued minimum guarantees	1,537	3,680
Salaries and other compensation	774	648
Sales commissions	58	197
Billings due to distribution partner	—	230
Other accruals	457	841

	$7,391	$9,586

9. COMPREHENSIVE INCOME
     The components of comprehensive income for the three and six month periods ended April 30, 2010 and 2009, are summarized as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Net (loss) income	$(1,607)	$(1,696)	$2,200	$2,466
Other comprehensive loss — Foreign currency translation adjustments	(43)	(5)	(79)	(163)

Total comprehensive (loss) income	$(1,650)	$(1,701)	$2,121	$2,303

10. CONTINGENCIES AND COMMITMENTS
Commitments
     At April 30, 2010, the Company was committed under agreements with certain developers and licensors for future milestone, purchasing and license fee payments aggregating $7,059, which are payable within one year from the balance sheet date. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.
     The Company has entered into “at will” employment agreements with certain key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and equity compensation. These agreements also contain provisions relating to severance terms and change of control provisions.

11. WORKFORCE REDUCTION
During January 2010, Company management initiated a plan of restructuring to better align its workforce to its revised operating plans. As part of the plan, the Company reduced its personnel count by 16 employees, representing 17% of its workforce. Employees directly affected by the restructuring plan received notification during the six months ended April 30, 2010. The Company recorded charges of approximately $403 in the first quarter of 2010 in connection with the terminations, which consist primarily of severance and unused vacation payments. The expenses are included in operating costs and expenses as shown in the table below:

Six Months Ended
April 30, 2010
Product research and development	$90
Selling and Marketing	243
General and Administrative	70

Total	$403

These payments will be made during the Company’s fiscal year ending October 31, 2010. At April 30, 2010, the Company had accrued amounts payable related to severance of $74.
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
     The following table summarizes expenses related to the agreement with Morris Sutton:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Consulting	$38	$38	$75	$108
Business expenses	11	4	11	6

Total	$49	$42	$86	$114

     The following table summarizes commission payments made to Morris Sutton:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Commissions (accrued prior to January 1, 2010)	$86	$62	$131	$149

     The Company had accounts payable and accrued expenses of approximately $6 and $37 as of April 30, 2010 and October 31, 2009, respectively, due to the agreement with Morris Sutton.

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
Overview
      We are a provider of interactive entertainment products. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We also sell our products internationally, on a limited basis, through distribution agreements with other publishers or licensing agreements. We have developed our retail and distribution network over our 24-year history.
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
     Cost of Sales. Cost of sales consists of product costs and amortization and impairment of software development costs and license fees. A significant component of our cost of sales is product costs. Product costs are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales-loss on impairment of software development costs and license fees — future releases. These expenses may be incurred prior to a game’s release.
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
     Selling and Marketing Expenses. Selling and marketing expenses consist of marketing and promotion expenses, the cost of shipping products to customers and related employee costs. A component of these expenses are credits to retailers for trade advertising.
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
     Loss on Impairment of Software Development Costs and License Fees — Cancelled Games. Loss on impairment of software development costs and license fees — cancelled games consists of contract termination costs, and the write-off of previously capitalized costs, for games that were cancelled prior to their release to market. We periodically review our games in development and compare the remaining cost to complete each game to projected future net cash flows expected to be generated from sales. In cases where we don’t expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete the game, we cancel the game, and record a charge to operating expenses. While we incur a current period charge on these cancellations, we believe we are limiting the overall loss on a game project that is no longer expected to perform as originally expected due to changing market conditions or other factors. Significant management estimates are required in making these assessments, including estimates regarding retailer and customer interest, pricing, competitive game performance, and changing market conditions. Loss on impairment of software development costs and license fees — cancelled games was $0.2 million and $0.4 million for both the three and six months ended April 30, 2010 and 2009, respectively.
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

     In June 2009, the Financial Accounting Standards Board (“FASB”) made the Accounting Standards Codification (“ASC”) the single source of authoritative accounting principles recognized the by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the FASB Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a topical structure with a new referencing system to identify authoritative accounting standards, replaced the prior references.
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
Revenue Recognition. We recognize revenue upon the shipment of our product when: (1) risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products are sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Some of our software products provide limited online features at no additional cost to the consumer. Generally, we have considered such features to be incidental to our overall product offerings and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics are taken into account when applying our revenue recognition policy. In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).
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
     Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three month periods ended April 30, 2010 and 2009, we provided allowances for future price protection and other allowances of $1.3 million and $0.5 million, respectively. For the six month periods ended April 30, 2010 and 2009, we provided allowances for future price protection and other allowances of $2.5 million and $1.1 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring a portion of our receivables to a third party that buys them without recourse. For receivables that are not sold without recourse, we analyze our aged accounts receivables, payment history and other factors to make a determination if collection of receivables is likely, or a provision for uncollectible accounts is necessary.

     Capitalized Software Development Costs and License Fees. Software development costs include development fees, in the form of milestone payments made to independent software developers. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.
     On November 1, 2009, we adopted ASC 808, Accounting for Collaborative Arrangements. ASC Topic 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of ASC Topic 808 did not have a significant impact on our Condensed Consolidated Financial Statements for the three or six months ended April 30, 2010.
     License fees represent license fees to holders for the use of their intellectual property rights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (capitalized license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance commitment remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license.
     Capitalized software development costs are classified as non-current if they relate to titles for which we estimate the release date to be more than one year from the balance sheet date.
     The amortization period for capitalized software development costs and license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate.
     When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—loss on impairment of software development costs and license fees — future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses-loss on impairment of capitalized software development costs and license fees — cancelled games. As of April 30, 2010, the net carrying value of our licenses and software development costs was $3.6 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.
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

     Commitments and Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.
Revenue by platform
The following Table sets forth our net revenues by platform:

	Three Months Ended April 30,				Six Months Ended April 30,
	2010	%	2009	%	2010	%	2009	%
Nintendo Wii	$2,678	24.6%	$10,734	52.2%	$10,651	26.6%	$31,737	59.5%
Nintendo DS	8,002	73.4%	9,305	45.3%	28,257	70.4%	20,463	38.3%
Other	226	2.0%	509	2.5%	1,204	3.0%	1,168	2.2%

TOTAL	$10,906	100.0%	$20,548	100.0%	$40,112	100.0%	$53,368	100.0%

Results of operations
Three months ended April 30, 2010 versus three months ended April 30, 2009
     Net Revenues. Net revenues for the three months ended April 30, 2010 decreased to $10.9 million from $20.5 million in the comparable quarter last year. The $9.6 million decrease was primarily due to decreased sales of games for the Nintendo Wii console, and decreased revenues from newly released games. In October 2008, we released Jillian Michaels’ Fitness Ultimatum, for the Nintendo Wii. The game was released during a time of rapid growth for the Wii platform and the introduction of a balance board for use with fitness games on the platform. This resulted in significant sales during the 2008 holiday selling season, as well as strong catalog sales during the second quarter of 2009, which is reflected in our results for the three months ended April 30, 2009. Comparatively, while we did release a sequel to the Jillian Michaels game, Jillian Michaels: Resolution, for the 2009 holiday season, its revenues were substantially lower than the previous year’s title, primarily due to an increase in competitive fitness games and resulting market saturation. In addition, we released Gardening Mama for the Nintendo DS during the three months ended April 30, 2009. Comparatively, we released The Daring Game for Girls for the Nintendo Wii and DS, Pizza Boy for the Nintendo Wii, and no new products from the Cooking Mama line during the three months ended April 30, 2010. This resulted in lower revenue from new releases when compared to the prior year, and a decline in revenue from our Cooking Mama line
     Gross Profit. Gross profit for the three months ended April 30, 2010 was $3.1 million compared to a gross profit of $6.7 million in the same quarter last year. The decrease in gross profit was attributable to: (i) the lower net revenues for the three months ended April 30, 2010 discussed above; (ii) an increase in impairment of capitalized software development and license costs — future releases of $0.1 million; and (iii) a decrease in gross profit as a percentage of net sales. Impairment of capitalized software development and license costs — future releases for the three months ended April 30, 2010 consisted of the write-down of a game in development for the Nintendo Wii for which, given current market conditions for games on this platform, projected net cash flows expected to be generated from sales are lower than the capitalized software development costs and capitalized royalties required to publish the games. Gross profit as a percentage of net sales, was 29% for the three months ended April 30, 2010 compared to 33% for the three months ended April 30, 2009. The decrease in gross profit as a percentage of sales was primarily attributable to a lower average selling price for Wii products during the three months ended April 30, 2010, as compared to the corresponding period in 2009. We attribute the decrease in average selling price to increased competitiveness in the Wii marketplace as the console matures.
     Product Research and Development Expenses. Product research and development expenses decreased $0.6 million to $0.7 million for the three months ended April 30, 2010, from $1.3 million for the comparable period in 2009. The decrease was primarily the result of expenses related to our development studio. After evaluation of the studio’s performance, and changes in the availability and cost of development with our third-party partners, we reduced the number of personnel at the studio in the second half of 2009. Additionally, approximately $0.2 million was expensed for development of iPhone games for which technological feasibility had not been established during the six months ended April 30, 2009.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $1.5 million for the three months ended April 30, 2010 compared to $3.2 million for the three months ended April 30, 2009. The decrease was primarily due to lower advertising media costs, and lower commission and shipping costs due to lower sales. During the three months ended April 30, 2009 we ran several television advertising campaigns. After analyzing the costs and benefits of these programs, we decided to reduce our media-related expenditures during the three months ended April 30, 2010.

     General and Administrative Expenses. For the three month period ended April 30, 2010, general and administrative expenses were $2.3 million, an increase of $0.2 million from $2.1 million in the comparable period in 2009. The increase was primarily due to increased Sarbanes-Oxley compliance and investor relations’ expenses. General and administrative expenses include $0.4 million of non-cash compensation expenses for the three months ended April 30, 2010 and 2009, respectively.
     Settlement of Litigation Charges. Settlement of litigation charges for the three months ended January 31, 2009 represented the change in fair value since October 31, 2008 of one million shares of common stock to be issued in settlement of our class action securities litigation. The shares were issued in March of 2009.
     Operating Loss. Operating loss for the three months ended April 30, 2010 was approximately $1.6 million, an increase of $1.0 million from $0.6 million in the comparable period in 2009. As discussed above, decreased revenues and gross profits during the three months ended April 30, 2010 were partially offset by decreased operating expenses during the same period.
     Interest and Financing Costs, Net. Interest and financing costs were approximately $0.1 million for the three months ended April 30, 2010 compared to $0.2 million for the three months ended April 30, 2009. The decrease was due to decreased factoring fees resulting from lower sales.
     Change in Fair Value of Warrants. On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.
     We recorded a gain of $0.03 million for the three months ended April 30, 2010, reflecting the decrease in the fair value of the warrants during the period, compared to a charge of $0.9 million for the three months ended April 30, 2009, reflecting an increase in the fair value of warrants during the period.
     Income Taxes. For the three months ended April 30, 2010 and 2009, we reversed $0.1 million of provision for alternative minimum taxes recorded in the first quarter. We recorded no additional income tax benefit because realization of our net operating loss carryforwards was not deemed more likely than not.
     Net Loss. Net loss for the three months ended April 30, 2010 was $1.6 million compared to $1.7 million for the three months ended April 30, 2009. As discussed above, decreased revenues and gross profits were offset by decreased operating expenses related to the closing of our development studio and decreased advertising expenses.
Six months ended April 30, 2010 versus six months ended April 30, 2009
     Net Revenues. Net revenues for the six months ended April 30, 2010 decreased to $40.1 million from $53.4 million in the comparable quarter last year. The $13.3 million decrease was primarily due to decreased sales of games for the Nintendo Wii console, and decreased revenues from newly released games. In October 2008, we released two games for the Wii platform, Jillian Michaels’ Fitness Ultimatum, and Cooking Mama: World Kitchen. The success of these games, during a time of rapid growth for the Wii platform resulted in significant sales during the 2008 holiday selling season, and reorders thereafter, which is reflected in our results for the six months ended April 30, 2009. Comparatively, while we did release a sequel to the Jillian Michaels game, Jillian Michaels: Resolution, for the 2009 holiday season, its revenues were substantially lower than the previous year’s title, primarily due to similar titles introduced by other publishers at the same time. In addition, the market for Wii games has become more difficult as the platform has matured, and the number of games for the consumer to choose from has increased. During the six months ended April 30, 2009 we released Cooking Mama World Kitchen for the Nintendo Wii and Gardening Mama for the Nintendo DS. Comparatively, during the six months ended April 30, 2010 we released: Alvin and the Chipmunks the Sqeakquelfot the Nintendo Wii and Ds; The Daring Game for Girls for the Nintendo Wii and DS; Pizza Boy for the Nintendo Wii; and no new titles from the Cooking Mama product line. This contributed to a decline in revenue from our Cooking Mama products, and total net revenues.
     Gross Profit. Gross profit for the six months ended April 30, 2010 was $11.8 million compared to a gross profit of $18.6 million in the same quarter last year. The decrease in gross profit was attributable to: (i) the lower net revenues for the three months ended April 30, 2010 discussed above; (ii) an increase in impairment of capitalized software development and license costs — future releases of $0.9 million; and (iii) a decrease in gross profit as a percentage of net sales. Impairment of capitalized software development and license costs — future releases for the three months ended April 30, 2010 consisted of the write-down of games in development for the Nintendo Wii for which, given current market conditions for games on this platform, projected net cash flows expected to be generated from sales are lower than the capitalized software development costs and capitalized royalties required to publish the games. Impairment of capitalized software development and license costs — future releases for the six months ended April 30, 2009 consisted of the write-off of capitalized costs incurred in our development studio related to a game for the Nintendo DS, for which costs were not expected to be recovered through future cash flows due to budget over-runs in development of the game. Gross profit as a percentage of net sales, excluding the impact of the impairment of software development costs and license fees — future releases was 32% for the six months ended April 30, 2010 compared to 35% for the six months ended April 30, 2009. The decrease in gross profit as a percentage of sales was primarily attributable to a lower average selling price for Wii products during the six months ended April 30, 2010, as compared to the corresponding period in 2009. We attribute the decrease in average selling price to increased competitiveness in the Wii marketplace as the console matures. Gross profit as a percentage of sales, including the impact of impairment of software development costs and license fees — future releases was 29% for the six months ended April 30, 2010, compared to 35% for the six months ended April 30, 2009.
     Product Research and Development Expenses. Product research and development expensess decreased $1.0 million to $1.6 million for the six months ended April 30, 2010, from $2.6 million for the comparable period in 2009. The decrease was primarily the result of expenses related to our development studio. After evaluation of the studio’s performance, and changes in the availability and cost of development with our third-party partners, we reduced the number of personnel at the studio in the second half of 2009. Additionally, approximately $0.2 million was expensed for a video game technology project that was terminated during the six months ended April 30, 2009.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $4.6 million for the six months ended April 30, 2010 compared to $7.3 million for the six months ended April 30, 2009. The $2.7 million decrease was primarily due to lower advertising media costs of approximately $2.1 million and lower shipping and commission expense related to lower sales. During the six months ended April 30, 2009 we ran several television advertising campaigns. After analyzing the costs and benefits of these programs, we decided to reduce our media-related expenditures during the six months ended April 30, 2010. In addition, during the six months ended April 30, 2010, we reduced sales and production staff in the U.S., and sales staff in the United Kingdom, related to the termination of our direct distribution strategy in Europe. In total, we incurred a total of $0.4 million in severance costs related to the staff reductions during the six months ended April 30, 2010, classified as follows: (i) Product Research and Development Expenses of $0.1 million; (ii) Selling and Marketing Expenses of $0.2 million; and (iii) General and Administrative expenses of $0.1 million. Selling and Marketing expense as a percentage of net sales was approximately 11% for the six months ended April 30, 2010 compared to 14% for the six months ended April 30, 2009.
     General and Administrative Expenses. For the six month period ended April 30, 2010, general and administrative expenses were $4.4 million, a decrease of $0.2 million from $4.6 million in the comparable period in 2009. The decrease was primarily due to lower compensation expenses relating to our incentive compensation program. This incentive program is primarily based on net income generated by the Company. General and administrative expenses include $0.9 million and $0.8 million of non-cash compensation expenses for the six months ended April 30, 2010 and 2009, respectively. Non cash compensation expense for the six months ended April 30, 2010 included approximately $0.1 million of expense related to the accelerated vesting of restricted stock upon termination of an employee.
     Settlement of Litigation Charges. Settlement of litigation charges for the six months ended April 30, 2009 represents the change in fair value since October 31, 2008 of one million shares of common stock to be issued in settlement of our class action securities litigation. The shares were issued in March of 2009.
     Operating Income. Operating income for the six months ended April 30, 2010 was approximately $0.9 million, a decrease of $2.2 million from $3.1 million in the comparable period in 2009. As discussed above, decreased revenues and gross profits during the six months ended April 30, 2010 were partially offset by decreased operating expenses during the same period.
     Interest and Financing Costs, Net. Interest and financing costs were approximately $0.6 million for the six months ended April 30, 2010 compared to $0.7 million for the three months ended April 30, 2009. The decrease was due to lower factoring fees resulting from lower sales.

     Change in Fair Value of Warrants. On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.
     We recorded a gain of $0.2 million for the six months ended April 30, 2010, reflecting the decrease in the fair value of the warrants during the period, compared to a charge of $1.0 million for the six months ended April 30, 2009, reflecting an increase in the fair value of warrants during the period.
     Income Taxes. For the six months ended April 30, 2010, income taxes were comprised a tax benefit of $1.6 million related to the sale of the rights to certain New Jersey state net operating loss carryforwards.
     We recorded no provision for income taxes other than alternative minimum taxes because our net operating loss carryforwards exceeded our taxable income.
     For the six months ended April 30, 2009, income taxes were comprised of a provision for alternative minimum taxes of $0.1 million, and a tax benefit of $1.1 million related to the sale of the rights to certain New Jersey state net operating loss carryforwards. We recorded no provision for income taxes other than alternative minimum taxes because our net operating loss carryforwards exceeded our taxable income.
     In December 2009 and November 2008, we received proceeds of approximately $1.6 million and $1.1 million, respectively, from the sale of the rights to approximately $21.2 million and $25.9 million of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. After the transfer, we have approximately $32.0 million of net operating loss carryforwards remaining in the state of New Jersey. Net proceeds have been recorded as an income tax benefit during each of the six months ended April 30, 2010 and 2009.
     Net Income. Net income for the six months ended April 30, 2010 was $2.2 million, a decrease of $0.3 million from $2.5 million for the six months ended April 30, 2009. The decrease was primarily due to the decreased operating income discussed above, partially offset by increased gains related to the change in fair value of warrants and sale of net operating losses discussed above.
Liquidity and Capital Resources
     We generated a profit of $2.2 million for the six months ended April 30, 2010. However, our operating results vary significantly from period to period. On an annual basis, we generated a net loss of $7.2 million in 2009, net income of $3.4 million in 2008, and a net loss of $4.8 million in 2007. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements to satisfy seasonal working capital needs. We raised approximately $5.8 million in net proceeds from the sale of our equity securities in September 2007, and approximately $8.6 million in September 2009.
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
     Our cash and cash equivalents balance was $11.5 million as of April 30, 2010. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives through at least the next year.
     To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.

     Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $20.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at anytime. At April 30, 2010, we had approximately $5.5 million available to us for advances under the agreement, with approximately $0.8 million in outstanding advances against that amount. In addition, we have $10.0 million of availability for letters of credit and purchase order financing with a finance company, of which $1.2 million was utilized at April 30, 2010.
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
     In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million. Occasionally the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At April 30, 2010, we had no excess advances outstanding.
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
     As of April 30, 2010, we had no open letters of credit for inventory purchases to be delivered during the subsequent quarter.
     We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $7.1 million, which are payable within the next 12 months.
     As of April 30, 2010, we were committed under operating leases for office space for approximately $1.3 million through January 31, 2015.
     At times, we may be a party to routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims would not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.

Off-Balance Sheet Arrangements
     As of April 30, 2010, we had no off-balance sheet arrangements.
Cash Flows
     Cash and cash equivalents were $11.5 million as of April 30, 2010 compared to $11.8 million at October 31, 2009. Working capital as of April 30, 2010 was $14.6 million compared to $11.8 million at October 31, 2009.
     Operating Cash Flows. Our principal operating source of cash is from the sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.
     For the six months ended April 30, 2010, we generated approximately $4.6 million in cash flow from operating activities, compared to $6.4 million in the previous year. The decrease was primarily due to decreased operating income, partially offset by increased cash from the change in working capital accounts. During the six months ended April 30, 2010, sources of cash from seasonal reductions in our inventory balances were offset by reduced accounts payable and accrued expenses. During the six months ended April 30, 2009, sources of cash from seasonal reductions in our inventory balances, and increases in royalties payable, were offset by increases in amounts due from our factor.
     Investing Cash Flows. Cash used in investing activities for the six months ended April 30, 2010 and 2009 were primarily related to purchases of computer equipment and leasehold improvements.
     Financing Cash Flows. Net cash used in financing activities for the six months ended April 30, 2010 and 2009 consists primarily of cash used to reduce outstanding borrowings under our purchase order financing agreement, which was used to finance seasonal inventory purchases.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
              Not Applicable.
Item 4T. Controls and Procedures
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
Item 5. Other Information
     None.
Item 6. Exhibits

#10.1	Confidential License Agreement for the Wii Console (Western Hemisphere), effective February 21, 2007, by and between Nintendo of America Inc. and Majesco Entertainment Company.

#10.2	First Amendment to the Confidential License Agreement for the Wii Console (Western Hemisphere), effective January 4, 2010, by and between Nintendo of America Inc. and Majesco Entertainment Company.

#10.3	Add On Content Addendum to the Confidential License Agreement for the Wii Console, effective November 2, 2009, by and between Nintendo of America Inc. and Majesco Entertainment Company.

#10.4	Confidential License Agreement for Nintendo DS (Western Hemisphere), effective May 1, 2005, by and between Nintendo of America Inc. and Majesco Entertainment Company.

#10.5	First Amendment to the Confidential License Agreement for Nintendo DS (Western Hemisphere), effective April 30, 2008, by and between Nintendo of America Inc. and Majesco Entertainment Company.

#10.6	Letter Agreement re: Game Publishing for Nintendo DSI, dated February 25, 2009, by and between Nintendo of America Inc. and Majesco Entertainment Company.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#   We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer
 Date: June 14, 2010