Form 10-Q
period 2010-07-31
MAJESCO ENTERTAINMENT CO
filed 2010-09-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 14, 2010, there were 39,505,487 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
July 31, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	July 31,	October 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,549	$11,839
Due from factor	—	1,172
Accounts and other receivables, net	613	1,145
Inventory, net	3,503	6,190
Advance payments for inventory	738	3,126
Capitalized software development costs and license fees	5,457	3,678
Prepaid expenses	973	847

Total current assets	21,833	27,997
Property and equipment, net	478	447
Other assets	69	83

Total assets	$22,380	$28,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,219	$9,586
Inventory financing payables	370	6,053
Due to factor	961	—
Advances from customers	99	543

Total current liabilities	8,649	16,182
Warrant liability	214	626
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 38,611,151 and 38,553,740 shares issued and outstanding at July 31, 2010 and October 31, 2009, respectively	39	38
Additional paid-in capital	114,807	113,484
Accumulated deficit	(100,804)	(101,361)
Accumulated other comprehensive loss	(525)	(442)

Net stockholders’ equity	13,517	11,719

Total liabilities and stockholders’ equity	$22,380	$28,527

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2010	2009	2010	2009
Net revenues	$12,153	$17,183	$52,265	$70,551

Cost of sales
Product costs	7,398	7,549	24,573	27,196
Software development costs and license fees	1,975	6,105	12,074	21,081
Loss on impairment of software development costs and license fees	—	—	1,021	170

	9,373	13,654	37,668	48,447

Gross profit	2,780	3,529	14,597	22,104

Operating costs and expenses
Product research and development	720	1,201	2,361	3,906
Selling and marketing	1,641	4,226	6,225	11,559
General and administrative	2,004	2,211	6,394	6,692
Depreciation and amortization	43	71	140	209
Settlement of litigation and related charges, net	—	—	—	404
Loss on impairment of software development costs and license fees — cancelled games	116	61	276	441

	4,524	7,770	15,396	23,211

Operating (loss)	(1,744)	(4,241)	(799)	(1,107)
Other expenses (income)
Interest and financing costs, net	82	204	703	884
Change in fair value of warrants	(183)	843	(412)	1,858

Loss before income taxes	(1,643)	(5,288)	(1,090)	(3,849)
Income taxes	—	(88)	(1,647)	(1,115)

Net (loss) income	$(1,643)	$(5,200)	$557	$(2,734)

Net (loss) income per share:
Basic	$(0.04)	$(0.18)	$0.02	$(0.10)

Diluted	$(0.04)	$(0.18)	$0.01	$(0.10)

Weighted average shares outstanding:
Basic	36,934,987	29,331,882	36,838,981	28,644,914

Diluted	36,934,987	29,331,882	37,142,649	28,644,914

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$557	$(2,734)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	209
Change in fair value of warrants	(412)	1,858
Share-based litigation settlement	—	404
Fair value of warrant issued for services	20	—
Non-cash compensation expense	1,304	1,255
Loss on disposal of assets	19	—
Provision for price protection and customer allowances	2,876	3,088
Amortization of software development costs and license fees	3,629	8,902
Loss on impairment of software development costs and license fees	1,297	—
Changes in operating assets and liabilities:
Due from/(to) factor	(940)	(3,065)
Accounts and other receivables	672	1,498
Inventory	2,672	2,706
Capitalized software development costs and license fees	(6,705)	(10,396)
Prepaid expenses and other assets	2,270	83
Accounts payable and accrued expenses	(2,115)	46
Advances from customers and other liabilities	(676)	(1,365)

Net cash provided by operating activities	4,608	2,489

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(192)	(119)

Net cash used in investing activities	(192)	(119)

CASH FLOWS FROM FINANCING ACTIVITIES
Inventory financing	(5,684)	(1,540)

Net cash used in financing activities	(5,684)	(1,540)

Effect of exchange rates on cash and cash equivalents	(22)	(68)

Net (decrease) increase in cash and cash equivalents	(1,290)	762
Cash and cash equivalents — beginning of period	11,839	5,505

Cash and cash equivalents — end of period	$10,549	$6,267

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$710	$871

Litigation settlement costs paid in stock	$—	$1,872

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

	Three Months Ended July 31,				Nine Months Ended July 31,
	2010	%	2009	%	2010	%	2009	%
United States	$12,122	99.7%	$15,327	89.2%	$50,488	96.6%	$67,347	95.5%
Europe	31	0.3%	1,856	10.8%	1,777	3.4%	3,204	4.5%

Total	$12,153	100.0%	$17,183	100.0%	$52,265	100.0%	$70,551	100.0%

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
     The amortization period for capitalized software development costs and license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to cost of sales-software development costs and license fees, in the period such a determination is made as a loss on impairment of software development costs and license fees. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to general and administrative expenses as a loss on impairment of software development costs and license fees – cancelled games. As of July 31, 2010, the net carrying value of the Company’s licenses and software development costs was $5.5 million. If the Company was required to write off licenses, due to changes in market conditions or product acceptance, its results of operations could be materially adversely affected.
     On November 1, 2009, the Company adopted ASC Topic 808, Accounting for Collaborative Arrangements, which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of ASC Topic 808 did not have a significant impact on our Condensed Consolidated Financial Statements for the three or nine months ended July 31, 2010.
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
     Income (loss) Per Share. Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Basic income (loss) per share excludes the impact of unvested shares of restricted stock issued as long term incentive awards to directors, officers and employees. Diluted income per share reflects the potential impact of common stock options and unvested shares of restricted stock and outstanding common stock purchase warrants that have a dilutive effect. The table below provides a reconciliation of basic and diluted average shares outstanding, after applying the treasury stock method. In periods in which the Company incurs a net loss, the impact of common stock options and unvested shares of restricted stock and outstanding common stock purchase warrants is anti-dilutive.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Basic weighted average shares outstanding	36,934,987	29,331,882	36,838,981	28,644,914
Common stock purchase warrants	—	—	—	—
Common stock options	—	—	303,668	—
Non-vested portion of restricted stock grants	—	—	—	—

Diluted weighted average shares outstanding	36,934,987	29,331,882	37,142,649	28,644,914

     The table below provides total potential shares outstanding, including those that are anti-dilutive, at the end of each reporting period:

	July 31,	July 31,
	2010	2009
Shares issuable under common stock warrants	2,241,470	2,201,469
Shares issuable under stock options	1,483,929	1,357,777
Non-vested portion of restricted stock grants	1,673,327	2,058,808

	5,398,726	5,618,054

     The Company issued 163,949 and 279,131 shares of restricted stock grants during the three and nine months ended July 31, 2010 and cancelled 199,736 and 221,720 shares during the same respective periods. The Company issued 42,256 and 204,681 shares of restricted stock during the three and nine months ended months ended July 31, 2009. During the current year, the Company also reserved 200,000 shares of common stock for stock purchase warrants, of which 40,000 were issued and 160,000 are expected to be issued in the subsequent quarter in exchange for services. The Company values shares of restricted stock grants at fair value as of the grant date. The Company used the Black-Scholes method to value the warrants, assuming volatility ranging from 74.3% to 76.0%, a life of 4.5 to 5 years, and a cost of capital ranging from 1.6% to 2.6%.
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

		Quoted prices		Significant
		in active markets	Significant other	unobservable
		for identical assets	observable inputs	inputs
	July 31, 2010	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$9,545	$9,545	$—	$—
Bank- deposit	$1,004	$1,004	$—	$—

Total financial assets	$10,549	$10,549	$—	$—

Liabilities:
Warrant liability	$214	$—	$—	$214

Total financial liabilities	$214	$—	$—	$214

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
     The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non-cash charge or gain to earnings each period. The warrants were valued at $214 and $626 at July 31, 2010 and October 31, 2009, respectively. The Company recorded a non-cash gain of $183, and a non-cash charge of $843, due to the change in fair value of warrants during the three months ended July 31, 2010 and 2009, and a non-cash gain of $412, and a non-cash charge of $1,858, due to the change in fair value of warrants during the nine months ended July 31, 2010 and 2009, respectively. The Company used the Black-Scholes method to value the warrants, assuming volatility ranging from 65.4% to 76.1%, a life of 2.6 to 5 years, and a cost of capital ranging from 0.72% to 4.16%.
     The following table is a rollforward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs :

	Nine Months	Year
	Ended	Ended
	July 31,	October 31,
Description	2010	2009
Beginning balance	$626	$211
Purchases, issuances, and settlements	—	—
Total loss (gain) included in net loss	(412)	415

Ending balance	$214	$626

     The carrying value of accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, due from factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity.
4. INCOME TAXES
     In December 2009 and November 2008, the Company received proceeds of approximately $1,656 and $1,115, respectively, from the sale of the rights to approximately $21,200 and $25,900, respectively, of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. After the transfer, the Company had approximately $32,000 of net operating loss carryforwards remaining in the state of New Jersey. Net proceeds from the transfers have been recorded as an income tax benefit during the nine months ended July 31, 2010 and 2009.
     The only federal income tax provision recorded by the Company was for alternative minimum taxes, which amounts are not material. No other provision for income taxes has been recorded because the Company has available net operating loss carryforwards to offset any taxable income.
5. DUE FROM (TO) FACTOR
     Due from (to) factor consists of the following:

	July 31,	October 31,
	2010	2009
Outstanding accounts receivable sold to factor	$7,789	$19,307
Less: allowances	(2,947)	(4,380)
Less: advances from factor	(5,803)	(13,755)

	$(961)	$1,172

     Approximately $7,789 of accounts receivable were sold to the factor at July 31, 2010, of which the Company assumed credit risk of approximately $223. Approximately $19,307 of accounts receivable were sold to the factor at October 31, 2009, of which the Company assumed credit risk of approximately $6,900. The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from (to) factor:

	Nine Months Ended
	July 31,
	2010	2009
Balance — beginning of period	$(4,380)	$(3,359)
Add: provision	(3,073)	(3,088)
Less: amounts charged against allowance	4,506	3,667

Balance — end of period	$(2,947)	$(2,780)

     As of July 31, 2010 and October 31, 2009, there were no allowances for uncollectible accounts.
6. ACCOUNTS AND OTHER RECEIVABLES
     The following table presents the major components of accounts and other receivables:

	July 31,	October 31,
	2010	2009
Accounts receivable	$659	$1,388
Allowances	(82)	(295)
Other	36	52

	$613	$1,145

7. PREPAID EXPENSES
     The following table presents the major components of prepaid expenses:

	July 31,	October 31,
	2010	2009
Prepaid media advertising	$802	$627
Other	171	220

	$973	$847

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	July 31,	October 31,
	2010	2009
Accounts payable — trade	$3,637	$3,990
Accrued expenses:
Royalties — including accrued minimum guarantees	1,994	3,680
Salaries and other compensation	544	648
Other accruals	1,044	1,268

	$7,219	$9,586

9. COMPREHENSIVE INCOME
     The components of comprehensive income for the three and nine month periods ended July 31, 2010 and 2009, are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Net (loss) income	$(1,643)	$(5,200)	$557	$(2,734)
Other comprehensive (loss) income — foreign currency translation adjustments	(4)	151	(83)	(12)

Total comprehensive (loss) income	$(1,647)	$(5,049)	$474	$(2,746)

10. CONTINGENCIES AND COMMITMENTS
Commitments
     At July 31, 2010, the Company was committed under agreements with certain developers and licensors for future milestone, purchasing and license fee payments aggregating $3,335, which are payable within one year from the balance sheet date. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. The milestone payments generally represent advances against royalties to the developers. These payments will be used to reduce future royalties due to the developers from sales of the Company’s video games. The Company was also committed to future minimum lease payments totaling $1,223 as of July 31, 2010.
     The Company has entered into “at will” employment agreements with certain key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and equity compensation. These agreements also contain provisions relating to severance terms and change of control provisions.

11. WORKFORCE REDUCTION
During January 2010, Company management initiated a plan of restructuring to better align its workforce to its revised operating plans. As part of the plan, the Company reduced its personnel count by 16 employees, representing 17% of its workforce. Employees directly affected by the restructuring plan received notification during the nine months ended July 31, 2010. The Company recorded charges of approximately $403 in the first quarter of 2010 in connection with the terminations, which consist primarily of severance and unused vacation payments. The expenses are included in operating costs and expenses as shown in the table below:

Nine Months Ended
July 31, 2010
Product research and development	$90
Selling and Marketing	243
General and Administrative	70

Total	$403

These payments will be made during the Company’s fiscal year ending October 31, 2010. At July 31, 2010, the Company had accrued amounts payable related to severance of $7.
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
     The following table summarizes expenses related to the agreement with Morris Sutton:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Consulting	$38	$38	$113	$175
Business expenses	—	—	11	6

Total	$38	$38	$124	$181

     The following table summarizes commission payments made to Morris Sutton:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Commissions	$—	$23	$131	$172

     The Company had accounts payable and accrued expenses of approximately $0 and $37 as of July 31, 2010 and October 31, 2009, respectively, due to the agreement with Morris Sutton.
     The Company also has an agreement with a Board member to provide specified strategic consulting services to the Company on a month-to-month basis at a monthly rate of $10. Under this arrangement, fees earned through July 31, 2010 totaled $43. Business expenses related to these services totaled $8 during this time.
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
     Our business model and product strategy is primarily focused on games with relatively lower development costs for both console and handheld systems targeting “mass market” consumers. We believe this strategy allows us to capitalize on our strengths and expertise while reducing some of the cost and risk associated with publishing console titles for core gamers. We continue to publish titles for popular handheld systems such as the DSI and PSP. We also publish software for Nintendo’s Wii console, as we believe this platform allows us to develop games within our cost parameters, while enabling us to reach mass market consumers. In addition, we continue to look opportunistically for titles to publish on the PC and other home console systems. More recently, SONY and Microsoft have announced the introduction of motion based controllers that appeal to mass market consumers, and we have begun to develop games that utilize these new technologies. We also have begun to develop games for the iPhone and social networks to reach our target demographic.
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
     Cost of Sales. Cost of sales consists of product costs and amortization and impairment of software development costs and license fees. A significant component of our cost of sales is product costs. Product costs are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. In cases where we act as a distributor for other publishers products, cost of sales may increase as we acquire products at a higher fixed wholesale price. While the product costs as a percentage of revenue is higher on these products, we do not incur upfront development and licensing fees or resulting amortization of software development costs. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales-loss on impairment of software development costs and license fees. These expenses may be incurred prior to a game’s release.

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
     Selling and Marketing Expenses. Selling and marketing expenses consist of marketing and promotion expenses including television advertising, the cost of shipping products to customers and related employee costs. A component of these expenses are credits to retailers for trade advertising.
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
     Loss on Impairment of Software Development Costs and License Fees — Cancelled Games. Loss on impairment of software development costs and license fees — cancelled games consists of contract termination costs, and the write-off of previously capitalized costs, for games that were cancelled prior to their release to market. We periodically review our games in development and compare the remaining cost to complete each game to projected future net cash flows expected to be generated from sales. In cases where we don’t expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete the game, we cancel the game, and record a charge to operating expenses. While we incur a current period charge on these cancellations, we believe we are limiting the overall loss on a game project that is no longer expected to perform as originally expected due to changing market conditions or other factors. Significant management estimates are required in making these assessments, including estimates regarding retailer and customer interest, pricing, competitive game performance, and changing market conditions. Loss on impairment of software development costs and license fees — cancelled games was $0.1 million for each of the three months ended July 31, 2010 and 2009, and $0.3 million and $0.4 million for the nine months ended July 31, 2010 and 2009, respectively.
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
     Our reserves for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three month periods ended July 31, 2010 and 2009, we provided allowances for future price protection and other allowances of $0.7 million and $2.0 million, respectively. For the nine month periods ended July 31, 2010 and 2009, we provided allowances for future price protection and other allowances of $3.1 million for each period. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring a portion of our receivables to a third party that buys them without recourse. For receivables that are not sold without recourse, we analyze our aged accounts receivables, payment history and other factors to make a determination if collection of receivables is likely, or a provision for uncollectible accounts is necessary.

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
     On November 1, 2009, we adopted ASC 808, Accounting for Collaborative Arrangements. ASC Topic 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of ASC Topic 808 did not have a significant impact on our Condensed Consolidated Financial Statements for the three or nine months ended July 31, 2010.
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
     When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—loss on impairment of software development costs and license fees, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses-loss on impairment of capitalized software development costs and license fees — cancelled games. As of July 31, 2010, the net carrying value of our licenses and software development costs was $5.5 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.
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
     Commitments and Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Revenue by platform
The following Table sets forth our net revenues by platform:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2010	%	2009	%	2010	%	2009	%
Nintendo Wii	$4,624	38.0%	$6,223	36.2%	$15,275	29.2%	$37,636	53.3%
Nintendo DS	7,139	58.7%	9,582	55.8%	35,396	67.7%	29,467	41.8%
Other	390	3.3%	1,378	8.0%	1,594	3.1%	3,448	4.9%

TOTAL	$12,153	100.0%	$17,183	100.0%	$52,265	100.0%	$70,551	100.0%

Results of operations
Three months ended July 31, 2010 versus three months ended July 31, 2009
     Net Revenues. Net revenues for the three months ended July 31, 2010 decreased to $12.2 million from $17.2 million in the comparable quarter last year. The $5.0 million decrease was primarily due to decreased sales of $1.8 million from our European subsidiary and decreased revenues from newly released titles. In December 2009, we reduced the size of our staff in Europe and began transitioning from a direct distribution business model to a licensing model. While direct distribution of our products generates relatively higher revenues than licensing, the operating costs of the business resulted in operating losses. Therefore, we implemented a lower cost licensing model. Our quarterly revenues are impacted significantly by the timing of new releases. We had one major release during the three months ended July 31, 2010, Tetris for the Nintendo Wii and Nintendo DS, while two major releases impacted our revenues during the same period in the prior year, Night at the Museum; Battle for the Smithsonian for the Nintendo Wii and DS, and Gardening Mama for the Nintendo DS. Gardening Mama was released during the quarter ended April 30, 2009. However, strong re-orders had a significant impact on the subsequent quarters results.
     Gross Profit. Gross profit for the three months ended July 31, 2010 was $2.8 million compared to a gross profit of $3.5 million in the same quarter last year. The decrease in gross profit was primarily attributable to the lower net revenues for the three months ended July 31, 2010 discussed above. Gross profit as a percentage of net sales was 23% for the three months ended July 31, 2010 compared to 21% for the three months ended July 31, 2009. The increase in gross profit as a percentage of sales was primarily attributable to the impact of two underperforming titles released during the three months ended July 31, 2009. Product costs as a percentage of sales increased in 2010 as compared to 2009 while software amortization costs as a percentage of sales decreased. The increased product costs as a percentage of sales in 2010 versus 2009 resulted from a 2010 distribution agreement under which the Company acted as a distributor purchasing finished goods at a fixed wholesale price at a higher percentage of sales. While the product costs as a percentage of revenue is higher on these products, we do not incur upfront development and licensing fees or resulting amortization of software development costs.
     Product Research and Development Expenses. Research and development costs decreased $0.5 million to $0.7 million for the three months ended July 31, 2010, from $1.2 million for the comparable period in 2009. The decrease primarily resulted from the elimination of $0.4 million expenses related to our development studio. After evaluation of the studio’s performance, and changes in the availability and cost of development with our third-party partners, we reduced the number of personnel at the studio in the second half of 2009 and incurred approximately $0.2 million in severance and lease termination costs during the three months ending July 31, 2009.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $1.6 million for the three months ended July 31, 2010 compared to $4.2 million for the three months ended July 31, 2009. The decrease was primarily due to lower advertising media costs. During the three months ended July 31, 2009 we ran several television and internet advertising campaigns, the largest expenditures related to the introduction of our Go Play and Night at the Museum releases. After analyzing the costs and benefits of these advertising programs, we decided to reduce our media-related expenditures for the three months ended July 31, 2010.
     General and Administrative Expenses. For the three month period ended July 31, 2010, general and administrative expenses were $2.0 million, a decrease of $0.2 million from $2.2 million in the comparable period in 2009. The decrease was primarily due to decreased salaries and office expenses. General and administrative expenses include $0.4 million of non-cash compensation expenses for the three months ended July 31, 2010 and 2009, respectively.

     Operating Loss. Operating loss for the three months ended July 31, 2010 was approximately $1.7 million, a decrease of $2.5 million from $4.2 million in the comparable period in 2009. As discussed above, decreased revenues and gross profits during the three months ended July 31, 2010 were more than offset by decreased operating expenses during the same period.
     Interest and Financing Costs, Net. Interest and financing costs were approximately $0.1 million for the three months ended July 31, 2010 compared to $0.2 million for the three months ended July 31, 2009. The decrease was due to decreased factoring fees resulting from lower sales.
     Change in Fair Value of Warrants. On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.
     We recorded a gain of $0.2 million for the three months ended July 31, 2010, which reflected the decrease in the fair value of the warrants during the period, compared to a charge of $0.8 million for the three months ended July 31, 2009, which reflected an increase in the fair value of warrants during the period.
     Income Taxes. For the three months ended July 31, 2009, we reversed $0.1 million of our provision for alternative minimum taxes recorded in the first quarter. We recorded no additional income tax benefit because realization of our net operating loss carryforwards was not deemed more likely than not.
     Net Loss. Net loss for the three months ended July 31, 2010 was $1.6 million compared to $5.2 million for the three months ended July 31, 2010 and 2009, respectively. As discussed above, decreased revenues and gross profits were more than offset by decreased operating expenses related to the closing of our development studio and decreased advertising expenses.
Nine months ended July 31, 2010 versus nine months ended July 31, 2009
     Net Revenues. Net revenues for the nine months ended July 31, 2010 decreased to $52.3 million from $70.6 million in the comparable period last year. The $18.3 million decrease was primarily due to decreased sales of games for the Nintendo Wii console. In October 2008, we released two games for the Wii platform, Jillian Michaels’ Fitness Ultimatum, and Cooking Mama: World Kitchen. The success of these games, during a time of rapid growth for the Wii platform resulted in significant sales during the 2008 holiday selling season, and reorders thereafter, which is reflected in our results for the nine months ended July 31, 2009. Comparatively, while we did release a sequel to the Jillian Michaels game, Jillian Michaels: Resolution, for the 2009 holiday season, its revenues were substantially lower than the previous year’s title, primarily due to similar titles introduced by other publishers at the same time. Also, we did not release a Cooking Mama title for Nintendo Wii during the nine months ended July 31, 2010, which contributed to a decline in revenue from our Cooking Mama products, and total net revenues. In addition, the market for Wii games has become more competitive as the platform has matured, and the number of games for the consumer to choose from has increased.
     Gross Profit. Gross profit for the nine months ended July 31, 2010 was $14.6 million compared to a gross profit of $22.1 million in the same quarter last year. The decrease in gross profit was attributable to: (i) the lower net revenues for the three months ended July 31, 2010 discussed above; (ii) an increase in impairment of capitalized software development and license costs of $1.0 million; and (iii) a decrease in gross profit as a percentage of net sales. Impairment of capitalized software development and license costs for the nine months ended July 31, 2010 consisted of the write-down of games in development for the Nintendo Wii for which, given current market conditions for games on this platform, projected net cash flows expected to be generated from sales are lower than the capitalized software development costs and capitalized royalties required to publish the games. Impairment of capitalized software development and license costs for the nine months ended July 31, 2009 consisted of the write-off of capitalized costs incurred in our development studio related to a game for the Nintendo DS, for which costs were not expected to be recovered through future cash flows due to budget over-runs in development of the game. Gross profit as a percentage of net sales, excluding the impact of the impairment of software development costs and license fees was 30% for the nine months ended July 31, 2010 compared to 31% for the nine months ended July 31, 2009. The decrease in gross profit as a percentage of sales was primarily attributable to a lower average selling price for Wii products during the nine months ended July 31, 2010, as compared to the corresponding period in 2009. We attribute the decrease in average selling price to increased competitiveness in the Wii marketplace as the console matures. Gross profit as a percentage of sales, including the impact of impairment of software development costs and license fees was 28% for the nine months ended July 31, 2010, compared to 31% for the nine months ended July 31, 2009.
     Product Research and Development Expenses. Product research and development expenses decreased $1.5 million to $2.4 million for the nine months ended July 31, 2010, from $3.9 million for the comparable period in 2009. The decrease was primarily the result of expenses related to our development studio. After evaluation of the studio’s performance, and changes in the availability and cost of development with our third-party partners, we reduced the number of personnel at the studio in the second half of 2009. Additionally, approximately $0.4 million was expensed for a video game technology project that was terminated during the nine months ended July 31, 2009.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $6.2 million for the nine months ended July 31, 2010 compared to $11.6 million for the nine months ended July 31, 2009. The $5.4 million decrease was primarily due to lower advertising media costs of approximately $4.0 million, lower shipping and commission expense related to lower sales and lower international selling costs due to the Company’s change in its international business model. During the nine months ended July 31, 2009 we ran several television and internet advertising campaigns. After analyzing the costs and benefits of these programs, we decided to reduce our media-related expenditures during the nine months ended July 31, 2010. In addition, during the nine months ended July 31, 2010, we reduced sales and production staff in the U.S., and sales staff in the United Kingdom, related to the termination of our direct distribution strategy in Europe. In total, we incurred a total of $0.4 million in severance costs related to the staff reductions during the nine months ended July 31, 2010, classified as follows: (i) Product Research and Development Expenses of $0.1 million; (ii) Selling and Marketing Expenses of $0.2 million; and (iii) General and Administrative expenses of $0.1 million. Selling and Marketing expense as a percentage of net sales was approximately 12% for the nine months ended July 31, 2010 compared to 16% for the nine months ended July 31, 2009.
     General and Administrative Expenses. For the nine month period ended July 31, 2010, general and administrative expenses were $6.4 million, a decrease of $0.3 million from $6.7 million in the comparable period in 2009. The decrease was primarily due to lower compensation expenses relating to our incentive compensation program. This incentive program is primarily based on net income generated by the Company. General and administrative expenses include $1.3 million of non-cash compensation expenses for each of the nine month periods ended July 31, 2010 and 2009. Non cash compensation expense for the nine months ended July 31, 2010 included approximately $0.1 million of expense related to the accelerated vesting of restricted stock upon termination of an employee.
     Settlement of Litigation Charges. Settlement of litigation charges for the nine months ended July 31, 2009 represents the change in fair value since October 31, 2008 of one million shares of common stock that were to be issued in settlement of our class action securities litigation. The shares were issued in March of 2009.
     Operating Loss. Operating loss for the nine months ended July 31, 2010 was approximately $0.8 million, a decrease of $0.3 million from $1.1 million in the comparable period in 2009. As discussed above, decreased revenues and gross profits during the nine months ended July 31, 2010 were partially offset by decreased operating expenses during the same period.
     Interest and Financing Costs, Net. Interest and financing costs were approximately $0.7 million for the nine months ended July 31, 2010 compared to $0.9 million for the nine months ended July 31, 2009. The decrease was due to lower factoring fees resulting from lower sales.
     Change in Fair Value of Warrants. On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.
     We recorded a gain of $0.4 million for the nine months ended July 31, 2010, reflecting the decrease in the fair value of the warrants during the period, compared to a charge of $1.9 million for the nine months ended July 31, 2009, reflecting an increase in the fair value of warrants during the period.
     Income Taxes. For the nine months ended July 31, 2010, income taxes consisted of a tax benefit of $1.6 million related to the sale of the rights to certain New Jersey state net operating loss carryforwards.

     We recorded no provision for income taxes other than alternative minimum taxes because our net operating loss carryforwards exceeded our taxable income.
     For the nine months ended July 31, 2009, income taxes were comprised of a provision for alternative minimum taxes of $0.1 million, and a tax benefit of $1.1 million related to the sale of the rights to certain New Jersey state net operating loss carryforwards. We recorded no provision for income taxes other than alternative minimum taxes because our net operating loss carryforwards exceeded our taxable income.
     In December 2009 and November 2008, we received proceeds of approximately $1.6 million and $1.1 million, respectively, from the sale of the rights to approximately $21.2 million and $25.9 million of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. After the transfer, we have approximately $32.0 million of net operating loss carryforwards remaining in the state of New Jersey. Net proceeds have been recorded as an income tax benefit during each of the nine months ended July 31, 2010 and 2009.
     Net Income. Net income for the nine months ended July 31, 2010 was $0.6 million, an increase of $3.3 million from a net loss of $2.7 million for the nine months ended July 31, 2009. The increase was primarily due to the decreased operating income discussed above, partially offset by increased gains related to the change in fair value of warrants and sale of net operating losses discussed above.
Liquidity and Capital Resources
     We generated net income of $0.6 million for the nine months ended July 31, 2010. However, our operating results vary significantly from period to period. On an annual basis, we generated a net loss of $7.2 million in 2009, net income of $3.4 million in 2008, and a net loss of $4.8 million in 2007. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements to satisfy seasonal working capital needs. We raised approximately $5.8 million in net proceeds from the sale of our equity securities in September 2007, and approximately $8.6 million in September 2009.
     Our current plan is to fund our operations through product sales. However, we may be required to modify that plan, or seek outside sources of financing if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including reductions in game development and other expenditures. Based on our current operating plan, level of cash on hand and working capital financing arrangements, management believes it can operate under the existing level of financing for at least one year. Additionally, we are dependent on our purchase order financing and account receivable factoring agreement to finance our working capital needs, including the purchase of inventory. However, if the current level of financing was reduced or we fail to meet our operational objectives, it could create a material adverse change in the business.
     Our cash and cash equivalents balance was $10.5 million as of July 31, 2010. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives through at least the next year.
     To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.
     Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $20.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at anytime. At July 31, 2010, we had approximately $5.8 million in outstanding advances from our factor with an additional $1.4 million available to us for advances under the agreement. In addition, we have $10.0 million of availability for letters of credit and purchase order financing with a finance company, of which $0.4 million was utilized at July 31, 2010.
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
     In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At July 31, 2010, we had no excess advances outstanding.
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
     As of July 31, 2010, we had no open letters of credit for inventory purchases to be delivered during the subsequent quarter.
     We are committed under agreements with certain developers and content providers for milestone and license fee payments aggregating $3.3 million, which are payable within the next 12 months. We have also committed approximately $0.8 million, secured by purchase orders, for game related hardware for future releases.
     As of July 31, 2010, we were committed under operating leases for office space for approximately $1.2 million through January 31, 2015.
     At times, we may be a party to routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such routine claims would not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.
Off-Balance Sheet Arrangements
     As of July 31, 2010, we had no off-balance sheet arrangements.
Cash Flows
     Cash and cash equivalents were $10.5 million as of July 31, 2010 compared to $11.8 million at October 31, 2009. Working capital as of July 31, 2010 was $13.2 million compared to $11.8 million at October 31, 2009.
     Operating Cash Flows. Our principal operating source of cash is from the sales of our interactive entertainment products. Our principal operating uses of cash were for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.
     For the nine months ended July 31, 2010, we generated approximately $4.6 million in cash flow from operating activities, compared to $2.5 million in the previous year. The increase in cash provided by operating activities was primarily due to decreased cash used for working capital resulting from decreased inventory and a reduction in receivables from a seasonally higher balance at October 31, 2009, offset by reduced accounts payable and accrued expenses.
     Investing Cash Flows. Cash used in investing activities for the nine months ended July 31, 2010 and 2009 were primarily related to purchases of computer equipment and leasehold improvements.
     Financing Cash Flows. Net cash used in financing activities for the nine months ended July 31, 2010 and 2009 consisted primarily of cash used to reduce outstanding borrowings under our purchase order financing agreement, which was used to finance seasonal inventory purchases.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Not Applicable.
Item 4T. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.
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
     Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Pursuant to a Warrant Purchase Agreement, dated March 29, 2010 (“Warrant Purchase Agreement”), in exchange for providing investor relations services to the Company, the Company issued to Gerald A. Amato a warrant to purchase up to an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.056 per share. The warrant is exercisable for 40,000 fully paid and nonassessable shares of common stock at any time until five years from the issuance date and for 60,000 fully paid and nonassessable shares of common stock at any time or times on or after September 29, 2010 until five years from the issuance date. The descriptions of the Warrant Purchase Agreement and related warrant are intended to be a summary only and are qualified in their entirety by the terms of the warrant and Warrant Purchase Agreement attached herein as Exhibits 4.1 and 10.2, respectively.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
Item 5. Other Information
     None.
Item 6. Exhibits

4.1	Warrant to Purchase Common Stock dated March 29, 2010 issued to Gerald A. Amato.

10.1	Restricted Stock Agreement dated June 7, 2010 between Majesco Entertainment Company and Chris Gray.

10.2	Warrant Purchase Agreement dated March 29, 2010 between Majesco Entertainment Company and Gerald A. Amato.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton Jesse Sutton
Chief Executive Officer
Date: September 14, 2010