Form 10-K
period 2010-10-31
MAJESCO ENTERTAINMENT CO
filed 2011-01-31
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended October 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of April 30, 2010 was $24.2 million.

The outstanding number of shares of common stock as of January 28, 2011 was 39,519,707.

The Registrant’s proxy or information statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Item 1.	Business.

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results. References herein to “we,” “us,” and “the Company” are to Majesco Entertainment Company.

Introduction

We are a provider of video game products primarily for the family oriented, mass-market consumer. Our products allow us to capitalize on the large and growing installed base of interactive entertainment enthusiasts on a variety of different consoles, and handheld platforms. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We have developed our retail and distribution network relationships over our 24-year history.

We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and the personal computer, or PC. We also publish games for numerous digital platforms, including mobile platforms like iPhone, iPad and iPod Touch, as well as online platforms such as Facebook.

Our video game titles are targeted at various demographics at a range of price points. In some instances, these titles are based on licenses of well known properties and, in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.

Due to the larger budget requirements for developing and marketing premium console titles for core gamers, we focus on publishing more casual games targeting mass-market consumers. Over the past 5 years, we have focused on the Nintendo DS and Wii, which attracted our target demographics. More recently, other platforms such as Xbox 360 and PlayStation 3 have started to see mass-market adoption, and we have begun to develop games for these platforms. With the recent launches of new motion-based peripherals such as Kinect for Xbox 360 and Move for PlayStation 3, we expect these platforms to see even broader mass-market acceptance. Additionally, Nintendo is expected to introduce the 3DS, its next-generation handheld platform, in March 2011, which we plan to support. We will continue to evaluate opportunities to reach our target demographic as other platforms move in this direction. We currently have six 3DS, four Kinect for the Xbox 360, three Wii and three DS games in development.

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

Industry Overview

The interactive entertainment industry is mainly comprised of video game hardware platforms, video game software and peripherals. Within this industry, North American combined sales of video game hardware, video game software and video game peripherals were approximately $18.5 billion in 2010 according to the NPD Group, a global provider of consumer market research information.

Video Game Hardware Platforms

Video game hardware platforms are comprised of home game consoles, or consoles, and portable handheld game devices, or handhelds, as well as multi-functional devices such as PCs, Personal Digital Assistants, or PDAs, and mobile phones. The current generation of consoles includes Nintendo’s Wii, Sony’s PlayStation 3 and Microsoft’s Xbox 360. On November 22, 2005, Microsoft launched the first of the next-generation consoles, the Xbox 360. According to the NPD Group, a global provider of consumer and retail market research information, the U.S. installed base for the Xbox 360 as of December 2010 was approximately 25.4 million. Sony’s PlayStation 3 and Nintendo’s Wii, were released in North America on November 17, 2006 and November 19, 2006, respectively. According to the NPD Group, the U.S. installed bases for the Wii and PlayStation 3 as of December 2010 were approximately 34.2 million and 15.5 million, respectively. These advanced consoles feature improved graphics capabilities, increased storage capacity and incremental online, wireless and multi-media entertainment functionality intended to attract a wider audience.

The current generation of handhelds is dominated by Nintendo’s DS, which launched in November 2004 and features a dual screen, wi-fi capability, higher capacity storage media than its predecessor Game Boy Advance, or “GBA”, and is backward compatible with GBA cartridges. On June 11, 2006, Nintendo released the DS Lite, a 20% lighter update of the original DS that was also slimmer and brighter. According to the NPD Group, the Nintendo DS installed base is 47.0 million in the U.S. as of December 2010. In April 2009, Nintendo released the DSi, the third generation DS that features larger screens, a camera, downloadable applications and more. In March 2005, Sony launched the Sony PlayStation Portable system. According to the NPD Group, the PSP installed base was approximately 19.0 million in the U.S. as of December 2010.

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

Traditionally, video games and video content have been delivered using CDs, DVDs or cartridges. More recently, full games and other downloadable content, including additional levels, weapons, vehicles and more, can now be delivered digitally via online platforms like Xbox LIVE, or “XBLA”, PlayStation Network, and WiiWare. Additionally, mobile platforms such as iPhone and Android have emerged as significant destinations for mass-market casual games. Finally, social networking sites such as Facebook have proven to be large, rapidly growing platforms for free-to-play social games.

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

Focus product development efforts on quality games that are easy to “pick-up-and-play,” priced affordably and targeted for the mass market.

Video game development of casual games is generally less expensive and simpler than development of games for the core gamer demographic, where expectations for graphic quality and depth of play are very high. In general, from a game play/content perspective, we are focusing on publishing games that are relatively easy to play and whose subject matter will appeal to as wide an audience as possible. Historically, we focused our game development efforts on products for the Nintendo DS and Wii systems, which have appealing price points and unique play mechanics that continue to resonate with the mainstream gamer and have experienced significant installed base growth over the past four years. However, there are many new platforms that have emerged recently that are capturing the mass-market consumer. With the introduction of motion-based gaming to both the Xbox 360 and PlayStation 3 platforms, we see these consoles appealing to a wider audience. We see opportunities in these emerging platforms, and have begun developing games for Kinect for Xbox 360, Move for PlayStation 3, Nintendo 3DS, iPhone, and Facebook.

Grow Cooking Mama franchise

Our most successful franchise to date has been Cooking Mama, which, through December 31, 2010, has sold over 8 million units across eight SKUs. We have successfully extended the Mama brand onto multiple games, including Gardening Mama, Crafting Mama, and Babysitting Mama. We will look to continue to grow this series with additional sequels and brand extensions and innovations.

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

Our most successful franchise to date has been Cooking Mama which, through December 31, 2010, has sold over 8 million units across eight SKUs. In North America, Cooking Mama for the Nintendo DS was first introduced in September 2006 at a $19.99 value price and has sold more than three million units. Subsequent versions for the DS were released at a $29.99 retail price, including Cooking Mama 2: Dinner with Friends launched in November 2007; Gardening Mama, launched in March 2009; Cooking Mama 3: Shop and Chop, released in October 2009; and Crafting Mama, launched in October 2010.

The initial Wii version, Cooking Mama: Cook Off, launched in March 2007 at a $49.99 retail price. Later releases for the Wii, also at $49.99, include Cooking Mama: World Kitchen, released in November 2008 and Babysitting Mama, released in November 2010.

Games

In addition to intellectual properties that we own, we also license the rights to content from developers or media entertainment companies, as in the cases of Age of Empires, Cake Mania, Jillian Michaels, Nancy Drew, Tetris, Night at the Museum, Alvin and the Chipmunks: The Squeakquel, and most recently, Zumba Fitness.

Selected titles, their compatible platforms and launch dates include:

Selected Titles	Platform	Launch Date

Cooking Mama: Cook Off	Wii	March 2007
Bust-A-Move Bash!	Wii	April 2007
The New York Times Crosswords	DS	May 2007
Nancy Drew: Deadly Secret of Olde World Park	DS	September 2007
Cooking Mama 2: Dinner with Friends	DS	November 2007
Nanostray 2	DS	March 2008
BlastWorks: Build, Trade, Destroy	Wii	June 2008
Wonder World Amusement Park	Wii	July 2008
Zoo Hospital	Wii	September 2008
Jillian Michaels’ Fitness Ultimatum 2009	Wii	October 2008
Cooking Mama: World Kitchen	Wii	November 2008
Gardening Mama	DS	March 2009
Night at the Museum: Battle of the Smithsonian	Xbox 360, Wii, DS	May 2009
Jillian Michaels’ Fitness Ultimatum 2010	Wii, DS	October 2009
A Boy and His Blob	Wii	October 2009
Cooking Mama 3: Shop and Chop	DS	October 2009
Hello Kitty Party	DS	November 2009
Alvin and the Chipmunks: The Squeakquel	Wii, DS	December 2009
Serious Sam HD: The First Encounter	XBLA	January 2010
Attack of the Movies 3-D	Wii, Xbox 360	May 2010
Tetris Party Deluxe	Wii, DS	June 2010
Swords	Wii	September 2010
Serious Sam HD: The Second Encounter	XBLA	September 2010
Greg Hastings Paintball 2	Xbox 360, Wii	September 2010
Gardening Mama	iPhone, iPad	October 2010
My Baby 3 & Friends	DS	October 2010
Crafting Mama	DS	October 2010

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

•	Wayforward

•	Panic Button

•	First Playable

•	DreamRift

•	Arkadium

•	Foundation 9

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

Additionally, we customize public relations programs that are designed to create awareness with all relevant audiences, including core gamers and mass-entertainment consumers. To date, our public relations efforts have resulted in significant coverage for our company and individual titles in computer and video game publications, such as Game Informer, GamePro and Nintendo Power, as well as major newspapers, magazines and broadcast outlets, such as CNN, USA Today, Wired, Maxim, Newsweek,

The New York Times and TV Guide, among others. We also host media events throughout the year at which print, broadcast and online journalists can preview, review and evaluate our products prior to their release.

In addition to regular face-to-face meetings and communications with our sales force, we employ extensive trade marketing efforts including: direct marketing to buyers and store managers; trade shows; various store manager shows; and distribution and sales incentive programs.

We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. Our sales team has strong relationships with major retailers and communicates with them frequently. To supplement our sales team, we currently utilize six sales representative organizations located throughout the United States. The firms we use were chosen based on their performance and retailer relationships. On average, two sales representatives per organization are assigned to our accounts. It is customary for the sales representatives and resellers of our games who are assigned specific customers to also distribute games produced by other publishers. Distribution channels are dominated by a select group of companies, and a publisher’s access to retail shelf space is a significant competitive factor.

International

We do business internationally through our office in the United Kingdom by entering into license and distribution agreements with leading international publishers for distribution in Europe and the PAL territories. During 2009, we terminated our distribution agreement with our then current partner, and subsequently negotiated alternative distribution arrangements on a territory by territory basis.

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

In 2010, we shifted our business model from publishing and distribution to a licensing approach. The licensing model requires significantly reduced costs and overhead, as compared to distribution, but will allow us the potential to achieve profitability from our products in the European market.

In January 2010, we reduced personnel associated with international sales and marketing efforts as part of a plan of restructuring to better align our workforce to our revised operating plans.

Customers

Our customers are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with a number of retailers, including Best Buy, GameStop, Target, and Wal-Mart. We also have strong relationships with Cokem, Ingram and SVG, who act as resellers of our products to smaller retail outlets. For the fiscal year ended 2010, our top four retail accounts were Wal-Mart, GameStop, Best Buy, and Target, accounting for approximately 20%, 12%, 10% and 10% of our revenue, respectively.

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

Employees

We had 70 full-time employees in the United States and one full-time employee in the United Kingdom as of October 31, 2010. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We incurred net losses of $1.0 million in fiscal year 2010 and $7.2 million in 2009. We may not be able to generate revenues sufficient to offset our costs and may sustain further net losses in future periods. Continued losses may have an adverse effect on our future operating prospects, liquidity and stock price.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

Although there can be no assurance, our management believes that based on our current plan there are sufficient capital resources from existing levels of cash and operations, including our factoring and purchase order financing arrangements, to finance our operational requirements through at least the next 12 months. If we are unable to achieve profitability, or if unforeseen events occur that would require additional funding, we may need to raise capital or incur debt to fund our operations. We would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available to us on acceptable terms, if at all, and any sales of such securities may be dilutive to investors.

Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in our stock price and could have a material adverse effect on future operating prospects, or require us to significantly reduce operations.

We are heavily reliant on our factoring arrangement.

We utilize credit under a factoring agreement with Rosenthal & Rosenthal, Inc. (referred to herein as Rosenthal) whereby we sell our receivables for immediate payment of a portion of the invoice amount and, in some instances, the ability to take additional cash advances. This is our primary source of financing. If Rosenthal suffered financial difficulty, or our relationship with Rosenthal deteriorated, this could significantly impact our liquidity.

We have experienced volatility in the price of our stock.

The price of our common stock has experienced significant volatility. In the 12 months ended October 31, 2010, the high and low bid quotations for our common stock as reported by the Nasdaq Capital Market ranged between a high of $1.28 and a low of $0.49. The historic market price of our common stock may be higher or lower than the price paid for our shares and may not be indicative of future market prices, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	our, or a competitor’s, announcement of new products, services or technological innovations;

•	departures of key personnel;

•	general economic, political and market conditions and trends; or

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission, referred to herein as the SEC.

We may not be able to sustain or increase the value of our common stock. Declines in the market price of our stock could adversely affect our ability to retain personnel with stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with or involving our common stock.

In addition, purchases or sales of large quantities of our stock could have a significant effect on our stock price.

We may not be able to maintain our listing on the Nasdaq Capital Market.

Our common stock currently trades on the Nasdaq Capital Market, referred to herein as Nasdaq. This market has continued listing requirements that we must continue to maintain to avoid delisting. The standards include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. Our results of operations and our fluctuating stock price directly impact our ability to satisfy these listing standards. In the event we are unable to maintain these listing standards, we may be subject to delisting.

From March 2, 2010 to January 26, 2011, we were not in compliance with the minimum bid price requirement of $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2). On January 28, 2011, we received a letter from Nasdaq indicating that we had regained compliance with the rule as the closing bid price of our common stock had been at $1.00 per share or greater for 10 consecutive trading days. The Company is now in full compliance with Nasdaq listing requirements.

As mentioned above, our stock is volatile, and there is no guarantee that we will continue to meet the minimum bid price requirement or the other continued listing requirements of Nasdaq. If we fail to do so, we may be subject to delisting.

A delisting from Nasdaq would result in our common stock being eligible for listing on the Over-The-Counter Bulletin Board (“OTCBB”) or other markets that are generally considered to be less efficient than markets such as Nasdaq or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock in these markets may make us less desirable to institutional investors and may, therefore, limit our future equity funding options and could negatively affect the liquidity of our stock.

A significant portion of our revenue in 2010 was generated from games based on one licensed franchise.

Approximately 44% of our net revenues in 2010 and 49% of our revenues in 2009 were generated from games based on the Cooking Mama franchise, developed for use on the Nintendo DS and Wii. We license the rights to publish these games from a third party. We have secured rights to publish other games based on the Cooking Mama character, which are scheduled for future release. However, we cannot guarantee that the new versions will be as successful as previous versions. If the new versions are not successful, this may have a significant impact on our revenues. In addition, even if successful, we may be unable to secure the rights to publish further sequels to these games, which may adversely affect our business and financial performance.

Customer accommodations could materially and adversely affect our business, results of operations, financial condition and liquidity.

When demand for our offerings falls below expectations, we may negotiate accommodations to retailers or distributors in order to maintain our relationships with our customers and access to our sales channels. These accommodations include negotiation of price discounts and credits against future orders commonly referred to as price protection. At the time of product shipment, we establish provisions for price protection and other similar allowances. These provisions are established according to our estimates of the potential for markdown allowances based upon historical rates, expected sales, retailer inventories of products and other factors. We cannot predict with certainty whether existing provisions will be sufficient to offset any accommodations we will provide, nor can we predict the amount or nature of accommodations that we will provide in the future. If actual accommodations exceed our provisions, our earnings would be reduced, possibly materially. Any such reduction may have an adverse effect on our business, financial condition or results of operations. The granting of price protection and other allowances reduces our ability to collect receivables and impacts our availability for advances from our factoring arrangement. The continued granting of substantial price protection and other allowances may require additional funding sources to fund operations, but there can be no assurance that such funds will be available to us on acceptable terms, if at all.

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

Consumers who buy games targeted at the mass market and core gamers prefer high-quality games. If our games are not high quality, consumers may not purchase as many games as we expect, which could materially impact our revenue and profitability in any given quarter.

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

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. We may not be able to maintain consistent profitability on a quarterly or annual basis. In addition, our operating results may be below the expectations of public market analysts and investors causing the price of our common stock to fall or significantly fluctuate.

A weak global economic environment could result in a reduced demand for our products and increased volatility in our stock price.

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and retailers may defer or choose not to make purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products. Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and customers may not have the same purchasing power, leading to lower purchases of our games for placement into distribution channels. Consequently, demand for our products could be materially different from expectations, which could negatively affect our profitability and cause our stock price to decline.

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

Our sales to Wal-Mart, GameStop, Best Buy and Target accounted for approximately 20%, 12%, 10% and 10%, respectively, of our revenue for the fiscal year 2010. Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. Our business, results of operations and financial condition could be adversely affected if:

•	we lose any of our significant customers;

•	any of these customers purchase fewer of our offerings;

•	any of these customers encounter financial difficulties, resulting in the inability to pay vendors, store closures or liquidation; or

•	we experience any other adverse change in our relationship with any of these customers.

Increased sales of used video game products could lower our sales.

Certain of our larger customers sell used video games, which are generally priced lower than new video games and do not result in any revenue to the publisher of the games, and the market for these games has been growing. If our customers continue to increase their sales of used video games, it could negatively affect our sales of new video games and have an adverse impact on our operating results.

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

If our marketing and advertising efforts fail to resonate with our customers, our business and operating results could be adversely affected.

Our products are marketed through a variety of advertising and promotional programs such as television and online advertising, print advertising, retail merchandising, website development and event sponsorship. Our ability to sell our products is dependent in part upon the success of these programs. If the marketing for our products fail to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse impact on our business and operating results.

Increasing development costs for games which may not perform as anticipated can decrease our profitability and could result in potential impairments of capitalized software development costs.

Video games can be increasingly expensive to develop. Because the current generation console platforms and computers have greater complexity and capabilities than the earlier platforms and computers, costs are higher to develop games for the current generation platforms and computers. If these increased costs are not offset by higher revenues and other cost efficiencies in the future, our margins and profitability will be impacted, and could result in impairment of capitalized software development costs. If these platforms, or games we develop for these platforms, do not achieve significant market penetration, we may not be able to recover our development costs, which could result in the impairment of capitalized software costs.

Our business is dependent on the viability of console hardware.

Our business depends on hardware on which consumers play our games. Our business can be adversely affected by various factors affecting hardware as follows:

•	Hardware shortages. The current console hardware systems have experienced hardware shortages, including Nintendo’s Wii console. Hardware shortages generally negatively affect the sales of video games since consumers do not have consoles on which to play the games.

•	Software pricing. Software prices for the current console games are higher than prices for games for the predecessor platforms. There is no assurance that consumers will continue to pay the higher prices on these games. Additionally, as it gets later in the console cycle, consumers may be unwilling to continue to pay the higher prices that they paid closer to the launch of the consoles.

•	Significant development costs. The complexity and capabilities of the current consoles lead to higher development costs for games to make use of the consoles. Greater costs can lead to lower operating margins, negatively affecting our profitability.

Our business is highly dependent on the continued growth of current generation video game platforms and our ability to develop commercially successful products for these platforms.

We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties. The success of our business is dependent upon the continued growth of these platforms and our ability to develop commercially successful products for these platforms.

Termination or modification of our agreements with platform hardware manufacturers, who are also competitors and frequently control the manufacturing of our titles, may adversely affect our business.

We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2, PlayStation 3 and PSP, from Nintendo to develop products for the GBA, GameCube, the DS, DSi, 3DS and Wii and from Microsoft to develop products for the Xbox and the Xbox 360. These licenses are non-exclusive and, as a result, our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms.

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

We utilize the services of independent software developers to develop our video games. Consequently, our success in the video game market depends on our continued ability to obtain or renew product development agreements with quality independent video game software developers. However, we cannot assure you that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure you that we will be able to obtain the rights to sequels of successful products that were originally developed for us by independent video game developers.

Many of our competitors have greater financial resources and access to capital than we do, which puts us at a competitive disadvantage when bidding to attract independent video game developers. We may be unable to secure or maintain relationships with quality independent developers if our competitors can offer them better shelf access, better marketing support, more development funding, higher royalty rates, more creative control or other advantages. Usually, our agreements with such developers are easily terminable if either party declares bankruptcy, becomes insolvent, ceases operations or materially breaches the terms of such agreements.

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

Furthermore, interactive entertainment platforms are characterized by rapidly changing technology. We must continually anticipate the emergence of, and adapt our products to, new interactive entertainment platforms and technologies. The introduction of new technologies, including new console and handheld technology, software media formats and delivery channels, could render our previously released products obsolete, unmarketable or unnecessary. In addition, if we incur significant expense developing products for a new system or hardware that is ultimately unpopular, sales of these products may be less than expected and we may not be able to recoup our investment. Conversely, if we choose not to publish products for a new system or hardware that becomes popular, our revenue growth, reputation and competitive position may be adversely affected. Even if we are able to accurately predict which video game platforms will be most successful, we must deliver and market offerings that are accepted in our extremely competitive marketplace.

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

We have invested in products for systems utilizing new motion-based game technology, and if these new systems prove to be commercially unsuccessful, then sales of our products will suffer,

We are developing products for systems utilizing motion-based game technology, such as Microsoft’s Kinect for Xbox 360 and Sony’s Move for PlayStation 3. Consumers may not embrace and purchase these new systems and/or the products for them for a variety of reasons, such as:

•	being accustomed to and satisfied with non-motion-based gaming systems;

•	being accustomed to and satisfied with the Nintendo Wii, which has been the sole player in the motion-based game system genre for the past four years;

•	with particular respect to exercise games, failing to appreciate the convergence of technology and exercise, choosing traditional, non-simulated modes of exercise instead;

•	lacking the additional physical space required to play motion-based games.

If these motion-based systems ultimately fail to achieve consumer acceptance, then the sales of our products for such systems will be negatively impacted.

We have invested in products for the Nintendo 3DS, and if this system proves to be commercially unsuccessful, then sales of our products will suffer.

We are developing products for the Nintendo 3DS, a new system that allows for three dimensional game playing. Consumers may be reluctant to purchase the 3DS system for a variety of reasons, including being accustomed to and satisfied with current two dimensional systems and being wary of eye fatigue, a potential side effect of the 3DS cited in Nintendo’s warning guidelines. Furthermore, the warning guidelines advise that children under six, whose eye muscles are still developing, should not use the 3D mode. Nintendo’s DS, the precursor to the 3DS, has traditionally been popular with young audiences, however parents of young children may be reluctant to purchase the 3DS system. If for these and/or other reasons the system ultimately fails to achieve consumer acceptance, then sales of our 3DS products will be negatively impacted.

Competition with emerging forms of home-based entertainment may reduce sales of our products.

We also compete with other forms of entertainment and leisure activities. For example, we believe the overall growth in the use of the Internet and online services, including social networking, by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more of their time using the Internet and online services.

Our adoption of new business models could fail to produce positive results.

We are developing products for new platforms, including online distribution. These new platforms, such as Facebook, utilize new business models such as generating revenue through micro-transactions by end users, and subscription services. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. Our actual revenues and profits for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail for one or more of our titles, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, and the opportunity cost of diverting management and financial resources away from our core businesses.

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

Trade organizations within the video game industry require digital entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. Certain countries have also established similar rating systems as prerequisites for sales of digital entertainment software in their countries. In some instances, we may be required to modify our products to comply with the requirements of these rating systems, which could delay the release of those products in these countries. We believe that we comply with such rating systems and properly display the ratings and content descriptions received for our titles. Several proposals have been made for legislation to regulate the digital entertainment software, broadcasting and recording industries, including a proposal to adopt a common rating system for digital entertainment software, television and music containing violence or sexually explicit material; and the Federal Trade Commission has issued reports with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of digital entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas, including legislation prohibiting the sale of certain “M” rated video games to minors, and by engaging in public demonstrations and media campaigns. Retailers may decline to sell digital entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for any of our titles with an “M” rating. Further, if any groups, whether governmental entities, hardware manufacturers or advocacy groups, were to target any of our “M” rated titles, we might be required to significantly change or discontinue a particular title, which could adversely affect our business.

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

The market for technical, creative, marketing and other personnel essential to the development and marketing of our products and management of our businesses is extremely competitive. We are frequently competing for this talent with other companies with greater resources. Our ability to operate within the highly competitive interactive entertainment industry is dependent upon our ability to attract and retain our employees. If we cannot successfully recruit and retain the employees we need, or replace key employees following their departure, our ability to develop and manage our businesses will be impaired.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have a negative impact on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that our internal controls over financial reporting will remain effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease 21,250 square feet of office, development and storage space located at 160 Raritan Center Parkway, Edison, NJ 08837. The lease, which provides for base rents of approximately $24,000 per month, plus taxes, insurance and operating costs, expires on January 31, 2015.

Item 3.	Legal Proceedings.

None.

Item 4.	(Removed and Reserved).

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “COOL.” Prior to March 13, 2006, our common stock was listed on the Nasdaq Global Market. Prior to

January 26, 2005, our common stock was quoted on the OTCBB. The market for our common stock has often been sporadic, volatile and limited.

The following table shows the high and low bid quotations for our common stock as reported by Nasdaq from November 1, 2008 through October 31, 2010. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low

Fiscal Year 2009
First Quarter	$0.92	$0.40
Second Quarter	$1.70	$0.53
Third Quarter	$2.39	$1.26
Fourth Quarter	$2.27	$0.96
Fiscal Year 2010
First Quarter	$1.28	$0.75
Second Quarter	$1.08	$0.77
Third Quarter	$0.88	$0.64
Fourth Quarter	$0.71	$0.49

Holders of Common Stock.  On January 14, 2011, we had approximately 147 registered holders of record of our common stock. On January 14, 2010, the closing sales price of our common stock as reported on Nasdaq was $1.30 per share.

Dividends and dividend policy.  We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on our common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.  The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2010 fiscal year end.

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

	Year Ended October 31,
	2010	2009	2008	2007	2006
		(in thousands, except share data)

Consolidated Statement of Operations Data:
Net revenues	$75,648	$94,452	$63,887	$50,967	$66,683
Cost of sales(1)	57,263	71,543	40,798	33,682	46,858

Gross profit (loss)	18,385	22,909	23,089	17,285	19,825
Operating expenses(2)	20,496	29,480	20,312	21,114	22,820

Operating (loss) income	(2,111)	(6,571)	2,777	(3,829)	(2,995)
Interest and financing costs, net	999	1,318	649	1,552	2,371
Other non-operating expense (income)(3)	(482)	415	(1,250)	(611)	—

(Loss) income before income taxes	(2,628)	(8,304)	3,378	(4,770)	(5,366)
(Benefit) provision for income taxes	(1,656)	(1,115)	26	—	—

Net (loss) income	$(972)	$(7,189)	$3,352	$(4,770)	$(5,366)

Net (loss) income attributable to common stockholders	$(972)	$(7,189)	$3,352	$(4,770)	$(5,366)

Net (loss) income attributable to common stockholders per share:
Basic and Diluted	$(0.03)	$(0.24)	$0.12	$(0.20)	$(0.24)

Weighted average shares outstanding:
Basic and Diluted	37,019,750	29,770,382	27,547,211	23,891,860	22,616,419

	October 31
	2010	2009	2008	2007	2006
		(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,004	$11,839	$5,505	$7,277	$3,794
Working capital	11,563	11,815	6,702	2,834	977
Total assets	30,029	28,527	23,570	16,313	15,011
Non-current liabilities	144	626	211	1,460	—
Stockholders’ equity	12,008	11,719	7,137	2,591	1,749

(1)	Cost of sales includes $1.0 million and $2.5 million in 2010 and 2009, respectively, to recognize impairments to the carrying value of products for future release.

(2)	Operating expenses include: (i) for 2010, an impairment of capitalized software development costs and license fees — cancelled games of $0.4 million; (ii) for 2009, a settlement of litigation and related charges, net, of $0.4 million, and impairment of capitalized software development costs and license fees — cancelled games of $1.0 million; (iii) for 2008, a settlement of litigation and related charges, net, of $1.6 million, and impairment of software development costs and license fees — cancelled games of $0.1 million; (iv) for 2007, a settlement of litigation and related charges, net, of $2.8 million, a gain from settlement of liabilities of $0.3 million and impairment of software development costs and license fees — cancelled games of $0.2 million; and (v) for 2006, a gain from settlement of liabilities and other of $4.8 million, and impairment of software development costs and license fees — cancelled games of $2.4 million.

(3)	Other non-operating expense includes: (i) for 2010, a gain from a change in fair value of warrants of $0.5 million (ii) for 2009, a charge from a change in fair value of warrants of $0.4 million; (iii) for 2008, a gain from a change in fair value of warrants of $1.3 million; and (iv) for 2007, a gain from a change in fair value of warrants of $0.6 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a provider of video game products primarily for the family oriented, mass-market consumer. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and the personal computer, or PC. We also publish games for numerous digital platforms, including mobile platforms like iPhone, iPad and iPod Touch, as well as online platforms such as Facebook.

Our video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, we focus on publishing more casual games targeting mass-market consumers. In some instances, our titles are based on licenses of well known properties and, in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.

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

Net Revenues.  Our revenues are principally derived from sales of our video games. We provide video games primarily for the mass market and casual game player. Our revenues are recognized net of estimated provisions for price protection and other allowances.

Cost of Sales.  Cost of sales consists of product costs and amortization and impairment of software development costs and license fees. A significant component of our cost of sales is product costs. Product costs are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. In cases where we act as a distributor for other publishers products, cost of sales may increase as we acquire products at a higher fixed wholesale price. While the product costs as a percentage of revenue is higher on these products, we do not incur upfront development and licensing fees or resulting amortization of software development costs. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees — future releases. These expenses may be incurred prior to a game’s release.

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

Product Research and Development Expenses.  Product research and development expenses relate principally to our cost of supervision of third party video game developers, testing new products and conducting quality assurance evaluations during the development cycle as well as costs incurred at our development studio, which was closed in 2009, that are not allocated to games for which technological feasibility has been established. Costs incurred are primarily employee-related, may include equipment, and are not allocated to cost of sales.

Selling and Marketing Expenses.  Selling and marketing expenses consist of marketing and promotion expenses, including television advertising, the cost of shipping products to customers and related employee costs. Credits to retailers for trade advertising are a component of these expenses.

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

Loss on Impairment of Software Development Costs and License Fees- Cancelled Games.  Loss on impairment of software development costs and license fees — cancelled games consists of contract termination costs, and the write-off of previously capitalized costs, for games that were cancelled prior to their release to market. We periodically review our games in development and compare the remaining cost to complete each game to projected future net cash flows expected to be generated from sales. In cases where we don’t expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete the game, we cancel the game, and record a charge to operating expenses. While we incur a current period charge on these cancellations, we believe we are limiting the overall loss on a game project that is no longer expected to perform as originally expected due to changing market conditions or other factors. Significant management estimates are required in making these assessments, including estimates regarding retailer and customer interest, pricing, competitive game performance, and changing market conditions.

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

Price Protection and Other Allowances.  We generally sell our products on a no-return basis, although in certain instances, we provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for benefits received, such as the appearance of our products in a customer’s national circular advertisement, are generally reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

Our provisions for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our provisions, which would impact the net revenues and/or selling and marketing expenses we report. For the 12-month periods ended October 31, 2010, 2009 and 2008, we provided allowances for future price protection and other allowances of $3.5 million, $5.0 million and $2.6 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring a portion of our receivables to a third party that buys without recourse. For receivables that are not sold without recourse, we analyze our aged accounts receivables, payment history and other factors to make a determination if collection of receivables is likely, or a provision for uncollectible accounts is necessary.

Capitalized Software Development Costs and License Fees.  Software development costs include development fees, in the form of milestone payments made to independent software developers, and, prior to 2010, direct payroll and overhead costs for our internal development studio. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees — future releases, in the period such a determination is made.

These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses — loss on impairment of capitalized software development costs and license fees — cancelled games. As of October 31, 2010, the net carrying value of our licenses and software development costs was $4.9 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended October 31,
	2010	2009	2008

Net revenues	100.0%	100.0%	100.0%
Cost of sales
Product costs	51.2	42.0	45.2
Software development costs and license fees	23.2	31.0	18.7
Loss on impairment of software development costs and license fees — future releases	1.3	2.7	—

Gross profit	24.3	24.3	36.1
Operating expenses
Product research and development	4.4	5.0	5.1
Selling and marketing	11.2	15.5	13.5
General and administrative	10.8	9.1	15.0
Depreciation and amortization	0.2	0.3	0.5
Settlements, loss on impairments and other expenses (income)	0.5	1.4	(2.3)

Operating (loss) income	(2.8)	(7.0)	4.3
Interest and financing costs and other non-operating expenses (income)	0.7	1.8	(1.0)

(Loss) income before income taxes	(3.5)	(8.8)	5.3
Benefit from income taxes	2.2	1.2	—

Net (loss) income	(1.3)%	(7.6)%	5.3%

The following table sets forth the components of settlements and loss on impairments for the years ended October 31, 2010, 2009 and 2008.

	Year Ended October 31,
	2010	2009	2008
	(in thousands)

Settlement of litigation and related charges, net	$—	$404	$(1,572)
Loss on impairment of software development costs and license fees — cancelled games	407	966	101

Balance — end of year	$407	$1,370	$(1,471)

The following table sets forth the source of net revenues, by game platform, for the previous three fiscal years, in millions:

	Year Ended October 31,
	2010		2009		2008
		% of		% of		% of
	Net	Total Net	Net	Total Net	Net	Total Net
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

Nintendo Wii	$23.6	31.2%	$50.1	53.0%	$21.8	34.0%
Nintendo DS	48.9	64.6	40.5	42.8	39.4	61.7
Other(1)	3.1	4.2	3.9	4.2	2.7	4.3

Total	$75.6	100.0%	$94.5	100.0%	$63.9	100.0%

(1)	Consists primarily of net revenues for other console and handheld games, such as PlayStation, Xbox and Game Boy Advance, as well as downloadable PC games, distribution fees, licensing fees and peripheral products and accessories.

Year ended October 31, 2010 versus year ended October 31, 2009

Net Revenues.  Net revenues for the year ended October 31, 2010 decreased to $75.6 million from $94.5 million in the comparable period last year. The $18.8 million decrease was due primarily to decreased sales of games for the Nintendo Wii console. In October 2008, we released two games for the Wii platform, Jillian Michaels’ Fitness Ultimatum, and Cooking Mama: World Kitchen. The success of these games, during a time of rapid growth for the Wii platform resulted in significant sales during the 2008 holiday selling season, and reorders thereafter, impacting the year ended October 31, 2009. Comparatively, while we did release a sequel to the Jillian Michaels game, Jillian Michaels: Resolution, for the 2009 holiday season, its revenues were substantially lower than the previous year’s title, due primarily to similar titles introduced by other publishers at the same time. Also, we did not release a Cooking Mama title for Nintendo Wii until Babysitting Mama was released after the year ended October 31, 2010, in November 2010. In addition, the market for Wii games generally became more competitive as the platform matured, and the number of games for the consumer to choose from increased.

Gross Profit.  Gross profit for the year ended October 31, 2010 was $18.4 million compared to a gross profit of $22.9 million for the year ended October 31, 2009. The decrease in gross profit was attributable to the lower net revenues for the year discussed above. Gross profit as a percentage of sales was approximately 24% for both the year ended October 31, 2010 and the year ended October 31, 2009, as generally decreased gross profit percentages on 2010 sales were offset by lower charges for impairment of capitalized software development and license costs — future releases.

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized software development and intellectual property license costs, we expense these capitalized costs to cost of sales. Significant management estimates are required in making these assessments, including estimates regarding retailer and customer interest, pricing, competitive game performance, and changing market conditions. In the year ended October 31, 2009, we recorded $2.5 million of such charges for impaired titles, compared to $1.0 million for the year ended October 31, 2010. Excluding the effects of impairment charges, the decrease in gross profits as a percentage of sales, was primarily attributable to a lower average selling price for Wii products during the year ended October 31, 2010, as compared to the year ended October 31, 2009. We attribute the decrease in average selling price to increased competitiveness in the Wii marketplace as the console matured.

Product Research and Development Expenses.  Product research and development expenses decreased $1.3 million to $3.3 million for the year ended October 31, 2010, from $4.7 million for the year ended October 31, 2009. The decrease was primarily the result of expenses related to our development studio. After evaluation of the studio’s performance, and changes in the availability and cost of development with our third-party partners, we reduced the number of personnel at the studio in the second half of 2009. Additionally, approximately $0.4 million was expensed for a video game technology project that was terminated during the year ended October 31, 2009.

Selling and Marketing Expenses.  Total selling and marketing expenses were approximately $8.4 million for the year ended October 31, 2010 compared to $14.6 million for the year ended October 31, 2009. The $6.2 million decrease was due primarily to lower advertising media costs of approximately $4.0 million, lower shipping and commission expense related to lower sales and lower international selling costs due to the Company’s change in its international business model. During the year ended October 31, 2009 we ran several television and internet advertising campaigns. After analyzing the costs and benefits of these programs, we decided to reduce our media-related expenditures during the year ended October 31, 2010. In addition, during the year ended October 31, 2010, we reduced sales and other staff in the U.S., and sales staff in the United Kingdom, related to the termination of our direct distribution strategy in Europe. Selling and Marketing expense as a percentage of net sales was approximately 11% for the year ended October 31, 2010 compared to 16% for the year ended October 31, 2009.

General and Administrative Expenses.  For the year ended October 31, 2010, general and administrative expenses were $8.1 million, a decrease of $0.4 million from $8.6 million for the year ended October 31, 2009. The decrease was due primarily to lower non-cash, stock-based compensation expense, which amounted to $1.4 million and $1.7 million for the years ended October 31, 2010 and 2009, respectively. Non cash compensation expense for the year ended October 31, 2010 was impacted by the effects of forfeitures from employee terminations during the fiscal year.

Settlement of Litigation Charges.  Settlement of litigation charges in the year ended October 31, 2009 represented the change in fair value since October 31, 2008 of one million shares of common stock that were to be issued in settlement of our class action securities litigation. The shares were issued in March of 2009.

Operating Loss.  Operating loss for the year ended October 31, 2010 was approximately $2.1 million, a decrease of $4.5 million from $6.6 million for the year ended October 31, 2009. As discussed above, decreased operating expenses during fiscal 2010 were partially offset by decreased revenues and gross profits.

Interest and Financing Costs, Net.  Interest and financing costs were approximately $1.0 million for the year ended October 31, 2010 compared to $1.3 million for the year ended October 31, 2009. The decrease was due to lower factoring fees resulting from lower sales.

Change in Fair Value of Warrants.  On September 5, 2007, we issued warrants in connection with an equity financing. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are recorded at fair value as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.

We recorded a gain of $0.5 million for the year ended October 31, 2010, reflecting a decrease in the fair value of the warrants during the year, compared to a charge of $0.4 million for the year ended October 31, 2009, which reflected an increase in the fair value of warrants during the year.

Income Taxes.  In December 2009 and November 2008, we received proceeds of approximately $1.7 million and $1.1 million, respectively, from the sale of the rights to approximately $21.2 million and $25.9 million of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. These net proceeds have been recorded as an income tax benefit during the years ended October 31, 2010 and 2009, respectively.

Net Loss.  Net loss for the year ended October 31, 2010 was $1.0 million, a decrease of $6.2 million from a net loss of $7.2 million for the year ended October 31, 2009. The decrease was due primarily to the decreased operating expenses discussed above, together with lower impairment charges and the effects of remeasuring our warrant liability, which more than offset reduced sales and gross profits.

Year ended October 31, 2009 versus year ended October 31, 2008

Net Revenues.  Net revenues for the year ended October 31, 2009 increased to $94.5 million from $63.9 million for the year ended October 31, 2008. The $30.6 million increase was due primarily to incremental revenue growth from several successful new releases during the 2009 fiscal year, including: Cooking Mama: World Kitchen for the Nintendo Wii, Gardening Mama for the Nintendo DS, Jillian Michaels’ Fitness Ultimatum 2009 for the Nintendo Wii (released in late October 2008); and Another Night at the Museum: Battle of the Smithsonian. The impact of these releases, combined with continued strong re-order sales for our catalog Cooking Mama products resulted in growth in net revenues of 48%. Additionally, we released Cooking Mama 3: Shop and Chop for the Nintendo DS and Jillian

Michaels’ Resolution for the Nintendo Wii, late in October 2009. The release of these two titles contributed to the fiscal 2009 revenue growth.

Gross Profit.  Gross profit for the year ended October 31, 2009 was $22.9 million compared to a gross profit of $23.1 million for the year ended October 31, 2008. Gross profit as a percentage of net sales was 24.3% for the year ended October 31, 2009 compared to 36.1% for the year ended October 31, 2008. The decrease in gross profit as a percentage of revenue was due primarily to: (i) an impairment of capitalized software development and license costs of $2.5 million related to games scheduled for release in 2010 that had a carrying value in excess of their fair value based on projected future cash flows; (ii) the release of certain video games with sales that were inadequate to cover development costs and minimum royalty payments, resulting in gross losses on those games (including Our House: Party! and Major Minor’s Majestic March); and (iii) higher royalty costs as a percent of net revenues on certain games when compared to the prior year.

Product Research and Development Expenses.  Research and development costs increased $1.4 million to $4.7 million for the year ended October 31, 2009 from $3.3 million for the comparable period in 2008. The increase was primarily the result of expenses related to our development studio and approximately $0.2 million paid to developers for the development of mobile games. During the year ended October 31, 2009, substantially all of the work performed in the studio was allocated to non-capitalizable projects. Therefore, we reduced our personnel used for internal development and incurred approximately $0.2 million in severance and lease termination costs. Development costs for mobile games were recorded as research and development costs because we were evaluating opportunities in this market and no significant revenue contribution was expected from then-current projects.

Selling and Marketing Expenses.  Total selling and marketing expenses increased from $8.6 million for the year ended October 31, 2008 to $14.6 million for the year ended October 31, 2009. The increase was due primarily to higher media costs associated with TV and internet advertising campaigns to support the launch of our new Cooking Mama titles, Jillian Michaels titles, and the launch of our GoPlay brand. The increased expenditures were incurred primarily during the nine months ended July 31, 2009. After an assessment of the market’s response to the programs the Company reduced the use of media advertising during the fourth quarter of fiscal 2009. Selling and marketing expense as a percentage of net sales was approximately 15.5% and 13.5% for the year ended October 31, 2009 and 2008, respectively.

General and Administrative Expenses.  For the year ended October 31, 2009, general and administrative expenses were $8.6 million, a decrease of $0.9 million from $9.5 million in the comparable period in 2008. The decrease was due primarily to lower compensation expenses resulting from incentive compensation plans. Our incentive compensation plan is primarily based on net income generated by the Company. During 2009, we generated a net loss, resulting in significantly lower incentive compensation expense. General and administrative expenses include $1.7 million and $1.6 million of non-cash compensation expenses for the years ended October 31, 2009 and 2008, respectively.

Settlement of Litigation and Related Charges.  Settlement of litigation charges is comprised of $0.7 million related to the change in fair value of common stock issued in settlement of our class action securities litigation and a gain on the settlement of legal fees of $0.3 million.

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

Interest and Financing Costs, Net.  Interest and financing costs increased to $1.3 million for the year ended October 31, 2009 from $0.6 million for the year ended October 31, 2008. The increase of $0.7 million was the result of a higher percentage of our inventory purchases being financed through our purchase order financing facility for seasonal inventory needs, and higher factoring fees related to higher sales volume.

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

Income Taxes.  For the year ended October 31, 2009, we did not record any income tax benefit related to the utilization of net operating loss carryforwards because realization of the resulting loss carryforwards cannot be assured. Income taxes for the year ended October 31, 2009 include a gain resulting from proceeds of approximately $1.1 million from the sale of the rights to approximately $25.9 million of New Jersey state income tax net operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority.

For the year ended October 31, 2008, we only provided for alternative minimum taxes because our net operating loss carryforwards exceeded our taxable income.

Net (Loss) Income.  Net loss for the year ended October 31, 2009 was $7.2 million, a decrease of $10.6 million from net income of $3.4 million for the comparable period in 2008. This decrease was due primarily to the increased operating loss, the settlement of litigation and related charges, net, the increase of net interest and financing expenses and the change in fair value of warrants, partially offset by a gain from the sale of certain state net operating loss carryforwards, as discussed above.

Liquidity and Capital Resources

We incurred a net loss of $1.0 million for the year ended October 31, 2010, compared with a net loss of $7.2 million for the year ended October 31, 2009, and net income of $3.4 million for the year ended October 31, 2008. Historically, we have funded our operating losses through sales of our equity and use of our purchase order financing and factor arrangements to satisfy seasonal working capital needs. We raised approximately $8.6 million in net proceeds from the sale of our equity securities in September 2009.

Our current plan is to fund our operations through product sales. Based on our current working capital financing arrangements, level of cash on hand and operating plan, management believes it can operate under the existing level of financing for at least one year. However, we may be required to modify that plan, or seek outside sources of financing if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Additionally, we are dependent on our purchase order financing and account receivable factoring agreement to finance our working capital needs, including the purchase of inventory. If the current level of financing was reduced or we fail to meet our operational objectives, it could create a material adverse change in the business.

Our cash and cash equivalents balance was $8.0 million as of October 31, 2010. We had approximately $5.6 million outstanding under our purchase order financing arrangement, primarily for goods to be received and sold within 60 days of October 31, 2010. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business and growth objectives through at least the next year.

To satisfy our liquidity needs, we factor our receivables. We also utilize purchase order financing through the factor and through a finance company to provide funding for the manufacture of our products. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.

Under our factoring agreement we have the ability to take cash advances against accounts receivable and inventory of up to $20.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at anytime. In addition, we have $10.0 million of availability for letters of credit and purchase order financing with another lender. We had outstanding advances against accounts receivable of approximately $9.4 million under our factoring agreement at October 31, 2010.

Factoring and Purchase Order Financing.  As mentioned above, to provide liquidity, we take advances from our factor and utilize purchase order financing to fund the manufacturing of our products.

Under the terms of our factoring agreement, we sell our accounts receivable to the factor. The factor, in its sole discretion, determines whether or not it will accept the credit risk associated with a receivable. If the factor does not accept the credit risk on a receivable, we may sell the accounts receivable to the factor while retaining the credit risk. In both cases we surrender all rights and control over the receivable to the factor. However, in cases where we retain the credit risk, the amount can be charged back to us in the case of non-payment by the customer. The factor is required to remit payments to us for the accounts receivable purchased from us, provided the customer does not have a valid dispute related to the invoice. The amount remitted to us by the factor equals the invoiced amount, adjusted for allowances and discounts we have provided to the customer, less factor charges of 0.45 to 0.50% of the invoiced amount.

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally the factor allows us to take advances in excess of these amounts for short term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2010, we had no excess advances outstanding.

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

Contingencies and Commitments.  At times, we may be a party to routine claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of any current such routine claims would not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.

Off-Balance Sheet Arrangements

As of October 31, 2010, we had no off-balance sheet arrangements.

Cash Flows

Cash and cash equivalents were $8.0 million on October 31, 2010, compared to $11.8 million as of October 31, 2009. Working capital as of October 31, 2010 was $11.6 million compared to $11.8 million at October 31, 2009.

Operating Cash Flows.  Our principal operating source of cash is from the sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third party developers of our software; costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the year ended October 31, 2010, we used approximately $3.0 million in operating activities, compared to $6.6 million in the previous year. The decrease in cash used in operating activities is due primarily to the decreased net loss of $6.2 million, partially offset by an increase in the net change in the amount invested in capitalized software development and license fees of $4.5 million. During the fiscal year ended October 31, 2008, we began investing in several game projects for release in the fiscal year ended October 31, 2009, impacting the cash used during fiscal 2009. The change in operating cash flows for the 12 months ended October 31, 2010 was also impacted by changes in other working capital accounts. Increased cash flow from relative decreases in accounts receivable balances and increases in accounts payable and accrued liability balances were partially offset by greater increases in inventory on hand and prepaid balances with manufacturers.

For the year ended October 31, 2009, we used approximately $6.6 million in operating activities, compared to $2.7 million for the year ended October 31, 2008. The increase in cash used in operating activities was due primarily to the increased net loss of $10.5 million, partially offset by a decrease in the net change in the amount invested in capitalized software development and license fees of $7.7 million. Capitalized software development and license fees increased $4.6 million for the 12 months ended October 31, 2008, compared to a decrease of $3.1 million for the 12 months ended October 31, 2009. We generally invest in game development projects with a development time of three to 18 months. During the fiscal year ended October 31, 2008, we began investing in several game projects for release in the year ended October 31, 2009, resulting in a use of cash, and increase in capitalized software development costs and license fees at October 31, 2008. During fiscal 2009, these amounts were charged to operating expenses, resulting in a non-cash charge to net income for the 12 months ended October 31, 2009. We also reduced the amount invested in capitalized software development and license fees, at October 31, 2009, for games to be released in fiscal 2010, based on an assessment of market conditions. We expect the amount invested in game development to fluctuate based on seasonality, scheduled release dates, and market conditions in the future. The change in operating cash flows for the 12 months ended October 31, 2009 was also impacted by offsetting changes in other working capital accounts, most significantly by (1) increases in advance payments for inventory, the net amount due from factor and decreased accounts payable and accrued expenses and (2) decreases in prepaid expenses and accounts receivable. The change in operating cash flows for the 12 months ended October 31, 2008 was also impacted by offsetting changes in other working capital accounts. The cash flow impact of increases in accounts receivable and inventory the cash flow impact of were offset by increased accounts payable and customer billings due from distribution partner.

Investing Cash Flows.  Cash used in investing activities for the years ended October 31, 2010, 2009, and 2008 are primarily related to purchases of computer equipment and leasehold improvements of $0.3 million, $0.1 million, and $0.3 million, respectively.

Financing Cash Flows.  Net cash used in financing activities for the year ended October 31, 2010 was $0.5 million, representing decreased inventory financing.

Net cash generated by financing activities for the year ended October 31, 2009 consists primarily of net proceeds from a public offering of common stock of $8.6 million (see note 11 to the financial statements), and an increase in outstanding borrowings under our purchase order financing agreement, to finance seasonal inventory purchases.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was effective as of October 31, 2010.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm.

Item 9B.	Other Information.

Not applicable.

PART III

The information required by Part III of Form 10-K under the items listed below are incorporated by reference from our definitive proxy statement relating to the 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2010 fiscal year end:

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).
4.1	Securities Purchase and Registration Rights Agreement dated as of August 29, 2007 by and among Majesco Entertainment Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 5, 2007).
4.2	Form of Common Stock Purchase Warrant issued to investors (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 5, 2007).
4.3	Restricted Stock Agreement dated June 7, 2010 between Majesco Entertainment Company and Chris Gray (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2010).
4.4	Warrant Purchase Agreement dated March 29, 2010 between Majesco Entertainment Company and Gerald A. Amato (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 14, 2010).
10.1	Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).
10.2	Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).
10.3	Amendment, dated March 18, 1999, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).
10.4	Amendment, dated September 30, 2004, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).

10.5		Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).
10.6		Master Purchase Order Assignment Agreement, dated July 21, 2000, between Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 22, 2004).
10.7		Sixth Amendment to Master Purchase Order Assignment Agreement, dated September 12, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 22, 2004).
10.8		Seventh Amendment to Master Purchase Order Assignment Agreement, dated October 16, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 22, 2004).
10.9		Eighth Amendment to Master Purchase Order Assignment Agreement, dated April 14, 2004, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 22, 2004).
10.10		Guaranty and Pledge Agreement, dated July 21, 2000, by and among Jesse Sutton, Joseph Sutton, Morris Sutton, Adam Sutton and Transcap Trade Finance (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 22, 2004).
10.11		Amendment, dated October 18, 2005, to Factoring Agreement, dated April 24, 1989, between Majesco Sales, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on February 1, 2006).
10.12		Amendment, dated October 1, 2008, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on January 29, 2009)
#10	.13	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 15, 2009).
#10	.14	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
#10	.15	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
#10	.19	2008 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2008).
#10	.20	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 15, 2008).
#10	.21	Employment Agreement, dated January 8, 2008, between Jesse Sutton and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 13, 2008).
10.23		2009 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2009).
10.24		First Amendment to Lease by and between the Company and the Landlord dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009).
10.25		Form of Personal Indemnification Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 15, 2009).
10.26		Placement Agency Agreement dated September 17, 2009, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2009).
10.27		Form of Subscription Agreement between the Company and each of the investors signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 18, 2009).
10.28		Confidential License Agreement for the Wii Console (Western Hemisphere), effective February 21, 2007, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

10.29		First Amendment to the Confidential License Agreement for the Wii Console (Western Hemisphere), effective January 4, 2010, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2010).
10.30		Add On Content Addendum to the Confidential License Agreement for the Wii Console, effective November 2, 2009, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2010).
10.31		Confidential License Agreement for Nintendo DS (Western Hemisphere), effective May 1, 2005, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on June 14, 2010).
10.32		First Amendment to the Confidential License Agreement for Nintendo DS (Western Hemisphere), effective April 30, 2008, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on June 14, 2010).
10.33		Letter Agreement re: Game Publishing for Nintendo DSI, dated February 25, 2009, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on June 14, 2010).
# 10.34		2010 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 16, 2010).
# 10.35		2011 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2011).
16.1		Letter from Goldstein Golub Kessler LLP (GGK) to the Company, notifying the Company that the partners of GGK became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company, dated October 26, 2007 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on November 1, 2007).
16.2		Letter furnished by Goldstein Golub Kessler LLP in response to the Company’s request, addressed to the Securities and Exchange Commission, dated November 1, 2007, indicating their agreement with the statements contained in the Current Report on Form 8-K filing dated November 1, 2007 (incorporated by reference to Exhibit 16.2 to our Current Report on Form 8-K filed on November 1, 2007).
16.3		Letter from McGladrey & Pullen, LLP regarding change in certifying accountant, dated May 4, 2009 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on May 6, 2009).
16.4		Letter from Amper, Politziner & Mattia, LLP regarding change in certifying accountant, dated August 17, 2010 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on August 20, 2010)
*21	.1	Subsidiaries
*23	.1	Consent of EisnerAmper LLP
*23	.2	Consent of Amper, Politziner & Mattia, LLP
*23	.3	Consent of McGladrey & Pullen, LLP
*31	.1	Certification of Principal Executive Officer
*31	.2	Certification of Principal Financial Officer
*32	.1	Section 1350 Certificate of President and Chief Financial Officer

#	Constitutes a management contract, compensatory plan or arrangement.

*	Filed herewith.

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

Date: January 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Sutton Jesse Sutton	Chief Executive Officer and Director (Principal Executive Officer)	January 31, 2011

/s/ Michael Vesey Michael Vesey	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	January 31, 2011

/s/ Allan I. Grafman Allan I. Grafman	Chairman of the Board	January 31, 2011

/s/ Laurence Aronson Laurence Aronson	Director	January 31, 2011

/s/ Louis Lipschitz Louis Lipschitz	Director	January 31, 2011

/s/ Keith McCurdy Keith McCurdy	Director	January 31, 2011

/s/ Stephen Wilson Stephen Wilson	Director	January 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Majesco Entertainment Company

We have audited the accompanying consolidated balance sheet of Majesco Entertainment Company and Subsidiary (the “Company”) as of October 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Majesco Entertainment Company and Subsidiary at October 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/  EISNERAMPER LLP

January 31, 2011
Edison, New Jersey

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

January 28, 2010
Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Majesco Entertainment Company

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and accumulated other comprehensive loss, and cash flows of Majesco Entertainment Company and subsidiary for the year ended October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Majesco Entertainment Company and subsidiary for the year ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/  MCGLADREY & PULLEN, LLP

McGladrey & Pullen, LLP
New York, New York
January 29, 2009

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$8,004	$11,839
Due from factor	1,015	1,172
Accounts and other receivables, net	725	1,145
Inventory, net	8,418	6,190
Advance payments for inventory	5,454	3,126
Capitalized software development costs and license fees	4,903	3,678
Prepaid expenses	921	847

Total current assets	29,440	27,997
Property and equipment, net	520	447
Other assets	69	83

Total assets	$30,029	$28,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,375	$9,356
Customer billings due to distribution partner	—	230
Inventory financing payables	5,557	6,053
Advances from customers and deferred revenue	945	543

Total current liabilities	17,877	16,182
Warrant liability	144	626
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 39,326,376 and 38,553,740 shares issued and outstanding at October 31, 2010 and 2009, respectively	39	38
Additional paid-in capital	114,824	113,484
Accumulated deficit	(102,333)	(101,361)
Accumulated other comprehensive loss	(522)	(442)

Net stockholders’ equity	12,008	11,719

Total liabilities and stockholders’ equity	$30,029	$28,527

See accompanying notes to consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended October 31,
	2010	2009	2008

Net revenues	$75,648	$94,452	$63,887

Cost of sales
Product costs	38,718	39,699	28,881
Software development costs and license fees	17,524	29,329	11,917
Loss on impairment of software development costs and license fees — future releases	1,021	2,515	—

	57,263	71,543	40,798

Gross profit	18,385	22,909	23,089

Operating costs and expenses
Product research and development	3,347	4,672	3,306
Selling and marketing	8,432	14,618	8,628
General and administrative	8,127	8,557	9,549
Depreciation and amortization	183	263	300
Settlement of litigation and related charges, net	—	404	(1,572)
Loss on impairment of software development costs and license fees — cancelled games	407	966	101

	20,496	29,480	20,312

Operating (loss) income	(2,111)	(6,571)	2,777
Other expenses (income)
Interest and financing costs, net	999	1,318	649
Change in fair value of warrant liability	(482)	415	(1,250)

(Loss) income before income taxes	(2,628)	(8,304)	3,378
Income taxes	(1,656)	(1,115)	26

Net (loss) income	$(972)	$(7,189)	$3,352

Net (loss) income per share:
Basic and diluted	$(0.03)	$(0.24)	$0.12

Weighted average shares outstanding:
Basic and diluted	37,019,750	29,770,382	27,547,211

See accompanying notes to consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other	Net
	$.001 par value		Paid-In	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Loss	Equity

Balance — October 31, 2007	28,675,962	$29	$100,201	$(97,524)	$(115)	$2,591

Issuance of common stock in connection with:
Cost of private placement of securities	—	—	(40)	—	—	(40)
Restricted stock grants — directors	181,397	—	191	—	—	191
Restricted stock grants, net — employees	1,354,731	1	1,132	—	—	1,133
Non-cash compensation charges — stock options	—	—	233	—	—	233
Issuance of warrants for services	—	—	77	—	—	77
Treasury stock — retired	(84,140)	—	(72)	—	—	(72)
Net income	—	—	—	3,352	—	3,352
Foreign currency translation adjustment	—	—	—	—	(328)	(328)

Total comprehensive income		—	—	—	—	3,024

Balance — October 31, 2008	30,127,950	$30	$101,722	$(94,172)	$(443)	$7,137

Issuance of common stock in connection with:
Sale of common stock	6,420,000	6	8,622	—	—	8,628
Settlement of litigation	1,130,000	1	1,411	—	—	1,412
Exercise of warrants	28,807	—	—	—	—	—
Restricted stock grants — directors	234,183	—	229	—	—	229
Restricted stock grants, net — employees	612,800	1	1,384	—	—	1,385
Non-cash compensation charges — stock options	—	—	116	—	—	116
Net loss	—	—	—	(7,189)	—	(7,189)
Foreign currency translation adjustment	—	—	—	—	1	1

Total comprehensive loss		—	—	—	—	(7,188)

Balance — October 31, 2009	38,553,740	$38	$113,484	$(101,361)	$(442)	$11,719

Issuance of common stock in connection with:
Restricted stock grants — directors	261,706	—	218	—	—	218
Restricted stock grants, net — employees	510,930	1	962	—	—	963
Non-cash compensation charges — stock options	—	—	121	—	—	121
Warrants issued for services	—	—	39	—	—	39
Net loss	—	—	—	(972)	—	(972)
Foreign currency translation adjustment	—	—	—	—	(80)	(80)

Total comprehensive loss		—	—	—	—	(1,052)

Balance — October 31, 2010	39,326,376	$39	$114,824	$(102,333)	$(522)	$12,008

See accompanying notes to consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(972)	$(7,189)	$3,352
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	(482)	415	(1,250)
Depreciation and amortization	183	263	315
Provision for price protection	3,226	5,363	2,556
Amortization of capitalized software development costs and prepaid license fees	6,543	13,418	6,122
Non-cash compensation expense	1,301	1,730	1,558
Warrant issued for services	39	—	77
Write-off of accounts receivable	—	—	255
Share-based litigation settlement	—	404	(1,572)
Loss on asset disposals	27	—	—
Loss on impairment of software development costs and license fees	1,428	3,481	101
Changes in operating assets and liabilities
Due to/from factor — net	(3,325)	(7,186)	(3,100)
Accounts and other receivables	618	1,368	(2,806)
Inventory	(2,243)	(412)	(1,769)
Capitalized software development costs and prepaid license fees	(9,197)	(13,741)	(10,362)
Advance payments for inventory	(2,328)	(2,875)	662
Prepaid expenses and other assets	(66)	874	(1,512)
Accounts payable and accrued expenses	2,041	(779)	3,314
Litigation settlement	—	(700)	—
Customer billings due to distribution partner	(230)	(1,257)	1,487
Advances from customers	402	245	(126)

Net cash used in operating activities	(3,035)	(6,578)	(2,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(283)	(146)	(314)

Net cash used in investing activities	(283)	(146)	(314)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock, net of expenses	—	8,628	—
Treasury stock — retired	—	—	(72)
Inventory financing	(496)	4,513	1,540
Proceeds from private placement, net of expenses	—	—	(40)

Net cash (used in) provided by financing activities	(496)	13,141	1,428

Effect of exchange rates on cash and cash equivalents	(21)	(83)	(188)

Net (decrease) increase in cash and cash equivalents	(3,835)	6,334	(1,772)
Cash and cash equivalents — beginning of year	11,839	5,505	7,277

Cash and cash equivalents — end of year	$8,004	$11,839	$5,505

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$1,006	$1,322	$676

Cash paid during the year for income taxes	$—	$1	$—

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in payment of accounts payable	$—	$459	$—

See accompanying notes to consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The following financial statements present the financial results of Majesco Entertainment Company and Majesco Europe Limited, its wholly owned subsidiary, (“Majesco” or “the Company”) on a consolidated basis.

2.	PRINCIPAL BUSINESS ACTIVITY

The Company is a provider of video game products primarily for the family oriented, mass-market consumer. It sells its products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and the personal computer, or PC. It also publishes games for numerous digital platforms, including mobile platforms like iPhone, iPad and iPod Touch, as well as online platforms such as Facebook.

The Company’s video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, it focuses on publishing more casual games targeting mass-market consumers. In some instances, its titles are based on licenses of well known properties and, in other cases based on original properties. The Company collaborates and enters into agreements with content providers and video game development studios for the creation of its video games.

The Company’s operations involve similar products and customers worldwide. These products are developed and sold domestically and internationally. The Company may also enter into agreements with licensees, particularly for sales of its products internationally. The Company is centrally managed and its chief operating decision makers, the chief executive and other officers, use consolidated and other financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment.

Net sales by geographic region were as follows:

	Years Ended October 31,
	2010	%	2009	%	2008	%
	(in thousands)

United States	$73,817	97.6%	$90,428	95.7%	$57,932	90.7%
Europe	1,831	2.4%	4,024	4.3%	5,955	9.3%

Total	$75,648	100.0%	$94,452	100.0%	$63,887	100.0%

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The ASC did not create any new GAAP standards but incorporated existing accounting and reporting standards into a topical structure with a new referencing system to identify authoritative accounting standards, replaced the prior references.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records revenue for distribution agreements where it is acting as an agent as defined by ASC Topic 605, Revenue Recognition, Subtopic 45, Principal Agent Considerations, on a net basis. The Company has recorded approximately $0.0 million, $0.3 million and $0.3 million of fees from a distribution partner for each of the years ended October 31, 2010, 2009 and 2008, respectively, approximately $0 and $0.1 million in accounts receivable due from its factor at October 31, 2010 and 2009, respectively, and $0 and $0.2 million in billings payable to its distribution partner at October 31, 2010 and 2009, respectively, related to its activities as an agent.

The Company generally sells its products on a no-return basis, although in certain instances, the Company provides price protection or other allowances on certain unsold products. Price protection, when granted and applicable, allows customers a partial credit against amounts they owe the Company with respect to merchandise unsold by them. Revenue is recognized, and accounts receivable is presented, net of estimates of these allowances.

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

Sales incentives or other consideration given by the Company to customers that are considered adjustments of the selling price of its products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for benefits received, such as the appearance of the Company’s products in a customer’s national circular ad, are reflected as selling and marketing expenses, in accordance with, Accounting Standards Codification (“ASC”) 605-50, Customer Payments and Incentives.

Shipping and handling, which consist principally of transportation charges incurred to move finished goods to customers, amounted to $0.4 million, $1.0 million and $0.8 million and are included in selling expenses for the years ended October 31, 2010, 2009 and 2008, respectively.

In certain instances, customers and distributors provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers. Advances are classified as advances from customers and deferred revenue in the accompanying balance sheet.

Capitalized Software Development Costs and License Fees.  Software development costs include fees, in the form of milestone payments made to independent software developers and licensors, and, prior to its closing in July 2009, direct payroll and overhead costs for the Company’s internal development studio. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date.

The amortization period for capitalized software development costs and prepaid license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and prepaid license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to cost of sales as software development costs and license fees — future release, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to general and administrative expenses. If the Company was required to write off licenses, due to changes in market conditions or product acceptance, its results of operations could be materially adversely affected.

Prepaid license fees and milestone payments made to the Company’s third party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.

Advertising Expenses.  The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the advertisement. Advertising costs charged to operations were $2.4 million, $6.4 million and $1.6 million for the years ended October 31, 2010, 2009 and 2008, respectively.

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

Stock Based Compensation.  Stock based compensation consists primarily of expenses related to the issuance of stock options and restricted stock grants. Stock options are granted to employees or

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over two to three years and have a term of seven years. Compensation expense for stock options is recognized on a straight line basis over the vesting period of the award, based on the fair value of the option on the date of grant.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	October 31,	October 31,	October 31,
	2010	2009	2008

Risk free annual interest rate	1.3%	2.2%	3.3%
Expected volatility	74%	76%	65%
Expected life	4.25 years	4.25 years	4.25 years
Assumed dividends	None	None	None

Restricted stock grants are granted to directors and employees and have a vesting period of six months to three years. The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period.

Non cash compensation expenses related to stock options and restricted stock grants are recorded in general and administrative expenses in the accompanying statements of operations.

See note 15 for a full discussion of stock based compensation arrangements.

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

Property and equipment.  Property and equipment is stated at cost. Depreciation and amortization is being provided for by the straight-line method over the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements is provided for over the shorter of the term of the lease or the life of the asset.

Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are price protection and other estimated customer allowances,

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the valuation of inventory and the recoverability of advance payments for software development costs and intellectual property licenses. Actual results could differ from those estimates.

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

Earnings (loss) per share.  Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per common share has not been presented for the periods because the impact of the conversion or exercise, as applicable, of the following warrants and stock options outstanding at the end of each period would be anti-dilutive either due to net losses or the antidilutive effect of the exercise of stock options and warrants after applying the treasury stock method due to an exercise price in excess of fair market value (see notes 13 and 15).

	October 31,
	2010	2009	2008

Warrants	2,226,469	2,201,469	2,311,469
Stock options	1,699,216	1,483,929	1,352,610
Restricted stock	1,749,535	1,895,180	2,218,373

Reclassifications.  For comparability, certain 2008 and 2009 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2010.

Commitments and Contingencies.  The Company records a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. If these arrangements are disrupted, the Company’s operations could be adversely affected.

Fair Value.  The carrying value of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable, and accrued expenses, due to factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity.

Recent Accounting Pronouncements.

Amendments to Variable Interest Entity Guidance — In June 2009, the FASB issued ASC Topic 860-10-65, Accounting for Transfers of Financial Assets. The standard removes the concept of a qualifying special purpose entity from ASC Topic 860, Transfers and Servicing, and eliminates the exception for qualifying special purpose entities from consolidation guidance. In addition, the standard establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale. If a transfer does not meet established sale conditions, the transferor and transferee must account for the transaction as a secured borrowing. An enterprise that continues to transfer portions of a financial asset that do not meet the established sale conditions would be eligible to record a sale only after it has transferred all of its interest in that asset. The effective date is fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt the provisions in the first quarter of fiscal 2011. The Company is still evaluating the impact that the adoption of this new guidance will have on its consolidated financial position, cash flows and results of operations.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB issued new guidance related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. These new rules will become effective, on a prospective basis, for the Company on November 1, 2010. The Company is still evaluating the impact that the adoption of this new guidance will have on its consolidated financial position, cash flows and results of operations.

Certain Revenue Arrangements That Include Software Elements — In October 2009, the FASB issued new guidance that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality and instead have these types of transactions be accounted for under other accounting literature in order to determine whether the software and non-software components function together to deliver the product’s essential functionality. These new rules will become effective, on a prospective basis, for the Company on November 1, 2010. The Company is still evaluating the impact that the adoption of this new guidance will have on its consolidated financial position, cash flows and results of operations.

Fair Value — In January 2010, the FASB issued an update to ASC 820-10, Measuring Liabilities at Fair Values. The update to ASC 820-10 requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales issuances and settlements. The update to ASC 820-10 was adopted by the Company in 2010, except for the gross presentation of the Level 3 rollforward which will be adopted by the Company in fiscal year 2011. The Company is currently evaluating the impact of the update to ASC 820-10, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

4.	FAIR VALUE

As of November 1, 2009, the Company adopted the guidance for Fair Value Measurements which establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
	October 31,	for Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Money market funds	$1,045	$1,045	$—	$—
Bank- deposit	$6,959	$6,959	$—	$—

Total financial assets	$8,004	$8,004	$—	$—

Liabilities:
Warrant liability	$144	$—	$—	$144

Total financial liabilities	$144	$—	$—	$144

On September 5, 2007, the Company issued warrants in connection with a private placement of its common stock. The warrants have an exercise price of $2.04 per share and a term of five years. The warrants contain provisions that may require settlement by transferring assets under certain change of control circumstances. Therefore, they are classified as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.

The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non-cash charge or gain to earnings each period. The warrants were valued at $144,000 and $626,000 at October 31, 2010 and 2009, respectively. The Company recorded a non-cash gain of $482,000 and a non-cash charge of $415,000 in the years ended October 31, 2010 and 2009, respectively, due to the change in fair value of warrants. The Company used the Black-Scholes method to value the warrants, assuming volatility ranging from 65.4% to 76.1%, a life of 2.4 to 5 years, and a risk-free rate ranging from 0.4% to 4.16%.

The following table is a rollforward of the fair value of the warrants, as to which fair value is determined by Level 3 inputs:

	Year	Year
	Ended	Ended
	October 31,	October 31,
Description	2010	2009
	(in thousands)

Beginning balance	$626	$211
Total loss (gain) included in net loss	(482)	415

Ending balance	$144	$626

The carrying value of accounts receivable, accounts payable and accrued expenses, due from factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity.

5.	FACTORED RECEIVABLES

The Company uses a factor to approve credit and to collect the proceeds from a substantial portion of its sales. Under the terms of the agreement, the Company sells to the factor and the factor purchases from the Company eligible accounts receivable.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Company’s factoring agreement, the Company sells its accounts receivable to the factor. The factor, in its sole discretion, determines whether or not it will accept the credit risk associated with a receivable. If the factor does not accept the credit risk on a receivable, the Company may sell the accounts receivable to the factor while retaining the credit risk. In both cases, the Company surrenders all rights and control over the receivable to the factor. However, in cases where the Company retains the credit risk, the amount can be charged back to the Company in the case of non-payment by the customer, though this has only infrequently occurred. The factor is required to remit payments to the Company for the accounts receivable purchased from it, provided the customer does not have a valid dispute related to the invoice. The amount remitted to the Company by the factor equals the invoiced amount, adjusted for allowances and discounts the Company has provided to the customer, less factor charges of 0.45 to 0.5% of the invoiced amount.

The Company reviews the collectability of accounts receivable for which it holds the credit risk quarterly, based on a review of an aging of open invoices and payment history, to make a determination if any allowance for bad debts is necessary.

In addition, the Company may request that the factor provide it with cash advances based on its accounts receivable and inventory, up to a maximum of $20 million. The factor may either accept or reject the Company’s request for advances at its discretion. Generally, the factor allowed the Company to take advances in an amount equal to 70% of net accounts receivable, plus 60% of the Company’s inventory balance up to a maximum of $2.5 million. Occasionally, the factor allows the Company to take advances in excess of these amounts for short term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2010 and 2009, the Company had no excess advances outstanding.

Amounts to be paid to the Company by the factor for any accounts receivable are offset by any amounts previously advanced by the factor. The interest rate is prime plus 1.5%, annually, subject to a 5.5% floor. In certain circumstances, an additional 1.0% annually is charged for advances against inventory.

Approximately $13.8 million of accounts receivable was sold to the factor at October 31, 2010, of which the Company assumed credit risk of approximately $1.4 million. Approximately $19.3 million of accounts receivable was sold to the factor at October 31, 2009, of which the Company assumed credit risk of approximately $6.9 million.

The Company also utilizes purchase order financing through the factor, up to a maximum of $2.0 million, to provide funding for the manufacture of its products (see Note 10). In connection with these arrangements, the factor has a security interest in substantially all of the Company’s assets. The factor charges 0.5% of invoiced amounts, subject to certain minimum charges per invoice, for these credit and collection services.

Due from factor consists of the following:

	October 31,
	(in thousands)
	2010	2009

Accounts receivable sold to factor	$13,754	$19,307
Less: allowances	(3,298)	(4,380)
advances from factor	(9,441)	(13,755)

	$1,015	$1,172

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the adjustments to the price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor:

	Year Ended October 31,
	(in thousands)
	2010	2009	2008

Balance — beginning of year	$(4,380)	$(3,359)	$(3,105)
Add: provisions	(3,482)	(5,031)	(2,556)
Less: amounts charged against allowance	4,564	4,010	2,302

Balance — end of year	$(3,298)	$(4,380)	$(3,359)

6.	ACCOUNTS RECEIVABLE

The following table presents the major components of accounts receivable:

	October 31,
	(in thousands)
	2010	2009

Trade receivables	$726	$1,388
Allowances	(25)	(295)
Other	24	52

	$725	$1,145

7.	PREPAID EXPENSES

The following table presents the major components of prepaid expenses:

	October 31,
	(in thousands)
	2010	2009

Prepaid media advertising	$746	$627
Other	175	220

	$921	$847

8.	PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net:

	October 31,
	(in thousands)
	2010	2009

Computers and software	$2,699	$2,695
Furniture and equipment	739	520
Leasehold improvements	150	150

	3,588	3,365
Accumulated depreciation	(3,068)	(2,918)

	$520	$447

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses:

	October 31,
	(in thousands)
	2010	2009

Accounts payable-trade	$4,856	$4,029
Royalty and software development	5,517	4,152
Sales commissions	120	197
Salaries and other compensation	592	648
Other accruals	290	330

	$11,375	$9,356

10.	INVENTORY FINANCING PAYABLE

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

11.	COMMON STOCK OFFERING

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

12.	WARRANT LIABILITY

On September 5, 2007, the Company completed a private placement of 3,966,668 units, each consisting of one share of common stock and a warrant to purchase 0.4 shares of common stock, in which the Company raised $6.0 million in gross proceeds.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company initially allocated $2.1 million of the proceeds received in the transaction to the warrants based on the fair values of the warrants on the date of the transaction. The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non cash charge or gain to earnings each period. The warrants were valued at $0.1 million, $0.6 million and $0.2 million at October 31, 2010, 2009 and 2008, respectively, due to fluctuations in the Company’s stock price. This resulted in a non-cash gain of $0.5 million, a non-cash loss of $0.4 million, and a non-cash gain of $1.3 million due to the change in fair value of warrants during the years ended October 31, 2010, 2009 and 2008, respectively. The Company used the Black-Scholes method to value the warrants (see note 4 for assumptions).

13.	COMMON STOCK PURCHASE WARRANTS

The following table sets forth the number shares of common stock purchasable under outstanding stock purchase warrants at October 31, 2010 and 2009.

Issued in			Exercise	October 31,	October 31,
connection with	Issue date	Expiration date	Price	2010	2009

Equity financing	September 5, 2007	March 5, 2013	$2.04	1,697,735	1,697,735
Consulting services	June 14, 2006	May 31, 2013	$1.55	40,000	40,000
Consulting services	November 1, 2007	July 31, 2010	$2.07	—	75,000
Consulting services	March 29, 2010	March 28,2015	$1.06	100,000	—

				1,837,735	1,812,735

Additionally, in connection with the September 5, 2007 equity financing, the Company issued a unit purchase option, to purchase at $1.50 per share, units consisting of (1) 277,667 shares of common stock, and (2) warrants to purchase up to 111,067 shares of common stock at $2.04, with terms identical to the warrants issued in the financing.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

The (benefit) provision for income taxes for the years ended October 31, 2010, 2009 and 2008 consists of:

	October 31,
	(in thousands)
	2010	2009	2008

Current:
Federal	$—	$—	$26
State	(1,656)	(1,115)	—
Deferred:
Federal	(403)	(2,273)	953
State	(84)	(484)	186
Impact of change in effective tax rates on deferred taxes	1,312	(1,760)	—
Less: valuation allowance	(825)	4,517	(1,139)

	$(1,656)	$(1,115)	$26

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2010, 2009 and 2008 relates to the following:

	2010		2009		2008
	(in thousands)	Percent of	(in thousands)	Percent of	(in thousands)	Percent of
	Amount	Pretax income	Amount	Pretax income	Amount	Pretax income

Tax (benefit) at federal statutory rate	$(894)	(34)%	$(2,823)	(34)%	$1,149	34%
State income taxes, net of federal income taxes	(84)	(3)%	(515)	(6)%	223	7%
Effect of permanent items	433	17%	581	7%	(207)	(6)%
Sale of state net operating losses	(1,656)	(63)%	(1,115)	(13)%	—	—
Change in valuation allowance	(825)	(32)%	4,517	54%	(1,139)	(34)%
Reduction of deferred benefit of state net operating losses	1,312	50%	1,608	19%	—	—
Impact of change in effective tax rate on deferred taxes and other	58	2%	(3,368)	(40)%	—	—

	$(1,656)	(63)%	$(1,115)	(13)%	$26	1%

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income tax assets (liabilities) were as follows:

	October 31,
	(in thousands)
	2010	2009

Impairment of capitalized software development costs and prepaid license fees not currently deductible	$209	$1,004
Depreciation and amortization	17	—
Impairment of inventory	80	103
Compensation expense not deductible until options are exercised	1,715	1,669
All other temporary differences	471	852
Net operating loss carry forward	30,314	30,003
Less valuation allowance	(32,806)	(33,631)

Deferred tax asset	$—	$—

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

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards available for income tax purposes at October 31, 2010 amounts to approximately $82.6 million and expires between 2025 and 2030 for federal income taxes, and approximately $36.1 million for state income tax.

The Company files income tax returns in the U.S., various states and the United Kingdom. As of October 31, 2010, the Company had no unrecognized tax benefits, which would impact its tax rate if recognized. As of October 31, 2010, the Company had no accrual for the potential payment of penalties. As of October 31, 2010, the Company was not subject to any U.S. federal, state or foreign income tax examinations. The Company’s U.S. federal tax returns have been examined for the tax years 2003 through 2004, and income taxes for Majesco Europe Limited have been examined for the year ended October 31, 2006 in the United Kingdom with the results of such examinations being reflected in the Company’s results of operations as of October 31, 2010. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months.

In the years ended October 31, 2010 and 2009, the Company received proceeds of approximately $1.7 million and $1.1 million, respectively, from the sale of the rights to approximately $21.2 million and $25.9 million, respectively, of New Jersey state income tax net operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority, which is reflected as an income tax benefit in the consolidation statement of operations.

15.	STOCK-BASED COMPENSATION ARRANGEMENTS

On February 13, 2004, the stockholders approved a stock option plan that provides for the granting of stock-based awards. The plan covers employees, directors and consultants and provides for among other things, the issuance of restricted stock, non-qualified options and incentive stock options. On June 8, 2005, the Company’s stockholders and Board of Directors approved the amendment and

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restatement to the Company’s 2004 Employee, Director and Consultant Stock Plan (renamed 2004 Employee, Director and Consultant Incentive Plan) (the “Plan”) to: (a) increase the number of shares of common stock reserved for issuance under the Plan by 4,000,000; (b) add a share-counting formula to the Plan pursuant to which each share issued under restricted stock or other awards, other than options or stock appreciation rights, counts against the number of total shares available under the Plan as 1.3 shares, and each share issued as options or stock appreciation rights counts against the total shares available under the Plan as one share; (c) increase the share limitation on the number of awards that may be granted to any participant in any fiscal year to 1,000,000; (d) add provisions for the grant of cash awards and other types of equity based awards; and (e) delete a provision allowing for the repricing of awards. On June 11, 2007, the Company’s stockholders and Board of Directors approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan by 4,000,000, and on April 21, 2009 the Company’s stockholders and Board of Directors approved an amendment to the Plan to increase the number of common shares available for issuance under the Plan by 3,000,000 shares.

As of October 31, 2010, the Company had reserved 10.6 million shares of common stock for issuance under the Plan, of which 1.7 million are available for future issuance.

A summary of the status of the Company’s outstanding stock options as of October 31 and changes during the years then ended is presented below:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number Of	Exercise	Number Of	Exercise	Number Of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,483,929	$5.24	1,352,610	$5.61	1,167,191	$6.78
Granted	289,475	$0.68	144,079	$1.88	239,133	$0.89
Cancelled	(74,188)	$3.23	(12,760)	$6.14	(53,714)	$9.92
Exercised	—	—	—	—	—	—

Outstanding at end of year	1,699,216	$4.55	1,483,929	$5.24	1,352,610	$5.61

Options exercisable at year-end	1,362,440	$5.46	1,252,103	$5.94	1,051,736	$6.91

Weighted-average fair value of options granted during the year		$0.38		$1.12		$0.58

The fair value of options granted during the year ended October 31, 2010 was $110,000.

The intrinsic value of options shares outstanding at October 31, 2010 was $0 based on estimated fair value of $0.62 per share.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about outstanding stock options at October 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.68	289,475	6.8	$0.68	—	$—
$0.89	210,147	4.8	$0.89	210,147	$0.89
$1.17 and $2.80	403,496	3.4	$1.77	356,193	$1.69
$3.20	363,685	1.8	$3.20	363,685	$3.20
$7.23 to $8.00	100,000	1.7	$7.23	100,000	$7.33
$13.30	282,416	0.4	$13.30	282,416	$13.30
$14.00 to $28.00	49,997	0.9	$19.96	49,997	$19.96

$0.68 to $28.00	1,699,216	3.1	$4.55	1,362,438	$5.46

The weighted average contractual term of exercisable options outstanding at October 31, 2010 was 2.3 years.

			Weighted-Average
			Remaining
		Weighted-Average	Contractual
	Number	Fair Value at	Life
	Outstanding	Grant Date	(Years)

Non-Vested shares at October 31, 2009	231,826	$0.88	6.4
Options Granted	289,475	$0.38	6.8
Options Vested	(161,919)	$0.70	5.0
Non-vested options forfeited or expired	(22,606)	$0.80	5.2

Non-Vested shares at October 31, 2010	336,776	$0.50	6.6

As of October 31, 2010 and 2009, there was approximately $0.1 million and $0.2 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.4 and 1.2 years, respectively. The total fair value of shares vested during October 31, 2010 was $0.1 million.

A summary of the status of the Company’s restricted stock grants for the 12 months ended October 31, 2010, 2009 and 2008 is as follows:

	October 31,	October 31,	October 31,
	2010	2009	2008

Balance at beginning of period	1,895,180	2,218,373	1,411,470
Granted	1,243,467	955,183	1,546,397
Vested	(1,040,566)	(1,187,740)	(711,661)
Cancelled	(348,546)	(90,636)	(27,833)

Outstanding at end of period	1,749,535	1,895,180	2,218,373

The fair value of restricted shares granted during the years ended October 31, 2010, 2009 and 2008 was $0.9 million, $1.8 million and $1.5 million, respectively.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2010, there was approximately $1.5 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

On March 29, 2010, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to a consultant in consideration for services, under the Plan. The warrants are exercisable at an exercise price of $1.06 at any time over a five-year period.

On July 21, 2006, the Company issued warrants to purchase an aggregate of 150,000 shares of common stock to a consulting firm in consideration for services, under the Plan. On June 12, 2009, warrants for 110,000 shares were exercised, resulting in the issuance of approximately 29,000 shares of common stock on the basis of a cashless exercise.

16.	EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering all eligible employees.

The Company charged to operations $81,000, $75,000 and $66,000 for contributions to the retirement plan for the years ended October 31, 2010, 2009 and 2008, respectively.

Certain stockholders and key employees of the Company serve as trustees of the plan.

17.	MAJOR CUSTOMERS

Sales to Wal-Mart, Inc. represented approximately 20%, 18% and 13% of net revenues in 2010, 2009 and 2008, respectively. Sales to GameStop represented approximately 12%, 16% and 17% of net revenues in 2010, 2009 and 2008, respectively. Sales to Best Buy represented approximately 10%, 14% and 13% of sales in 2010, 2009 and 2008, respectively. Sales to Target represented approximately 10%, 11% and 11% of sales in 2010, 2009 and 2008, respectively. Sales to Cokem represented approximately 20%, 9% and 10% of sales in 2010, 2009 and 2008, respectively.

18.	CONTINGENCIES AND COMMITMENTS

Commitments

At October 31, 2010, the Company was committed under agreements with certain software developers for future milestone payments aggregating $4.1 million. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. In addition, the Company may have to pay royalties for products sold. These payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.

The Company is obligated under non-cancelable operating leases for administrative offices, automobiles, and equipment expiring at various dates through 2015. The future aggregate minimum rental commitments exclusive of required payments for operating expenses are as follows:

Year ending October 31,	(in thousands)

2011	$276
2012	276
2013	260
2014	267
2015	74

$1,153

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total rent expense amounted to $433,000, $767,000 and $655,000 for the years ended October 31, 2010, 2009 and 2008, respectively.

The Company has entered into “at will” employment agreements with several key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and equity grants. These agreements also contain provisions related to severance terms and change of control provisions.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement. The gain of $0.3 million resulting from the difference between the fair value of the stock issued and the legal expenses, which had been recorded as general and administrative expenses during prior periods, was included in Settlement of Litigation and related charges, net, for the year ended October 31, 2009.

The Company at times may be a party to claims and suits in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of any current routine claims will not have a material adverse effect on the Company’s business, financial condition, and results of operations or liquidity.

19.	EXIT COSTS AND WORKFORCE REDUCTION

In July 2009, the decision was made to close the Company’s development studio located in California. After a reduction of the studio’s performance, and changes in the availability and cost of development with the Company’s third party partners, management believed that closing the studio and taking advantage of these external opportunities represented a better value for the Company. As a result, the Company incurred approximately $0.2 million in severance and lease termination costs, which were recorded as a charge to product research and development expenses in the year ended October 31, 2009.

During January 2010, Company management initiated a plan of restructuring to better align its workforce to its revised operating plans. As part of the plan, the Company reduced its personnel count by 16 employees, representing 17% of its workforce. The Company recorded charges of approximately $0.4 million in the year ended October 31, 2010 in connection with the terminations, which consist primarily of severance and unused vacation payments. The expenses are included in operating costs and expenses as shown in the table below:

Year Ended
October 31, 2010
(in thousands)

Product research and development	$90
Selling and Marketing	243
General and Administrative	70

Total	$403

The Company has no remaining obligations related to these activities.

20.	RELATED PARTY TRANSACTIONS

The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13,000. Mr. Sutton was also eligible to receive a commission in an amount equal to 2% of net sales to certain accounts before January 1, 2010. Commissions were recorded when the sales occurred, but were not paid until payments of the related accounts receivable are received from customers. Consulting expenses for the year ended October 31, 2009 include $28,000 of fees earned in each of November and December of 2008 under Mr. Sutton’s prior agreement which expired on December 31, 2008.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes expense to Morris Sutton,:

	Year Ended
	October 31,
	(in thousands)
	2010	2009	2008

Consulting	$150	$213	$350
Commissions	131	189	111
Business expenses	11	6	49

Total	$292	$408	$510

The Company had accounts payable and accrued expenses of approximately $0, $37,000 and $30,000 as of October 31, 2010, 2009 and 2008, respectively, under the agreement with Morris Sutton.

The Company entered into an agreement with a Board member, effective March 2010, to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10,000. For the year ended October 31, 2010, consulting fees incurred under the agreement amounted to $73,000.