Form 10-Q
period 2011-01-31
MAJESCO ENTERTAINMENT CO
filed 2011-03-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 4, 2011, there were 39,655,860 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
January 31, 2011 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	January 31,	October 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,889	$8,004
Due from factor	13,769	1,015
Accounts and other receivables, net	844	725
Inventory, net	7,240	8,418
Advance payments for inventory	643	5,454
Capitalized software development costs and license fees	3,521	4,903
Prepaid expenses	486	921

Total current assets	34,392	29,440
Property and equipment, net	551	520
Other assets	69	69

Total assets	$35,012	$30,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,768	$11,375
Inventory financing payables	84	5,557
Advances from customers	555	945

Total current liabilities	15,407	17,877
Warrant liability	560	144
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 39,519,707 and 39,326,376 shares issued and outstanding at January 31, 2011 and October 31, 2010, respectively	40	39
Additional paid-in capital	115,100	114,824
Accumulated deficit	(95,571)	(102,333)
Accumulated other comprehensive loss	(524)	(522)

Net stockholders’ equity	19,045	12,008

Total liabilities and stockholders’ equity	$35,012	$30,029

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share amounts)

	Three Months Ended
	January 31
	2011	2010
Net revenues	$48,466	$29,206

Cost of sales
Product costs	20,823	11,728
Software development costs and license fees	8,012	7,867
Loss on impairment of software development costs and license fees-future releases	—	905

	28,835	20,500

Gross profit	19,631	8,706

Operating costs and expenses
Product research and development	1,230	934
Selling and marketing	7,009	3,056
General and administrative	3,308	2,124
Depreciation and amortization	45	53

	11,592	6,167

Operating income	8,039	2,539
Other expenses (income)
Interest and financing costs, net	710	497
Change in fair value of warrants	416	(202)

Income before income taxes	6,913	2,244
Income taxes	151	(1,563)

Net income	$6,762	$3,807

Net income per share:
Basic	$0.18	$0.10

Diluted	$0.18	$0.10

Weighted average shares outstanding:
Basic	37,638,705	36,808,062

Diluted	37,732,220	36,829,239

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,762	$3,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	53
Change in fair value of warrants	416	(202)
Non-cash compensation expense	276	522
Loss on disposal of assets	—	19
Provision for price protection and customer allowances	1,887	1,169
Amortization of software development costs and license fees	2,784	2,186
Loss on impairment of software development costs and license fees	25	905
Changes in operating assets and liabilities:
Due from factor	(14,238)	(6,671)
Accounts and other receivables	(521)	(645)
Inventory	1,178	2,599
Capitalized software development costs and license fees	(1,427)	(1,957)
Advance payments for inventory	4,811	2,472
Prepaid expenses and other assets	435	304
Accounts payable and accrued expenses	3,394	2,741
Advances from customers and other liabilities	(391)	(374)

Net cash provided by operating activities	5,436	6,928

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(77)	(4)

Net cash used in investing activities	(77)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Inventory financing	(5,472)	(6,053)

Net cash used in financing activities	(5,472)	(6,053)

Effect of exchange rates on cash and cash equivalents	(2)	(7)

Net (decrease) increase in cash and cash equivalents	(115)	864
Cash and cash equivalents — beginning of period	8,004	11,839

Cash and cash equivalents — end of period	$7,889	$12,703

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$710	$497

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share amounts)
1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION
     The accompanying financial statements present the financial results of Majesco Entertainment Company and Majesco Europe Limited, its wholly-owned subsidiary, (“Majesco” or “the Company”) on a consolidated basis.
     The Company is a provider of video game products primarily for the family-oriented, mass-market consumer. It sells its products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP, Microsoft’s Xbox 360 and the personal computer, or PC. It also publishes games for numerous digital platforms, including mobile platforms such as iPhone, iPad and iPod Touch, as well as online platforms such as Facebook.
     The Company’s video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, the Company focuses on publishing more casual games targeting mass-market consumers. In some instances, its titles are based on licenses of well-known properties and, in other cases based on original properties. The Company enters into agreements with content providers and video game development studios for the creation of its video games.
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
     Net revenues by geographic region were as follows:

	Three Months Ended January 31,
	2011	%	2010	%
United States	$48,300	100%	$27,959	95.7%
Europe	166	0%	1,247	4.3%

Total	$48,466	100%	$29,206	100.0%

     The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended October 31, 2010 filed with the Securities and Exchange Commission on Form 10-K on January 31, 2011.
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
     In addition, some of the Company’s software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).
     When the Company enters into license or distribution agreements that provide for multiple copies of games in exchange for guaranteed amounts, revenue is recognized in accordance with the terms of the agreements, generally upon delivery of a master copy, assuming our performance obligations are complete and all other recognition criteria are met, or as per-copy royalties are earned on sales of games.
     Capitalized Software Development Costs and License Fees. Software development costs include fees, in the form of milestone payments made to independent software developers and licensors. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.
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
     The amortization period for capitalized software development costs and prepaid license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and prepaid license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to cost of sales-software development costs and license fees — future release, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to general and administrative expenses. If the Company was required to write off licenses, due to changes in market conditions or product acceptance, its results of operations could be materially adversely affected.

     Prepaid license fees and milestone payments made to the Company’s third party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.
     Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are price protection and customer allowances, the valuation of inventory and the recoverability of advance payments for software development costs and intellectual property licenses. Actual results could differ from those estimates.
     Income Per Share. Basic income per share of common stock is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Basic income per share excludes the impact of unvested shares of restricted stock issued as long term incentive awards to directors, officers and employees. Diluted income per share reflects the potential impact of common stock options and unvested shares of restricted stock and outstanding common stock purchase warrants that have a dilutive effect.
     The table below provides a reconciliation of basic and diluted average shares outstanding, after applying the treasury stock method.

	Three Months Ended
	January 31,
	2011	2010
Basic weighted average shares outstanding	37,638,705	36,808,062
Common stock options	47,785	21,177
Non-vested portion of restricted stock grants	45,730	—

Diluted weighted average shares outstanding	37,732,220	36,829,239

The table below provides total potential shares outstanding, including those that are anti-dilutive, at the end of each reporting period:

	January 31,	January 31,
	2011	2010
Shares issuable under common stock warrants	2,226,470	2,201,469
Shares issuable under stock options	1,699,216	1,462,752
Non-vested portion of restricted stock grants	1,878,917	1,748,022

	5,804,603	5,412,243

     The Company issued 193,331 and 57,289 shares of restricted stock during the three months ended January 31, 2011 and 2010, respectively, and cancelled 0 and 21,984 shares during the same respective periods. The Company values shares of restricted stock at fair value as of the grant date.
     Reclassifications. For comparability, certain 2010 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2011.
     Commitments and Contingencies. The Company records a liability for commitments and contingencies when the amount is both probable and reasonably estimable.
Recent Accounting Pronouncements
     Amendments to Variable Interest Entity Guidance — In June 2009, the Financial Accounting Standards Board, or FASB, issued ASC Topic 860-10-65, Accounting for Transfers of Financial Assets. The standard removes the concept of a qualifying special purpose entity from ASC Topic 860, Transfers and Servicing, and eliminates the exception for qualifying special purpose entities from consolidation guidance. In addition, the standard establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale. If a transfer does not meet established sale conditions, the transferor and transferee must account for the transaction as a secured borrowing. An enterprise that continues to transfer portions of a financial asset that do not meet the established sale conditions would be eligible to record a sale only after it has transferred all of its interest in that asset. The effective date is fiscal years beginning after November 15, 2009. Accordingly, the Company adopted the provisions in the first quarter of fiscal 2011. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

     Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB issued new guidance related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable. These new rules became effective, on a prospective basis, for the Company on November 1, 2010. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.
     Certain Revenue Arrangements That Include Software Elements — In October 2009, the FASB issued new guidance that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality and instead have these types of transactions be accounted for under other accounting literature in order to determine whether the software and non-software components function together to deliver the product’s essential functionality. These new rules became effective, on a prospective basis, for the Company on November 1, 2010. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.
     Fair Value — In January 2010, the FASB issued an update to ASC 820-10, Measuring Liabilities at Fair Values. The update to ASC 820-10 requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales issuances and settlements. The update to ASC 820-10 was adopted by the Company in 2010, except for the gross presentation of the Level 3 rollforward, which will be adopted by the Company in fiscal year 2011. The Company does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.
3. FAIR VALUE
     The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

		Quoted prices		Significant
		in active markets	Significant other	unobservable
		for identical assets	observable inputs	inputs
	January 31, 2011	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$7,045	$7,045	$—	$—
Bank- deposit	$844	$844	$—	$—

Total financial assets	$7,889	$7,889	$—	$—

Liabilities:
Warrant liability	$560	$—	$—	$560

Total financial liabilities	$560	$—	$—	$560

     The Company has outstanding warrants that may require settlement by transferring assets under certain change of control circumstances. These warrants are classified as liabilities in the accompanying balance sheet. The warrants have an exercise price of $2.04 per share and expire in September 2012. The Company measures the fair value of the warrants at each balance sheet date, using the Black-Scholes method, and a gain or loss is recorded in earnings each period as change in fair value of warrants.
     Assumptions used to determine the fair value of the warrants were:

	Three months ended	Three months ended
	January 31, 2011	January 31, 2010

Estimated fair value of stock	$0.62-$1.21	$0.85-$1.02
Expected warrant term	2.1-2.4 years	3.1-3.4 years
Risk-free rate	0.4%-0.6%	1.4%-1.6%
Expected volatility	73.5%-75.5%	76.1%
Dividend yield	0%	0%
A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended January 31, 2011 and 2010 is presented below:

	Three months ended	Three months ended
	January 31, 2011	January 31, 2010

Beginning balance	$144	$626
Total loss (gain) included in net income	416	(202)

Ending balance	$560	$424

     The carrying value of accounts receivable, accounts payable and accrued expenses, due from factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity.
4. INCOME TAXES
     The only federal income tax provision recorded by the Company for the three months ended January 31, 2011 was for alternative minimum taxes. No other provision for income taxes has been recorded because the Company has available net operating loss carryforwards to offset taxable income. Net operating loss carryforwards available for income tax purposes at January 31, 2011 amount to approximately $75.7 million for federal income taxes and approximately $28.5 million for state income taxes.
     For the three months ended January 31, 2010, the Company recorded an income tax benefit related to proceeds of $1,656 received in January 2010 from the sale of the rights to approximately $21,200 of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority.
5. DUE FROM FACTOR
     Due from factor consists of the following:

	January 31,	October 31,
	2011	2010
Outstanding accounts receivable sold to factor	$31,959	$13,754
Less: allowances	(6,842)	(3,298)
Less: advances from factor	(11,348)	(9,441)

	$13,769	$1,015

     Outstanding accounts receivable sold to factor as of January 31, 2011 and October 31, 2010 for which the Company retained credit risk amounted to $0.8 million and $1.4 million, respectively. As of January 31, 2011 and October 31, 2010, there were no allowances for uncollectible accounts.
     A summary of the changes in price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor is presented below:

	Three Months Ended
	January 31,
	2011	2010
Allowances — beginning of period	$(3,298)	$(4,380)
Provision for price protection	(1,889)	(1,001)
Amounts charged against allowance and other changes	(1,655)	442

Allowances — end of period	$(6,842)	$(4,939)

6. ACCOUNTS AND OTHER RECEIVABLES
     The following table presents the major components of accounts and other receivables:

	January 31,	October 31,
	2011	2010
Accounts receivable	$514	$726
Allowances	(20)	(25)
Other	350	24

	$844	$725

7. PREPAID EXPENSES
     Prepaid expenses consist of the following:

	January 31,	October 31,
	2011	2010
Prepaid media advertising	$384	$746
Other	102	175

	$486	$921

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	January 31,	October 31,
	2011	2010
Accounts payable — trade	$4,846	$4,856
Royalties and software development	6,960	5,517
Sales commissions	327	120
Salaries, accrued bonuses and other compensation	2,255	592
Other accruals	380	290

	$14,768	$11,375

9. COMPREHENSIVE INCOME
     The components of comprehensive income for the three-month periods ended January 31, 2011 and 2010, are summarized as follows:

	Three Months Ended	Three Months Ended
	January 31,	January 31,
	2011	2010
Net income	$6,762	$3,807
Other comprehensive (loss) — foreign currency translation adjustments	(2)	(36)

Total comprehensive income	$6,760	$3,771

10. WORKFORCE REDUCTION
     During January 2010, the Company management initiated a plan of restructuring to better align its workforce to its revised operating plans. As part of the plan, the Company reduced its personnel count by 16 employees, then representing 17% of its workforce. The Company recorded charges of approximately $403 in the three months ended January 31, 2010 in connection with the terminations, which consisted primarily of severance and unused vacation payments. The expenses were included in operating costs and expenses as shown in the table below:

Three Months Ended
January 31, 2010
Product research and development	$90
Selling and Marketing	243
General and Administrative	70

Total	$403

These payments were made during the Company’s fiscal year ended October 31, 2010. At January 31, 2011 and October 31, 2010, the Company had no remaining liability related to the workforce reduction.
11. RELATED PARTIES
     The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and father of the Company’s Chief Executive Officer, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13. Mr. Sutton was also eligible to receive a commission in an amount equal to 2% of net sales to certain accounts before January 1, 2010. Commissions were recorded when the sales occurred, but not paid until collection of the related accounts receivable from customers. Therefore, some of these payments were made to Mr. Sutton in 2010.

     The following table summarizes expenses related these agreements with Mr. Sutton:

	Three Months Ended
	January 31,
	2011	2010
Consulting	$38	$37
Commissions and fees	—	45

Total	$38	$82

     MSI Entertainment, a company controlled by Morris Sutton, acted as an agent for the Company in sales to a distributor. The titles, for which the Company had no other planned distribution, were paid for in advance by the distributor. In the three months ended January 31, 2011, the Company paid MSI a fee of $78 in connection with the sales.
     Unpaid amounts related to these agreements were $13 and $0 as of January 31, 2011 and October 31, 2010, respectively.
     The Company also has an agreement with a member of its board of directors to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10. Under this arrangement, fees earned in the three months ended January 31, 2011 and 2010 totaled $30 and $0, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the fiscal year ended October 31, 2010 and other filings with the SEC. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results. References herein to “we,” “us,” “our,” and “the Company” are to Majesco Entertainment Company.
Overview
     We are a provider of video game products primarily for the family-oriented, mass-market consumer. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP, Microsoft’s Xbox 360 and the personal computer, or PC. We also publish games for numerous digital platforms, including mobile platforms such as iPhone, iPad and iPod Touch, as well as online platforms such as Facebook.
     Our video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, we focus on publishing more casual games targeting mass-market consumers. In some instances, our titles are based on licenses of well-known properties and, in other cases based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.
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

     Product Research and Development Expenses. Product research and development expenses relate principally to those costs of supervising third-party video game developers, testing new products and conducting quality assurance evaluations during the development cycle not allocated to games for which technological feasibility has been established. Costs incurred are employee-related, may include equipment, and are not allocated to cost of sales.
     Selling and Marketing Expenses. Selling and marketing expenses consist of marketing and promotion expenses, including television advertising, the cost of shipping products to customers and related employee costs. Credits to retailers for trade advertising are a component of these expenses.
     General and Administrative Expenses. General and administrative expenses primarily represent employee-related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. Professional fees, including legal and accounting expenses, typically represent the second largest component of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as filings with the Securities and Exchange Commission, or SEC.
     Loss on Impairment of Software Development Costs and License Fees — Cancelled Games. Loss on impairment of software development costs and license fees — cancelled games consists of contract termination costs, and the write-off of previously capitalized costs, for games that were cancelled prior to their release to market. We periodically review our games in development and compare the remaining cost to complete each game to projected future net cash flows expected to be generated from sales. In cases where we don’t expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete the game, we cancel the game, and record a charge to operating expenses. While we incur a current period charge on these cancellations, we believe we are limiting the overall loss on a game project that is no longer expected to perform as originally expected due to changing market conditions or other factors. Significant management estimates are required in making these assessments, including estimates regarding retailer and customer interest, pricing, competitive game performance, and changing market conditions. The Company recorded no loss on impairment for cancelled games in the three months ended January 31, 2011 and 2010.
     Interest and Financing Costs. Interest and financing costs are directly attributable to our factoring and our purchase-order financing arrangements.
     Income Taxes. Income taxes consists of our provision for income taxes and proceeds from the sale of rights to certain net operating loss carryforwards in the state of New Jersey. Utilization of our net operating loss, or NOL, carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.
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
Critical Accounting Estimates
     Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.
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
     We have identified the policies below as critical to our business operations and to the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout management’s discussion and analysis of financial condition and results of operations when such policies affect our reported and expected financial results.
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
     When we enter into license or distribution agreements that provide for multiple copies of games in exchange for guaranteed amounts, revenue is recognized in accordance with the terms of the agreements, generally upon delivery of a master copy, assuming our performance obligations are complete and all other recognition criteria are met, or as per-copy royalties are earned on sales of games.
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
     Our provisions for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the three-month periods ended January 31, 2011 and 2010, we provided allowances for future price protection and other allowances of $1.9 million and $1.0 million, respectively. The fluctuations in the provisions reflect fluctuations in gross sales and our estimates of future price protection based on the factors discussed above.
     We limit our exposure to credit risk by factoring a portion of our receivables to a third party that buys them without recourse. For receivables that are not sold without recourse, we analyze our aged accounts receivables, payment history and other factors to make a determination if collection of receivables is likely, or a provision for uncollectible accounts is necessary.
     Capitalized Software Development Costs and License Fees. Software development costs include development fees, in the form of milestone payments made to independent software developers. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release, capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.

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
     When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees — future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses — loss on impairment of capitalized software development costs and license fees — cancelled games. As of January 31, 2011, the net carrying value of our licenses and software development costs was $3.5 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.
     License fees and milestone payments made to our third-party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.
     Inventory. Inventory, which consists principally of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales. Some of our inventory items are packaged with accessories, such as belts for our Zumba games and dolls for our Babysitting Mama game. The purchase of these accessories involves longer lead times and minimum purchase amounts, which require us to maintain higher levels of inventory than for other games. Therefore, these items have a higher risk of obsolescence, which we review periodically based on inventory and sales levels. As of January 31, 2011, our inventory includes approximately $3.4 million of games bundled with accessories.
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
Results of operations
Three months ended January 31, 2011 versus three months ended January 31, 2010
     Net Revenues. Net revenues for the three months ended January 31, 2011 increased to $48.5 million from $29.2 million in the comparable quarter last year. Fluctuations in first quarter sales primarily reflect the performance of new releases in the holiday selling season. During the three months ended January 31, 2011 we released Babysitting Mama for the Nintendo Wii; and Zumba Fitness on three platforms, the Nintendo Wii, Kinect for the Xbox 360, and Sony’s Move for the Playstation3. Comparably, in the same period during the prior year we released two titles, both for the Nintendo Wii and DS, Jillian Michaels’ Fitness Ultimatum and Alvin and the Chipmunks: The Squeakquel. The Zumba titles have performed particularly well at retail and primarily responsible for the increased revenues over the prior year’s quarter.

     The following table sets forth our net revenues by platform:

	Three Months Ended January 31,
	2011	%	2010	%
	(in thousands)		(in thousands)
Nintendo Wii	$25,899	53%	$7,973	27%
Microsoft Xbox 360	10,944	23%	176	0%
Nintendo DS	9,018	19%	20,255	70%
Sony Playstation 3	2,331	5%	0	0%
Other	274	0%	802	3%

TOTAL	$48,466	100%	$29,206	100.0%

     Gross Profit. Gross profit for the three months ended January 31, 2011 was $19.6 million compared to a gross profit of $8.7 million in the same quarter last year. The increase in gross profit was primarily attributable to increased net revenues for the three months ended January 31, 2011, as discussed above. Gross profit as a percentage of net sales was 41% for the three months ended January 31, 2011, compared to 30% for the three months ended January 31, 2010. The increase in gross profit as a percentage of sales was primarily due to higher pricing on some of our products when compared to the same period in the prior year, particularly Zumba Fitness for the Microsoft Kinect — the Xbox 360. This product was released in the launch window for Microsoft’s release of the Kinect platform accessory, and was sold at a retail price of $49.99. In addition, the three months ended January 31, 2010 were affected by $0.9 million of losses on impairment of software development costs and license fees.
     Product Research and Development Expenses. Research and development costs increased $0.3 million to $1.2 million for the three months ended January 31, 2011, from $0.9 million for the comparable period in 2010. The increase primarily resulted from the addition of production staff and the recognition of increased profit-based compensation to existing personnel, partially offset by the effects of severance charges recorded in the prior year.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $7.0 million for the three months ended January 31, 2011, compared to $3.1 million for the three months ended January 31, 2010. The increase was primarily due to increased media advertising and other marketing costs associated with the launch of Zumba Fitness and Babysitting Mama, including several television and internet advertising campaigns. These increases were partially offset by lower costs incurred in Europe following our shift from a publishing and distribution model to a licensing approach, including the effects of severance charges recorded in the prior year.
     General and Administrative Expenses. For the three-month period ended January 31, 2011, general and administrative expenses were $3.3 million, an increase of $1.2 million from $2.1 million in the comparable period in 2010. The increase was primarily due to an increase in profit-based bonus compensation recognized in the current period.
     Operating Income. Operating income for the three months ended January 31, 2011 was approximately $8.0 million, an increase of $5.5 million from $2.5 million in the comparable period in 2010. As discussed above, increased revenues and gross profits during the three months ended January 31, 2011 more than offset increased marketing and other operating expenses during the same period.
     Change in Fair Value of Warrants. We have outstanding warrants that contain a provision that may require settlement by transferring assets and are, therefore, recorded at fair value as liabilities. We recorded a loss of $0.4 million for the three months ended January 31, 2011, which reflected an increase in the fair value of the warrants during the period, compared to a gain of $0.2 million for the three months ended January 31, 2010, which reflected a decrease in the fair value of warrants during the period.
     Income Taxes. For the three months ended January 31, 2010, we received proceeds of approximately $1.7 million from the sale of approximately $21.2 million of New Jersey state income tax net operating loss carryforwards under the state’s Technology Business Tax Certificate Program and recorded the proceeds as an income tax benefit in the period, which was partially offset by a provision for alternative minimum taxes. In the three months ended January 31, 2011, our income tax expense represents our current alternative minimum tax provision. We did not sell New Jersey loss carryforwards in the period. Any potential future sales of New Jersey loss carryforwards that the Company may pursue will be subject to the provisions of the tax certificate program, including an application and qualification process, and the availability of approved funding.
     Net Income. Net income for the three months ended January 31, 2011 was $6.8 million compared to $3.8 million for the three months ended January 31, 2010. As discussed above, increased revenues and gross profits more than offset increased marketing and other operating expenses.

Liquidity and Capital Resources
     Our current plan is to fund our operations through product sales. However, our operating results may vary significantly from period to period and we have previously incurred operating losses. We may be required to modify our plan, or seek outside sources of financing, and/or equity sales, if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Additionally, we are dependent on our purchase order financing and account receivable factoring agreement to finance our working capital needs, including the purchase of inventory. If the current level of financing was reduced or we fail to meet our operational objectives, it could create a material adverse change in the business.
     As of January 31, 2011, our cash and cash equivalents balance was $7.9 million and funds available to us under our factoring and purchase order financing agreements were $8.7 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.
     Factoring and Purchase Order Financing.
     To satisfy our liquidity needs, we factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $20.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had outstanding advances against accounts receivable of approximately $11.3 million under our factoring agreement at January 31, 2011. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.
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
     In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At January 31, 2011, we had no excess advances outstanding.
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
Off-Balance Sheet Arrangements
     As of January 31, 2011, we had no off-balance sheet arrangements.
Cash Flows
     Cash and cash equivalents were $7.9 million as of January 31, 2011 compared to $8.0 million at October 31, 2010. Working capital as of January 31, 2011 was $19.0 million compared to $11.6 million at October 31, 2010.
     Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash were for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.
     For the three months ended January 31, 2011, we generated approximately $5.4 million in cash flow from operating activities, compared to $6.9 million in the same period last year. The decrease in cash provided by operating activities was due primarily to increased period-end factored accounts receivable balances resulting from increased sales, which more than offset the effects of increased net income, the application of advance payments for inventory existing at October 31, 2010, and other working capital changes.
     Investing Cash Flows. Cash used in investing activities for the three months ended January 31, 2011 and 2010 were primarily related to purchases of computer equipment.
     Financing Cash Flows. Net cash used in financing activities for the three months ended January 31, 2011 and 2010 consisted primarily of cash used to reduce outstanding borrowings under our purchase order financing agreement, which was used to finance seasonal inventory purchases.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits
10.1	Amended Directors Compensation Policy

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer
Date: March 14, 2011