Form 10-Q
period 2011-04-30
MAJESCO ENTERTAINMENT CO
filed 2011-06-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 10, 2011, there were 40,884,436 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 30,	October 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,478	$8,004
Due from factor	6,357	1,015
Accounts and other receivables, net	1,219	725
Inventory, net	7,626	8,418
Advance payments for inventory	203	5,454
Capitalized software development costs and license fees	5,557	4,903
Prepaid expenses	698	921

Total current assets	40,138	29,440
Property and equipment, net	906	520
Other assets	88	69

Total assets	$41,132	$30,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,863	$11,375
Inventory financing payables	—	5,557
Advances from customers and deferred revenue	560	945

Total current liabilities	14,423	17,877
Warrant liability	2,551	144
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 40,588,964 and 39,326,376 shares issued and outstanding at April 30, 2011 and October 31, 2010, respectively	40	39
Additional paid-in capital	118,138	114,824
Accumulated deficit	(93,496)	(102,333)
Accumulated other comprehensive loss	(524)	(522)

Net stockholders’ equity	24,158	12,008

Total liabilities and stockholders’ equity	$41,132	$30,029

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2011	2010	2011	2010
Net revenues	$32,142	$10,906	$80,608	$40,112

Cost of sales
Product costs	13,280	5,447	34,104	17,175
Software development costs and license fees	5,210	2,232	13,222	10,099
Loss on impairment of software development costs and license fees-future releases	—	116	—	1,021

	18,490	7,795	47,326	28,295

Gross profit	13,652	3,111	33,282	11,817

Operating costs and expenses
Product research and development	1,973	707	3,203	1,641
Selling and marketing	2,630	1,527	9,639	4,584
General and administrative	2,321	2,266	5,603	4,390
Loss on impairment of software development costs and license fees — cancelled games	1,337	160	1,362	160
Depreciation and amortization	57	44	102	97

	8,318	4,704	19,909	10,872

Operating income (loss)	5,334	(1,593)	13,373	945
Other expenses (income)
Interest and financing costs, net	245	125	955	621
Change in fair value of warrant liability	2,928	(27)	3,344	(229)

Income (loss) before income taxes	2,161	(1,691)	9,074	553
Income taxes	86	(84)	237	(1,647)

Net income (loss)	$2,075	$(1,607)	$8,837	$2,200

Net income (loss) per share:
Basic	$0.05	$(0.04)	$0.23	$0.06

Diluted	$0.05	$(0.04)	$0.22	$0.06

Weighted average shares outstanding:
Basic	38,051,035	36,874,270	37,841,453	36,789,337

Diluted	40,426,306	36,874,270	39,322,894	36,793,821

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,837	$2,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	97
Change in fair value of warrant liability	3,344	(229)
Non-cash compensation expense	627	911
Loss on disposal of assets	—	19
Provision for price protection and customer allowances	2,202	2,331
Amortization of software development costs and license fees	3,220	2,839
Loss on impairment of software development costs and license fees	1,362	1,181
Provisions for excess inventory	848	16
Changes in operating assets and liabilities:
Due from factor	(6,833)	(2,314)
Accounts and other receivables	(1,205)	157
Inventory	(55)	1,974
Capitalized software development costs and license fees	(5,178)	(3,895)
Advance payments for inventory	5,251	1,936
Prepaid expenses and other assets	203	39
Accounts payable and accrued expenses	2,326	(1,943)
Advances from customers and other liabilities	(385)	(680)

Net cash provided by operating activities	14,666	4,639

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(325)	(104)

Net cash used in investing activities	(325)	(104)

CASH FLOWS FROM FINANCING ACTIVITIES
Inventory financing	(5,557)	(4,844)
Proceeds from exercise of warrants	1,691	—

Net cash used in financing activities	(3,866)	(4,844)

Effect of exchange rates on cash and cash equivalents	(1)	(27)

Net increase (decrease) in cash and cash equivalents	10,474	(336)
Cash and cash equivalents — beginning of period	8,004	11,839

Cash and cash equivalents — end of period	$18,478	$11,503

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Landlord-provided leasehold improvements	$163	$—

Warrant liability reclassified to additional paid-in capital upon exercise	937	—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$955	$621

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
     Net revenues by geographic region were as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
	2011	%	2010	%	2011	%	2010	%
United States	$28,964	90.1%	$10,406	95.4%	$77,211	95.9%	$38,365	95.6%
Europe	3,178	9.9%	500	4.6%	3,397	4.1%	1,747	4.4%

Total	$32,142	100%	$10,906	100%	$80,608	100%	$40,112	100%

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
     Sales incentives or other consideration given by the Company to customers that are considered adjustments of the selling price of its products, such as rebates and product placement fees, are reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for benefits received, such as the appearance of the Company’s products in a customer’s national circular ad, are reflected as selling and marketing expenses, in accordance with Accounting Standards Codification (“ASC”) 605-50, Customer Payments and Incentives.
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
     Inventory. Inventory, which consists primarily of finished goods, is stated at the lower of cost as determined by the first-in, first-out method, or market. As of April 30, 2011 and October 31, 2010, inventory included $2.0 and $1.7 million respectively of unpackaged games and game accessories. The Company estimates the net realizable value of slow-moving inventory on a title-by-title basis and charges the excess of cost over net realizable value to cost of sales. In the six months ended April 30, 2011, such charges to cost of sales amounted to $848 based on current estimates of net realizable value. Such estimates may change and additional charges may be incurred until the related inventory items are sold.
     Capitalized Software Development Costs and License Fees. Software development costs include fees in the form of milestone payments made to independent software developers and licensors. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs and prepaid license fees are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.
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
     The amortization period for capitalized software development costs and prepaid license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and prepaid license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to cost of sales-software development costs and license fees — future release, in the period such a determination is made. These expenses may be incurred prior to a game’s release for games that have been developed. If a game is cancelled prior to completion of development and never released to market, the amount is expensed to general and administrative expenses. If the Company was required to write off licenses, due to changes in market conditions or product acceptance, its results of operations could be materially adversely affected.
     The Company has expensed as research and development all costs associated with the development of social games for Facebook, including, in the six months ended April 30, 2011, $626 of costs of third-party developers. The Company launched one Facebook game, in the six months ended April 30, 2011, which has not earned significant revenues to date, and is continuing to evaluate alternatives for future development and monetization.
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
     Income (Loss) Per Share. Basic income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Basic income (loss) per share excludes the impact of unvested shares of restricted stock issued as long term incentive awards to directors, officers and employees. Diluted income per share reflects the potential impact of common stock options and unvested shares of restricted stock and outstanding common stock purchase warrants that have a dilutive effect.
     The table below provides a reconciliation of basic and diluted average shares outstanding, after applying the treasury stock method.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	38,051,035	36,874,270	37,841,453	36,789,337
Common stock options	499,074	—	309,338	4,484
Non-vested portion of restricted stock grants	1,396,938	—	1,085,167	—
Warrants	479,259	—	86,936	—

Diluted weighted average shares outstanding	40,426,306	36,874,270	39,322,894	36,793,821

      Options and warrants to acquire 566,982 and 2,405,304 shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended April 30, 2011, respectively as the effect of their inclusion would be anti-dilutive. Options and warrants to acquire 3,685,398 and 3,446.265 shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended April 30, 2010, respectively, as the effect of their inclusion would be anti-dilutive.
The table below provides total potential shares outstanding, including those that are anti-dilutive, at the end of each reporting period:

	April 30,	April 30,
	2011	2010
Shares issuable under common stock warrants	1,375,902	2,201,469
Shares issuable under stock options	1,514,730	1,483,929
Non-vested portion of restricted stock grants	1,929,134	1,771,352

	4,819,766	5,456,750

     The Company issued 136,153 and 329,484 shares of restricted stock during the three and six months ended April 30, 2011, respectively, and cancelled no shares in either period. The Company issued 57,893 and 115,182 shares of restricted stock during the three and six months ended April 30, 2010, respectively, and cancelled 0 and 21,984 shares during the same respective periods. The Company values shares of restricted stock at fair value as of the grant date.

     The Company issued options to purchase 100,000 shares of common stock during the three and six months ended April 30, 2011, and cancelled no options in the periods. The options have an exercise price of $1.64 per share, equal to the market value of a share of the Company’s stock on the grant date, and expire in 2018. The options have a total grant-date fair value of $95, based on the Black-Scholes model and estimated share-price volatility of 75.2%, estimated life of 4.3 years and a risk-free rate of 1.8%. The Company did not issue any options to purchase shares of common stock during the three and six months ended April 30, 2010 and cancelled 18,623 options in such periods. The Company values options at fair value as of the grant date.
     Reclassifications. For comparability, certain 2010 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2011.
     Commitments and Contingencies. The Company records a liability for commitments and contingencies when the amount is both probable and reasonably estimable.
     Concentrations. The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, in the three and six months ended April 30, 2011, sales of the Company’s Zumba Fitness game accounted for approximately 75% and 67% of revenues, respectively. We license the rights to publish these games from a third party and have rights to publish other Zumba Fitness games. If the new versions are not successful, this may have a significant impact on our revenues. In addition, if these arrangements are disrupted, the Company’s operations could be adversely affected.
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
     Fair Value — In January 2010, the FASB issued an update to ASC 820-10, Measuring Liabilities at Fair Values. The update to ASC 820-10 requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales issuances and settlements. The update to ASC 820-10 was adopted by the Company in 2010, except for the gross presentation of the Level 3 rollforward, which was adopted by the Company in fiscal year 2011. The adoption did not have a material impact on its financial position, results of operations, and cash flows.
     In May 2011, the FASB issued an update to ASC 820-10, Measuring Liabilities at Fair Values. The update to ASC 820-10 clarifies the application of fair value standards in certain circumstances and requires additional disclosures about fair value measurements within Level 3, including sensitivity to changes in unobservable inputs. The update will become effective for the Company on November 1, 2012. The Company is currently evaluating the potential impact of the update on its financial position, results of operations, and cash flows.
3. FAIR VALUE
     The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

		Quoted prices		Significant
		in active markets	Significant other	unobservable
		for identical assets	observable inputs	inputs
	April 30, 2011	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$13,046	$13,046	$—	$—
Bank- deposit	$5,432	$5,432	$—	$—

Total financial assets	$18,478	$18,478	$—	$—

Liabilities:
Warrant liability	$2,551	$—	$—	$2,551

Total financial liabilities	$2,551	$—	$—	$2,551

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
     Assumptions used to determine the fair value of the warrants were:

	Three months	Three months	Six months	Six months
	ended April	ended April 30,	ended April 30,	ended April 30,
	30, 2011	2010	2011	2010
Estimated fair value of stock	$1.21-$3.75	$0.85-$0.86	$0.62-$3.75	$0.85-$1.02
Expected warrant term	1.9-2.1 years	2.9-3.1 years	1.9-2.4 years	2.9-3.4 years
Risk-free rate	0.6-0.8%	1.4-1.4%	0.4-0.8%	1.4%-1.6%
Expected volatility	75.5-77.9%	75.9-76.1%	73.5-77.9%	75.9-76.1%
Dividend yield	0%	0%	0%	0%

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended April 30, 2011 and 2010 is presented below:

	Three months	Three months	Six months	Six months
	ended April 30,	ended April 30,	ended April 30,	ended April 30,
	2011	2010	2011	2010
Beginning balance	$560	$424	$144	$626
Warrants exercised	(937)		(937)
Total loss (gain) included in net income	2,928	(27)	3,344	(229)

Ending balance	$2,551	$397	$2,551	$397

     Upon exercise of 537,734 of the warrants outstanding, the warrant liability associated with those warrants, amounting to $937 was reclassified to additional paid-in capital.
     The carrying value of accounts receivable, accounts payable and accrued expenses, due from factor, and advances from customers are reasonable estimates of the fair values because of their short-term maturity.
4. INCOME TAXES
     The only federal income tax provision recorded by the Company for the three and six months ended April 30, 2011 was for alternative minimum taxes. No other provision for income taxes has been recorded because the Company has available net operating loss carryforwards (NOLs) to offset taxable income. NOL carryforwards available for income tax purposes at April 30, 2011 amount to approximately $75.1 million for federal income taxes and approximately $28.6 million for state income taxes. Due to the Company’s history of losses, a valuation allowance sufficient to fully offset NOLs and other deferred tax assets has been established under current accounting pronouncements and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.

     For the six months ended April 30, 2010, the Company recorded an income tax benefit related to proceeds of $1,656 received in January 2010 from the sale of the rights to approximately $21,200 of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority.
5. DUE FROM FACTOR
     Due from factor consists of the following:

	April 30,	October 31,
	2011	2010
Outstanding accounts receivable sold to factor	$16,245	$13,754
Less: allowances	(5,819)	(3,298)
Less: advances from factor	(4,069)	(9,441)

	$6,357	$1,015

     Outstanding accounts receivable sold to factor as of April 30, 2011 and October 31, 2010 for which the Company retained credit risk amounted to $0.7 million and $1.4 million, respectively. As of April 30, 2011 and October 31, 2010, there were no allowances for uncollectible accounts.
     A summary of the changes in price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor is presented below:

	Six Months Ended
	April 30,
	2011	2010
Allowances — beginning of period	$(3,298)	$(4,380)
Provision for price protection	(2,202)	(2,331)
Amounts charged against allowance and other changes	(319)	3,309

Allowances — end of period	$(5,819)	$(3,402)

6. ACCOUNTS AND OTHER RECEIVABLES
     The following table presents the major components of accounts and other receivables:

	April 30,	October 31,
	2011	2010
Trade accounts receivable	$475	$726
Royalties receivable	720	—
Allowances	—	(25)
Other	24	24

	$1,219	$725

7. PREPAID EXPENSES
     Prepaid expenses consist of the following:

	April 30,	October 31,
	2011	2010
Prepaid media advertising	$599	$746
Other	99	175

	$698	$921

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	April 30,	October 31,
	2011	2010
Accounts payable — trade	$4,232	$4,856
Royalties and software development	6,100	5,517
Sales commissions	282	120
Salaries, accrued bonuses and other compensation	2,492	592
Other accruals	757	290

	$13,863	$11,375

9. COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) for the three- and six-month periods ended April 30, 2011 and 2010, are summarized as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Net income (loss)	$2,075	$(1,607)	$8,837	$2,200
Other comprehensive income (loss) — foreign currency translation adjustments	1	(43)	(2)	(79)

Total comprehensive income (loss)	$2,076	$(1,650)	$8,835	$2,121

10. WORKFORCE REDUCTION
     During January 2010, Company management initiated a plan of restructuring to better align its workforce to its revised operating plans. As part of the plan, the Company reduced its personnel count by 16 employees, then representing 17% of its workforce. The Company recorded charges of approximately $403 in the six months ended April 30, 2010 in connection with the terminations, which consisted primarily of severance and unused vacation payments. The expenses were included in operating costs and expenses as shown in the table below:

Six Months
Ended
April 30, 2010
Product research and development	$90
Selling and Marketing	243
General and Administrative	70

Total	$403

     These payments were made during the Company’s fiscal year ended October 31, 2010. At April 30, 2011 and October 31, 2010, the Company had no remaining liability related to the workforce reduction.
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
     The following table summarizes expenses related these agreements with Mr. Sutton:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Consulting	$38	$38	$75	$75
Commissions and fees	—	86	—	131

Total	$38	$124	$75	$206

     MSI Entertainment, a company controlled by Morris Sutton, acted as an agent for the Company in sales to a distributor. The titles, for which the Company had no other planned distribution, were paid for in advance by the distributor. In the six months ended April 30, 2011, the Company paid MSI a fee of $78 in connection with the sales.
     The Company also has an agreement with a member of its board of directors to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10. Under this arrangement, fees earned in the three and six months ended April 30, 2011 totaled $30 and $60, respectively. Fees earned in the three and six months ended April 30, 2010 totaled $13 and $13, respectively.

12. SUBSEQUENT EVENT
     On June 3, 2011, the Company acquired selected assets and assumed certain liabilities, consisting of accounts payable, of Quick Hit, Inc., a developer and operator of online games. The assets purchased include substantially all of the assets of Quick Hit, excluding assets related to its online interactive football game (the “Game”). The Company also entered into an exclusive license agreement with a senior lender to Quick Hit for the source code to the Game, with an option to purchase in the future. The aggregate purchase price paid was $837 in cash. There was no relationship between the Company and Quick Hit prior to the execution of the agreements.
     In connection with the transaction, the Company hired twelve employees of Quick Hit, representing substantially all of its personnel. In addition, the Company issued 170,652 shares of restricted common stock as part of the inducement and retention of employees. The shares of restricted common stock have a transaction-date fair value of $524 and vest one-third every six months over the 18 month period following June 3, 2011.
     Certain detailed financial information for the acquisition and the assets acquired is not yet available and the Company’s accounting for the acquisition is not yet complete. Accordingly, certain disclosures under ASC 805, Business Combinations, is currently impractical.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the fiscal year ended October 31, 2010 and other filings with the SEC. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assume responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results. References herein to “we,” “us,” “our,” and the “Company” are to Majesco Entertainment Company.
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
     Cost of Sales. Cost of sales consists of product costs and amortization and impairment of software development costs and license fees. A significant component of our cost of sales is product costs. Product costs are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. In cases where we act as a distributor for other publishers’ products, cost of sales may increase as we acquire products at a higher fixed wholesale price. While product costs as a percentage of revenue are higher on these products, we do not incur upfront development and licensing fees or resulting amortization of software development costs. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees — future releases. These expenses may be incurred prior to a game’s release.
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

     Product Research and Development Expenses. Product research and development expenses relate principally to costs of third-party video game developers and related supervision, testing new products and conducting quality assurance evaluations during the development cycle not allocated to games for which technological feasibility has been established. Costs incurred are employee-related, may include equipment, and are not allocated to cost of sales. These costs also include the cost to develop and maintain free to play online games which are still considered to be in the planning stage, or for which costs cannot be reasonably expected to be recovered through future revenues.
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
     Loss on Impairment of Software Development Costs and License Fees — Cancelled Games. Loss on impairment of software development costs and license fees — cancelled games consists of contract termination costs, and the write-off of previously capitalized costs, for games that were cancelled prior to their release to market. We periodically review our games in development and compare the remaining cost to complete each game to projected future net cash flows expected to be generated from sales. In cases where we don’t expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete the game, we cancel the game, and record a charge to operating expenses. While we incur a current period charge on these cancellations, we believe we are limiting the overall loss on a game project that is no longer expected to perform as originally expected due to changing market conditions or other factors. Significant management estimates are required in making these assessments, including estimates regarding retailer and customer interest, pricing, competitive game performance, and changing market conditions. The Company recorded losses of $1.4 million and $0.2 million on impairment for cancelled games in the six months ended April 30, 2011 and 2010, respectively.
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
     Our provisions for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the six-month periods ended April 30, 2011 and 2010, we provided allowances for future price protection and other allowances of $2.2 million and $2.3 million, respectively. The fluctuations in the provisions reflect fluctuations in gross sales and our estimates of future price protection based on the factors discussed above.
     We limit our exposure to credit risk by factoring a portion of our receivables to a third party that primarily buys them without recourse. For receivables that are not sold without recourse, we analyze our aged accounts receivables, payment history and other factors to make a determination if collection of receivables is likely, or a provision for uncollectible accounts is necessary.
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
     When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees — future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release for games that have been developed. If a game is cancelled prior to completion of development and never released to market, the amount is expensed to operating costs and expenses — loss on impairment of capitalized software development costs and license fees — cancelled games. As of April 30, 2011, the net carrying value of our licenses and software development costs was $5.6 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.
     License fees and milestone payments made to our third-party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.
     We have expensed as research and development all costs associated with the development of social games for Facebook. We have launched one Facebook game, in the six months ended April 30, 2011, which has not earned significant revenues to date, and are continuing to evaluate alternatives for future development and monetization. In connection with its June 2011 acquisition of assets, we have added the development team of Quick Hit, Inc., to enhance our abilities in the development and operation of our social games.
     Inventory. Inventory, which consists principally of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales. Some of our inventory items are packaged with accessories, such as belts for our Zumba games and dolls for our Babysitting Mama game. The purchase of these accessories involves longer lead times and minimum purchase amounts, which require us to maintain higher levels of inventory than for other games. Therefore, these items have a higher risk of obsolescence, which we review periodically based on inventory and sales levels. As of April 30, 2011, our net inventory balance includes an aggregate of approximately $3.6 million of accessories and games bundled with accessories.
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

Results of operations
Three months ended April 30, 2011 versus three months ended April 30, 2010
     Net Revenues. Net revenues for the three months ended April 30, 2011 increased to $32.1 million from $10.9 million in the comparable quarter last year. The increase was due to sales of Zumba Fitness released in the first quarter of fiscal 2011 on three platforms, the Nintendo Wii, Kinect for the Xbox 360, and Sony’s Move for the Playstation. In addition, we recognized royalty revenue from sales of Zumba Fitness in Europe and sales of accessories to our distribution partner. Sales of, Zumba Fitness accounted for approximately 75% of total revenue in the period. Sales of our line of products based on Cooking Mama accounted for approximately 50% of our sales for the three months ended April 30, 2010.
     The following table sets forth our net revenues by platform:

	Three Months Ended April 30,				Six Months Ended April 30,
	2011	%	2010	%	2011	%	2010	%
	(thousands)		(thousands)		(thousands)		(thousands)
Nintendo Wii	$17,242	54%	$2,678	25%	$43,141	54%	$10,651	27%
Microsoft Xbox 360	6,779	21%	1	—%	17,563	22%	177	—%
Nintendo DS	3,343	10%	8,002	73%	12,361	15%	28,257	70%
Sony Playstation 3	1,158	4%	—		3,490	4%	—
Other	3,620	11%	225	2%	4,053	5%	1,027	3%

TOTAL	$32,142	100%	$10,906	100%	$80,608	100%	$40,112	100%

     Gross Profit. Gross profit for the three months ended April 30, 2011 was $13.7 million compared to a gross profit of $3.1 million in the same quarter last year. The increase in gross profit was primarily attributable to increased net revenues for the three months ended April 30, 2011, as discussed above. Gross profit as a percentage of net sales was 42% for the three months ended April 30, 2011, compared to 29% for the three months ended April 30, 2010. The increase in gross profit as a percentage of sales was primarily due to higher pricing on Zumba Fitness and the effects of royalty revenues recognized from sales of Zumba Fitness in Europe. We license the rights to publish Zumba Fitness in Europe to another video game publisher and receive a royalty based on net revenues of the product. We record these revenues net in accordance with ASC 605-45, Revenue Recognition — Principal Agent Considerations.
     Product Research and Development Expenses. Research and development costs increased $1.3 million to $2.0 million for the three months ended April 30, 2011, from $0.7 million for the comparable period in 2010. The increase was primarily due to costs related to our online games business, increased production headcount, and charges incurred for development of console game prototypes prior to reaching technological feasibility. We contract with third parties to develop and operate our social games. We expense these amounts as incurred for these games as they are still in the planning stage and future revenues cannot be reliably predicted. During 2011, we opened a second production facility in San Francisco and increased the number of producers we have managing game development due to an increase in the number and quality of games we are developing. In connection with its June 2011 acquisition of assets, we have added the development team of Quick Hit, Inc., to enhance our abilities in the development and operation of our social games. Accordingly, periodic research and development expenses are expected to increase.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $2.6 million for the three months ended April 30, 2011, compared to $1.5 million for the three months ended April 30, 2010. The increase was primarily due to increased media advertising and other marketing costs associated with Zumba Fitness as well as increased sales commissions and warehousing and freight costs associated with higher sales activities.
     General and Administrative Expenses. For the three-month period ended April 30, 2011, general and administrative expenses were approximately $2.3 million in each of the 2011 and 2010 periods as increases in employee and consultant compensation were largely offset by decreases in other expenses.
     Loss on Impairment of Software Development Costs and License Fees — Cancelled Games. For the three-month period ended April 30, 2011, loss on impairment of software development costs and license fees — cancelled games, amounted to $1.3 million compared to $0.2 million in the prior-year period, reflecting a greater number of projects cancelled. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. During the three months ended April 30, 2011, we cancelled several games in development for the Sony Move platform, resulting in a charge of $0.6 million, and cancelled several other game projects resulting in charges totaling $0.7 million.
     Operating Income. Operating income for the three months ended April 30, 2011 was approximately $5.3 million, compared to a loss of $1.6 million in the comparable period in 2010. As discussed above, increased revenues and gross profits during the three months ended April 30, 2011 more than offset increased operating expenses and losses on impaired games during the period.
     Change in Fair Value of Warrant Liability. We have outstanding warrants that contain a provision that may require settlement by transferring assets and are, therefore, recorded at fair value as liabilities. We recorded a loss of $2.9 million for the three months ended April 30, 2011, which reflected an increase in the fair value of the warrants primarily based upon the increased market price of a share of our common stock during the period, compared to a modest gain for the three months ended April 30, 2010. In the three months ended April 30, 2011, 537,734 of the 1,697,735 previously-outstanding warrants subject to remeasurement were exercised. The warrants expire in September 2012.
     Income Taxes. In the three months ended April 30, 2011, our income tax expense represented our current alternative minimum tax provision. In the three months ended April 30, 2010, the recorded income tax benefit represented the reversal, based on losses in the period, of alternative minimum taxes provided in the three months ended January 31, 2010.
     Net Income. Net income for the three months ended April 30, 2011 was $2.1 million compared to $1.6 million loss for the three months ended April 30, 2010. As discussed above, increased revenues and gross profits more than offset increased operating expenses, impairments and the change in the fair value of our warrant liability.
Six months ended April 30, 2011 versus six months ended April 30, 2010
     Net Revenues. Net revenues for the six months ended April 30, 2011 increased to $80.6 million from $40.1 million in the comparable period last year. Fluctuations in sales for the first six months of the year reflect the performance of new releases in the holiday selling season. During the six months ended April 30, 2011, we released Babysitting Mama for the Nintendo Wii and Zumba Fitness on three platforms, the Nintendo Wii, Kinect for the Xbox 360, and Sony’s Move for the Playstation3. The strong performance of the Zumba titles in the first two quarters of the fiscal year was primarily responsible for the increased revenues over the prior-year period. Sales of Zumba Fitness accounted for approximately 67% of total revenue in the period. Sales from our series of products based on Cooking Mama accounted for approximately 50% of revenue in the six months ended April 30, 2010.
     Gross Profit. Gross profit for the six months ended April 30, 2011 was $33.3 million compared to a gross profit of $11.8 million in the same period last year. The increase in gross profit was primarily attributable to increased net revenues for the six months ended April 30, 2011, as discussed above. Gross profit as a percentage of net sales was 41% for the six months ended April 30, 2011, compared to 29% for the six months ended April 30, 2010. The increase in gross profit as a percentage of sales was primarily due to higher pricing on some of our products when compared to the same period in the prior year, particularly Zumba Fitness. In addition, the six months ended April 30, 2010 were affected by higher sales allowances as a percentage of revenues and by $1.0 million of losses on impairment of software development costs and license fees.
     Product Research and Development Expenses. Research and development costs increased $1.6 million to $3.2 million for the six months ended April 30, 2011, from $1.6 million for the comparable period in 2010. The increase was primarily due to costs related to our online games business, increased production headcount, and charges incurred for development of console game prototypes prior to reaching technological feasibility. We contract with third parties to develop and operate our social games. We expensed these amounts as incurred for these games as they are still in the planning stage and future revenues cannot be reliably predicted. During 2011 we opened a second production facility in San Francisco and increased the number of producers we have managing game development due to an increase in the number and quality of games we are developing. In addition, increased production staff and the recognition of increased profit-based compensation to existing personnel was partially offset by the effects of $0.1 million severance charges recorded in the prior year.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $9.6 million for the six months ended April 30, 2011, compared to $4.6 million for the three months ended April 30, 2010. The increase was primarily due to increased media advertising and other marketing costs associated with the launch of Zumba Fitness and Babysitting Mama, including several television and internet advertising campaigns. Variable costs including commissions, warehousing and freight also increased due to higher volume and, were partially offset by lower costs incurred in Europe following our shift from a publishing and distribution model to a licensing approach, including the effects of severance charges recorded in the prior year.

     General and Administrative Expenses. For the six-month period ended April 30, 2011, general and administrative expenses were $5.6 million, an increase of $1.2 million from $4.4 million in the comparable period in 2010. The increase was primarily due to a $1.4 million increase in profit-based bonus compensation recognized in the current period.
     Loss on Impairment of Software Development Costs and License Fees — Cancelled Games. For the six-month period ended April 30, 2011, loss on impairment of software development costs and license fees — cancelled games, amounted to $1.4 million compared to $0.2 million in the prior-year period, reflecting a greater number of projects cancelled. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. During the six months ended April 30, 2011 we cancelled several games in development for the Sony Move platform, resulting in a charge of $0.6 million, and several other game projects resulting in charges totaling $0.7 million.
     Operating Income. Operating income for the six months ended April 30, 2011 was approximately $13.4 million, an increase of $12.5 million from $0.9 million in the comparable period in 2010. As discussed above, increased revenues and gross profits during the six months ended April 30, 2011 more than offset increased sales, marketing and other operating expenses and impairments during the period.
     Change in Fair Value of Warrant Liability. We have outstanding warrants that contain a provision that may require settlement by transferring assets and are, therefore, recorded at fair value as liabilities. We recorded a loss of $3.3 million for the six months ended April 30, 2011, which reflected an increase in the fair value of the warrants during the period primarily as a result of the increased market price for a share of our common stock, compared to a gain of $0.2 million for the six months ended April 30, 2010, which reflected a decrease in the fair value of warrants during the period.
     Income Taxes. For the six months ended April 30, 2010, we received proceeds of approximately $1.7 million from the sale of approximately $21.2 million of New Jersey state income tax net operating loss carryforwards under the state’s Technology Business Tax Certificate Program and recorded the proceeds as an income tax benefit in the period. In the six months ended April 30, 2011, our income tax expense represented our current alternative minimum tax provision. We did not sell New Jersey loss carryforwards in the period. Any potential future sales of New Jersey loss carryforwards that the Company may pursue will be subject to the provisions of the tax certificate program, including an application and qualification process, and the availability of approved funding.
     Net Income. Net income for the six months ended April 30, 2011 was $8.8 million compared to $2.2 million for the six months ended April 30, 2010. As discussed above, increased revenues and gross profits more than offset increased operating expenses, impairments and the change in the fair market value of our warrant liability.
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
     As of April 30, 2011, our cash and cash equivalents balance was $18.5 million and funds available to us under our factoring and purchase order financing agreements were $7.9 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.
     Factoring and Purchase Order Financing.
     To satisfy our liquidity needs, we factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $20.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had outstanding advances against accounts receivable of approximately $4.1 million under our factoring agreement at April 30, 2011. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.
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
     In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At April 30, 2011, we had no excess advances outstanding.
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
Off-Balance Sheet Arrangements
     As of April 30, 2011, we had no off-balance sheet arrangements.
Cash Flows
     Cash and cash equivalents were $18.5 million as of April 30, 2011 compared to $8.0 million at October 31, 2010. Working capital as of April 30, 2011 was $25.7 million compared to $11.6 million at October 31, 2010.
     Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash were for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.
     For the three months ended April 30, 2011, we generated approximately $14.7 million in cash flow from operating activities, compared to $4.6 million in the same period last year. The increase in cash provided by operating activities was primarily due to increased operating income in the period, which increased $12.5 million from $0.9 million in the six months ended April 30, 2010 to $13.4 million in the six months ended April 30, 2011. Operating income excludes the non-cash effects of the change in our warrant liability and interest and financing costs.

     Investing Cash Flows. Cash used in investing activities for the six months ended April 30, 2011 and 2010 were primarily related to purchases of computer equipment.
     Subsequent to April 30, 2011, we used $0.8 million of cash for the acquisition of assets of Quick Hit, Inc.
     Financing Cash Flows. Net cash used in financing activities for the six months ended April 30, 2011 and 2010 primarily consisted of cash used to reduce outstanding borrowings under our purchase order financing agreement for seasonal inventory purchases and increased $0.7 million in the period due to a higher level of prior-year-end purchasing activity. In addition, in the six months ended April 30, 2011, we received $1.7 million of proceeds from the exercise of outstanding units and warrants.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Pursuant to previously issued warrants and unit purchase options, we issued shares of our common stock and received gross proceeds on the dates shown below.
     Common stock issued pursuant to exercise of warrants at an exercise price of $2.04 per share:

	Common	Gross
	Shares	Proceeds
Date	Issued	Received
3/28/11	400,000	$816,000
3/30/11	169,307	345,386
4/6/11	22,213	45,315
4/8/11	22,213	45,315
4/26/11	26,667	54,401
     Common stock and warrants issued pursuant to exercise of unit purchase options at an exercise price of $1.50 per share,:

	Common		Gross
	Shares	Warrants	Proceeds
Date	Issued	Issued	Received
3/25/11	201,134	80,453	$301,701
4/6/11	55,533	22,213	83,300
     The issuance of the shares of common stock and warrants issued upon exercise of such previously issued outstanding warrants and unit purchase options were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The resale by the holders of the shares issued is covered by an effective registration statement on Form S-3 previously filed with the Securities and Exchange Commission on September 21, 2007.
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
Date: June 14, 2011