Form 10-Q
period 2011-07-31
MAJESCO ENTERTAINMENT CO
filed 2011-09-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 9, 2011, there were 41,295,721 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements:	3
Condensed Consolidated Balance Sheets as of July 31, 2011 (unaudited) and October 31, 2010	3
Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2011 and 2010 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2011 and 2010 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. (Removed and Reserved)	24
Item 5. Other Information	24
Item 6. Exhibits	24
SIGNATURES	25
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	July 31,	October 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,674	$8,004
Due from factor	1,409	1,015
Accounts and other receivables, net	2,788	725
Inventory, net	4,607	8,418
Advance payments for inventory	566	5,454
Capitalized software development costs and license fees	9,417	4,903
Prepaid expenses and other current assets	896	921

Total current assets	39,357	29,440
Property and equipment, net	1,289	520
Other assets	232	69

Total assets	$40,878	$30,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,351	$11,375
Inventory financing payables	—	5,557
Advances from customers and deferred revenue	622	945

Total current liabilities	12,973	17,877
Warrant liability	1,187	144
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 40,952,586 and 39,326,376 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	41	39
Additional paid-in capital	118,811	114,824
Accumulated deficit	(91,607)	(102,333)
Accumulated other comprehensive loss	(527)	(522)

Net stockholders’ equity	26,718	12,008

Total liabilities and stockholders’ equity	$40,878	$30,029

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2011	2010	2011	2010
Net revenues	$19,545	$12,153	$100,154	$52,265

Cost of sales
Product costs	8,577	7,398	42,681	24,573
Software development costs and license fees	3,015	1,975	16,237	12,074
Loss on impairment of software development costs and license fees-future releases	—	—	—	1,021

	11,592	9,373	58,918	37,668

Gross profit	7,953	2,780	41,236	14,597

Operating costs and expenses
Product research and development	1,947	720	5,150	2,361
Selling and marketing	2,313	1,641	11,952	6,225
General and administrative	2,484	2,004	8,089	6,394
Loss on impairment of software development costs and license fees — cancelled games	150	116	1,512	276
Depreciation and amortization	121	43	223	140

	7,015	4,524	26,926	15,396

Operating income (loss)	938	(1,744)	14,310	(799)
Other expenses (income)
Interest and financing costs, net	123	82	1,077	703
Change in fair value of warrant liability	(1,258)	(183)	2,085	(412)

Income (loss) before income taxes	2,073	(1,643)	11,148	(1,090)
Income taxes	184	—	421	(1,647)

Net income (loss)	$1,889	$(1,643)	$10,727	$557

Net income (loss) per share:
Basic	$0.05	$(0.04)	$0.28	$0.02

Diluted	$0.05	$(0.04)	$0.27	$0.01

Weighted average shares outstanding:
Basic	38,803,090	36,934,987	38,165,521	36,838,981

Diluted	41,318,806	36,934,987	39,827,022	37,142,649

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,727	$557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	140
Change in fair value of warrant liability	2,085	(412)
Non-cash compensation expense	1,064	1,324
Loss on disposal of assets	—	19
Provision for price protection and customer allowances	2,380	3,073
Amortization of software development costs and license fees	3,467	3,629
Loss on impairment of software development costs and license fees	1,512	1,297
Inventory write-downs	1,612	—
Changes in operating assets and liabilities, net of acquisition:
Due from factor	(2,786)	(940)
Accounts and other receivables	(1,987)	475
Inventory	2,199	2,672
Capitalized software development costs and license fees	(9,420)	(6,705)
Advance payments for inventory	4,888	—
Prepaid expenses and other assets	261	2,270
Accounts payable and accrued expenses	753	(2,115)
Advances from customers and other liabilities	(376)	(676)

Net cash provided by operating activities	16,602	4,608

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(396)	(192)
Purchase of assets of Quick Hit, Inc., net of acquired cash	(800)	—

Net cash used in investing activities	(1,196)	(192)

CASH FLOWS FROM FINANCING ACTIVITIES
Inventory financing	(5,557)	(5,684)
Proceeds from exercise of options and warrants	1,824	—

Net cash used in financing activities	(3,733)	(5,684)

Effect of exchange rates on cash and cash equivalents	(3)	(22)

Net increase (decrease) in cash and cash equivalents	11,670	(1,290)
Cash and cash equivalents — beginning of period	8,004	11,839

Cash and cash equivalents — end of period	$19,674	$10,549

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Landlord-provided leasehold improvements	$163	$—

Warrant liability reclassified to additional paid-in capital upon exercise	1,042	—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,078	$710

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share amounts)
1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION
     The accompanying financial statements present the financial results of Majesco Entertainment Company and Majesco Europe Limited, its wholly-owned subsidiary, (“Majesco” or the “Company”) on a consolidated basis.
     The Company is a provider of video game products primarily for the family-oriented, mass-market consumer. It sells its products primarily to large retail chains, specialty retail stores, and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP, Microsoft’s Xbox 360 and the personal computer, or PC. It also publishes games for numerous digital platforms, including mobile platforms such as iPhone, iPad and iPod Touch, as well as online platforms such as Facebook.
     The Company’s video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, the Company focuses on publishing casual games targeting mass-market consumers. In some instances, its titles are based on licenses of well-known properties and, in other cases based on original properties. The Company enters into agreements with content providers and video game development studios for the creation of its video games.
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
     Net revenues by geographic region were as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2011	%	2010	%	2011	%	2010	%
United States	$14,214	72.7%	$12,122	99.7%	$91,425	91.3%	$50,488	96.6%
Europe	5,331	27.3%	31	0.3%	8,729	8.7%	1,777	3.4%

Total	$19,545	100.0%	$12,153	100.0%	$100,154	100.0%	$52,265	100.0%

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
     We operate hosted online games in which players can play for free and purchase virtual goods for use in the games. We recognize revenues from the sale of virtual goods as service revenues over the estimated period in which players use the goods in the game. We currently estimate these periods of use to be three to four months. We will periodically assess our estimates for this period of use and future increases or decreases in these estimates will affect our recognized revenues prospectively. We also recognize advertising revenue related to advertising placed on our game sites as ads are served.
     The Company records revenue for distribution agreements where it is acting as an agent as defined by ASC Topic 605, Revenue Recognition, Subtopic 45, Principal Agent Considerations, on a net basis. When the Company enters into license or distribution agreements that provide for multiple copies of games in exchange for guaranteed amounts, revenue is recognized in accordance with the terms of the agreements, generally upon delivery of a master copy, assuming our performance obligations are complete and all other recognition criteria are met, or as per-copy royalties are earned on sales of games. Royalty revenue from sales by our distribution partner in Europe amounted to $2,521 in the three months ended July 31, 2011, or approximately 13% of total revenue. Royalty revenue amounted to less than 10% of total revenue in other periods presented.
     Inventory. Inventory, which consists primarily of finished goods, is stated at the lower of cost as determined by the first-in, first-out method, or market. The Company estimates the net realizable value of slow-moving inventory on a title-by-title basis and charges the excess of cost over net realizable value to cost of sales. In the three and nine months ended July 31, 2011, such charges to cost of sales amounted to $743 and $1,612, respectively, based on current estimates of net realizable value. Such estimates may change and additional charges may be incurred until the related inventory items are sold.
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
     The amortization period for capitalized software development costs and prepaid license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and prepaid license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to “cost of sales-software development costs and license fees — future release,” in the period such a determination is made. These expenses may be incurred prior to a game’s release for games that have been developed. If a game is cancelled prior to completion of development and never released to market, the amount is expensed to general and administrative expenses. If the Company was required to write off licenses, due to changes in market conditions or product acceptance, its results of operations could be materially adversely affected.
     Costs of developing online free-to-play social games, including payments to third-party developers are expensed as research and development expenses. Revenue from these games is largely dependent on players’ future purchasing behavior in the game and currently the Company cannot reliably project that future net cash flows from developed games will exceed related development costs.
     Prepaid license fees and milestone payments made to the Company’s third party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.
     Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are price protection and customer allowances, the valuation of inventory and the recoverability of advance payments for software development costs and intellectual property licenses. Actual results could differ from those estimates.
     Income (Loss) Per Share. Basic income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Basic income (loss) per share excludes the impact of unvested shares of restricted stock issued as long term incentive awards to directors, officers and employees. Diluted income per share reflects the potential impact of common stock options and unvested shares of restricted stock and outstanding common stock purchase warrants that have a dilutive effect under the treasury stock method.
     Reclassifications. For comparability, certain 2010 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2011.
     Commitments and Contingencies. The Company records a liability for commitments and contingencies when the amount is both probable and reasonably estimable.
     Concentrations. The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, in the three and nine months ended July 31, 2011, sales of the Company’s Zumba Fitness game accounted for approximately 80% and 70% of revenues, respectively. We license the rights to publish these games from a third party and have rights to publish other Zumba Fitness games. If the new versions are not successful, this may have a significant impact on our future revenues. In addition, if these arrangements are disrupted, the Company’s operations could be adversely affected. In the nine months ended July 31, 2010, the Company’s Cooking Mama games accounted for 50% of revenues.
     Recent Accounting Pronouncements
     Fair Value — In May 2011, the FASB issued an update to ASC 820-10, Measuring Liabilities at Fair Values. The update to ASC 820-10 clarifies the application of fair value standards in certain circumstances and requires additional disclosures about fair value measurements within Level 3, including sensitivity to changes in unobservable inputs. The update will become effective for the Company on November 1, 2012. The Company is currently evaluating the potential impact of the update on its financial position, results of operations, and cash flows.
     Comprehensive Income — In June 2011, the FASB issued an update to ASC 220, Comprehensive Incomes. The update to ASC 220 establishes standards for the reporting and presentation of comprehensive income. The update will become effective for the Company on November 1, 2012. The Company is currently evaluating the potential impact of the update on its financial position, results of operations, and cash flows.

3. FAIR VALUE
     The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

		Quoted prices		Significant
		in active markets	Significant other	unobservable
		for identical assets	observable inputs	inputs
	July 31, 2011	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$19,046	$19,046	$—	$—
Bank deposits	$628	$628	$—	$—

Total financial assets	$19,674	$19,674	$—	$—

Liabilities:
Warrant liability	$1,187	$—	$—	$1,187

Total financial liabilities	$1,187	$—	$—	$1,187

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
     Assumptions used to determine the fair value of the warrants were:

	Three Months ended July 31,		Nine Months ended July 31,
	2011	2010	2011	2010

Estimated fair value of stock	$2.45-$3.75	$0.68-$0.86	$0.62-$3.75	$0.68-$1.02
Expected warrant term	1.6-1.9 years	2.6-2.9 years	1.6-2.4 years	2.6-3.4 years
Risk-free rate	0.3-0.6%	0.7-1.4%	0.3-0.8%	0.7%-1.6%
Expected volatility	77.9-77.9%	74.3-75.9%	73.5-77.9%	74.3-76.1%
Dividend yield	0%	0%	0%	0%
     A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended July 31, 2011 and 2010 is presented below:

	Three Months	Three Months Ended	Nine Months Ended	Nine Months Ended
	Ended July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Beginning balance	$2,551	$397	$144	$626
Warrants exercised	(106)	—	(1,042)	—
Total loss (gain) included in net income	(1,258)	(183)	2,085	(412)

Ending balance	$1,187	$214	$1,187	$214

     In the three and nine months ended July 31, 2011, upon exercise of 60,706 and 598,440, respectively, of the warrants outstanding, the warrant liability associated with those warrants, amounting to $106 and $1,042 respectively, was reclassified to additional paid-in capital.
     The carrying value of accounts receivable, accounts payable and accrued expenses, due from factor, and advances from customers are reasonable estimates of their fair values because of their short-term maturity.
4. INCOME TAXES
     The federal and state income tax provisions recorded by the Company for the three and nine months ended July 31, 2011 reflect the use of available net operating loss carryforwards to offset taxable income. NOL carryforwards available for income tax purposes at July 31, 2011 amount to approximately $71 million for federal income taxes and approximately $24 million for certain state income taxes. Due to the Company’s history of losses, a valuation allowance sufficient to fully offset NOLs and other deferred tax assets has been established under current accounting pronouncements and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.
     For the nine months ended July 31, 2010, the Company recorded an income tax benefit related to proceeds of $1,656 received in January 2010 from the sale of the rights to approximately $21,200 of New Jersey state income tax operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority.

5. DUE FROM FACTOR
     Due from factor consists of the following:

	July 31,	October 31,
	2011	2010
Outstanding accounts receivable sold to factor	$8,704	$13,754
Less: allowances	(4,455)	(3,298)
Less: advances from factor	(2,840)	(9,441)

	$1,409	$1,015

     Outstanding accounts receivable sold to the factor as of July 31, 2011 and October 31, 2010 for which the Company retained credit risk amounted to $0.6 million and $1.4 million, respectively. As of July 31, 2011 and October 31, 2010, there were no allowances for uncollectible accounts.
     A summary of the changes in price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor is presented below:

	Nine Months Ended
	July 31,
	2011	2010
Allowances — beginning of period	$(3,298)	$(4,380)
Provision for price protection	(2,392)	(3,073)
Amounts charged against allowance and other changes	1,235	4,506

Allowances — end of period	$(4,455)	$(2,947)

6. ACCOUNTS AND OTHER RECEIVABLES
     The following table presents the major components of accounts and other receivables:

	July 31,	October 31,
	2011	2010
Royalties receivable	$2,391	$—
Trade accounts receivable	359	726
Allowances	—	(25)
Other	38	24

	$2,788	$725

7. INVENTORIES
     Inventories consist of the following:

	July 31,	October 31,
	2011	2010
Finished goods	$3,798	$6,711
Packaging and components	809	1,707

	$4,607	$8,418

8. PREPAID EXPENSES
     Prepaid expenses consist of the following:

	July 31,	October 31,
	2011	2010
Prepaid advertising	$595	$746
Other	301	175

	$896	$921

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	July 31,	October 31,
	2011	2010
Accounts payable — trade	$3,394	$4,856
Royalties and software development	5,149	5,517
Salaries, accrued bonuses and other compensation	2,477	592
Other accruals	1,331	410

	$12,351	$11,375

10. STOCK BASED COMPENSATION ARRANGEMENTS
     The Company issued 284,766 and 614,250 shares of restricted stock during the three and nine months ended July 31, 2011, respectively, and cancelled no shares in either period. The Company issued 163,949 and 279,131 shares of restricted stock during the three and nine months ended July 31, 2010, respectively, and cancelled 199,736 and 221,720 shares during the same respective periods. The Company values shares of restricted stock at fair value as of the grant date.
     The Company issued options to purchase 0 and 100,000 shares of common stock during the three and nine months ended July 31, 2011, respectively, and cancelled no options in the periods. The issued options have an exercise price of $1.64 per share, equal to the market value of a share of the Company’s stock on the grant date, and expire in 2018. The options have a total grant-date fair value of $95, based on the Black-Scholes model and estimated share-price volatility of 75.2%, estimated life of 4.3 years and a risk-free rate of 1.8%. The Company did not issue or cancel any options to purchase shares of common stock during the three and nine months ended July 31, 2010. The Company values options at fair value as of the grant date.
11. INCOME (LOSS) PER SHARE
     The table below provides a reconciliation of basic and diluted average shares outstanding used in computing income (loss) per share, after applying the treasury stock method.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Basic weighted average shares outstanding	38,803,090	36,934,987	38,165,521	36,838,981
Common stock options	557,178	—	368,012	303,668
Non-vested portion of restricted stock grants	1,432,762	—	958,477	—
Warrants	525,776	—	335,012	—

Diluted weighted average shares outstanding	41,318,806	36,934,987	39,827,022	37,142,649

     Options and warrants to acquire 386,970 and 545,732 shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended July 31, 2011, respectively, as the effect of their inclusion would be anti-dilutive. Options and warrants to acquire 3,725,399 and 3,725,399 shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended July 31, 2010, respectively, as the effect of their inclusion would be anti-dilutive.
     The table below provides total potential shares outstanding, including those that are anti-dilutive, at the end of each reporting period:

	July 31,	July 31,
	2011	2010
Shares issuable under common stock warrants	1,296,501	2,241,470
Shares issuable under stock options	1,306,081	1,483,929
Non-vested portion of restricted stock grants	2,097,469	1,673,327

	4,700,051	5,398,726

12. COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) for the three- and nine-month periods ended July 31, 2011 and 2010, are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Net income (loss)	$1,889	$(1,643)	$10,727	$557
Other comprehensive income (loss) — foreign currency translation adjustments	(3)	(4)	(5)	(83)

Total comprehensive income (loss)	$1,886	$(1,647)	$10,722	$474

13. COMMITMENTS AND CONTINGENCIES
     Infringement claim
     In July 2011, a claim was made against Microsoft and certain game publishers, including the Company, that have released games for Microsoft’s Kinect for Xbox 360, alleging patent infringement and seeking monetary damages and injunctive relief. The Company intends to defend itself against the claim and believes it has third-party indemnity rights that may cover certain costs to the Company. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.
     Workforce reduction
     During January 2010, Company management initiated a plan of restructuring to better align its workforce to its revised operating plans. As part of the plan, the Company reduced its personnel count by 16 employees, then representing 17% of its workforce. The Company recorded charges of approximately $403 in the nine months ended July 31, 2010 in connection with the terminations, which consisted primarily of severance and unused vacation payments. The expenses were included in operating costs and expenses as shown in the table below:

Nine Months Ended
July 31, 2010
Product research and development	$90
Selling and Marketing	243
General and Administrative	70

Total	$403

     These payments were made during the Company’s fiscal year ended October 31, 2010. At July 31, 2011 and October 31, 2010, the Company had no remaining liability related to the workforce reduction.
14. RELATED PARTIES
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
     The following table summarizes expenses related these agreements with Mr. Sutton:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Consulting	$38	$38	$113	$113
Commissions and fees	—	—	—	131

Total	$38	$38	$113	$244

     MSI Entertainment, a company controlled by Morris Sutton, acted as an agent for the Company in sales to a distributor. The titles, for which the Company had no other planned distribution, were paid for in advance by the distributor. In the nine months ended July 31, 2011, the Company paid MSI a fee of $78 in connection with the sales.
     The Company also has an agreement with a member of its board of directors to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10. Under this arrangement, fees earned in the three and nine months ended July 31, 2011 totaled $30 and $90, respectively. Fees earned in the three and nine months ended July 31, 2010 totaled $30 and $43, respectively.

15. PURCHASE OF ASSETS
     On June 3, 2011, the Company acquired certain assets and assumed certain liabilities of Quick Hit, Inc. (“Quick Hit”), a developer and operator of online games. The aggregate purchase price paid was approximately $837 in cash. The Company also entered into an exclusive license agreement with a senior lender to Quick Hit for the source code to an online interactive football game, with options to extend the license and purchase the game at the end of the license period. If exercised by the Company, extension and option payments of $125, $125 and $60 are due in September 2011, December 2011 and September 2012, respectively.
     The acquisition has been accounted for as a purchase business combination pursuant to ASC 805, Business Combinations, and as such the Quick Hit assets acquired and liabilities assumed were recorded at their estimated respective fair values and the excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed was recorded as Goodwill. The Company acquired certain key operating assets as well as the Quick Hit development team to execute on its social games strategy. The Company believes the team can enhance its ability to build, deploy and monetize online games. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired. The acquisition was financed with available cash on hand. The Company made significant assumptions and estimates in determining the preliminary allocation of the purchase price, which are subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of certain tangible and intangible assets acquired and liabilities assumed in connection with the acquisition.
     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Valuation
Intangible assets	$105
Property and equipment	434
Working Capital and other assets	225

Net identifiable assets	764
Goodwill	73

Net assets acquired	$837

     In accordance with ASC 805, the following supplemental pro forma consolidated financial information is provided using historical data of Quick Hit, Inc. and of the Company, adjusted for the application of the acquisition method of accounting as if the acquisition had occurred on November 1, 2009 for the three and nine-month periods ended July 31, 2010 and on November 1, 2010 for the three and nine-month periods ended July 31, 2011.
     Quick Hit was originally formed in 2008 to develop and operate a series of online, head-to-head sports games (e.g. football, baseball, basketball, hockey and soccer) with aspects of massively multiplayer online role-playing games (MMORPG) and 3D technology. Between 2009 and 2011, Quick Hit revised its business plan to focus resources on adding features to its football game launched in 2009, delayed its schedule of future releases and reduced its workforce from over 30 in 2009 to 12 by June 2011. The Company intends to utilize this workforce to operate its social games strategy and reduce its subcontracted development costs. Accordingly, the supplemental pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Quick Hit acquisition been completed as of the dates presented, and should not be taken as a representation of the Company’s future consolidated results of operations or financial position. The unaudited pro forma information also does not reflect any operating efficiencies and associated cost savings that the Company may achieve with respect to the combined companies.

	Three Months	Three Months Ended	Nine Months Ended	Nine Months Ended
	Ended July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010
Net revenues	$19,624	$12,234	$100,883	$52,487
Net income (loss)	$1,634	$(3,403)	$7,731	$(4,462)
Basic net income (loss) per share	$0.04	$(0.09)	$0.20	$(0.12)
Diluted net income (loss) per share	$0.04	$(0.09)	$0.19	$(0.12)
     In both the three and nine-month periods ended July 31, 2011, net revenues and net losses related to the former Quick Hit operations amounted to approximately $77 and $540, respectively. In connection with the transaction, the Company hired 12 employees of Quick Hit, representing substantially all of its personnel. In addition, the Company issued 170,652 shares of restricted common stock as part of the inducement and retention of employees. The shares of restricted common stock have a transaction-date fair value of $524, which will be recognized as stock-based compensation expense as the shares vest at the rate of one-third of the shares granted every six months over the 18 month period following June 3, 2011.

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
Overview
     We are a provider of video game products primarily for the family-oriented, mass-market consumer. We sell our products primarily to large retail chains, specialty retail stores, and distributors. We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP, Microsoft’s Xbox 360 and the personal computer, or PC. We also publish games for numerous digital platforms, including mobile platforms such as iPhone, iPad and iPod Touch, as well as online platforms such as Facebook.
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
     Cost of Sales. Cost of sales consists of product costs and amortization and impairment of software development costs and license fees. A significant component of our cost of sales is product costs. Product costs are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals and accessories. In cases where we act as a distributor for other publishers’ products, cost of sales may increase as we acquire products at a higher fixed wholesale price. While product costs as a percentage of revenue are higher on these products, we do not incur upfront development and licensing fees or resulting amortization of software development costs. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees — future releases. These expenses may be incurred prior to a game’s release.
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
     Our provisions for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our reserves, which would impact the net revenues and/or selling and marketing expenses we report. For the nine-month periods ended July 31, 2011 and 2010, we provided allowances for future price protection and other allowances of $2.4 million and $3.1 million, respectively. The fluctuations in the provisions reflect fluctuations in gross sales and our estimates of future price protection based on the factors discussed above.
     We attempt to limit our exposure to credit risk by factoring a significant portion of our receivables to a third party that primarily buys them without recourse. For receivables that are not sold without recourse, we analyze our aged accounts receivables, payment history and other factors to make a determination if collection of receivables is likely, or a provision for uncollectible accounts is necessary.
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

     When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees — future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release for games that have been developed. If a game is cancelled prior to completion of development and never released to market, the amount is expensed to operating costs and expenses — loss on impairment of capitalized software development costs and license fees — cancelled games. As of July 31, 2011, the net carrying value of our licenses and software development costs was $9.4 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.
     License fees and milestone payments made to our third-party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.
     We have expensed as research and development all costs associated with the development of social games. We have acquired an online game in connection with the June 2011 acquisition of selected assets of Quick Hit, Inc. and have developed and launched two additional games available on Facebook, which have not earned significant revenues to date, and are continuing to evaluate alternatives for future development and monetization. We have also added the former development team of Quick Hit, Inc., to enhance our abilities in the development and operation of our social games.
     Inventory. Inventory, which consists principally of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales. Some of our inventory items are packaged with accessories, such as belts for our Zumba games and dolls for our Babysitting Mama game. The purchase of these accessories involves longer lead times and minimum purchase amounts, which require us to maintain higher levels of inventory than for other games. Therefore, these items have a higher risk of obsolescence, which we review periodically based on inventory and sales levels. As of July 31, 2011, our net inventory balance includes an aggregate of approximately $1.6 million of accessories and games bundled with accessories.
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
     Commitments and Contingencies. We are subject to claims and litigation in the ordinary course of our business. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable. See Note 13 to our Consolidated Financial Statements.
     Results of operations
Three months ended July 31, 2011 versus three months ended July 31, 2010
     Net Revenues. Net revenues for the three months ended July 31, 2011 increased to $19.5 million from $12.2 million in the comparable quarter last year. The increase was due to sales of Zumba Fitness released in the first quarter of fiscal 2011 on three platforms, the Nintendo Wii, Kinect for the Xbox 360, and Sony’s Move for the Playstation. In addition, we recognized revenue from royalties and sales of accessories related to sales of Zumba Fitness in Europe by our distribution partner. In total, revenue from Zumba Fitness accounted for approximately 80% of total revenue in the period. New releases affecting revenues in the three months ended July 31, 2011 included Cake Mania 4 and Spy Kids. The three months ended July 31, 2010 reflect the release of Tetris for the Nintendo Wii and Nintendo DS.
     The following table sets forth our net revenues by platform:

	Three Months Ended July 31,				Nine months Ended July 31,
	2011	%	2010	%	2011	%	2010	%
	(thousands)		(thousands)		(thousands)		(thousands)
Nintendo Wii	$14,036	72%	$4,624	38%	$59,794	60%	$15,275	29%
Microsoft Xbox 360	2,306	12%	218	2%	20,334	20%	395	1%
Nintendo DS	2,249	11%	7,139	59%	14,610	15%	35,396	68%
Sony Playstation 3	637	3%	—	—	4,438	4%	—	—
Royalties, accessories and other	317	2%	172	1%	978	1%	1,199	2%

TOTAL	$19,545	100%	$12,153	100%	$100,154	100%	$52,265	100%

     Gross Profit. Gross profit for the three months ended July 31, 2011 was $8.0 million compared to a gross profit of $2.8 million in the same quarter last year. The increase in gross profit was primarily attributable to increased net revenues for the three months ended July 31, 2011, as discussed above. Gross profit as a percentage of net sales was 41% for the three months ended July 31, 2011, compared to 23% for the three months ended July 31, 2010. The increase in gross profit as a percentage of sales was primarily due to sales of Zumba Fitness in the United States and Europe. We license the rights to publish Zumba Fitness in Europe to another video game publisher and receive a royalty based on net revenues of the product. We record these revenues net in accordance with ASC 605-45, Revenue Recognition — Principal Agent Considerations.
     Product Research and Development Expenses. Research and development costs increased $1.2 million to $1.9 million for the three months ended July 31, 2011, from $0.7 million for the comparable period in 2010. The increase was primarily due to development costs related to our online games business and increased production headcount. In June 2011, we acquired assets from Quick Hit, Inc., a developer and operator of online games, and added their former development team to enhance our abilities in the development and operation of our social games. In addition, during 2011, we opened a second production facility in San Francisco and increased the number of producers we have managing game development due to an increase in the number and quality of games we are developing.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $2.3 million for the three months ended July 31, 2011, compared to $1.6 million for the three months ended July 31, 2010. The increase was primarily due to increased media advertising, sales commissions and other variable costs associated with increased sales volumes, primarily due to Zumba Fitness.
     General and Administrative Expenses. For the three-month period ended July 31, 2011, general and administrative expenses increased to approximately $2.5 million, from $2.0 million in the three-month period ended June 30, 2010 due primarily to increases in employee compensation and professional services.
     Loss on Impairment of Software Development Costs and License Fees — Cancelled Games. For the three-month period ended July 31, 2011, loss on impairment of software development costs and license fees — cancelled games, amounted to $0.2 million compared to $0.1 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game.
     Operating Income. Operating income for the three months ended July 31, 2011 was approximately $0.9 million, compared to a loss of $1.7 million in the comparable period in 2010. As discussed above, increased revenues and gross profits during the three months ended July 31, 2011 were partially offset by increased development and other operating expenses and losses on impaired games during the period.
     Change in Fair Value of Warrant Liability. We have outstanding warrants that contain a provision that may require settlement by transferring assets and are, therefore, recorded at fair value as liabilities. We recorded a gain of $1.3 million for the three months ended July 31, 2011, which reflected a decrease in the fair value of the warrants primarily based upon the decreased market price of a share of our common stock during the period, compared to a gain of $0.2 million for the three months ended July 31, 2010. In the nine months ended July 31, 2011, 598,440 of the 1,697,735 previously-outstanding warrants subject to remeasurement were exercised. The remaining outstanding warrants expire in September 2012.
     Income Taxes. In the three months ended July 31, 2011, our income tax expense was $0.2, which represents our current alternative minimum tax provision and certain state income taxes and reflects the use of available net operating loss carryforwards to offset taxable income. In the three months ended July 31, 2010, no provision for income taxes was recorded due to the operating losses in the period.
     Net Income. Net income for the three months ended July 31, 2011 was $1.9 million compared to a $1.6 million loss for the three months ended July 31, 2010. As discussed above, increased revenues and gross profits and the change in the fair value of our warrant liability more than offset increased operating expenses.
Nine months ended July 31, 2011 versus nine months ended July 31, 2010
     Net Revenues. Net revenues for the nine months ended July 31, 2011 increased to $100.2 million from $52.3 million in the comparable period last year. During the nine months ended July 31, 2011, we released Babysitting Mama for the Nintendo Wii and Zumba Fitness on three platforms, the Nintendo Wii, Kinect for the Xbox 360, and Sony’s Move for the Playstation3. The strong performance of the Zumba titles was primarily responsible for the increased revenues over the prior-year period. Sales of Zumba Fitness accounted for approximately 70% of total revenue in the period. Sales from our series of products based on Cooking Mama accounted for approximately 50% of revenue in the nine months ended July 31, 2010.

     Gross Profit. Gross profit for the nine months ended July 31, 2011 was $41.2 million compared to a gross profit of $14.6 million in the same period last year. The increase in gross profit was primarily attributable to increased net revenues for the nine months ended July 31, 2011, as discussed above. Gross profit as a percentage of net sales was 41% for the nine months ended July 31, 2011, compared to 28% for the nine months ended July 31, 2010. The increase in gross profit as a percentage of sales was primarily due to sales of Zumba Fitness in the United States and Europe. These factors were partially offset by inventory charges in the period related primarily to Babysitting Mama. In addition, we recognized $1.0 million of losses on impairment of software development costs and license fees in the nine months ended July 31, 2010.
     Product Research and Development Expenses. Research and development costs increased $2.8 million to $5.2 million for the nine months ended July 31, 2011, from $2.4 million for the comparable period in 2010. The increase was primarily due to costs related to our online games business, increased production headcount, and charges incurred for development of console game prototypes prior to reaching technological feasibility. We incurred approximately $1.0 million in the current period for third-party development of online games for Facebook. In addition, in June 2011, we acquired assets from Quick Hit, Inc., a developer and operator of online games, and added their former development team to enhance our abilities in the development and operation of our social games. In addition, during 2011, we opened a second production facility in San Francisco and increased the number of producers we have managing game development due to an increase in the number and quality of games we are developing. The effects of these costs were partially offset by the effects of $0.1 million severance charges recorded in the prior year.
     Selling and Marketing Expenses. Total selling and marketing expenses were approximately $12.0 million for the nine months ended July 31, 2011, compared to $6.2 million for the nine months ended July 31, 2010. The increase was primarily due to increased media advertising and other marketing costs associated with the launch of Zumba Fitness and Babysitting Mama, including several television and internet advertising campaigns. Variable costs including commissions, warehousing and freight also increased due to higher volume and, were partially offset by lower costs incurred in Europe following our shift from a publishing and distribution model to a licensing approach, including the effects of severance charges recorded in the prior year.
     General and Administrative Expenses. For the nine-month period ended July 31, 2011, general and administrative expenses were $8.1 million, an increase of $1.7 million from $6.4 million in the comparable period in 2010. The increase was primarily due to an increase in profit-based bonus compensation recognized in the current period.
     Loss on Impairment of Software Development Costs and License Fees — Cancelled Games. For the nine-month period ended July 31, 2011, loss on impairment of software development costs and license fees — cancelled games, amounted to $1.5 million compared to $0.3 million in the prior-year period, reflecting a greater number of projects cancelled. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. Charges for the nine months ended July 31, 2011 included several games in development for the Sony Move platform, which totaled $0.6 million, and other game projects totaling $0.9 million.
     Operating Income. Operating income for the nine months ended July 31, 2011 was approximately $14.3 million, an increase of $15.1 million from a $0.8 million loss in the comparable period in 2010. As discussed above, increased revenues and gross profits during the nine months ended July 31, 2011 more than offset increased sales, marketing and other operating expenses and impairments during the period.
     Change in Fair Value of Warrant Liability. We have outstanding warrants that contain a provision that may require settlement by transferring assets and are, therefore, recorded at fair value as liabilities. We recorded a loss of $2.1 million for the nine months ended July 31, 2011, which reflected an increase in the fair value of the warrants during the period primarily as a result of the increased market price for a share of our common stock, compared to a gain of $0.4 million for the nine months ended July 31, 2010, which reflected a decrease in the fair value of warrants during the period.
     Income Taxes. For the nine months ended July 31, 2010, we received proceeds of approximately $1.7 million from the sale of approximately $21.2 million of New Jersey state income tax net operating loss carryforwards under the state’s Technology Business Tax Certificate Program and recorded the proceeds as an income tax benefit in the period. In the nine months ended July 31, 2011, our income tax expense represents our current alternative minimum tax provision and certain state income taxes and reflects the use of available net operating loss carryforwards to offset taxable income. We did not sell New Jersey loss carryforwards in the period. Any potential future sales of New Jersey loss carryforwards that the Company may pursue will be subject to the provisions of the tax certificate program, including an application and qualification process, and the availability of approved funding.
     Net Income. Net income for the nine months ended July 31, 2011 was $10.7 million compared to $0.6 million for the nine months ended July 31, 2010. As discussed above, increased revenues and gross profits more than offset increased operating expenses, impairments and the change in the fair market value of our warrant liability.

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
     As of July 31, 2011, our cash and cash equivalents balance was $19.7 million and funds available to us under our factoring and purchase order financing agreements were $3.7 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.
     Factoring and Purchase Order Financing.
     To satisfy our liquidity needs, we factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $20.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had outstanding advances against accounts receivable of approximately $2.8 million under our factoring agreement at July 31, 2011. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets.
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
     In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At July 31, 2011, we had no excess advances outstanding.
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
     Commitments under development agreements amounted to $9.3 million at July 31, 2011, compared to $3.3 million at July 31, 2010. In addition, certain agreements provide for minimum commitments for marketing support.

Off-Balance Sheet Arrangements
     As of July 31, 2011, we had no off-balance sheet arrangements.
Cash Flows
     Cash and cash equivalents were $19.7 million as of July 31, 2011 compared to $8.0 million at October 31, 2010 and $10.5 million at July 31, 2010. Working capital as of July 31, 2011 was $26.5 million compared to $11.6 million at October 31, 2010. Changes in cash and working capital balances reflect operating results as well as significant seasonal factors.
     Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.
     For the nine months ended July 31, 2011, we generated approximately $16.6 million in cash flow from operating activities, compared to $4.6 million in the same period last year. The increase in cash provided by operating activities was primarily due to increased operating income in the period, which increased $15.1 million from a $0.8 million loss in the nine months ended July 31, 2010 to $14.3 million of operating income in the nine months ended July 31, 2011. Operating income excludes the non-cash effects of the change in our warrant liability and interest and financing costs. Commitments under development agreements amount to $9.3 million at July 31, 2011, compared to $3.3 million at July 31, 2010. Accordingly, cash outflows for development may increase in future periods compared to comparable prior periods. In addition, certain agreements provide for minimum commitments for marketing support.
     Investing Cash Flows. Cash used in investing activities for the nine months ended July 31, 2011 increased compared to the nine months ended 2010 due to the acquisition of computer hardware, software and other assets from Quick Hit, Inc. in June 2011. Other investing outflows in the periods reflect primarily of purchases of computer equipment.
     Financing Cash Flows. Net cash used in financing activities for the nine months ended July 31, 2011 and 2010 primarily consisted of cash used to reduce outstanding borrowings under our purchase order financing agreement for seasonal inventory. In the nine months ended July 31, 2011, we received $1.8 million of proceeds from the exercise of outstanding units and warrants.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint alleges infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness game for Xbox 360, of Impulse’s patents for certain motion tracking technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends, in conjunction with Microsoft and the other defendants, to defend itself against the claim and believes it has third-party indemnity rights that may cover certain costs to the Company. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.
Item 1A. Risk Factors
     A description of the risks associated with our business, financial condition, and results of operations is set forth is Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Pursuant to previously issued warrants and unit purchase options, we issued shares of our common stock and received gross proceeds on the dates shown below.
Common stock issued pursuant to exercise of warrants at an exercise price of $2.04 per share:

	Common	Gross
	Shares	Proceeds
Date	Issued	Received
June 14, 2011	50,000	$102,000
June 16, 2011	8,400	$17,136
Common stock issued pursuant to exercise of unit purchase options at an exercise price of $1.50 per share:

	Common	Gross
	Shares	Proceeds
Date	Issued	Received
May 17, 2011	21,000	$31,500
     The issuance of the shares of common stock and warrants issued upon exercise of such previously issued outstanding warrants and unit purchase options were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The resale by the holders of the shares issued is covered by a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 10, 2007.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

10.1#	XBOX 360 Publisher License Agreement, effective September 13, 2005, by and between Microsoft Licensing, GP and Majesco Entertainment Company.

10.2#	Amendment to the XBOX 360 Publisher License Agreement (2008 renewal, etc.), effective September 1, 2009, by and between Microsoft Licensing, GP and Majesco Entertainment Company.

10.3#	Amendment to the XBOX 360 Publisher License Agreement (Russian Incentive Program, Hits Program Revisions), effective February 4, 2010, by and between Microsoft Licensing, GP and Majesco Entertainment Company.

10.4	Second Amendment to the Confidential License Agreement for Nintendo DS (Western Hemisphere), effective May 1, 2005 by and between Nintendo of America, Inc. and Majesco Entertainment Company.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY
/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer Date: September 14, 2011