Form 10-Q/A
period 2011-07-31
MAJESCO ENTERTAINMENT CO
filed 2012-01-17
CIK 1076682

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 9, 2011, there were 41,295,721 shares of the Registrant’s common stock outstanding.

Explanatory Note

Majesco Entertainment Company (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on September 14, 2011. The purpose of this Amendment is to refile Exhibits 10.1 and 10.2 that were originally filed with the Form 10-Q to conform such exhibits to comments received from the Commission on the confidential treatment request filed by the Company with respect to Exhibits 10.1 and 10.2.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibits 10.1 and 10.2, as corrected. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II

OTHER INFORMATION

Item 6. Exhibits

10.1#*	XBOX 360 Publisher License Agreement, effective September 13, 2005, by and between Microsoft Licensing, GP and Majesco Entertainment Company.

10.2#*	Amendment to the XBOX 360 Publisher License Agreement (2008 renewal, etc.), effective September 1, 2009, by and between Microsoft Licensing, GP and Majesco Entertainment Company.

10.3#**	Amendment to the XBOX 360 Publisher License Agreement (Russian Incentive Program, Hits Program Revisions), effective February 4, 2010, by and between Microsoft Licensing, GP and Majesco Entertainment Company.

10.4**	Second Amendment to the Confidential License Agreement for Nintendo DS (Western Hemisphere), effective May 1, 2005 by and between Nintendo of America, Inc. and Majesco Entertainment Company.

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.
*	Filed herewith.
**	Filed on September 14, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer Date: January 17, 2012