Form 10-K
period 2011-10-31
MAJESCO ENTERTAINMENT CO
filed 2012-01-17
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended October 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File No. 000-51128

MAJESCO ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Raritan Center Parkway

Edison, New Jersey 08837

(Address of principal executive office)

Registrant’s telephone number, including area code (732) 225-8910

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)	(Name of exchange on which registered)
Common Stock, Par Value $0.001	NASDAQ Capital Market

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates as of April 30, 2011 was $143 million.

The outstanding number of shares of common stock as of January 10, 2012 was 41,333,481.

The Registrant’s proxy or information statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

The Company was previously a “smaller reporting company” that determined that it no longer qualified as such as of its October 31, 2011 determination date, at which time the Company met the definition of an “accelerated filer.” In accordance with SEC Release 33-8876, the Company has elected to comply with the disclosure requirements for a smaller reporting company in connection with the preparation of this annual report on Form 10-K.

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

Introduction

We are a provider of interactive entertainment software primarily for the casual game playing, mass-market consumer. Our products allow us to capitalize on the large and growing installed base of interactive entertainment enthusiasts on a variety of different consoles, handheld, and digital platforms. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors, or make them available for digital download over internet or mobile networks. We have developed our network of retail and distribution relationships over our 25-year history.

We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s 3DS, DS, and Wii, Sony’s PlayStation 3, or PS3, Microsoft’s Xbox 360 and the personal computer, or PC. We also publish games for digital platforms such as Xbox Live Arcade (“XBLA”) and PlayStation Network (“PSN”), as well as mobile platforms like iPhone, iPad and iPod Touch, and online platforms such as Facebook.

Our video game titles are targeted at various demographics at a range of price points. In some instances, these titles are based on licenses of well-known properties and, in other cases are based on original properties. We collaborate and enter into agreements with content providers and video game development studios for the creation of our video games.

Due to the larger budget requirements for developing and marketing premium console titles for core gamers, we focus on publishing casual games targeting mass-market consumers. Recently, hardware manufacturers have introduced a number of innovative user interfaces attracting the casual game consumer to their platforms, such as the touch stylus for the Nintendo DS, motion based controllers for the Nintendo Wii and Sony PlayStation, and full-body motion sensing for the Microsoft Xbox 360. This has created new gaming genres such as dance and fitness, for which we have published innovative products in these categories. Additionally, touch screen interfaces and improved visual displays for smartphones and tablets, and on social networking platforms for the personal computer have proven to be attractive platforms for the casual game consumer.

Corporate Background

Our principal executive offices are located at 160 Raritan Center Parkway, Edison, NJ 08837, and our telephone number is (732) 225-8910. Our web site address is www.majescoentertainment.com. Majesco Sales Inc. was incorporated in 1986 under the laws of the State of New Jersey. On December 5, 2003, Majesco Sales Inc. completed a reverse merger with Majesco Holdings Inc. (formerly ConnectivCorp), then a publicly traded company with no active operations. Majesco Holdings Inc. was incorporated in 2004 under the laws of the State of Delaware. As a result of the merger, Majesco Sales Inc. became a wholly-owned subsidiary and the sole operating business of the public company. On April 4, 2005, Majesco Sales Inc. was merged into Majesco Holdings Inc., and, in connection with the merger, Majesco Holdings Inc. changed its name to Majesco Entertainment Company.

Industry Overview

The interactive entertainment software market is comprised of two primary sectors. The first sector is software for dedicated console and handheld gaming systems such as the Xbox 360, PlayStation 3, Wii and the DS and 3DS handheld systems. The majority of software for these platforms has historically been purchased in packaged form through retail outlets. However, in recent years an increasing amount of software has been made available digitally through online networks such as Microsoft’s Xbox Live Arcade (“XBLA”) and Sony’s PlayStation network (“PSN”). The second sector consists of software for multipurpose devices such as personal computers and mobile devices such as smartphones and tablets. Significant growth is projected in this area, particularly in the form of downloadable and online games for use with mobile devices or over online social networks such as Facebook. These “games as a service” platforms often utilize different customer monetization models such as “freemium” gaming where a customer accesses certain game functionality for free, while paying for certain content in the form of in-game microtransactions such as virtual goods, or premium game features. North American retail sales of video game software were approximately $10 billion in 2011 according to the NPD Group, a global provider of consumer market research information. On a global basis, International Development Group (“IDG”) estimates that worldwide retail sales of console, handheld and PC software were roughly $24 billion in 2011. IDG estimates that non-traditional (digital) revenue surpassed $20 billion in 2011 and will grow to over $40 billion by 2015.

Strategy

Our objective is to be an innovative provider of video games for the mass market with a focus on developing and publishing a wide range of casual and family oriented video games. Specifically, we strive to:

Develop franchise titles with the capability to sell multiple sequels.

Video game franchises are those game brands that successfully sell multiple sequels. These provide valuable long-term benefits both in customer base growth and revenue predictability. A core strategy for growth is to pursue the development and cultivation of long-term franchises both through internally generated intellectual property and long-term licensing arrangements.

Focus product development efforts on quality games that are easy to “pick-up-and-play,” priced affordably and targeted for the mass market.

Video game development of casual games is generally less expensive and simpler than development of games for the core gamer demographic, where expectations for graphic quality and depth of play are very high. In general, from a game play/content perspective, we are focused on publishing games that are relatively easy to play and whose subject matter will appeal to as wide an audience as possible. Historically, we focused our game development efforts on products for the Nintendo DS and Wii systems, which have appealing price points and unique play mechanics that continue to resonate with the mainstream gamer and have experienced significant installed base growth over the past four years. With the introduction of motion-based gaming to both the Xbox 360 and PlayStation 3, we have begun developing games for these platforms.

Leverage success of our existing franchises.

We plan to continue to extend our existing products through platform and brand extensions. We have successfully extended the Cooking Mama brand onto multiple games, including Gardening Mama, Crafting Mama, Babysitting Mama and Camping Mama and across multiple platforms including Nintendo DS, Wii, and 3DS systems. We will look to continue to grow this series with additional sequels, brand extensions and innovations.

Zumba Fitness launched on November 18, 2010 for the Nintendo Wii, Kinect for Xbox 360, and PlayStation 3 Move, and sold over 4 million units worldwide in its first twelve months. We aim to continue to capitalize on the rapid growth of this fitness program with additional releases in fiscal 2012. Zumba Fitness 2, for the Nintendo Wii, was released on November 15, 2011, and we plan to release Zumba Fitness Rush on Kinect for Xbox 360 in February 2012.

Build our digital business and product offering.

In 2011, we began building a business in digitally-delivered games alongside our traditional console and handheld business. This business encompasses new platforms such as free-to-play social games on Facebook, mobile games on Apple’s iOS as well as Android devices, and downloadable games on XBLA, PSN and WiiWare. To date, we have launched several digital games, including Cooking Mama: Friends Café, and Parking Wars 2, on Facebook, and Bloodrayne Betrayal, on XBLA and PSN, among others. In addition, we acquired the assets and development team of Quick Hit, Inc. in June of 2011 to increase our capability to develop and publish games for online and mobile platforms.

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

Products

We offer our customers a wide selection of interactive entertainment products for a variety of platforms. Our goal is to grow individual titles into successful franchises, which can provide predictable and profitable growth for years. When a franchise is successful, it may account for a large percentage of our overall net revenue. This has occurred in the past in the cases of both Cooking Mama and Zumba Fitness, as these brands have grown through numerous iterations across multiple platforms. In addition, we own the intellectual property related to certain games and also license the rights to content from developers or media entertainment companies, such as in the titles Alvin and the Chipmunks: The Squeakquel, Hulk Hogan’s Main Event, and Twister Mania.

In fiscal year 2011, revenue from sales of Zumba Fitness represented approximately 70 percent of our total net revenue. In fiscal year 2009 and 2010, Cooking Mama accounted for 49 and 44 percent of net revenue, respectively.

Zumba Fitness introduced in November 2010 sold over 4 million copies worldwide in its first year. According to NPD, Zumba Fitness was the number one fitness title of 2011. We have licensed the right to release sequels to this product in 2012 and 2013.

The original Cooking Mama game was first introduced in 2006 for the Nintendo DS and has sold more than three million units to date. The Cooking Mama franchise has sold over 9 million units across ten titles in North America. Most recently, Cooking Mama made its debut on the Nintendo 3DS with the launch of Cooking Mama 4: Kitchen Magic, which was released in November 2011.

In addition to our traditional retail games, we also create titles for the leading online and mobile platforms, including Facebook, Apple’s iOS, Android, Microsoft’s XBLA, and Sony’s PSN.

Selected titles, their compatible platforms and launch dates include:

Selected Titles	Platform	Launch Date

Cooking Mama	DS	September 2006
Cooking Mama: Cook Off	Wii	March 2007
Cooking Mama 2: Dinner with Friends	DS	November 2007
Jillian Michaels’ Fitness Ultimatum 2009	Wii	October 2008
Cooking Mama: World Kitchen	Wii	November 2008
Gardening Mama	DS	March 2009
Jillian Michaels’ Fitness Ultimatum 2010	Wii, DS	October 2009
Cooking Mama 3: Shop and Chop	DS	October 2009
Hello Kitty Party	DS	November 2009
Alvin and the Chipmunks: The Squeakquel	Wii, DS	December 2009
Tetris Party Deluxe	Wii, DS	June 2010
Greg Hastings Paintball 2	Xbox 360, Wii	September 2010
Gardening Mama	iPhone, iPad	October 2010
My Baby 3 & Friends	DS	October 2010
Crafting Mama	DS	October 2010
Babysitting Mama	Wii	November 2010
Zumba Fitness	Wii, Xbox 360, PS3	November 2010
Cooking Mama Friends Café	Facebook	January 2011
Camping Mama: Outdoor Adventures	DS	October 2011
Hulk Hogan’s Main Event	Xbox 360	October 2011
Pet Zombies	3DS	October 2011

Product Development

Prior to initiating the development of a video game title, we perform market research, studio due diligence and financial analysis. A title must then be approved by our “green light” committee comprised of members from our executive, product development, finance, sales and marketing and legal/business affairs teams before being accepted for publication. Once accepted, the title is evaluated at regular milestones to ensure it is progressing on time, according to specifications and on budget.

We primarily use third party development studios to develop our video game products. However, we employ game producers and quality assurance personnel to manage the creation of the game and its ultimate approval by the first party hardware manufacturer. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially utilize products created by the third party developers we work with. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product, only after we recoup development costs. We have worked, and continue to work, with independent third party developers, such as:

•	Zoe Mode

•	Panic Button

•	1st Playable Productions

•	Behaviour Interactive and

•	Wayforward Technologies.

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

We develop online and mobile games internally, at our Foxboro, Massachusetts facility, or using external developers. On June 3, 2011, we acquired certain assets and the twelve person workforce of Quick Hit, Inc., a developer of free to play online games. This team will serve as the basis for our entry into the business of “freemium” games for play online and on mobile devices.

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

Licenses to Third Parties

As we create original titles we may decide to license rights to third parties, sometimes on an exclusive basis, in order to generate publicity or market demand for our titles, to generate additional revenue related to complementary products, or a combination of these factors. For example, for certain titles we have sold the movie rights, entered into strategy guide deals, licensed a comic book series as well as an apparel line.

Manufacturing

Sony, Nintendo and Microsoft control the manufacturing of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us for distribution. Video games for Microsoft, Nintendo and Sony game consoles consist of proprietary format optical discs and are typically delivered to us within the relatively short lead time of approximately two to three weeks.

With respect to DS and 3DS products, which use a cartridge format, Nintendo typically delivers these products to us within 30 to 45 days after receipt of a purchase order.

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

We operate in a capital intensive industry. Significant working capital is required to finance the manufacturing of inventory of products, especially during peak holiday selling season.

We typically ship orders immediately upon receipt of the order. To the extent that any backlog exists at the end of any period, it is not a material indicator of future results.

Sales and Marketing

North America

Historically, our marketing programs have principally supported our premium game titles. While we support most of our titles in some manner, those with the most potential will have long lead times, multi-faceted marketing programs designed to generate enthusiasm and demand. Specific consumer marketing strategies we may employ include: TV; radio and print advertising; website and online marketing; demo distribution; promotions and cross-promotions with third parties; and point-of-purchase advertising.

Additionally, we customize public relations programs that are designed to create awareness with all relevant audiences, including core gamers and mass-entertainment consumers. To date, our public relations efforts have resulted in significant coverage for our company and individual titles in computer and video game publications, such as Game Informer, IGN and Nintendo Power, as well as major newspapers, magazines and broadcast outlets, such as CNN, USA Today, Wired, Maxim, Newsweek, and the New York Times, among others. We also host media events throughout the year at which print, broadcast and online journalists can preview, review and evaluate our products prior to their release.

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

International

We do business internationally through our office in the United Kingdom by entering into license and distribution agreements with leading international publishers for distribution in Europe and the PAL territories. We distribute our products through either distribution or licensing agreements. These agreements may vary by product and by territory. In a distribution agreement, we manufacture the product, and sell it into the distributors at a wholesale price, with our distribution partner being responsible for retail sell-in and marketing the product. In a licensing agreement, our licensing partner is responsible for the manufacture and sale of the product and we receive royalties and usually an up-front royalty advance.

Digital

We also distribute online and mobile games through Microsoft’s Xbox Live Arcade (“XBLA”) and Sony’s Playstation Network (“PSN”), Steam, Facebook, and across mobile networks such as Apple’s iOS. We utilize various methods to market and drive awareness of our titles on these emerging platforms, including online advertising on Facebook, on platform homepages in the cases of XBLA and PSN, and on online sites. We also acquire users through both paid and unpaid channels, due to the viral nature of social and mobile games.

Customers

Our customers are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with a number of retailers, including Amazon, Best Buy, GameStop, Target, Toys R Us, and Walmart. We also have strong relationships with Cokem, Ingram and SVG, who act as resellers of our products to smaller retail outlets. For the fiscal year ended 2011, our top four retail accounts were Walmart, GameStop, Best Buy, and Target, accounting for approximately 18%, 21%, 11% and 10% of our revenue, respectively. Revenue from 505 Games in Europe represented approximately 11% of revenue in 2011. A substantial reduction in purchases, termination of purchases, or business failure by any of our significant customers could have a material adverse effect on us.

Competition

In general, our products compete with other forms of entertainment for leisure time and discretionary spending of consumers. These other forms of entertainment include movies, television, music, online content and social media. More specifically, the market for interactive entertainment products is highly competitive and relatively few products achieve significant market acceptance. We continue to face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do.

We compete with many other first and third party publishers and developers in the handheld, console and online segments. In the console and handheld segment, we compete with first party publishers such as Nintendo, Microsoft and Sony, each of which develop software for their respective platforms, as well as third party publishers such as Activision Blizzard, Electronic Arts, Sega, Take-Two Interactive, THQ, and Ubisoft. In the digital segment, we compete with a large range of developers and publishers, which include Crowdstar, Electronic Arts, Gameloft, Glu Mobile, ngmoco, Playdom, Rovio and Zynga. We expect competition to increase in this area in the future.

Current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	carry larger inventories;

•	gain access to wider distribution channels;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies;

•	devote greater resources to securing the rights to valuable licenses;

•	develop stronger relationships with leading software developers;

•	make higher royalty payments; and

•	secure more and better shelf space.

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

Employees

We had 84 full-time employees in the United States and 1 full-time employee in the United Kingdom as of October 31, 2011. We have not experienced any work stoppages and consider our relations with our employees to be good.

Financial Information About Geographic Areas

See “Note 1 — Principal Business Activity and Basis of Presentation” in the notes to the consolidated financial statements included on Page F-8.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, referred to herein as the SEC. Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the Internet at our website at http://www.majescoentertainment.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this 10-K. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can view our Code of Conduct and Ethics and the charters for each of our committees of the Board of Directors free of charge on the corporate governance section of our website.

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

While we generated net income for fiscal year 2011, we incurred net losses of $1.0 million in fiscal year 2010 and $7.2 million in 2009. We may not be able to continue to generate revenues sufficient to offset our costs and may sustain net losses in future periods. Any such losses may have an adverse effect on our future operating prospects, liquidity and stock price.

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

The price of our common stock has experienced significant volatility. In the 12 months ended October 31, 2011, the high and low bid quotations for our common stock as reported by the Nasdaq Capital Market ranged between a high of $4.53 and a low of $0.58. The historic market price of our common stock may be higher or lower than the price paid for our shares and may not be indicative of future market prices, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	our, or a competitor’s, announcement of new products, services or technological innovations;

•	departures of key personnel;

•	general economic, political and market conditions and trends; or

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

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

A significant portion of our revenue in 2011 was generated from games based on the Zumba Fitness property.

Approximately 70% of our net revenue in 2011 was generated from the Zumba Fitness games, the first of which was commercially released in November 2010. We license the rights to publish these games from a third party. In November 2011, we released the sequel for the Wii platform, Zumba Fitness 2. In addition, we have secured rights to publish other games based on this property. However, we cannot guarantee that any of the new versions will be as successful as the previous version. If the new versions are not successful, this may have a significant impact on our revenues. In addition, even if successful, we may be unable to secure the rights to publish further sequels to these games, which may adversely affect our business and financial performance.

Customer accommodations could materially and adversely affect our business, results of operations, financial condition and liquidity.

When demand for our offerings falls below expectations, we may negotiate accommodations to retailers or distributors in order to maintain our relationships with our customers and access to our sales channels. These accommodations include negotiation of price discounts and credits against future orders commonly referred to as price protection. At the time of product shipment, we establish provisions for price protection and other similar allowances. These provisions are established according to our estimates of the potential for markdown allowances based upon historical rates, current sell-through of retailer inventory of our products, expected sales, retailer inventories of products and other factors. We cannot predict with certainty whether existing provisions will be sufficient to offset any accommodations we will provide, nor can we predict the amount or nature of accommodations that we will provide in the future. If actual accommodations exceed our provisions, our earnings would be reduced, possibly materially. Any such reduction may have an adverse effect on our business, financial condition or results of operations. The granting of price protection and other allowances reduces our ability to collect receivables and impacts our availability for advances from our factoring arrangement. The continued granting of substantial price protection and other allowances may require additional funding sources to fund operations, but there can be no assurance that such funds will be available to us on acceptable terms, if at all.

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

Accessories related to two of our most successful titles expose us to hardware manufacturing and shipping risks.

Both Zumba Fitness and Zumba Fitness 2 require a belt accessory for use on the Nintendo Wii platform. The manufacturer of the belt accessory is located in China. Anything that impacts the ability of the manufacturer to produce or otherwise supply the belt accessories for us or increases their costs of production, including the utilization of such manufacturer’s capacity by another company; changes in safety, environment or other regulations applicable to the accessories and the manufacturing thereof; natural or manmade disasters that disrupt manufacturing, transportation or communications; labor shortages, civil unrest or other issues negatively impacting Chinese companies; increases in the prices of raw materials; increases in fuel prices and other shipping costs; and increases in local labor costs in China, may increase the prices we must pay for the accessories or otherwise impede our ability to supply the accessories to the market. If we are unable to supply such accessories, sales of the titles will be impacted.

Video games that are not high quality may not sell according to our forecast, which could materially impact our profitability in any given quarter.

In the past few years, the quality standards of games aimed at the mass market consumer have improved and it is clear that consumers prefer high-quality games. If our games are not high quality, consumers may not purchase as many games as we expect, which could materially impact our revenue and profitability in any given quarter.

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

A significant portion of our sales is derived from our international operations, which may subject us to economic, currency, political, regulatory and other risks.

As we do not directly distribute our games outside of North America, our success and profitability internationally are wholly dependent on the competence and efforts of our international distributors. Moreover, our international operations are vulnerable to a number of additional factors outside of our control, including different consumer preferences; language and cultural differences; foreign currency fluctuations; changes in regulatory requirements; and taxes and tariffs. Such factors may have a negative impact on the sales of our games outside of North America.

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

Our sales to Wal-Mart, GameStop, Best Buy and Target accounted for approximately 18%, 21%, 11% and 10%, respectively, of our revenue for the fiscal year 2011. Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. In addition, revenue from 505 Games in Europe represented approximately 11% of revenue in 2011. Our business, results of operations and financial condition could be adversely affected if:

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

We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2, PlayStation 3 and PSP, from Nintendo to develop products for the GBA, the DS, DSi, 3DS and Wii and from Microsoft to develop products for the Xbox and the Xbox 360. These licenses are non-exclusive and, as a result, our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms.

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

Our platform licensors control the fee structures for online distribution of our games on their platforms.

Pursuant to certain of our publisher license agreements, such platform licensors retain sole discretion to determine the fees to be charged for both base level and premium online services available via their online platforms. Each licensor’s ability to set royalty rates makes it challenging for us to predict our costs, and increased costs may negatively impact our operating margins. As a result of such varying fee structures, we may be unable to distribute our games in a cost-effective manner through such distribution channels.

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

A decrease in the popularity of our licensed brands and, correspondingly, the video games we publish based on those brands could negatively impact our revenues and financial position.

Four games released in 2011 were based upon popular licensed brands. As previously mentioned, approximately 70% of our net revenue in 2011 was generated from the Zumba Fitness games commercially released in November 2010. A decrease in the popularity of the Zumba Fitness property or other licensed properties could negatively impact our ability to sell games based upon such licenses and could lead to lower net sales, profitability, and/or an impairment of our licenses, which would negatively impact our profitability.

We rely on business partners in many areas of our business and our business may be harmed if they are unable to honor their obligations to us.

We rely on development partners, distribution partners, licensors, third-party service providers, and vendors, among other business partners, in many areas of our business. The failure of these business partners to provide adequate services, such as the failure of an international distribution partner to meet deadline release dates, or the failure of a licensor to market the game containing its licensed property in accordance with our agreement, could disrupt or otherwise adversely impact our business operations and the sales of our games. Furthermore, as many of our business partners reside and/or operate outside of North America, the global economy and other international issues may present obstacles that would prevent them from honoring their obligations to us. Alternative arrangements may not be available to us due, for example, to the unique properties of a business partner such a licensor. In addition, with respect to other business partners, alternative arrangements may not be available to us on commercially reasonable terms or we may experience business interruptions during any transition to a new business partner. If we experience disruptions with or lose any such business partner, our business could be negatively affected.

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

Data breaches involving the source code for our products or customer data stored by us could adversely affect our reputation and revenues.

We store the source code and game assets for our games throughout the course of the games’ development and retain them thereafter on our systems. In addition, as we increase our presence in the social and mobile games market, we expect that we will store the confidential information of our customers. A breach of the systems on which such source code and game assets, customer information and other sensitive data is stored could lead to piracy of our software or litigation against us in connection with data security breaches. Data intrusion into a server for a game with online features could also disrupt the operation of such game. If we are subject to any such data security breaches, we may experience a loss in sales or be forced to pay damages in any such lawsuits, which will adversely impact our revenues. In addition, damage to our reputation resulting from a data breach could have a negative impact on our future profitability. We may also incur costs in implementing additional security measures to ensure that such breach is not repeated.

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

•	being accustomed to and satisfied with non-motion-based gaming systems;

•	being accustomed to and satisfied with the Nintendo Wii, which has been the sole player in the motion-based game system genre for the past four years;

•	with particular respect to exercise games, failing to appreciate the convergence of technology and exercise, choosing traditional, non-simulated modes of exercise instead; or

•	lacking the additional physical space required to play motion-based games.

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

The growth of digital distribution of games may have an adverse effect on our business and financial performance.

Historically, our products have been sold to and through traditional retail channels, such as physical retail stores. The majority of our console video games are purchased through retailers, however the digital distribution of titles through online services is becoming an increasing form of consumption for consumers. As technology improves, we expect digital distribution to become more prevalent and if we are unable to enhance our distribution to deliver games digitally, this will strongly impact our ability to sell our products and our resulting operating performance. In addition, certain of our significant customers could be adversely affected.

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

Development of original content, including publication and distribution, sometimes results in claims of intellectual property infringement. Although we make efforts to ensure our products do not violate the intellectual property rights of others, it is possible that third parties still may allege infringement. These claims and any litigation resulting from these claims, could prevent us from selling the affected product, or require us to redesign the affected product to avoid infringement or obtain a license for future sales of the affected product. For example, if we were enjoined from selling one of our franchise titles this could have a significant financial impact on our business.

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

None.

Item 2.	Properties.

We lease 21,250 square feet of office, development and storage space located at 160 Raritan Center Parkway, Edison, NJ 08837. The lease, which provides for base rents of approximately $24,000 per month, plus taxes, insurance and operating costs, expires on January 31, 2015. In addition we lease 3,900 square feet of office space in California and 4,400 square feet of office space in Massachusetts under leases that expire in 2014.

Item 3.	Legal Proceedings.

On July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint alleges infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness game for Xbox 360, of Impulse’s patents for certain motion tracking technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends, in conjunction with Microsoft and the other defendants, to defend itself against the claim and has certain third-party indemnity rights from a developer for costs incurred under a joint representation agreement. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

On November 18, 2011, a complaint for patent infringement was filed in the United States District Court for the Northern District of Ohio by Impulse Technology Ltd. against the Company, Nintendo of America, Inc. and certain other game publisher defendants that have released games for Nintendo’s Wii console. The complaint alleges that Wii and correspondingly, our Zumba Fitness 2 and Jillian Michaels Fitness Workout 2009 games, infringe Impulse’s patents for certain interactive technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends to defend itself against the claim and believes it has third-party indemnity rights that may cover certain costs to the Company. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

The following table shows the high and low bid quotations for our common stock as reported by Nasdaq from November 1, 2009 through October 31, 2011. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2010
First Quarter	$1.28	$0.75
Second Quarter	$1.08	$0.77
Third Quarter	$0.88	$0.64
Fourth Quarter	$0.71	$0.49
Fiscal Year 2011
First Quarter	$1.45	$0.58
Second Quarter	$4.15	$1.18
Third Quarter	$4.53	$2.37
Fourth Quarter	$3.47	$1.61

Holders of Common Stock. On January 6, 2012, we had approximately 117 registered holders of record of our common stock. On January 6, 2012, the closing sales price of our common stock as reported on Nasdaq was $2.97 per share.

Dividends and dividend policy. We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on our common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans. The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2011 fiscal year end.

Recent Sales of Unregistered Securities. All prior sales of unregistered securities have been previously reported on a quarterly report on Form 10-Q.

Item 6.	Selected Financial Data.

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our audited consolidated financial statements and the notes thereto and with management’s discussion and analysis of financial condition and results of operations included elsewhere in this report.

	Year Ended October 31,
	2011	2010	2009	2008	2007
	(in thousands, except share data)
Consolidated Statement of Operations Data:
Net revenues	$125,291	$75,648	$94,452	$63,887	$50,967
Cost of sales(1)	79,816	57,263	71,543	40,798	33,682

Gross profit	45,475	18,385	22,909	23,089	17,285
Operating expenses(2)	34,115	20,496	29,480	20,312	21,114

Operating income (loss)	11,360	(2,111)	(6,571)	2,777	(3,829)
Interest and financing costs, net	1,255	999	1,318	649	1,552
Other non-operating expense (income)(3)	2,847	(482)	415	(1,250)	(611)

Income (loss) before income taxes	7,258	(2,628)	(8,304)	3,378	(4,770)
Income taxes	426	(1,656)	(1,115)	26	—

Net income (loss)	$6,832	$(972)	$(7,189)	$3,352	$(4,770)

Net income (loss) attributable to common stockholders	$6,832	$(972)	$(7,189)	$3,352	$(4,770)

Net income (loss) attributable to common stockholders per share:
Basic	$0.18	$(0.03)	$(0.24)	$0.12	$(0.20)

Diluted	$0.17	$(0.03)	$(0.24)	$0.12	$(0.20)

Weighted average shares outstanding:
Basic	38,527,589	37,019,750	29,770,382	27,547,211	23,891,860

Diluted	40,123,968	37,019,750	29,770,382	27,547,211	23,891,860

	40,123,968,0	40,123,968,0	40,123,968,0	40,123,968,0	40,123,968,0
	October 31
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,689	$8,004	$11,839	$5,505	$7,277
Working capital	23,791	11,563	11,815	6,702	2,834
Total assets	52,377	30,029	28,527	23,570	16,313
Non-current liabilities	1,949	144	626	211	1,460
Stockholders’ equity	23,235	12,008	11,719	7,137	2,591

(1)	Cost of sales includes $2.7 million, $1.0 million and $2.5 million in 2011, 2010 and 2009, respectively, to recognize impairments to the carrying value of products for future release.
(2)	Operating expenses include: (i) for 2011, an impairment of capitalized software development costs and license fees — cancelled games of $1.5 million; (ii) for 2010, an impairment of capitalized software development costs and license fees — cancelled games of $0.4 million; (iii) for 2009, a settlement of litigation and related charges, net, of $0.4 million, and impairment of capitalized software development costs and license fees — cancelled games of $1.0 million; (iv) for 2008, a settlement of litigation and related charges, net, of $1.6 million, and impairment of software development costs and license fees — cancelled games of $0.1 million; and (v) for 2007, a settlement of litigation and related charges, net, of $2.8 million, a gain from settlement of liabilities of $0.3 million and impairment of software development costs and license fees — cancelled games of $0.2 million.
(3)	Other non-operating expense includes: (i) for 2011, a loss from a change in fair value of warrants of $2.8 million; (ii) for 2010, a gain from a change in fair value of warrants of $0.5 million; (iii) for 2009, a loss from a change in fair value of warrants of $0.4 million; (iv) for 2008, a gain from a change in fair value of warrants of $1.3 million; and (v) for 2007, a gain from a change in fair value of warrants of $0.6 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report on Form 10-K.

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

Income Taxes. Income taxes consists of our provision/(benefit) for income taxes and proceeds from the sale of rights to certain net operating loss carryforwards in the state of New Jersey. Utilization of our net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal. In fiscal 2011, we reversed our valuation allowance to the extent of our NOL used.

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

Critical Accounting Estimates

Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Our provisions for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our provisions, which would impact the net revenues and/or selling and marketing expenses we report. For the 12-month periods ended October 31, 2011, 2010 and 2009, we provided allowances for future price protection and other allowances of $4.0 million, $3.5 million and $5.0 million, respectively. The fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring a portion of our receivables to a third party that buys without recourse. For receivables that are not sold without recourse, we analyze our aged accounts receivables, payment history and other factors to make a determination if collection of receivables is likely, or a provision for uncollectible accounts is necessary.

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

Capitalized software development costs are classified as non-current if they relate to titles for which we estimate the release date to be more than one year from the balance sheet date. No such costs were classified as non-current as of October 31, 2011 and 2010.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees — future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses — loss on impairment of capitalized software development costs and license fees — cancelled games. As of October 31, 2011, the net carrying value of our licenses and software development costs was $12.6 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

License fees and milestone payments made to our third party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.

Inventory. Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales. Some of our inventory items are packaged with accessories, such as belts for our Zumba games and dolls for our Babysitting Mama game. The purchase of these accessories involves longer lead times and minimum purchase amounts, which require us to maintain higher levels of inventory than for other games. Therefore, these items have a higher risk of obsolescence, which we review periodically based on inventory and sales levels.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended October 31,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Cost of sales
Product costs	43.8	51.2	42.0
Software development costs and license fees	17.7	23.2	31.0
Loss on impairment of software development costs and license fees — future releases	2.2	1.3	2.7

Gross profit	36.3	24.3	24.3
Operating expenses
Product research and development	5.6	4.4	5.0
Selling and marketing	11.7	11.2	15.5
General and administrative	8.4	10.8	9.1
Depreciation and amortization	0.3	0.2	0.3
Settlements, loss on impairments and other expenses (income)	1.2	0.5	1.4

Operating income (loss)	9.1	(2.8)	(7.0)
Interest and financing costs and other non-operating expenses	3.3	0.7	1.8

Income (loss) before income taxes	5.8	(3.5)	(8.8)
Income taxes	0.3	(2.2)	(1.2)

Net income (loss)	5.5%	(1.3)%	(7.6)%

The following table sets forth the components of settlements and loss on impairments for the years ended October 31, 2011, 2010 and 2009.

	Year Ended October 31,
	2011	2010	2009
	(in thousands)
Settlement of litigation and related charges, net	$—	$—	$404
Loss on impairment of software development costs and license fees — cancelled games	1,512	407	966

Total	$1,512	$407	$1,370

The following table sets forth the source of net revenues, by game platform, for the previous three fiscal years, in millions:

	Year Ended October 31,
	2011		2010		2009
	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues
Nintendo Wii	$73.2	58.4%	$23.6	31.2%	$50.1	53.0%
Nintendo DS	22.2	17.7	48.9	64.6	40.5	42.8
Other (1)	29.9	23.9%	3.1	4.2	3.9	4.2

Total	$125.3	100.0	$75.6	100.0	$94.5	100.0

(1)	Consists primarily of net revenues for other console and handheld games, such as PlayStation and Xbox, as well as downloadable PC games, distribution fees, licensing fees and peripheral products and accessories.

Year ended October 31, 2011 versus year ended October 31, 2010

Net Revenues. Net revenues for the year ended October 31, 2011 increased to $125.3 million from $75.6 million in the comparable period last year. During the year ended October 31, 2011, we released Zumba Fitness on three platforms, the Nintendo Wii, Kinect for Xbox 360, and Sony’s Move for the Playstation3; two Cooking Mama titles — Babysitting Mama for the Nintendo Wii and Camping Mama for the Nintendo DS; and others, including Hulk Hogan’s Main Event and Motion Explosion for the Xbox 360. The strong performance of the Zumba titles was primarily responsible for the increased revenues over the prior-year period. Sales of Zumba Fitness accounted for approximately 70% of total revenue in the period. Sales from our series of products based on Cooking Mama accounted for approximately 17% of revenue in the year ended October 31, 2011.

Gross Profit. Gross profit for the year ended October 31, 2011 was $45.5 million compared to a gross profit of $18.4 million in the same period last year. The increase in gross profit was primarily attributable to increased net revenues for the year ended October 31, 2011, and higher gross profit as a percentage of net sales. Gross profit as a percentage of net sales was 36% for the year ended October 31, 2011, compared to 24% for the year ended October 31, 2010. The increase in gross profit as a percentage of sales was primarily due to sales of Zumba Fitness in the United States and Europe. The Microsoft Xbox360 and Nintendo Wii versions of the product continued to sell at their original retail price throughout the year, resulting in comparatively higher gross margins. These factors were partially offset by $1.7 million of inventory charges for slow-moving inventory, $2.7 million of losses on impairment, compared to $1.0 million of losses in the year ended October 31, 2010, and accelerated amortization of capitalized software development costs and license fees. The charges for slow moving inventory related primarily to our Babysitting Mama product which was packaged with a plush doll which required longer lead times and order quantities to manufacture than our other products. The impairment of capitalized software development costs and license fees related to three of our titles released in November 2011 for which sales and profitability was below our original forecasts. We released fourteen game titles during October and November 2011 in anticipation of the Holiday selling season. The release of new titles, particularly on platforms early in their lifecycle carry a higher risk than the release of sequels. However, they also carry a potentially higher return if they are successful and are an important part of our business strategy. If projected sales of an individual product indicate that our investment will not be fully recovered through future cash flows, we record an impairment in the period such a determination can be made.

Product Research and Development Expenses. Research and development costs increased $3.7 million to $7.0 million for the year ended October 31, 2011, from $3.3 million for the comparable period in 2010. The increase was primarily due to costs related to our online games business, increased production headcount, and charges incurred for development of console game prototypes prior to reaching technological feasibility. We incurred approximately $3.2 million in the current year for salaries, third-party development and other costs related to the development of online games. In June 2011, we acquired assets from Quick Hit, Inc., a developer and operator of online games, and added their former development team to enhance our abilities in the development and operation of our social games. In addition, during 2011, we opened a second production facility in San Francisco and increased the number of producers we have managing game development due to an increase in the number and quality of games developed.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $14.7 million for the year ended October 31, 2011, compared to $8.4 million for the year ended October 31, 2010. The increase was primarily due to increased media advertising and other marketing costs associated with the launch of Zumba Fitness, Babysitting Mama, and Hulk Hogan’s Main Event including several television and internet advertising campaigns. Variable costs including commissions, warehousing and freight also increased due to higher volume and, were partially offset by lower costs incurred in Europe following our shift from a publishing and distribution model to a licensing approach, including the effects of severance charges recorded in the prior year.

General and Administrative Expenses. For the year ended October 31, 2011, general and administrative expenses were $10.5 million, an increase of $2.4 million from $8.1 million in the comparable period in 2010. The increase was primarily due to an increase in profit-based bonus compensation recognized in the current period. Certain professional and consulting fees, as well as stock-based compensation also increased.

Loss on Impairment of Software Development Costs and License Fees — Cancelled Games. For the year ended October 31, 2011, loss on impairment of software development costs and license fees — cancelled games, amounted to $1.5 million compared to $0.4 million in the prior-year period, reflecting a greater number of projects cancelled. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. Charges for the year ended October 31, 2011 included several games in development for the Sony Move platform, which totaled $0.6 million, and other game projects totaling $0.9 million.

Operating Income. Operating income for the year ended October 31, 2011 was approximately $11.4 million, an increase of $13.5 million from a $2.1 million loss in the comparable period in 2010. As discussed above, increased revenues and gross profits during the year ended October 31, 2011 more than offset increased sales, marketing and other operating expenses and impairments during the period.

Interest and Financing Costs. Interest and financing costs were approximately $1.3 million for the year ended October 31, 2011 compared to $1.0 million for the year ended October 31, 2010 and include financing costs associated with our factoring activities.

Change in Fair Value of Warrant Liability. We have outstanding warrants that contain a provision that may require settlement by transferring assets and are, therefore, recorded at fair value as liabilities. We recorded a loss of $2.8 million for the year ended October 31, 2011, which reflected an increase in the fair value of the warrants during the period primarily as a result of the increased market price for a share of our common stock, compared to a gain of $0.5 million for the year ended October 31, 2010, which reflected a decrease in the fair value of warrants during the period.

Income Taxes. For the year ended October 31, 2010, we received proceeds of approximately $1.7 million from the sale of approximately $21.2 million of New Jersey state income tax net operating loss carryforwards under the state’s Technology Business Tax Certificate Program and recorded the proceeds as an income tax benefit in the period. In the year ended October 31, 2011, our income tax expense represents our current alternative minimum tax provision and certain state income taxes and reflects the use of available net operating loss carryforwards to offset taxable income. We did not sell New Jersey loss carryforwards in the year ended October 31, 2011.

Net Income. Net income for the year ended October 31, 2011 was $6.8 million compared to a loss of $1.0 million for the year ended October 31, 2010. As discussed above, increased revenues and gross profits more than offset increased operating expenses, impairments and the change in the fair market value of our warrant liability.

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

Interest and Financing Costs. Interest and financing costs were approximately $1.0 million for the year ended October 31, 2010 compared to $1.3 million for the year ended October 31, 2009. The decrease was due to lower factoring fees resulting from lower sales.

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

As of October 31, 2011, our cash and cash equivalents balance was $13.7 million and funds available to us under our factoring and purchase order financing agreements were $6.4 million and $8.8 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.

Factoring and Purchase Order Financing.

To satisfy our liquidity needs, we factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had outstanding advances against accounts receivable of approximately $4.8 million under our factoring agreement at October 31, 2011. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had outstanding advances for purchase order financing of approximately $1.2 million at October 31, 2011.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2011, we had no excess advances outstanding.

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

Contingencies and Commitments.

On July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint alleges infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness game for Xbox 360, of Impulse’s patents for certain motion tracking technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends, in conjunction with Microsoft and the other defendants, to defend itself against the claim and has certain third-party indemnity rights from a developer for costs incurred under a joint representation agreement. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

On November 18, 2011, a complaint for patent infringement was filed in the United States District Court for the Northern District of Ohio by Impulse Technology Ltd. against the Company, Nintendo of America, Inc. and certain other game publisher defendants that have released games for Nintendo’s Wii console. The complaint alleges that Wii and correspondingly, our Zumba Fitness 2 and Jillian Michaels Fitness Workout 2009 games, infringe Impulse’s patents for certain interactive technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends to defend itself against the claim and believes it has third-party indemnity rights that may cover a portion of costs to the Company. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

The Company at times may be a party to claims and suits in the ordinary course of business. We record a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. The Company has not recorded a liability with respect to the matters above. While the Company believes that it has valid defenses with respect to the legal matters pending and intends to vigorously defend the matters above, given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Off-Balance Sheet Arrangements

As of October 31, 2011, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $13.7 million as of October 31, 2011, compared to $8.0 million as of October 31, 2010. Working capital as of October 31, 2011 was $23.8 million compared to $11.6 million as of October 31, 2010. Total cash and equivalents, plus advances available to us under our factoring agreement was $20.1 and $11.5 at October 31, 2011 and 2010, respectively.

Operating Cash Flows. Our principal operating source of cash is from the sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third party developers of our software; costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the year ended October 31, 2011, we generated approximately $9.4 million in cash flow from operating activities, compared to $3.0 million of net cash outflows from operations in the same period last year. The increase in cash provided by operating activities was primarily due to increased operating income in the period, which increased $13.5 million from a $2.1 million loss in the year ended October 31, 2010 to $11.4 million of operating income in the year ended October 31, 2011. Operating income excludes the non-cash effects of the change in our warrant liability and interest and financing costs.

For the year ended October 31, 2010, we used approximately $3.0 million of cash in operating activities, compared to $6.6 million in the previous year. The decrease in cash used in operating activities was due primarily to the decreased net loss of $6.2 million, partially offset by an increase in the net change in the amount invested in capitalized software development and license fees of $4.5 million. During the fiscal year ended October 31, 2008, we began investing in several game projects for release in the fiscal year ended October 31, 2009, impacting the cash used during fiscal 2009. The change in operating cash flows for the year ended October 31, 2010 was also impacted by changes in other working capital accounts. Increased cash flow from relative decreases in accounts receivable balances and increases in accounts payable and accrued liability balances were partially offset by greater increases in inventory on hand and prepaid balances with manufacturers.

Investing Cash Flows. Cash used in investing activities for the years ended October 31, 2011, 2010, and 2009 are primarily related to purchases of computer equipment and leasehold improvements of $0.5 million, $0.3 million, and $0.1 million, respectively. In 2011, the Company used $0.8 million to acquire the assets of Quick Hit, Inc.

Financing Cash Flows. Net cash used in financing activities for the years ended October 31, 2011 and 2010 amounted to $2.5 million and $0.5 million, respectively, reflecting decreased inventory financing. In 2011, the effect of the net decrease in outstanding financing was offset by net of proceeds from the exercise of outstanding options and warrants.

Net cash generated by financing activities for the year ended October 31, 2009 consisted primarily of net proceeds from a public offering of common stock of $8.6 million (see note 11 to the financial statements), and an increase in outstanding borrowings under our purchase order financing agreement, to finance seasonal inventory purchases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As, in accordance with SEC Release 33-8876, the Company has elected to comply with the disclosure requirements for a smaller reporting company in connection with the preparation of this annual report on Form 10-K, we are not required to provide the information under this item, pursuant to Regulation S-K Item 305(e).

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was effective as of October 31, 2011.

Eisner Amper LLP, the independent registered public accounting firm that audited the consolidated financial statements in this annual report on Form 10-K for the years ended October 31, 2011 and 2010, has issued an audit report concerning the effectiveness of our internal control over financial reporting for the year ended October 31, 2011, which is included in this annual report on Form 10-K on page F-2.

Item 9B.	Other Information.

Not applicable.

PART III

The information required by Part III of Form 10-K under the items listed below are incorporated by reference from our definitive proxy statement relating to the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2011 fiscal year end:

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

2.1	Asset Purchase Agreement, dated June 3, 2011, among Majesco Entertainment Company, Quick Hit, Inc. and MMV Capital Partners Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 6, 2011).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).

4.1	Securities Purchase and Registration Rights Agreement dated as of August 29, 2007 by and among Majesco Entertainment Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 5, 2007).

4.2	Form of Common Stock Purchase Warrant issued to investors (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 5, 2007).

4.3	Restricted Stock Agreement dated June 7, 2010 between Majesco Entertainment Company and Chris Gray (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2010).

4.4	Warrant Purchase Agreement dated March 29, 2010 between Majesco Entertainment Company and Gerald A. Amato (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 14, 2010).

10.1	Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).

10.2	Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).

10.3	Amendment, dated March 18, 1999, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).

10.4	Amendment, dated September 30, 2004, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).

10.5	Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).

10.6	Master Purchase Order Assignment Agreement, dated July 21, 2000, between Majesco Sales Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 22, 2004).

10.7	Sixth Amendment to Master Purchase Order Assignment Agreement, dated September 12, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 22, 2004).

10.8	Seventh Amendment to Master Purchase Order Assignment Agreement, dated October 16, 2003, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 22, 2004).

10.9	Eighth Amendment to Master Purchase Order Assignment Agreement, dated April 14, 2004, by and between Transcap Trade Finance and Majesco Sales Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 22, 2004).

10.10	Guaranty and Pledge Agreement, dated July 21, 2000, by and among Jesse Sutton, Joseph Sutton, Morris Sutton, Adam Sutton and Transcap Trade Finance (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 22, 2004).

10.11	Amendment, dated October 18, 2005, to Factoring Agreement, dated April 24, 1989, between Majesco Sales, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on February 1, 2006).

10.12	Amendment, dated October 1, 2008, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on January 29, 2009)

#10.13	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 15, 2009).

#10.14	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

#10.15	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

#10.16	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2011).

#10.17	Employment Agreement, dated January 8, 2008, between Jesse Sutton and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 13, 2008).

10.18	First Amendment to Lease by and between the Company and the Landlord dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009).

10.19	Form of Personal Indemnification Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 15, 2009).

10.20	Placement Agency Agreement dated September 17, 2009, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2009).

10.21	Form of Subscription Agreement between the Company and each of the investors signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 18, 2009).

†10.22	Confidential License Agreement for the Wii Console (Western Hemisphere), effective February 21, 2007, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

†10.23	First Amendment to the Confidential License Agreement for the Wii Console (Western Hemisphere), effective January 4, 2010, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

†10.24	Add On Content Addendum to the Confidential License Agreement for the Wii Console, effective November 2, 2009, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

†10.25	Confidential License Agreement for Nintendo DS (Western Hemisphere), effective May 1, 2005, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

†10.26	First Amendment to the Confidential License Agreement for Nintendo DS (Western Hemisphere), effective April 30, 2008, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

†10.27	Letter Agreement re: Game Publishing for Nintendo DSI, dated February 25, 2009, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

#10.28	2010 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 16, 2010).

†10.29	XBOX 360 Publisher License Agreement, effective September 13, 2005, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A filed on January 17, 2012).

†10.30	Amendment to the XBOX 360 Publisher License Agreement (2008 renewal, etc.), effective September 1, 2009, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q/A filed on January 17, 2012).

†10.31	Amendment to the XBOX 360 Publisher License Agreement (Russian Incentive Program, Hits Program Revisions), effective February 4, 2010, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

10.32	Second Amendment to the Confidential License Agreement for Nintendo DS (Western Hemisphere), effective May 1, 2005 by and between Nintendo of America, Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

#10.33	Employment Agreement, dated July 25, 2011, between Michael Vesey and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2011).

#10.34	2011 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2011).

16.1	Letter from Goldstein Golub Kessler LLP (GGK) to the Company, notifying the Company that the partners of GGK became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company, dated October 26, 2007 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on November 1, 2007).

16.2	Letter furnished by Goldstein Golub Kessler LLP in response to the Company’s request, addressed to the Securities and Exchange Commission, dated November 1, 2007, indicating their agreement with the statements contained in the Current Report on Form 8-K filing dated November 1, 2007 (incorporated by reference to Exhibit 16.2 to our Current Report on Form 8-K filed on November 1, 2007).

16.3	Letter from McGladrey & Pullen, LLP regarding change in certifying accountant, dated May 4, 2009 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on May 6, 2009).

*21.1	Subsidiaries

*23.1	Consent of EisnerAmper LLP

*23.2	Consent of Amper, Politziner & Mattia, LLP

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

*32.1	Section 1350 Certificate of President and Chief Financial Officer

#	Constitutes a management contract, compensatory plan or arrangement.
†	We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.
*	Filed herewith.

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

Date: January 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Sutton Jesse Sutton	Chief Executive Officer and Director (Principal Executive Officer)	January 17, 2012

/s/ Michael Vesey Michael Vesey	Chief Financial Officer (Principal Financial and Accounting Officer)	January 17, 2012

/s/ Allan I. Grafman Allan I. Grafman	Chairman of the Board	January 17, 2012

/s/ Laurence Aronson Laurence Aronson	Director	January 17, 2012

/s/ Louis Lipschitz Louis Lipschitz	Director	January 17, 2012

/s/ Keith McCurdy Keith McCurdy	Director	January 17, 2012

/s/ Stephen Wilson Stephen Wilson	Director	January 17, 2012

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Majesco Entertainment Company

We have audited the accompanying consolidated balance sheets of Majesco Entertainment Company and Subsidiary (the “Company”) as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. We also have audited Majesco Entertainment Company and Subsidiary’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Majesco Entertainment Company and Subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made my management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Majesco Entertainment Company and Subsidiary as of October 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Majesco Entertainment Company and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EISNERAMPER LLP

January 17, 2012

Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Majesco Entertainment Company

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of Majesco Entertainment Company and Subsidiary (the “Company”) for the year ended October 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Majesco Entertainment Company and Subsidiary for the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/S/ AMPER, POLITZINER & MATTIA, LLP

January 28, 2010
Edison, New Jersey

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,689	$8,004
Due from factor, net	937	1,015
Accounts and other receivables	3,143	725
Inventory, net	11,605	8,418
Advance payments for inventory	5,975	5,454
Capitalized software development costs and license fees	12,564	4,903
Prepaid expenses and other current assets	3,071	921

Total current assets	50,984	29,440
Property and equipment, net	1,184	520
Other assets	209	69

Total assets	$52,377	$30,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,313	$11,375
Inventory financing payables	1,238	5,557
Advances from customers and deferred revenue	5,642	945

Total current liabilities	27,193	17,877
Warrant liability	1,949	144
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 41,307,349 and 39,326,376 shares issued and outstanding at October 31, 2011 and 2010, respectively	41	39
Additional paid-in capital	119,222	114,824
Accumulated deficit	(95,501)	(102,333)
Accumulated other comprehensive loss	(527)	(522)

Net stockholders’ equity	23,235	12,008

Total liabilities and stockholders’ equity	$52,377	$30,029

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended October 31,
	2011	2010	2009
Net revenues	$125,291	$75,648	$94,452

Cost of sales
Product costs	54,939	38,718	39,699
Software development costs and license fees	22,151	17,524	29,329
Loss on impairment of software development costs and license fees — future releases	2,726	1,021	2,515

	79,816	57,263	71,543

Gross profit	45,475	18,385	22,909

Operating costs and expenses
Product research and development	6,992	3,347	4,672
Selling and marketing	14,707	8,432	14,618
General and administrative	10,506	8,127	8,557
Loss on impairment of software development costs and license fees — cancelled games	1,512	407	966
Depreciation and amortization	398	183	263
Settlement of litigation and related charges, net	—	—	404

	34,115	20,496	29,480

Operating income (loss)	11,360	(2,111)	(6,571)
Other expenses (income)
Interest and financing costs	1,255	999	1,318
Change in fair value of warrant liability	2,847	(482)	415

Income (loss) income before income taxes	7,258	(2,628)	(8,304)
Income taxes	426	(1,656)	(1,115)

Net income (loss)	6,832	$(972)	$(7,189)

Net income (loss) per share:
Basic	$0.18	$(0.03)	$(0.24)

Diluted	$0.17	$(0.03)	$(0.24)

Weighted average shares outstanding:
Basic	38,527,589	37,019,750	29,770,382

Diluted	40,123,968	37,019,750	29,770,382

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock $.001 par value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Stockholders’ Equity

	Number	Amount
Balance — October 31, 2008	30,127,950	$30	$101,722	$(94,172)	$(443)	$7,137
Issuance of common stock in connection with:
Sale of common stock	6,420,000	6	8,622	—	—	8,628
Settlement of litigation	1,130,000	1	1,411	—	—	1,412
Exercise of warrants	28,807	—	—	—	—	—
Restricted stock grants — directors	234,183	—	229	—	—	229
Restricted stock grants, net — employees	612,800	1	1,384	—	—	1,385
Non-cash compensation charges — stock options	—	—	116	—	—	116
Net loss	—	—	—	(7,189)	—	(7,189)
Foreign currency translation adjustment	—	—	—	—	1	1

Total comprehensive loss						(7,188)

Balance — October 31, 2009	38,553,740	38	113,484	(101,361)	(442)	11,719
Issuance of common stock in connection with:
Restricted stock grants — directors	261,706	—	218	—	—	218
Restricted stock grants, net — employees	510,930	1	962	—	—	963
Non-cash compensation charges — stock options	—	—	121	—	—	121
Warrants issued for services	—	—	39	—	—	39
Net loss	—	—	—	(972)	—	(972)
Foreign currency translation adjustment	—	—	—	—	(80)	(80)

Total comprehensive loss						(1,052)

Balance — October 31, 2010	39,326,376	39	114,824	(102,333)	(522)	12,008
Issuance of common stock in connection with:
Restricted stock grants — directors	147,549	—	192	—	—	192
Restricted stock grants, net — employees	761,669	1	1,098	—	—	1,099
Non-cash compensation charges — stock options	—	—	137	—	—	137
Exercise of options	69,545	—	61	—	—	61
Exercise of warrants and units	1,002,210	1	2,852	—	—	2,853
Warrants issued for license	—	—	58	—	—	58
Net income	—	—	—	6,832	—	6,832
Foreign currency translation adjustment	—	—	—	—	(5)	(5)

Total comprehensive income						6,827

Balance — October 31, 2011	41,307,349	$41	$119,222	$(95,501)	$(527)	$23,235

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,832	$(972)	$(7,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	398	183	263
Change in fair value of warrant liability	2,847	(482)	415
Non-cash compensation expense	1,468	1,340	1,730
Loss on disposal of assets	—	27	—
Provision for price protection and customer allowances	3,928	3,226	5,363
Amortization of capitalized software development costs and license fees	6,204	6,543	13,418
Share-based litigation settlement	—	—	404
Loss on impairment of software development costs and license fees	4,238	1,428	3,481
Inventory write downs	1,794	180	309
Changes in operating assets and liabilities, net of acquisition:
Due from factor	(2,997)	(3,325)	(7,186)
Accounts and other receivables	(3,223)	618	1,368
Inventory	(4,981)	(2,423)	(721)
Capitalized software development costs and license fees	(18,064)	(9,197)	(13,741)
Advance payments for inventory	(521)	(2,328)	(2,875)
Prepaid expenses and other assets	(1,918)	(66)	874
Accounts payable and accrued expenses	8,752	2,041	(779)
Litigation settlement	—	—	(700)
Customer billings due to distribution partner	—	(230)	(1,257)
Advances from customers	4,660	402	245

Net cash provided by (used in) operating activities	9,417	(3,035)	(6,578)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(465)	(283)	(146)
Purchase of assets of Quick Hit, Inc., net of acquired cash	(779)	—	—

Net cash used in investing activities	(1,244)	(283)	(146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	1,830	—	8,628
Inventory financing	(4,319)	(496)	4,513

Net cash (used in) provided by financing activities	(2,489)	(496)	13,141

Effect of exchange rates on cash and cash equivalents	1	(21)	(83)

Net increase (decrease) in cash and cash equivalents	5,685	(3,835)	6,334
Cash and cash equivalents — beginning of year	8,004	11,839	5,505

Cash and cash equivalents — end of year	$13,689	$8,004	$11,839

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest and financing costs	$1,255	$1,006	$1,322

Cash paid during the year for income taxes	3	$—	$1

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Landlord-provided leasehold improvements	$163	$—	$—

Warrant liability reclassified to additional paid-in capital upon exercise	$1,042	$—	$—

Issuance of common stock in payment of accounts payable	$—	$—	$459

Issuance of warrants for license fees	$58	$—	$—

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

The Company is a provider of video game products primarily for the mass-market consumer. It sells its products primarily to large retail chains, specialty retail stores, and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and the personal computer, or PC. It also publishes games for digital platforms, including mobile platforms like iPhone, iPad and iPod Touch, as well as online platforms such as Facebook.

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

Geographic regions

Net sales by geographic region were as follows:

	Years Ended October 31,
	2011	%	2010	%	2009	%
United States	$110,115	87.9%	$73,817	97.6%	$90,428	95.7%
Europe	15,176	12.1%	1,831	2.4%	4,024	4.3%

Total	$125,291	100.0%	$75,648	100.0%	$94,452	100.0%

Major customers

Sales to Wal-Mart, Inc. represented approximately 18%, 20% and 18% of net revenues in 2011, 2010 and 2009, respectively. Sales to GameStop represented approximately 21%, 12% and 16% of net revenues in 2011, 2010 and 2009, respectively. Sales to Best Buy represented approximately 11%, 10% and 14% of sales in 2011, 2010 and 2009, respectively. Sales to Target represented approximately 10%, 10% and 11% of sales in 2011, 2010 and 2009, respectively. Sales to Cokem represented approximately 20% of sales in 2010. Revenue from 505 Games represented approximately 11% of sales in 2011.

Concentrations. The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the year ended October 31, 2011, sales of the Company’s Zumba Fitness game, launched during the year, accounted for approximately 70% of revenue. We license the rights to publish these games from a third party and have rights to publish other Zumba Fitness games. If the new versions are not successful, this may have a significant impact on our future revenues.

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

We operate hosted online games in which players can play for free and purchase virtual goods for use in the games. We recognize revenues from the sale of virtual goods as service revenues over the estimated period in which players use the goods in the game. We currently estimate these periods of use to be three to four months. We will periodically assess our estimates for this period of use and future increases or decreases in these estimates will affect our recognized revenues prospectively. We also recognize advertising revenue related to advertising placed on our game sites as ads are served. The Company has not earned significant revenue to date related to its online games.

The Company records revenue for distribution agreements where it is acting as an agent as defined by ASC Topic 605, Revenue Recognition, Subtopic 45, Principal Agent Considerations, on a net basis. When the Company enters into license or distribution agreements that provide for multiple copies of games in exchange for guaranteed amounts, revenue is recognized in accordance with the terms of the agreements, generally upon delivery of a master copy, assuming our performance obligations are complete and all other recognition criteria are met, or as per-copy royalties are earned on sales of games. The Company has recorded $0, $0, and $0.3 million of fees from distribution partners for the years ended October 31, 2011, 2010 and 2009, respectively.

Shipping and handling, which consist principally of transportation charges incurred to move finished goods to customers, amounted to $0.9 million, $0.4 million and $1.0 million and are included in selling expenses for the years ended October 31, 2011, 2010 and 2009, respectively.

In certain instances, customers and distributors provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers. Advances are classified as advances from customers and deferred revenue in the accompanying balance sheet. Included in advances from customers and deferred revenue are $642 and $366 as of October 31, 2011 and 2010, respectively, primarily related to up-front payments received under license agreement for Europe.

Capitalized Software Development Costs and License Fees. Software development costs include fees in the form of milestone payments made to independent software developers and licensors. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date. No such costs are classified as non-current as of October 31, 2011 or 2010.

The amortization period for capitalized software development costs and prepaid license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and prepaid license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to “cost of sales-software development costs and license fees,” in the period such a determination is made. These expenses may be incurred prior to a game’s release for games that have been developed. If a game is cancelled prior to completion of development and never released to market, the amount is expensed to general and administrative expenses. If the Company was required to write off licenses, due to changes in market conditions or product acceptance, its results of operations could be materially adversely affected.

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

Advertising Expenses. The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the advertisement. Advertising costs charged to operations were $6.7 million, $2.4 million and $6.4 million for the years ended October 31, 2011, 2010 and 2009, respectively.

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

Stock Based Compensation. Stock based compensation consists primarily of expenses related to the issuance of stock options and restricted stock grants. Stock options are granted to employees or directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over two to three years and have a term of seven to ten years. Compensation expense for stock options is recognized on a straight line basis over the vesting period of the award, based on the fair value of the option on the date of grant.

The fair value for options issued is estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor is determined based on the Company’s historical stock prices.

Cash and cash equivalents. Cash equivalents consist of highly liquid investments with insignificant rate risk and with original maturities of three months or less at the date of purchase. At various times, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

Inventory. Inventory is stated at the lower of cost as determined by the first-in, first-out method, or market. The Company estimates the net realizable value of slow-moving inventory on a title-by-title basis and charges the excess of cost over net realizable value to cost of sales. Such estimates may change and additional charges may be incurred until the related inventory items are sold or otherwise disposed of.

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

Foreign Currency Translation. The functional currency of the Company’s foreign subsidiary is its local currency. All assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the year, and revenue and operating expenses are translated at weighted average exchange rates during the year. The resulting translation adjustments are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity and other comprehensive income (loss).

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

Reclassifications. For comparability, certain 2009 and 2010 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2011.

Commitments and Contingencies. We are subject to claims and litigation in the ordinary course of our business. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Recent Accounting Pronouncements.

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

Comprehensive Income — In June 2011, the FASB issued an update to ASC 220, Comprehensive Incomes. The update to ASC 220 establishes standards for the reporting and presentation of comprehensive income. The update will become effective for the Company on November 1, 2012. Adoption of the update is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

3. FAIR VALUE

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	October 31, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$9,046	$9,046	$—	$—
Bank deposits	4,643	4,643	$—	$—

Total financial assets	$13,689	$13,689	$—	$—

Liabilities:
Warrant liability	$1,949	$—	$—	$1,949

Total financial liabilities	$1,949	$—	$—	$1,949

The Company has outstanding warrants that may require settlement by transferring assets under certain change of control circumstances. These warrants are classified as liabilities in the accompanying consolidated balance sheets. The warrants have an exercise price of $2.04 per share and expire in March 2013. The Company measures the fair value of the warrants at each balance sheet date, using the Black-Scholes method, and a gain or loss is recorded in earnings each period as change in fair value of warrants.

Assumptions used to determine the fair value of the warrants were:

	2011	2010	2009
Estimated fair value of stock	$0.62-$3.75	$0.62-$1.02	$0.55-$2.17
Expected warrant term	1.4-2.4 years	2.4-3.4 years	3.4-4.4 years
Risk-free rate	0.2-0.8%	0.4-1.6%	1.6%-2.8%
Expected volatility	73.5-79.7%	73.5-76.1%	65.4-76.1%
Dividend yield	0%	0%	0%

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	2011	2010	2009
Beginning balance	$144	$626	$211
Warrants exercised	(1,042)	—	—
Total loss (gain) included in net income	2,847	(482)	415

Ending balance	$1,949	$144	$626

In the fiscal year ended October 31, 2011, upon exercise of 587,734 of the warrants outstanding, the warrant liability associated with those warrants, amounting to $1.0 million, was reclassified to additional paid-in capital.

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

In addition, the Company may request that the factor provide it with cash advances based on its accounts receivable and inventory, up to a maximum of $30 million. The factor may either accept or reject the Company’s request for advances at its discretion. Generally, the factor allowed the Company to take advances in an amount equal to 70% of net accounts receivable, plus 60% of the Company’s inventory balance up to a maximum of $2.5 million. Occasionally, the factor allows the Company to take advances in excess of these amounts for short term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2011 and 2010, the Company had no excess advances outstanding.

Amounts to be paid to the Company by the factor for any accounts receivable are offset by any amounts previously advanced by the factor. The interest rate is prime plus 1.5%, annually, subject to a 5.5% floor. In certain circumstances, an additional 1.0% annually is charged for advances against inventory.

The Company also utilizes purchase order financing through the factor, up to a maximum of $2.0 million, to provide funding for the manufacture of its products (see Note 10). In connection with these arrangements, the factor has a security interest in substantially all of the Company’s assets. The factor charges 0.5% of invoiced amounts, subject to certain minimum charges per invoice.

Due from factor consists of the following:

	October 31,
	2011	2010
Outstanding accounts receivable sold to factor	$12,667	$13,754
Less: allowances	(6,952)	(3,298)
Less: advances from factor	(4,778)	(9,441)

	$937	$1,015

Outstanding accounts receivable sold to the factor as of October 31, 2011 and 2010 for which the Company retained credit risk amounted to $2.0 million and $1.4 million, respectively. As of October 31, 2011 and October 31, 2010, there were no allowances for uncollectible accounts.

A summary of the changes in price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor is presented below:

	2011	2010	2009
Allowances — beginning of year	$(3,298)	$(4,380)	$(3,359)
Provision for price protection	(3,951)	(3,482)	(5,031)
Amounts charged against allowance and other changes	297	4,564	4,010

Allowances — end of year	$(6,952)	$(3,298)	$(4,380)

5. ACCOUNTS RECEIVABLE

The following table presents the major components of accounts and other receivables:

	October 31,
	2011	2010
Royalties receivable	$2,513	$—
Trade accounts receivable	630	726
Allowances	—	(25)
Other	—	24

	$3,143	$725

6. INVENTORY

Inventory consists of the following:

	October 31
	2011	2010
Finished goods	$5,071	$6,711
Packaging and components	6,534	1,707

	$11,605	$8,418

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the major components of prepaid expenses:

	October 31,
	2011	2010
Prepaid advertising	$2,795	$746
Other	276	175

	$3,071	$921

8. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net:

	October 31,
	2011	2010
Computers and software	$3,201	$2,699
Furniture and equipment	1,131	739
Leasehold improvements	317	150

	4,649	3,588
Accumulated depreciation	(3,465)	(3,068)

	$1,184	$520

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses:

	October 31,
	2011	2010
Accounts payable-trade	$5,994	$4,856
Royalty and software development	10,071	5,517
Salaries and other compensation	3,407	592
Income taxes payable	423	—
Other accruals	418	410

	$20,313	$11,375

10. INVENTORY FINANCING PAYABLE

Certain manufacturers require the Company to prepay or present letters of credit upon placing a purchase order for inventory. The Company has arrangements with a finance company which provides financing secured by the specific goods underlying the goods ordered from the manufacturer. The finance company makes the required payment to the manufacturer at the time a purchase order is placed, and is entitled to demand payment from the Company when the goods are delivered. The Company pays a financing fee equal to 1.5% of the purchase order amount for each transaction, plus administrative fees. Additional charges of 0.05% per day (18% annualized) are incurred if the financing remains open for more than 30 days.

11. STOCKHOLDERS’ EQUITY

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

Common stock warrants and units

The following table sets forth the number shares of common stock purchasable under outstanding stock purchase warrants at October 31, 2011 and 2010:

Issued in connection with	Issue date	Expiration date	Exercise Price	October 31, 2011	October 31, 2010
Equity financing	September 5, 2007	March 5, 2013	$2.04	1,110,001	1,697,735
Consulting services	June 14, 2006	May 31, 2013	$1.55	16,500	40,000
Consulting services	March 29, 2010	March 28,2015	$1.06	70,000	100,000

				1,196,501	1,837,735

On September 5, 2007, the Company completed a private placement of 3,966,668 units, each consisting of one share of common stock and a warrant to purchase 0.4 shares of common stock, in which the Company raised $6.0 million in gross proceeds.

The warrants issued in the transaction have an exercise price of $2.04 per share and a term of five years, which begins six months from the issue date. Additionally, the warrants contain a cashless exercise feature if a registration statement is not effective on the date of exercise, and a provision for exercise price adjustments under certain circumstances as defined in the warrant agreement. If the Company is sold, merged, or otherwise enters into a “fundamental transaction” as defined in the warrant agreement, the successor entity is required to issue securities to the warrant holders equal to the number of shares of such stock immediately theretofore purchasable and receivable upon the exercise of the rights represented by the warrants. In the event the successor entity is not a publicly traded corporation whose securities are traded on a trading market, as defined in the securities purchase agreement the warrant holder can elect to receive a cash payment equal to the lesser of one dollar per share, or the transaction value of a share of common stock, as defined in the agreement, multiplied by: (i) on or prior to the first anniversary of the warrant, 55%; (ii) after the first anniversary of the warrant, but before the second, 45%; (iii) after the second anniversary of the warrant, but before the third, 35%, (iv) after the third anniversary of the warrant, but before the fourth, 25%; or (v) after the fourth anniversary of the warrant, 10%. The warrants contain a provision that may require settlement by transferring assets. Therefore, they are classified as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.

The Company initially allocated $2.1 million of the proceeds received in the transaction to the warrants based on the fair values of the warrants on the date of the transaction. The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non-cash charge or gain to earnings each period. The warrants were valued at $1.9 million and $0.1 million at October 31, 2011 and 2010, respectively, primarily due to fluctuations in the Company’s stock price. This resulted in a non-cash loss of $2.8 million, a non-cash gain of $0.5 million, and a non-cash loss of $0.4 million due to the change in fair value of warrants during the years ended October 31, 2011, 2010 and 2009, respectively. The Company used the Black-Scholes method to value the warrants (see Note 3).

In 2010, the Company issued 100,000 warrants to a consultant for services (see Note 12). In 2011, the Company issued 100,000 warrants in connection with a license agreement which were subsequently cancelled upon termination of the agreement.

Additionally, in connection with the September 5, 2007 equity financing, the Company issued unit purchase options, to purchase at $1.50 per share, units consisting of (1) 277,667 shares of common stock, and (2) warrants to purchase up to 111,067 shares of common stock at $2.04, with terms identical to the warrants issued in the financing. The units and underlying warrants were exercised in the year ended October 31, 2011.

A summary of the status of the Company’s outstanding warrants and units as of October 31 and changes during the years then ended is presented below:

	2011	2010	2009
Outstanding at beginning of year	2,226,469	2,201,469	2,311,469
Issued	100,000	100,000	—
Exercised	(1,029,968)	—	(110,000)
Cancelled	(100,000)	(75,000)	—

Outstanding at end of year	1,196,501	2,226,469	2,201,469

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

As of October 31, 2011, the Company had reserved 10.6 million shares of common stock for issuance under the Plan, of which 1.0 million are available for future issuance.

A summary of the status of the Company’s outstanding stock options as of October 31 and changes during the years then ended is presented below:

	2011		2010		2009
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,699,216	$4.55	1,483,929	$5.24	1,352,610	$5.61
Granted	164,522	$1.97	289,475	$0.68	144,079	$1.88
Cancelled	(233,564)	$10.26	(74,188)	$3.23	(12,760)	$6.14
Exercised	(69,545)	$0.89	—	—	—	—

Outstanding at end of year	1,560,629	$4.50	1,699,216	$4.55	1,483,929	$5.24

Options exercisable at year-end	1,251,368	$5.23	1,362,440	$5.46	1,252,103	$5.94

Weighted-average fair value of options granted during the year		$1.15		$0.38		$1.12

The fair value of options granted during the year ended October 31, 2011 was $0.2 million.

The intrinsic value of options shares outstanding at October 31, 2011 was $1.9 million based on a fair value of $3.37 per share.

The following table summarizes information about outstanding stock options at October 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted average Exercise Price	Number	Weighted Average Exercise Price
$0.68	263,159	5.8	$0.68	118,420	$0.68
$0.89	176,668	4.8	$0.89	176,668	$0.89
$1.17 to $2.80	454,068	4.3	$1.92	289,546	$1.69
$3.20	335,035	0.8	$3.20	335,035	$3.20
$13.30	281,702	2.4	$13.30	281,702	$13.30
$14.00 to $28.00	49,997	2.0	$19.96	49,997	$19.96

Total	1,560,629	3.4	$4.50	1,251,368	$5.23

The weighted average contractual term of exercisable options outstanding at October 31, 2011 was 2.5 years.

	Number Outstanding	Weighted-Average Fair Value at Grant Date	Weighted-Average Remaining Contractual Life (Years)
Non-Vested shares at October 31, 2010	336,776	$0.50	6.6
Options Granted	164,522	1.15	6.8
Options Vested	(192,039)	0.58	5.5

Non-Vested shares at October 31, 2011	309,259	0.79	6.2

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended October 31:

	2011	2010	2009
Risk free annual interest rate	1.5%	1.3%	2.2%
Expected volatility	76%	74%	76%
Expected life	4.25 years	4.25 years	4.25 years
Assumed dividends	None	None	None

Restricted stock grants are granted to directors and employees and have a vesting period of six months to three years. The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period.

Non-cash compensation expenses related to stock options and restricted stock grants are recorded in general and administrative expenses in the accompanying consolidated statements of operations and totaled $1.5 million, $1.3 million and $1.7 million for the years ended October 31, 2011, 2010 and 2009, respectively. As of October 31, 2011 and 2010, there was approximately $0.2 million and $0.1 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 and 1.4 years, respectively. The total fair value of shares vested during October 31, 2011 was $0.3 million.

A summary of the status of the Company’s restricted stock grants for the years ended October 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Balance at beginning of period	1,749,535	1,895,180	2,218,373
Granted	1,041,201	1,243,467	955,183
Vested	(1,051,918)	(1,040,566)	(1,187,740)
Cancelled	(115,167)	(348,546)	(90,636)

Outstanding at end of period	1,623,651	1,749,535	1,895,180

The fair value of restricted shares granted during the years ended October 31, 2011, 2010 and 2009 was $2.1 million, $0.9 million and $1.8 million, respectively. As of October 31, 2011, there was approximately $2.2 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

In 2010, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to a consultant in consideration for services, of which 30,000 were exercised in 2011 and 70,000 remain outstanding. The warrants are exercisable at an exercise price of $1.06 at any time over a five-year period.

In 2006, the Company issued warrants to purchase an aggregate of 150,000 shares of common stock to a consulting firm in consideration for services. The warrants are exercisable at an exercise price of $1.55 at any time over a seven-year period.

The Company issued 170,652 shares of restricted common stock as part of the inducement and retention of employees of Quick Hit, Inc. (See Note 16). The shares of restricted common stock have a transaction-date fair value of $524, which will be recognized as stock-based compensation expense as the shares vest at the rate of one-third of the shares granted every six months over the 18 month period following June 2011.

13. INCOME TAXES

The provision (benefit) for income taxes for the years ended October 31, 2011, 2010 and 2009 consists of:

	2011	2010	2009
Current:
Federal	$274	$—	$—
State	152	(1,656)	(1,115)
Deferred:
Federal	3,954	(403)	(2,273)
State	77	(84)	(484)
Impact of change in effective tax rates on deferred taxes	1,937	1,312	(1,760)
Less: valuation allowance	(5,968)	(825)	4,517

	$426	$(1,656)	$(1,115)

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2011, 2010 and 2009 relates to the following:

	2011		2010		2009
	Amount	Percent of Pretax income	Amount	Percent of Pretax income	Amount	Percent of Pretax income
Tax (benefit) at federal statutory rate	$2,469	34%	$(894)	(34)%	$(2,823)	(34)%
State income taxes, net of federal income taxes	229	3%	(84)	(3)%	(515)	(6)%
Effect of warrant liability	968	13%	(164)	(6)%	141	2%
Effect of sale of NOL	—	—%	563	21%	379	4%
Effect of other permanent items	48	1%	34	2%	61	1%
Impact of change in effective tax rates on deferred taxes	1,937	27%	1,312	50%	(1,760)	(21)%
Sale of state net operating losses	—	—%	(1,656)	(63)%	(1,115)	(13)%
Change in valuation allowance	(5,968)	(82)%	(825)	(32)%	4,517	54%
Reduction of deferred benefits	743	10%	58	2%	—	—%

	$426	6%	$(1,656)	(63)%	$(1,115)	(13)%

The components of deferred income tax assets (liabilities) were as follows:

	October 31,
	2011	2010
Impairment of capitalized software development costs and prepaid license fees not currently deductible	$1,448	$209
Depreciation and amortization	(174)	17
Impairment of inventory	631	80
Compensation expense not deductible until options are exercised	224	1,715
All other temporary differences	1,006	471
Net operating loss carry forward	23,703	30,314
Less valuation allowance	(26,838)	(32,806)

Deferred tax asset	$—	$—

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Based upon the Company’s current operating results, management cannot conclude that it is more likely than not that such assets will be realized. In the year ended October 31, 2011, the Company reversed valuation allowances to the extent of net operating loss carryforwards used and income tax expense reflects alternative minimum tax and state tax liabilities.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards available for income tax purposes at October 31, 2011 amounts to approximately $68.7 million and expires between 2025 and 2030 for federal income taxes, and approximately $21.6 million for state income tax, which expires between 2013 and 2030.

The Company files income tax returns in the U.S., various states and the United Kingdom. As of October 31, 2011, the Company had no unrecognized tax benefits, which would impact its tax rate if recognized. As of October 31, 2011, the Company had no accrual for the potential payment of penalties and interest. As of October 31, 2011, the Company was not subject to any U.S. federal, state or foreign income tax examinations. The Company’s U.S. federal tax returns have been examined for the tax years 2003 through 2004, and income taxes for Majesco Europe Limited have been examined for the year ended October 31, 2006 in the United Kingdom with the results of such examinations being reflected in the Company’s results of operations as of October 31, 2011. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months.

In the years ended October 31, 2011, 2010 and 2009, the Company received proceeds of approximately $0, $1.7 million and $1.1 million, respectively, from the sale of the rights to approximately $0, $21.2 million and $25.9 million, respectively, of New Jersey state income tax net operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority, which is reflected as an income tax benefit in the consolidation statements of operations.

14. INCOME (LOSS) PER SHARE

The table below provides a reconciliation of basic and diluted average shares outstanding used in computing income (loss) per share, after applying the treasury stock method.

	2011	2010	2009
Basic weighted average shares outstanding	38,527,589	37,019,750	29,770,382
Common stock options	385,487	—	—
Non-vested portion of restricted stock grants	900,681	—	—
Warrants	310,211	—	—

Diluted weighted average shares outstanding	40,123,968	37,019,750	29,770,382

Options, warrants and restricted stock grants representing a total of 761,265, 5,675,220 and 5,580,578 potential shares of common stock at October 31, 2011, 2010 and 2009, respectively, were not included in the calculation of diluted earnings per common share for the years ended, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, at each balance sheet date:

	October 31, 2011	October 31, 2010
Shares issuable under common stock warrants	1,196,501	2,226,469
Shares issuable under stock options	1,560,629	1,699,216
Non-vested portion of restricted stock grants	1,623,651	1,749,535

15. COMMITMENTS AND CONTINGENCIES

Contingencies

Infringement claims

On July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint alleges infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness game for Xbox 360, of Impulse’s patents for certain motion tracking technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends, in conjunction with Microsoft and the other defendants, to defend itself against the claim and has certain third-party indemnity rights from a developer for costs incurred under a joint representation agreement. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

On November 18, 2011, a complaint for patent infringement was filed in the United States District Court for the Northern District of Ohio by Impulse Technology Ltd. against the Company, Nintendo of America, Inc. and certain other game publisher defendants that have released games for Nintendo’s Wii console. The complaint alleges that Wii and correspondingly, our Zumba Fitness 2 and Jillian Michaels Fitness Workout 2009 games, infringe Impulse’s patents for certain interactive technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends to defend itself against the claim and believes it has third-party indemnity rights that may cover a portion of costs to the Company. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

The Company at times may be a party to claims and suits in the ordinary course of business. We record a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. The Company has not recorded a liability with respect to the matters above. While the Company believes that it has valid defenses with respect to the legal matters pending and intends to vigorously defend the matters above, given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Settlement agreement

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

Commitments

At October 31, 2011, the Company was committed under agreements with certain software developers for future milestone payments aggregating $3.5 million. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. In addition, the Company may have to pay royalties for products sold. These payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.

The Company is obligated under non-cancelable operating leases for administrative offices expiring at various dates through 2014. The future aggregate minimum rental commitments exclusive of required payments for operating expenses are as follows:

Year ending October 31,
2012	$481
2012	473
2013	394
2014	73

Total rent expense amounted to $513, $433 and $767 for the years ended October 31, 2011, 2010 and 2009, respectively.

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

16. PURCHASE OF ASSETS

On June 3, 2011, the Company acquired certain assets and assumed certain liabilities of Quick Hit, Inc. (“Quick Hit”), a developer and operator of online games. The aggregate purchase price paid was approximately $837 in cash. The Company also entered into an exclusive license agreement with a senior lender to Quick Hit for the source code to an online interactive football game, with options to extend the license and purchase the game at the end of the license period, under which it paid $125 to license the code through December 31, 2011. In December 2011, the Company paid $125 to license the code through September 2012, at which time the Company has an option to acquire the code for a payment of $60.

The acquisition has been accounted for as a purchase business combination pursuant to ASC 805, Business Combinations, and as such the Quick Hit assets acquired and liabilities assumed were recorded at their estimated respective fair values and the excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed was recorded as Goodwill. The Company acquired certain key operating assets as well as the Quick Hit development team to execute on its social games strategy. The Company believes the team can enhance its ability to build, deploy and monetize online games. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired. The acquisition was financed with available cash on hand. The Company made significant assumptions and estimates in determining the allocation of the purchase price of certain tangible and intangible assets acquired and liabilities assumed in connection with the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Valuation
Intangible assets, included in other assets	$105
Property and equipment	434
Working capital and other assets	244

Net identifiable assets	783
Goodwill, included in other assets	54

Net assets acquired	$837

In accordance with ASC 805, the following supplemental pro forma consolidated financial information is provided using historical data of Quick Hit, Inc. and of the Company, adjusted for the application of the acquisition method of accounting as if the acquisition had occurred on November 1, 2009 for the year ended October 31, 2010 and on November 1, 2010 for the year ended October 31, 2011.

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

	2011	2010
	(unaudited)	(unaudited)
Net revenues	$126,020	$76,173
Net income (loss)	3,837	(7,837)
Basic net income (loss) per share	0.10	(0.21)
Diluted net income (loss) per share	0.10	(0.21)

In the year ended October 31, 2011, net revenues and net losses related to the former Quick Hit operations amounted to approximately $240 and $1,488, respectively. In connection with the transaction, the Company hired 12 employees of Quick Hit, representing substantially all of its personnel. In addition, the Company issued 170,652 shares of restricted common stock as part of the inducement and retention of employees. The shares of restricted common stock have a transaction-date fair value of $524, which will be recognized as stock-based compensation expense as the shares vest at the rate of one-third of the shares granted every six months over the 18 month period following June 3, 2011.

17. EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering all eligible employees. The Company charged to operations $59, $81 and $75 for contributions to the retirement plan for the years ended October 31, 2011, 2010 and 2009, respectively. Certain stockholders and key employees of the Company serve as trustees of the plan.

18. RELATED PARTY TRANSACTIONS

The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13. Mr. Sutton was also eligible to receive a commission in an amount equal to 2% of net sales to certain accounts before January 1, 2010. Commissions were recorded when the sales occurred, but were not paid until payments of the related accounts receivable were received from customers. Consulting expenses for the year ended October 31, 2009 include $28 of fees earned in each of November and December of 2008 under Mr. Sutton’s prior agreement which expired on December 31, 2008.

The following table summarizes expense to Morris Sutton,:

	Year Ended October 31,
	2011	2010	2009
Consulting	$150	$150	$213
Commissions	—	131	189

Total	$150	$281	$402

In 2011, the Company purchased Zumba belts from a second supplier, on terms equivalent to those of its primary supplier. Morris Sutton and another relative of Jesse Sutton, the Company’s President and Chief Executive Officer, earned compensation from the supplier of approximately $260 based on the value of Company’s purchases.

The Company entered into an agreement with a Board member, effective March 2010, to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10. For the years ended October 31, 2011 and 2010, consulting fees incurred under the agreement amounted to $120 and $73, respectively. The Company had accounts payable and accrued expenses of approximately $10 and $0 as of October 31, 2011 and 2010, respectively, under the agreement.