Form 10-Q
period 2012-01-31
MAJESCO ENTERTAINMENT CO
filed 2012-03-12
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 1, 2012, there were 41,352,183 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 31, 2012	October 31, 2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$21,750	$13,689
Due from factor, net	13,878	937
Accounts and other receivables	4,929	3,143
Inventory, net	8,198	11,605
Advance payments for inventory	1,161	5,975
Capitalized software development costs and license fees, net	4,228	12,564
Prepaid expenses and other current assets	1,351	3,071

Total current assets	55,495	50,984
Property and equipment, net	1,143	1,184
Other assets	165	209

Total assets	$56,803	$52,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,044	$20,313
Inventory financing payables	—	1,238
Advances from customers and deferred revenue	2,272	5,642

Total current liabilities	24,316	27,193
Warrant liability	1,122	1,949
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 41,333,825 and 41,307,349 shares issued and outstanding at January 31, 2012 and October 31, 2011, respectively	41	41
Additional paid-in capital	119,656	119,222
Accumulated deficit	(87,775)	(95,501)
Accumulated other comprehensive loss	(557)	(527)

Net stockholders’ equity	31,365	23,235

Total liabilities and stockholders’ equity	$56,803	$52,377

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three Months Ended January 31
	2012	2011
Net revenues	$66,180	$48,466

Cost of sales
Product costs	23,838	20,823
Software development costs and license fees	19,328	8,012

	43,166	28,835

Gross profit	23,014	19,631

Operating costs and expenses
Product research and development	2,307	1,230
Selling and marketing	8,986	7,009
General and administrative	3,017	3,308
Loss on impairment of software development costs and license fees — cancelled games	991	—
Depreciation and amortization	158	45

	15,459	11,592

Operating income	7,555	8,039
Other expenses (income)
Interest and financing costs, net	463	710
Change in fair value of warrant liability	(827)	416

Income before income taxes	7,919	6,913
Income taxes	193	151

Net income	$7,726	$6,762

Net income per share:
Basic	$0.19	$0.18

Diluted	$0.19	$0.18

Weighted average shares outstanding:
Basic	39,736,792	37,638,705

Diluted	41,495,430	37,732,220

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,726	$6,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158	45
Change in fair value of warrant liability	(827)	416
Non-cash compensation expense	434	276
Provision for price protection and customer allowances	2,408	1,889
Amortization of capitalized software development costs and license fees	9,280	2,784
Loss on impairment of software development costs and license fees	991	25
Changes in operating assets and liabilities, net of acquisition:
Due from factor	(15,399)	(14,240)
Accounts and other receivables	(1,779)	(521)
Inventory	3,407	1,178
Capitalized software development costs and license fees	(1,893)	(1,427)
Advance payments for inventory	4,769	4,811
Prepaid expenses and other assets	1,721	435
Accounts payable and accrued expenses	1,727	3,394
Advances from customers	(3,322)	(391)

Net cash provided by operating activities	9,401	5,436

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(117)	(77)

Net cash used in investing activities	(117)	(77)

CASH FLOWS FROM FINANCING ACTIVITIES
Inventory financing	(1,237)	(5,472)

Net cash (used in) financing activities	(1,237)	(5,472)

Effect of exchange rates on cash and cash equivalents	14	(2)

Net increase (decrease) in cash and cash equivalents	8,061	(115)
Cash and cash equivalents — beginning of year	13,689	8,004

Cash and cash equivalents — end of year	$21,750	$7,889

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest and financing costs	$463	$710

Cash paid during the year for income taxes	$514	$—

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

The Company is a provider of video game products primarily for the mass-market consumer. It sells its products primarily to large retail chains, specialty retail stores, and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS and Wii, Sony’s PlayStation 3, or PS3, Microsoft’s Xbox 360 and the personal computer, or PC. It also publishes games for digital platforms, including mobile platforms like iPhone, iPad and iPod Touch, as well as online platforms such as Facebook.

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

Geographic regions

Net revenues by geographic region were as follows:

	Three Months Ended January 31,
	2012	%	2011	%
United States	$49,431	75%	$48,300	100%
Europe	16,749	25%	166	0%

Total	$66,180	100%	$48,466	100%

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended October 31, 2011 filed with the Securities and Exchange Commission on Form 10-K on January 17, 2012.

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

The Company operates hosted online games in which players can play for free and purchase virtual goods for use in the games. We recognize revenues from the sale of virtual goods as service revenues over the estimated period in which players use the goods in the game. We currently estimate these periods of use to be three to four months. We will periodically assess our estimates for this period of use and future increases or decreases in these estimates will affect our recognized revenues prospectively. We also recognize advertising revenue related to advertising placed on our game sites as ads are served. The Company has not earned significant revenue to date related to its online games.

The Company records revenue for distribution agreements where it is acting as an agent as defined by ASC Topic 605, Revenue Recognition, Subtopic 45, Principal Agent Considerations, on a net basis. When the Company enters into license or distribution agreements that provide for multiple copies of games in exchange for guaranteed amounts, revenue is recognized in accordance with the terms of the agreements, generally upon delivery of a master copy, assuming our performance obligations are complete, the license term commences and all other recognition criteria are met, or as per-copy royalties are earned on sales of games.

In certain instances, customers and distributors provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers. Advances are classified as advances from customers and deferred revenue in the accompanying consolidated balance sheet. Included in advances from customers and deferred revenue are $1,294 and $642, as of January 31, 2012 and October 31, 2011, respectively, primarily related to up-front payments received under license agreements for Europe.

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

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date. No such costs are classified as non-current as of January 31, 2012 or October 31, 2011.

The amortization period for capitalized software development costs and prepaid license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and prepaid license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to “cost of sales-software development costs and license fees,” in the period such a determination is made. These expenses may be incurred prior to a game’s release for games that have been developed. If a game is cancelled prior to completion of development and never released to market, the amount is expensed to general and administrative expenses. If the Company was required to write off capitalized software development costs and prepaid license fees, due to changes in market conditions or product acceptance, its results of operations could be materially adversely affected.

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

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are price protection and customer allowances, the valuation of inventory, the recoverability of advance payments for software development costs and intellectual property licenses, and the valuation allowances for deferred tax benefits. Actual results could differ from those estimates.

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

Reclassifications. For comparability, certain 2011 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2012.

Commitments and Contingencies. We are subject to claims and litigation in the ordinary course of our business. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Concentrations. The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the three months ended January 31, 2012 and 2011, sales of the Company’s Zumba Fitness games accounted for approximately 77% and 63% of net revenues, respectively. We license the rights to publish these games from a third party and have rights to publish other Zumba Fitness games. If the new versions are not successful, this may have a significant impact on our future revenues.

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

	January 31, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$19,046	$19,046	$—	$—
Bank deposits	$2,704	$2,704	$—	$—

Total financial assets	$21,750	$21,750	$—	$—

Liabilities:
Warrant liability	$1,122	$—	$—	$1,122

Total financial liabilities	$1,122	$—	$—	$1,122

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

Assumptions used to determine the fair value of the warrants were:

	Three Months ended January 31,
	2012	2011
Estimated fair value of stock	$2.53-$3.37	$0.62-$1.21
Expected warrant term	1.1-1.4 years	2.1-2.4 years
Risk-free rate	0.1-0.2%	0.4%-0.6%
Expected volatility	79.7-80.1%	73.5-75.5%
Dividend yield	0%	0%

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended January 31, 2012 and 2011 is presented below:

	Three Months ended January 31,
	2012	2011
Beginning balance	$1,949	$144
Total loss (gain) included in net income	(827)	416

Ending balance	$1,122	$560

The carrying value of accounts receivable, accounts payable and accrued expenses, due from factor, and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE FROM FACTOR

Due from factor consists of the following:

	January 31, 2012	October 31, 2011
Outstanding accounts receivable sold to factor	$23,987	$12,667
Less: allowances	(7,560)	(6,952)
Less: advances from factor	(2,549)	(4,778)

	$13,878	$937

Outstanding accounts receivable sold to the factor as of January 31, 2012 and October 31, 2011 for which the Company retained credit risk amounted to $0.5 million and $2.0 million, respectively. As of January 31, 2012 and October 31, 2011, there were no allowances for uncollectible accounts.

A summary of the changes in price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor is presented below:

	Three Months Ended January 31,
	2012	2011
Allowances — beginning of period	$(6,952)	$(3,298)
Provision for price protection	(2,408)	(1,889)
Amounts charged against allowance and other changes	1,800	(1,655)

Allowances — end of period	$(7,560)	$(6,842)

5. ACCOUNTS RECEIVABLE

The following table presents the major components of accounts and other receivables:

	January 31, 2012	October 31, 2011
Royalties receivable	$3,391	$2,513
Trade accounts receivable	537	630
Other	1,001	—

	$4,929	$3,143

6. INVENTORIES

Inventories consist of the following:

	January 31, 2012	October 31, 2011
Finished goods	$6,307	$5,071
Packaging and components	1,891	6,534

	$8,198	$11,605

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the following:

	January 31, 2012	October 31, 2011
Prepaid advertising	$738	$2,795
Other	613	276

	$1,351	$3,071

8. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net:

	January 31, 2012	October 31, 2011
Computers and software	$3,305	$3,201
Furniture and equipment	1,144	1,131
Leasehold improvements	317	317

	4,766	4,649
Accumulated depreciation	(3,623)	(3,465)

	$1,143	$1,184

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	January 31, 2012	October 31, 2011
Accounts payable-trade	$4,559	$5,994
Royalty and software development	15,084	10,071
Salaries and other compensation	1,351	3,407
Income taxes payable	102	423
Other accruals	948	418

	$22,044	$20,313

10. STOCKHOLDERS’ EQUITY

Common stock warrants and units

The following table sets forth the number shares of common stock purchasable under outstanding stock purchase warrants at January 31, 2012 and October 31, 2011:

Issued in connection with	Issue date	Expiration date	Exercise Price	January 31, 2012	October 31, 2011
Equity financing	September 5, 2007	March 5, 2013	$2.04	1,110,001	1,110,001
Consulting services	June 14, 2006	May 31, 2013	$1.55	16,500	16,500
Consulting services	March 29, 2010	March 28,2015	$1.06	50,000	70,000

				1,176,501	1,196,501

In the three months ended January 31, 2012, 20,000 warrants were exercised on a cashless basis for 12,320 shares. There were no other changes to the status of the Company’s outstanding warrants and units in the three months ended January 31, 2012 or 2011.

11. STOCK BASED COMPENSATION ARRANGEMENTS

The Company issued 14,156 and 193,331 shares of restricted stock during the three months ended January 31, 2012 and 2011, respectively, and cancelled no shares in either period. The Company values shares of restricted stock at fair value as of the grant date. The Company issued no stock options in either period.

12. INCOME TAXES

The federal and state income tax provisions recorded by the Company for the three months ended January 31, 2012 and 2011 reflect the use of available net operating loss carryforwards to offset taxable income. NOL carryforwards available for income tax purposes at January 31, 2012 amounted to approximately $63.7 million for federal income taxes and approximately $16.6 million for certain state income taxes. Due to the Company’s history of losses, a valuation allowance sufficient to fully offset NOLs and other deferred tax assets has been established under current accounting pronouncements and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal. The tax provision reflected in the accompanying consolidated statements of income represent alternative minimum taxes and certain state taxes.

13. INCOME PER SHARE

The table below provides a reconciliation of basic and diluted average shares outstanding used in computing income (loss) per share, after applying the treasury stock method.

	Three Months Ended January 31,
	2012	2011
Basic weighted average shares outstanding	39,736,792	37,638,705
Common stock options	469,465	47,785
Non-vested portion of restricted stock grants	926,286	45,730
Warrants	362,887	—

Diluted weighted average shares outstanding	41,495,430	37,732,220

Options, warrants and restricted shares to acquire 666,734 and 5,515,128 shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended January 31, 2012 and 2011, respectively, as the effect of their inclusion would be anti-dilutive.

14. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are summarized as follows:

	Three Months Ended January 31,
	2012	2011
Net income	$7,726	$6,762
Other comprehensive (loss) — foreign currency translation adjustments	(30)	(2)

Total comprehensive income	$7,696	$6,760

Losses on foreign currency transactions included in net income, including fees and discounts incurred on conversions, amounted to $143 and $0 in the three months ended January 31, 2012 and 2011, respectively.

15. COMMITMENTS AND CONTINGENCIES

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

16. PURCHASE OF ASSETS

On June 3, 2011, the Company acquired certain assets and assumed certain liabilities of Quick Hit, Inc. (“Quick Hit”), a developer and operator of online games. The aggregate purchase price paid was approximately $837 in cash. The Company also entered into an exclusive license agreement with a senior lender to Quick Hit for the source code to an online interactive football game, with options to extend the license and purchase the game at the end of the license period, including $125 paid in the fiscal year ended October 31, 2011, $125 paid in the three months ended January 31, 2012 and $60 due in September 2012, if exercised by the Company.

The Quick Hit acquisition was accounted for as a purchase business combination pursuant to ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values and the excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed was recorded as goodwill. In accordance with ASC 805, the following supplemental pro forma consolidated financial information is provided using historical data of Quick Hit and of the Company, adjusted for the application of the acquisition method of accounting as if the acquisition had occurred on November 1, 2010 for the three months ended January 31, 2011. The supplemental pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Quick Hit acquisition been completed as of the dates presented, and should not be taken as a representation of the Company’s future consolidated results of operations or financial position. The unaudited pro forma information also does not reflect any operating efficiencies and associated cost savings that the Company may achieve with respect to the combined companies.

Three Months Ended January 31,
2011
Net revenues	$48,866
Net income	$5,151
Basic net income per share	$0.14
Diluted net income per share	$0.14

17. RELATED PARTIES

The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and father of the Company’s Chief Executive Officer, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13. Under this arrangement, fees earned in the three months ended January 31, 2012 and 2011 totaled $38 and $38, respectively.

MSI Entertainment, a company controlled by Morris Sutton, acted as an agent for the Company in sales to a distributor. The titles, for which the Company had no other planned distribution, were paid for in advance by the distributor. In the three months ended January 31, 2011, the Company paid MSI a fee of $78 in connection with the sales.

Beginning in 2011, the Company has purchased a portion of its Zumba belt accessories from a second supplier, on terms equivalent to those of its primary supplier. Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from the supplier of approximately $446 and $0 in the three months ended January 31, 2012 and 2011, respectively, based on the value of the Company’s purchases.

The Company also has an agreement with a member of its board of directors to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10. Under this arrangement, fees earned in the three months ended January 31, 2012 and 2011 totaled $30 and $30, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the fiscal year ended October 31, 2011 and other filings with the SEC. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assume responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results. References herein to “we,” “us,” “our,” and the “Company” are to Majesco Entertainment Company.

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

Our video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, we focus on publishing more casual games targeting mass-market consumers. In some instances, our titles are based on licenses of well known properties and, in other cases based on original properties. We enter into agreements with content providers and video game development studios for the creation of our video games.

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

Product Research and Development Expenses. Product research and development expenses relate principally to our cost of supervision of third party video game developers, testing new products and conducting quality assurance evaluations during the development cycle that are not allocated to games for which technological feasibility has been established. Costs incurred are primarily employee-related, may include equipment, and are not allocated to cost of sales.

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

Loss on Impairment of Software Development Costs and License Fees — Cancelled Games. Loss on impairment of software development costs and license fees — cancelled games consists of contract termination costs, and the write-off of previously capitalized costs, for games that were cancelled prior to their release to market. We periodically review our games in development and compare the remaining cost to complete each game to projected future net cash flows expected to be generated from sales. In cases where we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete the game, we cancel the game, and record a charge to operating expenses. While we incur a current period charge on these cancellations, we believe we are limiting the overall loss on a game project that is no longer expected to perform as originally expected due to changing market conditions or other factors. Significant management estimates are required in making these assessments, including estimates regarding retailer and customer interest, pricing, competitive game performance, and changing market conditions.

Interest and Financing Costs. Interest and financing costs are directly attributable to our factoring and our purchase-order financing arrangements.

Income Taxes. Income taxes consists of our provision/(benefit) for income taxes and proceeds from the sale of rights to certain net operating loss carryforwards in the state of New Jersey. Utilization of our net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal. In fiscal 2012 and 2011, we reversed our valuation allowance to the extent of our NOL used and recorded certain alternative minimum taxes and state taxes.

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

Capitalized Software Development Costs and License Fees. Software development costs include development fees, primarily in the form of milestone payments made to independent software developers. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release capitalized software development costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.

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

Capitalized software development costs are classified as non-current if they relate to titles for which we estimate the release date to be more than one year from the balance sheet date. No such costs were classified as non-current as of January 31, 2012 and October 31, 2011.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees — future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses — loss on impairment of capitalized software development costs and license fees — cancelled games. As of January 31, 2012, the net carrying value of our licenses and software development costs was $4.2 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

License fees and milestone payments made to our third party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.

We have expensed as research and development all costs associated with the development of social games. We acquired an online game in connection with the June 2011 acquisition of selected assets of Quick Hit, Inc. and have developed and launched two additional games available on Facebook, which have not earned significant revenues to date, and are continuing to evaluate alternatives for future development and monetization. We have also added the former development team of Quick Hit, Inc., to enhance our abilities in the development and operation of our social games.

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

Results of operations

Three months ended January 31, 2012 versus three months ended January 31, 2011

Net Revenues. Net revenues for the three months ended January 31, 2012 increased to $66.2 million from $48.5 million in the comparable quarter last year. The increase was primarily due to the release in the current-year period of Zumba Fitness 2 for the Nintendo Wii, particularly in the European market. Net revenues in the European market increased to $16.7 million from $0.2 million in the same period a year ago. During the three months ended January 31, 2012, we recorded product sales revenues from the release of Zumba Fitness 2 for the Nintendo Wii in Europe under a distribution agreement with a third party. Under this agreement, we retain all rights to manufacture finished products for the European markets and a third party purchases the goods for resale. Additionally, we continued to receive licensing royalties on European distribution of our original Zumba Fitness products released during the twelve months ended October 31, 2011, under a licensing and manufacturing agreement with a third party. Under this agreement, the third party had rights to manufacture and sell the product in certain territories, and we received a royalty based on their sales. Comparably, net revenues for the three months ended January 31, 2011 include royalty revenues related only to the release of the Kinect version of Zumba Fitness in Europe. The versions of the game for the Nintendo Wii and Sony Playstation were released later in the fiscal year. Revenue from Zumba Fitness products accounted for approximately 77% and 63% of total revenue in the three months ended January 31, 2012 and 2011, respectively, on a consolidated basis. Revenues in the three months ended January 31, 2012 also reflected a greater number of new releases in the period compared to the prior year, including Cooking Mama 4: Kitchen Magic, Alvin and the Chipmunks: Chipwrecked, Hulk Hogan’s Main Event, and Twister Mania. The three months ended January 31, 2011 reflect the release of Zumba Fitness and Babysitting Mama.

The following table sets forth our net revenues by platform:

	Three months Ended January 31,
	2012	%	2011	%
	(thousands)		(thousands)
Nintendo Wii	$47,447	72%	$25,899	53%
Microsoft Xbox 360	9,597	14%	10,944	23%
Nintendo DS	6,970	10%	9,018	19%
Nintendo 3DS	1,064	2%	—	0%
Sony Playstation 3	432	1%	2,331	5
Royalties, accessories and other	670	1%	274	0%

TOTAL	$66,180	100%	$48,466	100%

Gross Profit. Gross profit for the three months ended January 31, 2012 was $23.0 million compared to a gross profit of $19.6 million in the same quarter last year. The increase in gross profit was primarily attributable to increased net revenues for the three months ended January 31, 2012, as discussed above. Gross profit as a percentage of net sales was 35% for the three months ended January 31, 2012, compared to 41% for the three months ended January 31, 2011. The decrease in gross profit as a percentage of sales was primarily due to higher promotional allowances to retailers on our Zumba Fitness products and the impact of lower gross margins on our other new releases.

Product Research and Development Expenses. Research and development expenses increased to $2.3 million for the three months ended January 31, 2012, from $1.2 million for the comparable period in 2011. The increase was primarily due to development costs related to our online games business, which amounted to $0.9 million, and increased production headcount. In June 2011, we acquired assets from Quick Hit, Inc., a developer and operator of online games, and added their former development team to enhance our abilities in the development and operation of our social games. In addition, during 2011, we opened a second production facility in San Francisco and increased the number of producers we have managing game development due to an increase in the number and quality of games we are developing.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $9.0 million for the three months ended January 31, 2012, compared to $7.0 million for the three months ended January 31, 2011. The increase was primarily due to increased media advertising, primarily related to Zumba Fitness 2 and Twister Mania, and sales commissions and other variable costs associated with increased sales volumes and new releases.

General and Administrative Expenses. For the three-month period ended January 31, 2012, general and administrative expenses decreased to approximately $3.0 million, from $3.3 million in the three-month period ended January 31, 2011, due primarily to lower incentive compensation costs.

Loss on Impairment of Software Development Costs and License Fees — Cancelled Games. For the three-month period ended January 31, 2012, loss on impairment of software development costs and license fees — cancelled games, amounted to $1.0 million compared to less than $0.1 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game.

Operating Income. Operating income for the three months ended January 31, 2012 was approximately $7.6 million, compared to $8.0 million in the comparable period in 2011. As discussed above, increased revenues and gross profits during the three months ended January 31, 2012 were offset by increased development, sales and marketing expenses and losses on impaired games during the period.

Change in Fair Value of Warrant Liability. We have outstanding warrants that contain a provision that may require settlement by transferring assets and are, therefore, recorded at fair value as liabilities. We recorded a gain of $0.8 million for the three months ended January 31, 2012, which reflected a decrease in the fair value of the warrants primarily based upon the decreased market price of a share of our common stock during the period, compared to a loss of $0.4 million for the three months ended January 31, 2011.

Income Taxes. In the three months ended January 31, 2012 and 2011, our income tax expense was $0.2 million and $0.2 million, respectively, which represents our current alternative minimum tax provision and certain state income taxes and reflects the use of available net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

Our current plan is to fund our operations through product sales and existing cash. We believe we will have sufficient cash to fund our operations for at least the next twelve months. However, our operating results may vary significantly from period to period and we have previously incurred operating losses. We may be required to modify our plan, or seek outside sources of financing, and/or equity sales, if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Additionally, we are dependent on our purchase order financing and account receivable factoring agreement to finance our working capital needs, including the purchase of inventory. If the current level of financing was reduced or we fail to meet our operational objectives, it could create a material adverse change in the business.

As of January 31, 2012, our cash and cash equivalents balance was $21.8 million and funds available to us under our factoring and purchase order financing agreements were $15.0 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.

Factoring and Purchase Order Financing.

To satisfy our liquidity needs, we factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had outstanding advances against accounts receivable of approximately $2.6 million under our factoring agreement at January 31, 2012. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had no outstanding advances for purchase order financing at January 31, 2012.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At January 31, 2012, we had no excess advances outstanding.

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

Commitments under development agreements amounted to $3.2 million at January 31, 2012. In addition, certain agreements provide for minimum commitments for marketing support.

Off-Balance Sheet Arrangements

As of January 31, 2012, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $21.8 million as of January 31, 2012 compared to $13.7 million at October 31, 2011 and $7.9 million at January 31, 2011. Working capital as of January 31, 2012 was $31.7 million compared to $23.8 million at October 31, 2011. Changes in cash and working capital balances reflect operating results as well as significant seasonal factors.

Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the three months ended January 31, 2012, we generated approximately $9.4 million in cash flow from operating activities, compared to $5.4 million in the same period last year. The increase in cash provided by operating activities was primarily due to increased operating income in the period before amortization of license fees and recoupment of advances, which impacted cash in the year ended October 31, 2011.

Investing Cash Flows. Cash used in investing activities for the three months ended January 31, 2012, which amounted to $0.1 million, was comparable to the three months ended January 31, 2011 and reflect primarily purchases of computer equipment.

Financing Cash Flows. Net cash used in financing activities for the three months ended January 31, 2012 and 2011 reflected cash used to reduce outstanding borrowings under our purchase order financing agreement for seasonal inventory. Outstanding borrowing at October 31, 2011 was lower than the comparable prior year and, accordingly, cash outflows for repayments declined.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market Risk

We are exposed to certain market risks in the normal course of business, primarily risks associated with fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We earn certain revenues from transactions denominated in foreign currencies and are exposed to market risk resulting from fluctuations in foreign currency exchange rates, particularly Euros, which may result in gains or losses in our results of operations. Accordingly, our future results could be adversely affected by declines in exchange rates for the Euro. In the three months ended January 31, 2012, we launched Zumba Fitness 2 in Europe and recognized sales revenue to our distributor. Accordingly, our revenue and gross profits from transactions denominated in Euros increased significantly in the period. However, the portion of our total revenue represented by these transactions may fluctuate significantly on a quarterly basis.

We may hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated revenues by entering into foreign exchange forward contracts that reduce, but do not eliminate our risk. During the three months ended January 31, 2012 and 2011, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities. We do not maintain significant working capital balances denominated in foreign currencies or enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

To satisfy our liquidity needs, we factor our receivables and periodically utilize financing to provide funding for the manufacture of our products. We had no outstanding advances for purchase order financing at January 31, 2012.

Under the terms of our factoring agreement, we sell our accounts receivable to the factor. The amount remitted to us by the factor equals the invoiced amount, adjusted for allowances and discounts we have provided to the customer, less factor charges of 0.45 to 0.5% of the invoiced amount and the interest rate on advances is generally prime plus 1.5%, annually, subject to a 5.5% floor.

When we utilize letters of credit from our finance company, the finance company charges 1.5% of the purchase order amount for each transaction for 30 days, plus administrative fees. Additional charges are incurred if letters of credit remain outstanding in excess of the original time period and/or the financing company is not paid at the time the products are received.

At January 31, 2012, we had cash and cash equivalents of $21.8 million in the form of bank deposits and money market funds. Our cash balances fluctuate significantly during the year. However, interest income on cash balances is not expected to be significant to our results of operations.

There have been no significant changes in our exposure to interest rate risk in the current period.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2012, the Company issued 12,305 shares of common stock upon the cashless exercise of outstanding warrants, at an exercise price of $1.06 per share. The Company did not receive any proceeds upon the exercise of the warrants. Issuance of the shares of common stock was exempt from registration pursuant to the provisions of Section 3(a)(9) of the Securities Act of 1933. There have been no other unregistered sales of securities during the period covered by this quarterly report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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
Date: March 12, 2012