Form 10-Q
period 2012-04-30
MAJESCO ENTERTAINMENT CO
filed 2012-06-11
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 4, 2012, there were 41,357,152 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30, 2012	October 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,734	$13,689
Due from factor, net	3,871	937
Accounts and other receivables, net	4,592	3,143
Inventory, net	5,507	11,605
Advance payments for inventory	226	5,975
Capitalized software development costs and license fees, net	5,451	12,564
Prepaid expenses and other current assets	736	3,071

Total current assets	52,117	50,984
Property and equipment, net	1,056	1,184
Other assets	159	209

Total assets	$53,332	$52,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,560	$20,313
Inventory financing payable	-	1,238
Advances from customers and deferred revenue	373	5,642
Warrant liability - current	957	-

Total current liabilities	18,890	27,193
Warrant liability	-	1,949
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 41,341,850 and 41,307,349 shares issued and outstanding at April 30, 2012 and October 31, 2011, respectively	41	41
Additional paid-in capital	120,058	119,222
Accumulated deficit	(85,072)	(95,501)
Accumulated other comprehensive loss	(585)	(527)

Net stockholders’ equity	34,442	23,235

Total liabilities and stockholders’ equity	$53,332	$52,377

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three Months Ended April 30		Six Months Ended April 30

	2012	2011	2012	2011
Net revenues	$30,400	$32,142	$96,580	$80,608

Cost of sales
Product costs	9,093	13,281	32,931	34,104
Software development costs and license fees	9,136	5,210	28,464	13,222

	18,229	18,491	61,395	47,326

Gross profit	12,171	13,651	35,185	33,282

Operating costs and expenses
Product research and development	1,671	1,973	3,978	3,203
Selling and marketing	4,686	2,630	13,672	9,639
General and administrative	2,679	2,295	5,696	5,603
Loss on impairment of software development costs and license fees – cancelled games	228	1,362	1,219	1,362
Depreciation and amortization	149	57	307	102

	9,413	8,317	24,872	19,909

Operating income	2,758	5,334	10,313	13,373
Other expenses (income)
Interest and financing costs, net	200	245	663	955
Change in fair value of warrant liability	(165)	2,928	(992)	3,344

Income before income taxes	2,723	2,161	10,642	9,074
Income taxes	20	86	213	237

Net income	$2,703	$2,075	$10,429	$8,837

Net income per share:
Basic	$0.07	$0.05	$0.26	$0.23

Diluted	$0.07	$0.05	$0.25	$0.22

Weighted average shares outstanding:
Basic	39,819,106	38,051,035	39,777,497	37,841,453

Diluted	41,387,755	40,426,306	41,445,746	39,322,894

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,429	$8,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307	102
Change in fair value of warrant liability	(992)	3,344
Non-cash compensation expense	863	627
Provision for price protection	3,006	2,202
Amortization of capitalized software development costs and license fees	10,690	3,220
Loss on impairment of software development costs and license fees	1,219	1,362
Provisions for excess inventory	-	848
Changes in operating assets and liabilities, net of acquisition:
Due from factor	(5,940)	(6,833)
Accounts and other receivables, net	(1,487)	(1,205)
Inventory	6,098	(55)
Capitalized software development costs and license fees	(4,750)	(5,178)
Advance payments for inventory	5,712	5,251
Prepaid expenses and other assets	2,309	203
Accounts payable and accrued expenses	(2,748)	2,326
Advances from customers and deferred revenue	(5,222)	(385)

Net cash provided by operating activities	19,494	14,666

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(179)	(325)

Net cash used in investing activities	(179)	(325)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of inventory financing	(1,238)	(5,557)
Proceeds from exercise of warrants	-	1,691

Net cash used in financing activities	(1,238)	(3,866)

Effect of exchange rates on cash and cash equivalents	(32)	(1)

Net increase in cash and cash equivalents	18,045	10,474
Cash and cash equivalents — beginning of period	13,689	8,004

Cash and cash equivalents — end of period	$31,734	$18,478

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Landlord-provided leasehold improvements	$-	$163

Warrant liability reclassified to additional paid-in capital upon exercise	$-	$937

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest and financing costs	$663	$955

Cash paid during the year for income taxes	$514	$-

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share and per-share amounts)

1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

The accompanying financial statements present the financial results of Majesco Entertainment Company and Majesco Europe Limited, its wholly-owned subsidiary, (“Majesco” or the “Company”) on a consolidated basis.

The Company is a provider of video game products primarily for the mass-market consumer. It sells its products primarily to large retail chains, specialty retail stores, and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS and Wii, Sony’s PlayStation 3, or PS3, Microsoft’s Xbox 360 and the personal computer, or PC. It also publishes games for digital platforms such as Xbox Live Arcade and PlayStation Network, or PSN, and mobile platforms such as iPhone, iPad and iPod Touch, as well as online platforms such as Facebook.

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

Geographic regions

Net revenues by geographic region were as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
	2012	%	2011	%	2012	%	2011	%
United States	$23,916	79%	$28,964	90%	$73,347	76%	$77,211	96%
Europe	6,484	21%	3,178	10%	23,233	24%	3,397	4%

Total	$30,400	100%	$32,142	100%	$96,580	100%	$80,608	100%

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

In certain instances, customers and distributors provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers. Advances are classified as advances from customers and deferred revenue in the accompanying consolidated balance sheet. Included in advances from customers and deferred revenue are $300 and $642, as of April 30, 2012 and October 31, 2011, respectively, primarily related to up-front payments received under license agreements for Europe.

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

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date. No such costs are classified as non-current as of April 30, 2012 or October 31, 2011.

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

Concentrations. The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the three and six months ended April 30, 2012, sales of the Company’s Zumba Fitness games accounted for approximately 86% and 80% of net revenues, respectively. In addition, for the three and six months ended April 30, 2011, sales of the Company’s Zumba Fitness games accounted for approximately 75% and 67% of net revenues, respectively. We license the rights to publish these games from a third party and have rights to publish other Zumba Fitness games. If the new versions are not successful, this may have a significant impact on our results of operations and cash flows.

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

	April 30, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$30,547	$30,547	$—	$—
Bank deposits	$1,187	$1,187	$—	$—

Total financial assets	$31,734	$31,734	$—	$—

Liabilities:
Warrant liability	$957	$—	$—	$957

Total financial liabilities	$957	$—	$—	$957

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

Assumptions used to determine the fair value of the warrants were:

	Three Months ended April 30,		Six Months ended April 30,

	2012	2011	2012	2011

Estimated fair value of stock	$2.45-$2.53	$1.21-$3.75	$2.45-$3.37	$0.62-$3.75
Expected warrant term	0.9-1.1 years	1.9-2.1 years	0.9-1.4 years	1.9-2.4 years
Risk-free rate	0.1-0.2%	0.6-0.8%	0.1-0.2%	0.4-0.8%
Expected volatility	79.0-80.1%	75.5-77.9%	79.0-80.1%	73.5-77.9%
Dividend yield	0%	0%	0%	0%

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended April 30, 2012 and 2011 is presented below:

	Three Months ended April 30,		Six Months ended April 30,

	2012	2011	2012	2011

Beginning balance	$1,122	$560	$1,949	$144
Warrants exercised	-	(937)	-	(937)
Total (gain) loss included in net income	(165)	2,928	(992)	3,344

Ending balance	$957	$2,551	$957	$2,551

The carrying value of accounts receivable, accounts payable and accrued expenses, due from factor, and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE FROM FACTOR

Due from factor consists of the following:

	April 30, 2012	October 31, 2011
Outstanding accounts receivable sold to factor	$10,336	$12,667
Less: allowances	(6,465)	(6,952)
Less: advances from factor	-	(4,778)

	$3,871	$937

Outstanding accounts receivable sold to the factor as of April 30, 2012 and October 31, 2011 for which the Company retained credit risk amounted to $0.4 million and $2.0 million, respectively. As of April 30, 2012 and October 31, 2011, allowances for uncollectible accounts were not significant.

A summary of the changes in price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor is presented below:

	0000000	0000000
	Six Months Ended April 30,
	2012	2011
Allowances — beginning of period	$(6,952)	$(3,298)
Provision for price protection	(3,006)	(2,202)
Amounts charged against allowance and other changes	3,493	(319)

Allowances — end of period	$(6,465)	$(5,819)

5. ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:

	0000000	0000000
	April 30, 2012	October 31, 2011
Royalties receivable	$2,403	$2,513
Trade accounts receivable	427	630
Cooperative advertising	1,762	-

	$4,592	$3,143

Sales and marketing expenses in the three and six months ended April 30, 2012 include accrued reimbursements from vendors of $2,762 and $3,762, respectively, under cooperative advertising agreements, of which $1,762 is due upon completion of certain advertising activities.

6. INVENTORIES

Inventories consist of the following:

	April 30, 2012	October 31, 2011
Finished goods	$4,262	$5,071
Packaging and components	1,245	6,534

	$5,507	$11,605

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the following:

	0000	0000
	April 30, 2012	October 31, 2011
Prepaid advertising	$521	$2,795
Other	215	276

	$736	$3,071

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	April 30, 2012	October 31, 2011
Computers and software	$3,342	$3,201
Furniture and equipment	1,169	1,131
Leasehold improvements	317	317

	4,828	4,649
Accumulated depreciation	(3,772)	(3,465)

	$1,056	$1,184

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	April 30, 2012	October 31, 2011
Accounts payable-trade	$4,543	$5,994
Royalty and software development	10,692	10,071
Salaries and other compensation	1,742	3,407
Income taxes payable	123	423
Other accruals	460	418

	$17,560	$20,313

10. STOCKHOLDERS’ EQUITY

Common stock warrants and units

The following table sets forth the number shares of common stock purchasable under outstanding stock purchase warrants at April 30, 2012 and October 31, 2011:

			Exercise	April 30,	October 31,
Issued in connection with	Issue date	Expiration date	Price	2012	2011
Equity financing	September 5, 2007	March 5, 2013	$2.04	1,110,001	1,110,001
Consulting services	June 14, 2006	May 31, 2013	$1.55	16,500	16,500
Consulting services	March 29, 2010	March 28,2015	$1.06	50,000	70,000

				1,176,501	1,196,501

In the six months ended April 30, 2012, 20,000 warrants were exercised on a cashless basis for 12,320 shares. In the six months ended April 30, 2011, 537,734 warrants were exercised for $1,097, 53,500 warrants were exercised on a cashless basis for 36,037 shares and 359,333 previously-outstanding units issued in the Company’s 2007 sale of stock and units were exercised for $594. There were no other changes to the status of the Company’s outstanding warrants and units in the six months ended April 30, 2012 or 2011.

11. STOCK BASED COMPENSATION ARRANGEMENTS

The Company issued 18,358 and 32,514 shares of restricted stock during the three and six months ended April 30, 2012, respectively, and cancelled no shares in either period. The Company issued 136,153 and 329,484 shares of restricted stock during the three and six months ended April 30, 2011, respectively, and cancelled no shares in either period. The Company values shares of restricted stock at fair value as of the grant date. The Company issued no stock options in either period.

The Company did not issue or cancel any options to purchase shares of common stock during the three and six months ended April 30, 2012. The Company issued options to purchase 100,000 shares of common stock during the three and six months ended April 30, 2011, and cancelled no options in the periods. The options issued have an exercise price of $1.64 per share and expire in 2018. The options had a total grant-date fair value of $95, based on the Black-Scholes model and estimated share-price volatility of 75.2%, estimated life of 4.3 years and a risk-free rate of 1.8%. The Company values options at fair value as of the grant date.

Stock-based compensation amounted to $429 and $863 in the three and six months ended April 30, 2012, respectively, and $352 and $627 in the three and six months ended April 30, 2011, respectively.

12. INCOME TAXES

The federal and state income tax provisions recorded by the Company for the three and six months ended April 30, 2012 and 2011 reflect the use of available net operating loss carryforwards to offset taxable income. NOL carryforwards available for income tax purposes at April 30, 2012 amounted to approximately $62.8 million for federal income taxes and approximately $15.7 million for certain state income taxes. Due to the Company’s history of losses, a valuation allowance sufficient to fully offset NOLs and other deferred tax assets has been established under current accounting pronouncements and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal. The tax provision reflected in the accompanying consolidated statements of operations represent alternative minimum taxes and certain state taxes.

13. INCOME PER SHARE

The table below provides a reconciliation of basic and diluted average shares outstanding used in computing income per share, after applying the treasury stock method.

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	39,819,106	38,051,035	39,777,497	37,841,453
Common stock options	419,953	499,074	444,709	309,338
Non-vested portion of restricted stock grants	897,132	1,396,938	911,709	1,085,167
Warrants	251,564	479,259	311,831	86,936

Diluted weighted average shares outstanding	41,387,755	40,426,306	41,445,746	39,322,894

Options, warrants and restricted shares to acquire 696,734 and 666,734 shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended April 30, 2012, respectively, as the effect of their inclusion would be anti-dilutive. Options, warrants and restricted shares to acquire 566,982 and 2,405,304 shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended April 30, 2011, respectively, as the effect of their inclusion would be anti-dilutive.

14. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three- and six-month periods ended April 30, 2012 and 2011 are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Net income	$2,703	$2,075	$10,429	$8,837
Other comprehensive income (loss) — foreign currency translation adjustments	(28)	1	(58)	(2)

Total comprehensive income	$2,675	$2,076	$10,371	$8,835

Losses on foreign currency transactions included in net income, including fees and discounts incurred on conversions, amounted to $45 and $188 in the three and six months ended April 30, 2012, respectively. Losses on foreign currency transactions in the three and six months ended April 30, 2011 were not significant.

15. COMMITMENTS AND CONTINGENCIES

Infringement claims

On July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint, as amended on April 5, 2012, alleges infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness, Zumba Fitness Rush, Hulk Hogan’s Main Event and Jillian Michaels Fitness Adventure games for Xbox 360, of Impulse’s patents for certain motion tracking technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends, in conjunction with Microsoft and the other defendants, to defend itself against the claim and has certain third-party indemnity rights from a developer for costs incurred under a joint representation agreement. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

Commitments

The Company enters into short-term commitments in the ordinary course of business. As of April 30, 2012, such commitments include $2,235 for the purchase of accessories inventory for a game in development. Commitments under development agreements amounted to $5.2 million at April 30, 2012.

16. PURCHASE OF ASSETS

On June 3, 2011, the Company acquired certain assets and assumed certain liabilities of Quick Hit, Inc. (“Quick Hit”), a developer and operator of online games. The aggregate purchase price paid was approximately $837 in cash. The Company also entered into an exclusive license agreement with a senior lender to Quick Hit for the source code to an online interactive football game, with options to extend the license and purchase the game at the end of the license period, including $125 paid in the fiscal year ended October 31, 2011, $125 paid in the six months ended April 30, 2012 and $60 due in September 2012, if exercised by the Company.

The Quick Hit acquisition was accounted for as a purchase business combination pursuant to ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values and the excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed was recorded as goodwill. In accordance with ASC 805, the following supplemental pro forma consolidated financial information is provided using historical data of Quick Hit and of the Company, adjusted for the application of the acquisition method of accounting as if the acquisition had occurred on November 1, 2010 for the six months ended April 30, 2011. The supplemental unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Quick Hit acquisition been completed as of the dates presented, and should not be taken as a representation of the Company’s future consolidated results of operations or financial position. The unaudited pro forma information also does not reflect any operating efficiencies and associated cost savings that the Company may achieve with respect to the combined companies.

Six Months Ended April 30, 2011 Unaudited
Net revenues	$81,208
Net income	$6,336
Basic net income per share	$0.17
Diluted net income per share	$0.16

17. RELATED PARTIES

The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and father of the Company’s Chief Executive Officer, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13. Under this arrangement, fees earned in the three and six months ended April 30, 2012 totaled $38 and $75, respectively, and fees earned in the three and six months ended April 30, 2011 totaled $38 and $75, respectively.

MSI Entertainment, a company controlled by Morris Sutton, acted as an agent for the Company in sales to a distributor. The titles, for which the Company had no other planned distribution, were paid for in advance by the distributor. In the six months ended April 30, 2011, the Company paid MSI a fee of $78 in connection with the sales.

Beginning in 2011, the Company has purchased a portion of its Zumba belt accessories from a second supplier, on terms equivalent to those of its primary supplier. Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from the supplier of approximately $0 and $446 in the three and six months ended April 30, 2012, respectively, based on the value of the Company’s purchases. No such compensation applied in in the three and six months ended April 30, 2011. In addition, in the three and six months ended April 30, 2012, the Company purchased $35 of supplies from a company controlled by Morris Sutton.

The Company also has an agreement with a member of its board of directors to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10. Under this arrangement, fees earned in the three and six months ended April 30, 2012 totaled $30 and $60, respectively, and fees earned in the three and six months ended April 30, 2011 totaled $30 and $60, respectively.

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

Overview

We are a provider of video game products primarily for the family oriented, mass-market consumer. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and the personal computer, or PC. We also publish games for numerous digital platforms such as Xbox Live Arcade and PlayStation Network, or PSN, and mobile platforms such as iPhone, iPad and iPod Touch, as well as online platforms such as Facebook.

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

Cost of Sales. Cost of sales consists of product costs and amortization and impairment of software development costs and license fees. A significant component of our cost of sales is product costs. Product costs are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. In cases where we act as a distributor for other publishers products, cost of sales may increase as we acquire products at a higher fixed wholesale price. While the product costs as a percentage of revenue is higher on these products, we do not incur upfront development and licensing fees or resulting amortization of software development costs. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees – future releases. These expenses may be incurred prior to a game’s release.

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

Product Research and Development Expenses. Product research and development expenses relate principally to our cost of supervision of third party video game developers, testing new products, development of social games and conducting quality assurance evaluations during the development cycle that are not allocated to games for which technological feasibility has been established. Costs incurred are primarily employee-related, may include equipment, and are not allocated to cost of sales.

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

Capitalized software development costs are classified as non-current if they relate to titles for which we estimate the release date to be more than one year from the balance sheet date. No such costs were classified as non-current as of April 30, 2012 and October 31, 2011.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses – loss on impairment of capitalized software development costs and license fees – cancelled games. As of April 30, 2012, the net carrying value of our licenses and software development costs was $5.5 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Results of operations

Three months ended April 30, 2012 versus three months ended April 30, 2011

Net Revenues. Net revenues for the three months ended April 30, 2012 decreased to $30.4 million from $32.1 million in the comparable quarter last year. The decrease is primarily due to lower sales of Zumba Fitness games for the Nintendo Wii when compared to the same period last year, partially offset by increased sales of Zumba Rush launched in the second quarter of 2012. Zumba fitness for the Nintendo Wii, Kinect and PS3 were first introduced in our first fiscal quarter of 2011 with lower inventory quantities resulting in strong reorders throughout the second quarter. Comparably, in 2012, Zumba 2 for the Nintendo Wii was released with larger inventory quantities in the first quarter resulting in lower reorders by retailers in the second quarter. Net revenues in the European market increased approximately $3.3 million from the period a year ago, primarily reflecting the launch of Zumba Rush. During the three months ended April 30, 2012, we recorded product sales revenues related to a distribution agreement with a third party under which we retain all rights to manufacture finished products for the European markets and a third party purchases the goods for resale. Additionally, we continued to receive licensing royalties on European distribution of our original Zumba Fitness products released during the twelve months ended October 31, 2011, under a licensing and manufacturing agreement with a third party. Under this agreement, the third party had rights to manufacture and sell the product in certain territories, and we received a royalty based on their sales. Comparably, net revenues for the three months ended April 30, 2011 include royalty revenues related to the original Zumba Fitness games in Europe. Revenue from Zumba Fitness products accounted for approximately 86% and 75% of total revenue in the three months ended April 30, 2012 and 2011, respectively, on a consolidated basis.

The following table sets forth our net revenues by platform:

	Three months Ended April 30,				Six months Ended April 30,

	2012	%	2011	%	2012	%	2011	%
	(thousands)		(thousands)		(thousands)		(thousands)
Nintendo Wii	$12,161	40%	$20,091	63%	$59,608	62%	$45,990	57%
Microsoft Xbox 360	14,741	49%	7,014	22%	24,338	25%	17,958	22%
Nintendo DS	2,224	7%	3,343	10%	9,194	9%	12,361	15%
Nintendo 3DS	393	1%	-	-%	1,457	2%	-	-%
Sony Playstation 3	258	1%	1,279	4%	690	1%	3,610	5%
Accessories and other	623	2%	415	1%	1,293	1%	689	1%

TOTAL	$30,400	100%	$32,142	100%	$96,580	100%	$80,608	100%

Gross Profit. Gross profit for the three months ended April 30, 2012 was $12.2 million compared to a gross profit of $13.7 million in the same quarter last year. The decrease in gross profit was primarily attributable to decreased net revenues for the three months ended April 30, 2012, as discussed above. Gross profit as a percentage of net sales was 40% for the three months ended April 30, 2012, compared to 42% for the three months ended April 30, 2011. The decrease in gross profit as a percentage of sales was primarily due to higher license costs and promotional allowances to retailers on our Zumba Fitness products and the impact of lower gross margins on our other new releases.

Product Research and Development Expenses. Research and development expenses decreased to $1.7 million for the three months ended April 30, 2012, from $2.0 million for the comparable period in 2011. The decrease was primarily due to higher third-party development costs related to our online games business in the 2011 period, prior to our June 2011 acquisition of assets from Quick Hit, Inc., a developer and operator of online games, and the addition of their former development team to enhance our internal abilities in the development and operation of our social games.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $4.7 million for the three months ended April 30, 2012, compared to $2.6 million for the three months ended April 30, 2011. The increase was primarily due to increased media advertising, primarily related to the current-quarter launch of Zumba Rush during the quarter ended April 30, 2012. Included in the three months ended April 30, 2012 are reimbursements due from vendors under cooperative advertising arrangements.

General and Administrative Expenses. For the three-month period ended April 30, 2012, general and administrative expenses increased to approximately $2.7 million, from $2.3 million in the three-month period ended April 30, 2011, generally related to increased travel, legal and other administrative expenses.

Loss on Impairment of Software Development Costs and License Fees – Cancelled Games. For the three-month period ended April 30, 2012, loss on impairment of software development costs and license fees – cancelled games, amounted to $0.2 million compared to $1.2 million in the prior-year period, which reflected a greater number of games cancelled, including several games for the Sony Move platform. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game.

Operating Income. Operating income for the three months ended April 30, 2012 was approximately $2.8 million, compared to $5.3 million in the comparable period in 2011 as a result of decreased revenues and gross profits discussed above and increased marketing expenses.

Change in Fair Value of Warrant Liability. We have outstanding warrants that contain a provision that may require settlement by transferring assets and are, therefore, recorded at fair value as liabilities. We recorded a gain of $0.2 million for the three months ended April 30, 2012, which reflected a decrease in the fair value of the warrants primarily based upon the decreased market price of a share of our common stock during the period, compared to a loss of $2.9 million for the three months ended April 30, 2011, during which the market price of our common stock increased.

Income Taxes. In the three months ended April 30, 2012 and 2011, our income tax expense was $0.0 million and $0.1 million, respectively, which represents our current alternative minimum tax provision and certain state income taxes and reflects the use of available net operating loss carryforwards to offset taxable income.

Six months ended April 30, 2012 versus six months ended April 30, 2011

Net Revenues. Net revenues for the six months ended April 30, 2012 increased to $96.6 million from $80.6 million in the comparable quarter last year. The increase was primarily due to the release in the current-year period of Zumba Fitness 2 for the Nintendo Wii and Zumba Rush for the Microsoft Xbox, particularly in the European market where net revenues increased to $23.2 million from $3.4 million in the same period a year ago. During the six months ended April 30, 2012, we recorded product sales revenues from the release of Zumba products in Europe under a distribution agreement with a third party. Under this agreement, we retain all rights to manufacture finished products for the European markets and a third party purchases the goods for resale. Additionally, we continued to receive licensing royalties on European distribution of our original Zumba Fitness products released during the twelve months ended October 31, 2011, under a licensing and manufacturing agreement with a third party. Under this agreement, the third party had rights to manufacture and sell the product in certain territories, and we received a royalty based on their sales. Revenue from Zumba Fitness products accounted for approximately 80% and 67% of total revenue in the six months ended April 30, 2012 and 2011, respectively, on a consolidated basis. Revenues in the six months ended April 30, 2012 also reflected a greater number of new releases in the period compared to the prior year, including Cooking Mama 4: Kitchen Magic, Alvin and the Chipmunks: Chipwrecked, Hulk Hogan’s Main Event, and Twister Mania. The six months ended April 30, 2011 reflect the release of Zumba Fitness and Babysitting Mama.

Gross Profit. Gross profit for the six months ended April 30, 2012 was $35.2 million compared to a gross profit of $33.3 million in the same period last year. The increase in gross profit was primarily attributable to increased net revenues for the six months ended April 30, 2012, as discussed above. Gross profit as a percentage of net sales was 36% for the six months ended April 30, 2012, compared to 41% for the six months ended April 30, 2011. The decrease in gross profit as a percentage of sales was primarily due to higher license costs and promotional allowances to retailers on our Zumba Fitness products and the impact of lower gross margins on our other new releases.

Product Research and Development Expenses. Research and development expenses increased to $4.0 million for the six months ended April 30, 2012, from $3.2 million for the comparable period in 2011. The increase was primarily due to internal development costs related to our online games business and increased production headcount. The effects of these increases were partially offset by greater third-party development costs of our initial online games prior to our June 2011 acquisition of assets from Quick Hit, Inc., and the addition of their former development team. In addition, during the second half of 2011, we opened a second production facility in San Francisco and increased the number of producers we have managing game development.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $13.7 million for the six months ended April 30, 2012, compared to $9.6 million for the six months ended April 30, 2011. The increase was primarily due to increased media advertising, primarily related to Zumba Fitness 2, Zumba Rush and Twister Mania, and sales commissions and other variable costs associated with increased sales volumes and new releases. The six months ended April 30, 2012 includes the effects of reimbursements due from vendors under cooperative advertising arrangements.

General and Administrative Expenses. For the six-month period ended April 30, 2012, general and administrative expenses were $5.7 million, comparable to $5.6 million for the six-month period ended April 30, 2011, as lower incentive compensation costs were offset by increases in other expenses.

Loss on Impairment of Software Development Costs and License Fees – Cancelled Games. For the six-month period ended April 30, 2012, loss on impairment of software development costs and license fees – cancelled games, amounted to $1.2 million compared to $1.4 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. We may cancel games at any stage of development and impairment losses may fluctuate significantly from period to period.

Operating Income. Operating income for the six months ended April 30, 2012 was approximately $10.3 million, compared to $13.4 million in the comparable period in 2011, reflecting generally lower gross profit percentages and increased and marketing expenses for new releases, including our Zumba products.

Change in Fair Value of Warrant Liability. We recorded a gain of $1.0 million for the six months ended April 30, 2012, which reflected a decrease in the fair value of the warrants primarily based upon the decreased market price of a share of our common stock during the period, compared to a loss of $3.3 million recognized in the six months ended April 30, 2011, which resulted from an increasing share price during the period.

Income Taxes. In the six months ended April 30, 2012 and 2011, our income tax expense was $0.2 million and $0.2 million, respectively, which represents our current alternative minimum tax provision and certain state income taxes and reflects the use of available net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

As of April 30, 2012, our cash and cash equivalents balance was $31.7 million and funds available to us under our factoring and purchase order financing agreements were $6.1 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.

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

Factoring and Purchase Order Financing.

To satisfy our liquidity needs, we factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at April 30, 2012. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had no outstanding advances for purchase order financing at April 30, 2012.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At April 30, 2012, we had no excess advances outstanding.

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

Commitments and Contingencies.

On July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint as amended on April 5, 2012 alleges infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness, Zumba Fitness Rush, Hulk Hogan’s Main Event and Jillian Michaels Fitness Adventure games for Xbox 360, of Impulse’s patents for certain motion tracking technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends, in conjunction with Microsoft and the other defendants, to defend itself against the claim and has certain third-party indemnity rights from a developer for costs incurred under a joint representation agreement. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

Commitments under development agreements amounted to $5.2 million at April 30, 2012. In addition, certain agreements provide for minimum commitments for marketing support.

Off-Balance Sheet Arrangements

As of April 30, 2012, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $31.7 million as of April 30, 2012 compared to $13.7 million at October 31, 2011 and $18.5 million at April 30, 2011. Working capital as of April 30, 2012 was $33.2 million compared to $23.8 million at October 31, 2011. Changes in cash and working capital balances reflect operating results as well as significant seasonal factors.

Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the six months ended April 30, 2012, we generated approximately $19.5 million in cash flow from operating activities, compared to $14.7 million in the same period last year. The increase in cash provided by operating activities was primarily due to increased operating income in the period before amortization of license fees and recoupment of advances outstanding at the beginning of the period. Noncash amortization of capitalized software development costs amounted to $10.7 million in the six months ended April 30, 2102 compared to $3.2 million in the prior-year period. In addition, certain inventory, promotional and advertising costs affecting fiscal 2012 were prepaid as of October 31, 2011, reducing cash outflows in the current period.

Investing Cash Flows. Cash used in investing activities for the six months ended April 30, 2012, which amounted to $0.2 million, was comparable to the six months ended April 30, 2011 and reflect primarily purchases of computer equipment.

Financing Cash Flows. Net cash used in financing activities for the six months ended April 30, 2012 and 2011 reflected cash used to reduce outstanding borrowings under our purchase order financing agreement for seasonal inventory. Outstanding borrowing at October 31, 2011 was lower than the comparable prior year and, accordingly, cash outflows for repayments declined.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market Risk

We are exposed to certain market risks in the normal course of business, primarily risks associated with fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We earn certain revenues from transactions foreign currencies and are exposed to market risk resulting from fluctuations in foreign currency exchange rates, particularly Euros, which may result in gains or losses in our results of operations. Accordingly, our future results could be adversely affected by declines in exchange rates for the Euro. In the six months ended April 30, 2012, we launched Zumba Fitness 2 and Zumba Rush in Europe and recognized sales revenue to our distributor. Accordingly, our revenue and gross profits from transactions denominated in Euros increased significantly in the period. However, the portion of our total revenue represented by these transactions may fluctuate significantly on a quarterly basis.

We may hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated revenues by entering into foreign exchange forward contracts that reduce, but do not eliminate our risk. During the six months ended April 30, 2012 and 2011, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities. We do not maintain significant working capital balances denominated in foreign currencies or enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

To satisfy our liquidity needs, we factor our receivables and periodically utilize financing to provide funding for the manufacture of our products. We had no outstanding advances for purchase order financing at April 30, 2012.

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

At April 30, 2012, we had cash and cash equivalents of $31.7 million in the form of bank deposits and money market funds. Our cash balances fluctuate significantly during the year. However, interest income on cash balances is not expected to be significant to our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer
Date: June 11, 2012