Form 10-Q
period 2012-07-31
MAJESCO ENTERTAINMENT CO
filed 2012-09-10
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

As of September 4, 2012, there were 41,849,154 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 31, 2012	October 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,292	$13,689
Due from factor, net	-	937
Accounts and other receivables, net	3,347	3,143
Inventory, net	6,052	11,605
Advance payments for inventory	1,465	5,975
Capitalized software development costs and license fees, net	7,667	12,564
Prepaid expenses and other current assets	599	3,071
Total current assets	46,422	50,984
Property and equipment, net	1,029	1,184
Other assets	159	209
Total assets	$47,610	$52,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,591	$20,313
Inventory financing payable	-	1,238
Advances from customers and deferred revenue	227	5,642
Due to factor	650	-
Warrant liability	363	-
Total current liabilities	15,831	27,193
Warrant liability	-	1,949
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 41,364,549 and 41,307,349 shares issued and outstanding at July 31, 2012 and October 31, 2011, respectively	41	41
Additional paid-in capital	120,496	119,222
Accumulated deficit	(88,159)	(95,501)
Accumulated other comprehensive loss	(599)	(527)
Net stockholders’ equity	31,779	23,235
Total liabilities and stockholders’ equity	$47,610	$52,377

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three Months Ended July 31		Nine months Ended July 31
	2012	2011	2012	2011
Net revenues	$9,145	$19,545	$105,725	$100,154
Cost of sales
Product costs	2,632	8,577	35,563	42,681
Software development costs and license fees	2,997	3,015	31,461	16,237
	5,629	11,592	67,024	58,918
Gross profit	3,516	7,953	38,701	41,236
Operating costs and expenses
Product research and development	1,912	1,947	5,890	5,150
Selling and marketing	2,684	2,313	16,356	11,952
General and administrative	2,392	2,484	8,088	8,089
Loss on impairment of software development costs and license fees – cancelled games	-	150	1,219	1,512
Depreciation and amortization	141	121	448	223
	7,129	7,015	32,001	26,926
Operating income (loss)	(3,613)	938	6,700	14,310
Other expenses (income)
Interest and financing costs, net	102	123	765	1,077
Change in fair value of warrant liability	(594)	(1,258)	(1,586)	2,085
Income (loss) before income taxes	(3,121)	2,073	7,521	11,148
Income taxes	(34)	184	179	421
Net income (loss)	$(3,087)	$1,889	$7,342	$10,727
Net income (loss) per share:
Basic	$(0.08)	$0.05	$0.18	$0.28
Diluted	$(0.08)	$0.05	$0.18	$0.27
Weighted average shares outstanding:
Basic	39,893,133	38,803,090	39,883,365	38,165,521
Diluted	39,893,133	41,318,806	41,016,631	39,827,022

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months Ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,342	$10,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	448	223
Change in fair value of warrant liability	(1,586)	2,085
Non-cash compensation expense	1,301	1,064
Provision for price protection	3,211	2,380
Amortization of capitalized software development costs and license fees	11,103	3,467
Loss on impairment of software development costs and license fees	1,219	1,512
Provision for excess inventory	27	1,612
Changes in operating assets and liabilities, net of acquisition:
Due from/to factor	(2,500)	(2,786)
Accounts and other receivables, net	631	(1,987)
Inventory	5,526	2,199
Capitalized software development costs and license fees	(7,378)	(9,420)
Advance payments for inventory	4,467	4,888
Prepaid expenses and other assets	2,472	261
Accounts payable and accrued expenses	(5,769)	753
Advances from customers and deferred revenue	(5,367)	(376)
Net cash provided by operating activities	15,147	16,602
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(244)	(396)
Purchase of assets of Quick Hit, Inc., net of acquired cash	-	(800)
Net cash used in investing activities	(244)	(1,196)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of inventory financing	(1,237)	(5,557)
Proceeds from exercise of warrants	-	1,824
Restricted shares withheld for employee taxes	(27)	-
Net cash used in financing activities	(1,264)	(3,733)
Effect of exchange rates on cash and cash equivalents	(36)	(3)
Net increase in cash and cash equivalents	13,603	11,670
Cash and cash equivalents — beginning of period	13,689	8,004
Cash and cash equivalents — end of period	$27,292	$19,674
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Landlord-provided leasehold improvements	$-	$163
Warrant liability reclassified to additional paid-in capital upon exercise	$-	$1,042
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest and financing costs	$715	$1,078
Cash paid during the year for income taxes	$565	$-

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

The Company is a provider of video game products primarily for the casual-game consumer. It sells its products primarily to large retail chains, specialty retail stores, and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS and Wii, Sony’s PlayStation 3, or PS3, Microsoft’s Xbox 360 and the personal computer, or PC. It also publishes games for digital platforms such as Xbox Live Arcade and PlayStation Network, or PSN, and mobile platforms such as iPhone, iPad and iPod Touch, as well as online platforms such as Facebook and Zynga.com.

The Company’s video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, the Company focuses on publishing casual games targeting casual-game consumers. In some instances, its titles are based on licenses of well-known properties and, in other cases based on original properties. The Company enters into agreements with content providers and video game development studios for the creation of its video games.

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

Geographic regions

Net revenues by geographic region were as follows:

	Three Months Ended July 31,				Nine months Ended July 31,
	2012	%	2011	%	2012	%	2011	%
United States	$7,169	78	$14,214	73	$80,516	76	$91,425	91
Europe	1,976	22	5,331	27	25,209	24	8,729	9
Total	$9,145	100	$19,545	100	$105,725	100	$100,154	100

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

In certain instances, customers and distributors provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers. Advances are classified as advances from customers and deferred revenue in the accompanying condensed consolidated balance sheet. Included in advances from customers and deferred revenue are $195 and $642, as of July 31, 2012 and October 31, 2011, respectively, primarily related to up-front payments received under license agreements for Europe.

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

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date. No such costs are classified as non-current as of July 31, 2012 or October 31, 2011.

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

Income (Loss) Per Share. Basic income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Basic income (loss) per share excludes the impact of unvested shares of restricted stock issued as long term incentive awards to directors, officers and employees. Diluted income (loss) per share reflects the potential impact of common stock options and unvested shares of restricted stock and outstanding common stock purchase warrants that have a dilutive effect under the treasury stock method.

Reclassifications.  For comparability, certain 2011 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2012.

Commitments and Contingencies.  We are subject to claims and litigation in the ordinary course of our business. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for each of the three and nine months ended July 31, 2012, sales of the Company’s Zumba Fitness games accounted for approximately 79% of net revenues, and for the three and nine months ended July 31, 2011, sales of the Company’s Zumba Fitness games accounted for approximately 80% and 70% of net revenues, respectively. We license the rights to publish these games from a third party and have rights to publish other Zumba Fitness games. If the new versions are not successful, this may have a significant impact on our results of operations and cash flows.

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

	July 31, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$27,048	$27,048	$—	$—
Bank deposits	$244	$244	$—	$—
Total financial assets	$27,292	$27,292	$—	$—
Liabilities:
Warrant liability	$363	$—	$—	$363
Total financial liabilities	$363	$—	$—	$363

The Company has outstanding warrants that may require settlement by transferring assets under certain change of control circumstances. These warrants are classified as liabilities in the accompanying condensed consolidated balance sheets. The warrants have an exercise price of $2.04 per share and expire in March 2013. The Company measures the fair value of the warrants at each balance sheet date, using the Black-Scholes method, and a gain or loss is recorded in earnings each period as change in fair value of warrants.

Assumptions used to determine the fair value of the warrants were:

	Three Months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Estimated fair value of stock	$1.77-$2.45	$2.45-$3.75	$1.77-$3.37	$0.62-$3.75
Expected warrant term	0.6-0.9 years	1.6-1.9 years	0.6-1.4 years	1.6-2.4 years
Risk-free rate	0.1-0.2%	0.3-0.6%	0.1-0.2%	0.3-0.8%
Expected volatility	77.9-79.0%	77.9-77.9%	77.9-80.1%	73.5-77.9%
Dividend yield	0%	0%	0%	0%

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended July 31, 2012 and 2011 is presented below:

	Three Months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Beginning balance	$957	$2,551	$1,949	$144
Warrants exercised	-	(106)	-	(1,042)
Total (gain) loss included in net income (loss)	(594)	(1,258)	(1,586)	2,085
Ending balance	$363	$1,187	$363	$1,187

The carrying value of accounts receivable, accounts payable and accrued expenses, due from/to factor, and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE (TO) FROM FACTOR

Due (to) from factor consists of the following:

	July 31, 2012	October 31, 2011
Outstanding accounts receivable sold to factor	$4,742	$12,667
Less: allowances	(5,383)	(6,952)
Less: advances from factor	(9)	(4,778)
	$(650)	$937

Outstanding accounts receivable sold to the factor as of July 31, 2012 and October 31, 2011 for which the Company retained credit risk amounted to $486 and $2,046, respectively. As of July 31, 2012 and October 31, 2011, allowances for uncollectible accounts amounted to $178 and $0, respectively. Allowances include provisions for customer payments and incentives deductible in future periods.

A summary of the changes in price protection and other customer sales incentive allowances included as a reduction of the amounts due from factor is presented below:

	Nine months Ended July 31,
	2012	2011
Allowances — beginning of period	$(6,952)	$(3,298)
Provision for price protection	(3,211)	(2,392)
Amounts charged against allowance and other changes	4,780	1,235
Allowances — end of period	$(5,383)	$(4,455)

5. ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:

	July 31, 2012	October 31, 2011
Royalties receivable	$997	$2,513
Trade accounts receivable	350	630
Cooperative advertising expense reimbursements	2,000	-
	$3,347	$3,143

Sales and marketing expenses in the three and nine months ended July 31, 2012 include accrued reimbursements from vendors of $238 and $4,000, respectively, under cooperative advertising agreements.

6. INVENTORIES

Inventories consist of the following:

	July 31, 2012	October 31, 2011
Finished goods	$3,058	$5,071
Packaging and components	2,994	6,534
	$6,052	$11,605

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the following:

	July 31, 2012	October 31, 2011
Prepaid advertising	$422	$2,795
Other	177	276
	$599	$3,071

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	July 31, 2012	October 31, 2011
Computers and software	$3,365	$3,201
Furniture and equipment	1,260	1,131
Leasehold improvements	317	317
	4,942	4,649
Accumulated depreciation	(3,913)	(3,465)
	$1,029	$1,184

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	July 31, 2012	October 31, 2011
Accounts payable-trade	$5,111	$5,994
Royalty and software development	7,634	10,071
Salaries and other compensation	1,365	3,407
Income taxes payable	51	423
Other accruals	430	418
	$14,591	$20,313

10. STOCKHOLDERS’ EQUITY

Common stock warrants and units

The following table sets forth the number shares of common stock purchasable under outstanding stock purchase warrants at July 31, 2012 and October 31, 2011:

Issued in connection with	Issue date	Expiration date	Exercise Price	July 31, 2012	October 31, 2011
Equity financing	September 5, 2007	March 5, 2013	$2.04	1,110,001	1,110,001
Consulting services	June 14, 2006	May 31, 2013	$1.55	16,500	16,500
Consulting services	March 29, 2010	March 28, 2015	$1.06	50,000	70,000
				1,176,501	1,196,501

In the nine months ended July 31, 2012, 20,000 warrants were exercised on a cashless basis for 12,320 shares. In the nine months ended July 31, 2011, 587,734 warrants were exercised for $1,199, 74,500 warrants were exercised on a cashless basis for 46,743 shares and 367,733 previously-outstanding units issued in the Company’s 2007 sale of stock and units were exercised for $611. There were no other changes to the status of the Company’s outstanding warrants and units in the nine months ended July 31, 2012 or 2011.

11. STOCK BASED COMPENSATION ARRANGEMENTS

The Company issued 39,419 and 71,933 shares of restricted stock during the three and nine months ended July 31, 2012, respectively, and cancelled 16,720 and 27,053 shares of restricted stock during the three and nine months ended July 31, 2012, respectively. The Company issued 284,766 and 614,250 shares of restricted stock during the three and nine months ended July 31, 2011, respectively, and cancelled no shares in either period. The Company values shares of restricted stock at fair value as of the grant date.

The Company did not issue or cancel any options to purchase shares of common stock during the three and nine months ended July 31, 2012. The Company issued options to purchase 100,000 shares of common stock during the three and nine months ended July 31, 2011, and cancelled no options in the periods. The options issued have an exercise price of $1.64 per share and expire in 2018. The options had a total grant-date fair value of $95, based on the Black-Scholes model and estimated share-price volatility of 75.2%, estimated life of 4.3 years and a risk-free rate of 1.8%. The Company values options at fair value as of the grant date.

Stock-based compensation amounted to $438 and $1,301 in the three and nine months ended July 31, 2012, respectively, and $436 and $1,064 in the three and nine months ended July 31, 2011, respectively.

12. INCOME TAXES

The federal and state income tax provisions recorded by the Company for the three and nine months ended July 31, 2012 and 2011 reflect the use of available net operating loss (“NOL”) carryforwards to offset taxable income. NOL carryforwards available for income tax purposes at July 31, 2012 amounted to approximately $65,100 for federal income taxes and approximately $18,000 for certain state income taxes. Due to the Company’s history of losses, a valuation allowance sufficient to fully offset NOLs and other deferred tax assets has been established under current accounting pronouncements and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal. The tax provision reflected in the accompanying condensed consolidated statements of operations represents alternative minimum taxes and certain state taxes.

13. INCOME (LOSS) PER SHARE

The table below provides a reconciliation of basic and diluted average shares outstanding used in computing income (loss) per share, after applying the treasury stock method.

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Basic weighted average shares outstanding	39,893,133	38,803,090	39,883,365	38,165,521
Common stock options	-	557,178	296,473	368,012
Non-vested portion of restricted stock grants	-	1,432,762	622,766	958,477
Warrants	-	525,776	214,027	335,012
Diluted weighted average shares outstanding	39,893,133	41,318,806	41,016,631	39,827,022

Options, warrants and restricted shares to acquire 4,172,951 and 1,845,473 shares of common stock were not included in the calculation of diluted earnings (loss) per common share for the three and nine months ended July 31, 2012, respectively, as the effect of their inclusion would be anti-dilutive. Options, warrants and restricted shares to acquire 386,970 and 545,732 shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended July 31, 2011, respectively, as the effect of their inclusion would be anti-dilutive.

14. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three- and nine-month periods ended July 31, 2012 and 2011 are summarized as follows:

	Three Months Ended July 31,		Nine months Ended July 31,
	2012	2011	2012	2011
Net income (loss)	$(3,087)	$1,889	$7,342	$10,727
Other comprehensive income (loss) — foreign currency translation adjustments	(14)	(3)	(72)	(5)
Total comprehensive income (loss)	$(3,101)	$1,886	$7,270	$10,722

Losses on foreign currency transactions included in net income (loss), including fees and discounts incurred on conversions, amounted to $15 and $203 in the three and nine months ended July 31, 2012, respectively. Losses on foreign currency transactions in the three and nine months ended July 31, 2011 were not significant.

15. COMMITMENTS AND CONTINGENCIES

Infringement claims

On July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. (“Impulse”) against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint, as amended on April 5, 2012, alleges infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness, Zumba Fitness Rush, Hulk Hogan’s Main Event and Jillian Michaels Fitness Adventure games for Xbox 360, of Impulse’s patents for certain motion tracking technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends, in conjunction with Microsoft and the other defendants, to defend itself against the claim and has certain third-party indemnity rights from certain developers for costs incurred under a joint representation agreement. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

On November 18, 2011, a complaint for patent infringement was filed in the United States District Court for the Northern District of Ohio by Impulse against the Company, Nintendo of America, Inc. and certain other game publisher defendants that have released games for Nintendo’s Wii console. The complaint alleges that Wii and correspondingly, our Zumba Fitness 2 and Jillian Michaels Fitness Workout 2009 games, infringe Impulse’s patents for certain interactive technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends to defend itself against the claim and has third-party indemnity rights from a developer that may cover a portion of costs to the Company. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

Commitments

The Company routinely issues purchase orders and enters into short-term commitments in the ordinary course of business. As of July 31, 2012, commitments under development agreements amounted to $5,124.

16.  PURCHASE OF ASSETS

On June 3, 2011, the Company acquired certain assets and assumed certain liabilities of Quick Hit, Inc. (“Quick Hit”), a developer and operator of online games. The aggregate purchase price paid was approximately $837 in cash. The Company also entered into an exclusive license agreement with a senior lender to Quick Hit for the source code to an online interactive football game, with options to extend the license and purchase the game at the end of the license period, including $125 paid in the fiscal year ended October 31, 2011, $125 paid in the nine months ended July 31, 2012 and $60 due in September 2012, if exercised by the Company.

The Quick Hit acquisition was accounted for as a purchase business combination pursuant to ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values and the excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed was recorded as goodwill. In accordance with ASC 805, the following unaudited supplemental pro forma consolidated financial information is provided using historical data of Quick Hit and of the Company, adjusted for the application of the acquisition method of accounting as if the acquisition had occurred on November 1, 2010 for the nine months ended July 31, 2011. The unaudited supplemental unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Quick Hit acquisition been completed as of the dates presented, and should not be taken as a representation of the Company’s future consolidated results of operations or financial position. The unaudited pro forma information also does not reflect any operating efficiencies and associated cost savings that the Company may achieve with respect to the combined companies.

Nine months Ended July 31,
2011
(unaudited)
Net revenues	$100,883
Net income	$7,731
Basic net income per share	$0.20
Diluted net income per share	$0.19

17.  RELATED PARTIES

The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and father of the Company’s Chief Executive Officer, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13. Under this arrangement, fees earned in the three and nine months ended July 31, 2012 totaled $38 and $113, respectively, and fees earned in the three and nine months ended July 31, 2011 totaled $38 and $113, respectively.

MSI Entertainment, a company controlled by Morris Sutton, acted as an agent for the Company in sales to a distributor. The titles, for which the Company had no other planned distribution, were paid for in advance by the distributor. In the nine months ended July 31, 2011, the Company paid MSI a fee of $78 in connection with the sales.

Beginning in 2011, the Company has purchased a portion of its Zumba belt accessories from a second supplier, on terms equivalent to those of its primary supplier. Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from the supplier of approximately $0 and $446 in the three and nine months ended July 31, 2012, respectively, based on the value of the Company’s purchases. No such compensation applied in the three and nine months ended July 31, 2011. In addition, in the three and nine months ended July 31, 2012, the Company purchased $0 and $35 of supplies from a company controlled by Morris Sutton.

The Company also has an agreement with a member of its board of directors to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10. Under this arrangement, fees earned in the three and nine months ended July 31, 2012 totaled $30 and $90, respectively, and fees earned in the three and nine months ended July 31, 2011 totaled $30 and $90, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the fiscal year ended October 31, 2011 and other filings with the Securities and Exchange Commission (“SEC”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assume responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results. References herein to “we,” “us,” “our,” and the “Company” are to Majesco Entertainment Company.

Overview

We are a provider of video game products primarily for the family oriented, casual-game consumer. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and the personal computer, or PC. We also publish games for numerous digital platforms such as Xbox Live Arcade and PlayStation Network, or PSN, and mobile platforms such as iPhone, iPad and iPod Touch, as well as online platforms such as Facebook and Zynga.com.

Our video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, we focus on publishing more casual games targeting casual-game consumers. In some instances, our titles are based on licenses of well known properties and, in other cases based on original properties. We enter into agreements with content providers and video game development studios for the creation of our video games.

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

Income Taxes.  Income taxes consists of our provision/(benefit) for income taxes and proceeds from the sale of rights to certain net operating loss carryforwards in the state of New Jersey. Utilization of our net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of NOL carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal. In fiscal 2012 and 2011, we reversed our valuation allowance to the extent of our NOL used and recorded certain alternative minimum taxes and state taxes.

Seasonality and Variations in Interim Quarterly Results

Our quarterly net revenues, gross profit, and operating income (loss) are impacted significantly by the seasonality of the retail selling season, and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit as a percentage of sales also generally increase in quarters in which we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.

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

Revenue Recognition.  We recognize revenue upon the shipment of our product when: (i) risks and rewards of ownership are transferred, (ii) persuasive evidence of an arrangement exists, (iii) we have no continuing obligations to the customer, and (iv) the collection of related accounts receivable is probable. Certain products are sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Some of our software products provide limited online features at no additional cost to the consumer. Generally, we have considered such features to be incidental to our overall product offerings and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying our revenue recognition policy. In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

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

Capitalized software development costs are classified as non-current if they relate to titles for which we estimate the release date to be more than one year from the balance sheet date. No such costs were classified as non-current as of July 31, 2012 and October 31, 2011.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses – loss on impairment of capitalized software development costs and license fees – cancelled games. As of July 31, 2012, the net carrying value of our licenses and software development costs was $7.7 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

License fees and milestone payments made to our third party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.

We have expensed as research and development all costs associated with the development of social games. We acquired selected assets from Quick Hit, Inc. in June 2011 and have developed and launched games on Facebook. These games have not earned significant revenues to date and we are continuing to evaluate alternatives for future development and monetization. We also added the former development team of Quick Hit, Inc. to enhance our abilities in the development and operation of our social games.

Inventory.  Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales. Some of our inventory items are packaged with accessories, such as basketballs for our anticipated Baller Beats game, belts for our Zumba games and dolls for our Babysitting Mama game. The purchase of these accessories involves longer lead times and minimum purchase amounts, which require us to maintain higher levels of inventory than for other games. Therefore, these items have a higher risk of obsolescence, which we review periodically based on inventory and sales levels.

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

Commitments and Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable. We record associated legal fees as incurred.

Results of Operations

Three months ended July 31, 2012 versus three months ended July 31, 2011

Net Revenues. Net revenues for the three months ended July 31, 2012 decreased to $9.1 million from $19.5 million in the comparable quarter last year. The decrease is primarily due to lower sales of Zumba Fitness games for the Wii when compared to the same period last year. Net revenues in the European market decreased approximately $3.4 million from the period a year ago, primarily reflecting the effects of the timing of the launch of our Zumba Fitness products for the Nintendo Wii. The original Zumba Fitness product was released in the second quarter of fiscal 2011. Comparatively, Zumba 2 was released in the first quarter of fiscal 2012. Fiscal 2012 sales of Cooking Mama and other games for the Nintendo DS declined from the prior year, reflecting the later stage of the platform’s life cycle. Revenue from Zumba Fitness products accounted for approximately 79% and 80% of total revenue in the three months ended July 31, 2012 and 2011, respectively, on a consolidated basis.

The following table sets forth our net revenues by platform:

	Three months Ended July 31,				Nine months Ended July 31,
	2012	%	2011	%	2012	%	2011	%
	(thousands)		(thousands)		(thousands)		(thousands)
Nintendo Wii	$5,539	61%	$14,036	72%	$65,147	62%	$59,794	60%
Microsoft Xbox 360	2,153	24%	2,306	12%	26,491	25%	20,334	20%
Nintendo DS	948	10%	2,249	11%	10,142	10%	14,610	15%
Nintendo 3DS	-	-%	-	-%	1,452	1%	-	-%
Sony Playstation 3	119	1%	637	3%	809	1%	4,438	4%
Accessories and other	386	4%	317	2%	1,684	1%	978	1%
TOTAL	$9,145	100%	$19,545	100%	$105,725	100%	$100,154	100%

Gross Profit. Gross profit for the three months ended July 31, 2012 was $3.5 million compared to a gross profit of $8.0 million in the same quarter last year. The decrease in gross profit was primarily attributable to decreased net revenues for the three months ended July 31, 2012, as discussed above. Gross profit as a percentage of net sales was 38% for the three months ended July 31, 2012, compared to 41% for the three months ended July 31, 2011. The decrease in gross profit as a percentage of sales was primarily due to a lower percentage of sales in Europe.

Product Research and Development Expenses. Research and development expenses of $1.9 million for the three months ended July 31, 2012, were comparable to $1.9 million of expenses for the same period in 2011, as increased expenses for the development of social games generally offset lower internal costs of other development activities.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $2.7 million for the three months ended July 31, 2012, compared to $2.3 million for the three months ended July 31, 2011. The increase was primarily due to increased media advertising, primarily related to the launch of Zumba Rush, and prelaunch activities related to our anticipated Baller Beats game. Included in the three months ended July 31, 2012 are $0.3 million of reimbursements due from vendors under cooperative advertising arrangements.

General and Administrative Expenses. For the three-month period ended July 31, 2012, general and administrative expenses of $2.4 million were comparable to $2.5 million in the three-month period ended July 31, 2011.

Loss on Impairment of Software Development Costs and License Fees – Cancelled Games. For the three-month period ended July 31, 2012, loss on impairment of software development costs and license fees – cancelled games, amounted to $0 compared to $0.2 million in the prior-year period, which reflected the cancelation of certain development projects, including several games for the Sony Move platform. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game.

Operating (Loss) Income. Operating loss for the three months ended July 31, 2012 was approximately $3.6 million, compared to operating income of $0.9 million in the comparable period in 2011, primarily as a result of decreased revenues and gross profits discussed above.

Change in Fair Value of Warrant Liability. We have outstanding warrants that contain a provision that may require settlement by transferring assets and are, therefore, recorded at fair value as liabilities. We recorded a gain of $0.6 million for the three months ended July 31, 2012, reflecting a decrease in the fair value of the warrants primarily based upon the decreased market price of a share of our common stock during the period, compared to a gain of $1.3 million for the three months ended July 31, 2011, when the decline in the market price of our common stock was greater.

Income Taxes. In the three months ended July 31, 2012 and 2011, our income tax expense was $0 and $0.2 million, respectively, which represents our current alternative minimum tax provision and certain state income taxes and reflects the use of available net operating loss carryforwards to offset taxable income. For the three months ended July 31, 2012, we recorded a tax benefit because net losses for this period will be used to offset taxable income of previous quarters.

Nine months ended July 31, 2012 versus nine months ended July 31, 2011

Net Revenues. Net revenues for the nine months ended July 31, 2012 increased to $105.7 million from $100.2 million in the comparable period last year. The increase was primarily due to the release in the current-year period of Zumba Fitness 2 for the Nintendo Wii and Zumba Rush for the Microsoft Xbox, particularly in the European market where net revenues increased to $25.2 million from $8.7 million in the same period a year ago. During the nine months ended July 31, 2012, we recorded product sales revenues from the release of Zumba products in Europe under a distribution agreement with a third party. Under this agreement, we retain all rights to manufacture finished products for the European markets and a third party purchases the goods for resale. Additionally, we continued to receive licensing royalties on European distribution of our original Zumba Fitness products released during the twelve months ended October 31, 2011, under a licensing and manufacturing agreement with a third party. Under this agreement, the third party had rights to manufacture and sell the product in certain territories, and we received a royalty based on their sales. Revenue from Zumba Fitness products accounted for approximately 79% and 70% of total revenue in the nine months ended July 31, 2012 and 2011, respectively, on a consolidated basis. Revenues in the nine months ended July 31, 2012 also reflected a greater number of new releases in the period compared to the prior year, including Cooking Mama 4: Kitchen Magic, Alvin and the Chipmunks: Chipwrecked, Hulk Hogan’s Main Event, and Twister Mania. The nine months ended July 31, 2011 reflect the release of Zumba Fitness and Babysitting Mama.

Gross Profit. Gross profit for the nine months ended July 31, 2012 was $38.7 million compared to a gross profit of $41.2 million in the same period last year. The decrease in gross profit was primarily attributable to a decrease in our gross profit as a percentage of sales, which offset increased net revenues for the nine months ended July 31, 2012. Gross profit as a percentage of net sales was 37% for the nine months ended July 31, 2012, compared to 41% for the nine months ended July 31, 2011. The decrease in gross profit as a percentage of sales was primarily due to the impact of lower gross margins on our other new releases and to higher license costs and promotional allowances to retailers on our Zumba Fitness products.

Product Research and Development Expenses. Research and development expenses increased to $5.9 million for the nine months ended July 31, 2012, from $5.2 million for the comparable period in 2011. The increase was primarily due to internal development costs related to our online games business and increased production headcount. The effects of these increases were partially offset by greater third-party development costs of our initial online games prior to our June 2011 acquisition of assets from Quick Hit, Inc., and the addition of their former development team.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $16.4 million for the nine months ended July 31, 2012, compared to $12.0 million for the nine months ended July 31, 2011. The increase was primarily due to increased media advertising, primarily related to Zumba Fitness and other titles, and to sales commissions and other variable costs associated with increased sales volumes and new releases. The nine months ended July 31, 2012 included the effects of $4.0 million of reimbursements from vendors under cooperative advertising arrangements.

General and Administrative Expenses. For the nine-month period ended July 31, 2012, general and administrative expenses were $8.1 million, compared to $8.1 million for the nine-month period ended July 31, 2011, as lower incentive compensation costs were offset by increases in other expenses.

Loss on Impairment of Software Development Costs and License Fees – Cancelled Games. For the nine-month period ended July 31, 2012, loss on impairment of software development costs and license fees – cancelled games, amounted to $1.2 million compared to $1.5 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. We may cancel games at any stage of development and impairment losses may fluctuate significantly from period to period.

Operating Income. Operating income for the nine months ended July 31, 2012 was approximately $6.7 million, compared to $14.3 million in the comparable period in 2011, reflecting generally lower gross profit percentages and increased marketing expenses for new releases, including our Zumba products.

Change in Fair Value of Warrant Liability. We recorded a gain of $1.6 million for the nine months ended July 31, 2012, which reflected a decrease in the fair value of the warrants primarily based upon the decreased market price of a share of our common stock during the period, compared to a loss of $2.1 million recognized in the nine months ended July 31, 2011, which resulted from an increasing share price during the period.

Income Taxes. In the nine months ended July 31, 2012 and 2011, our income tax expense was $0.2 million and $0.4 million, respectively, which represented our current alternative minimum tax provision and certain state income taxes and reflected the use of available NOL carryforwards to offset taxable income.

Liquidity and Capital Resources

As of July 31, 2012, our cash and cash equivalents balance was $27.3 million and funds available to us under our factoring and purchase order financing agreements were $2.9 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.

Our current plan is to fund our operations through product sales. However, our operating results may vary significantly from period to period and we have previously incurred operating losses. We may be required to modify our plan, or seek outside sources of financing, and/or equity sales, if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Additionally, we are dependent on our purchase order financing and account receivable factoring agreements to finance our working capital needs, including the purchase of inventory. If the current level of financing was reduced or we fail to meet our operational objectives, it could create a material adverse change in the business.

Factoring and Purchase Order Financing.

To satisfy our liquidity needs, we factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at July 31, 2012. Our balance due to factor at July 31, 2012 is net of customer payments and incentives expected to be settled in future periods. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had no outstanding advances for purchase order financing at July 31, 2012.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At July 31, 2012, we had no excess advances outstanding.

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

Commitments and Contingencies.

On July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd., (“Impulse”) against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint, as amended on April 5, 2012, alleges infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness, Zumba Fitness Rush, Hulk Hogan’s Main Event and Jillian Michaels Fitness Adventure games for Xbox 360, of Impulse’s patents for certain motion tracking technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends, in conjunction with Microsoft and the other defendants, to defend itself against the claim and has certain third-party indemnity rights from certain developers for costs incurred under a joint representation agreement. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

On November 18, 2011, a complaint for patent infringement was filed in the United States District Court for the Northern District of Ohio by Impulse against the Company, Nintendo of America, Inc. and certain other game publisher defendants that have released games for Nintendo’s Wii console. The complaint alleges that Wii and correspondingly, our Zumba Fitness 2 and Jillian Michaels Fitness Workout 2009 games, infringe Impulse’s patents for certain interactive technology. Impulse is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends to defend itself against the claim and has third-party indemnity rights from a developer that may cover a portion of costs to the Company. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

Commitments under development agreements amounted to $5.1 million at July 31, 2012. In addition, certain agreements provide for minimum commitments for marketing support.

Off-Balance Sheet Arrangements

As of July 31, 2012, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $27.3 million as of July 31, 2012 compared to $13.7 million at October 31, 2011 and $19.7 million at July 31, 2011. Working capital as of July 31, 2012 was $30.6 million compared to $23.8 million at October 31, 2011. Changes in cash and working capital balances reflect operating results as well as significant seasonal factors.

Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the nine months ended July 31, 2012, we generated approximately $15.1 million in cash flow from operating activities, compared to $16.6 million in the same period last year. The decrease in cash provided by operating activities was primarily due to the timing of payments of license fees and recoupment of advances outstanding at the beginning of the period and other working capital changes. Operating income in the current period before amortization of license fees was comparable to the nine months ended July 31, 2011. Noncash amortization of capitalized software development costs amounted to $11.1 million in the nine months ended July 31, 2012 compared to $3.5 million in the prior-year period.

Investing Cash Flows. Cash used in investing activities for the nine months ended July 31, 2012 amounted to $0.2 million, compared to $1.2 million in the nine months ended July 31, 2011, which included $0.8 million for the purchase of assets from Quick Hit, Inc.

Financing Cash Flows. Net cash used in financing activities for the nine months ended July 31, 2012 and 2011 reflected cash used to reduce outstanding borrowings under our purchase order financing agreement for seasonal inventory. Outstanding borrowing at October 31, 2011 was lower than the comparable prior year and, accordingly, cash outflows for repayments declined.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market Risk

We are exposed to certain market risks in the normal course of business, primarily risks associated with fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We earn certain revenues from transactions denominated in foreign currencies and are exposed to market risk resulting from fluctuations in foreign currency exchange rates, particularly Euros, which may result in gains or losses in our results of operations. Accordingly, our future results could be adversely affected by declines in exchange rates for the Euro. In the nine months ended July 31, 2012, we launched Zumba Fitness 2 and Zumba Rush in Europe and recognized sales revenue to our distributor. Accordingly, our revenue and gross profits from transactions denominated in Euros increased significantly in the period. However, the portion of our total revenue represented by these transactions may fluctuate significantly on a quarterly basis.

We may hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated revenues by entering into foreign exchange forward contracts that reduce, but do not eliminate our risk. During the nine months ended July 31, 2012 and 2011, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities. We do not maintain significant working capital balances denominated in foreign currencies or enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

To satisfy our liquidity needs, we factor our receivables and periodically utilize financing to provide funding for the manufacture of our products. We had no outstanding advances for purchase order financing at July 31, 2012.

Under the terms of our factoring agreement, we sell our accounts receivable to the factor. The amount remitted to us by the factor equals the invoiced amount, adjusted for allowances and discounts we have provided to the customer, less factor charges of 0.45% to 0.5% of the invoiced amount and the interest rate on advances is generally prime plus 1.5%, annually, subject to a 5.5% floor.

When we utilize letters of credit from our finance company, the finance company charges 1.5% of the purchase order amount for each transaction for 30 days, plus administrative fees. Additional charges are incurred if letters of credit remain outstanding in excess of the original time period and/or the financing company is not paid at the time the products are received.

At July 31, 2012, we had cash and cash equivalents of $27.3 million in the form of bank deposits and money market funds. Our cash balances fluctuate significantly during the year. However, interest income on cash balances is not expected to be significant to our results of operations.

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
Date: September 10, 2012

