Form 10-K
period 2012-10-31
MAJESCO ENTERTAINMENT CO
filed 2013-01-14
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended October 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File No. 000-51128

MAJESCO ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Raritan Center Parkway

Edison, New Jersey 08837

(Address of principal executive office)

Registrant’s telephone number, including area code (732) 225-8910

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001	NASDAQ Capital Market
(Title of class)	(Name of exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of April 30, 2012 was $97 million.

The outstanding number of shares of common stock as of January 3, 2013 was 41,911,166.

The Registrant’s proxy or information statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

Item 1. Business.

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those listed under “Risk Factors” and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results. References herein to “we,” “us,” and “the Company” are to Majesco Entertainment Company.

Introduction

We are a provider of video game products primarily for the family oriented, casual-game consumer. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and the personal computer, or PC. We also publish games for numerous digital platforms, such as Xbox Live Arcade and PlayStation Network, mobile platforms such as the iPhone and iPad and devices using the Android operating system, and online platforms such as Facebook and Zynga.com.

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

Industry Overview

The video game software market is comprised of two primary sectors. The first sector is software for dedicated console systems such as the Xbox 360, PlayStation 3 and Wii, and handheld gaming systems, such as DS and 3DS. The majority of software for these platforms has historically been purchased in packaged form through retail outlets. However, in recent years an increasing amount of software has been made available digitally through online networks such as Microsoft’s Xbox Live Arcade, or XBLA, and Sony’s PlayStation Network, or PSN. The second sector consists of software for multipurpose devices such as personal computers and mobile devices such as smartphones and tablets. Significant growth is projected in this area, particularly in the form of downloadable and online games for use with mobile devices or over online social networks such as Facebook. These platforms often utilize different customer monetization models such as “freemium” gaming where a customer accesses certain game functionality for free, while paying for certain content in the form of in-game microtransactions such as virtual goods, or premium game features. Publishers may also earn advertising revenue by displaying third-party ads to users.

North American retail sales of video game software were approximately $7 billion in 2012 according to the NPD Group, a global provider of consumer market research information.

Strategy

Our objective is to be an innovative provider of video games for the family-oriented, casual-game consumer. Specifically, we strive to:

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

Video game development of casual games is generally less expensive and simpler than development of games for the core gamer demographic, where expectations for graphic quality and depth of play are very high. In general, from a game play and content perspective, we are focused on publishing games that are relatively easy to play and whose subject matter will appeal to a wide audience. Historically, we focused our game development efforts on products for the Nintendo DS and Wii systems, which experienced significant installed base growth, with appealing price points and unique play mechanics, and continue to resonate with the mainstream gamer. With the introduction of motion-based gaming to both the Xbox 360 and PlayStation 3, we have also focused on developing games for these platforms and plan to continue to focus on mass-market gaming for new platforms.

Leverage success of our existing franchises.

We plan to continue to extend our existing products through platform and brand extensions. Zumba Fitness launched in November 2010 for the Nintendo Wii, Kinect for Xbox 360, and PlayStation 3 Move. We continued to capitalize on the rapid growth of this fitness program with additional releases in fiscal 2012, including Zumba Fitness 2, for the Nintendo Wii, Zumba Fitness Rush on Kinect for Xbox 360, and, in October 2012, Zumba Core for the Wii and Xbox 360. Zumba Fitness games have sold over 8 million units worldwide.

We have also successfully extended the Cooking Mama brand onto multiple games, including Gardening Mama, Crafting Mama, Babysitting Mama and Camping Mama and across multiple platforms including Nintendo DS, Wii, and 3DS systems.

Build our digital business and product offering.

In 2011, we began building a business in digitally-delivered games alongside our traditional console and handheld business. This business encompasses platforms such as free-to-play social games on Facebook, mobile games on Apple’s iOS as well as Android devices, and downloadable games on XBLA, PSN and WiiWare. Through the end of 2012, we launched several freemium games for Facebook and Apple’s iOS, and paid downloadable games delivered over online networks such as XBLA and PSN to game consoles.

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

Products

We offer our customers video game products for a variety of platforms. We own the intellectual property related to certain games and also license the rights to content from developers or media entertainment companies, such as the titles Alvin and the Chipmunks: The Squeakquel, Hulk Hogan’s Main Event and Twister Mania.

When a “hit” product proves to have strong consumer acceptance, it may account for a large percentage of our overall net revenue. This has occurred in the cases of both Zumba and Cooking Mama, as these brands have grown through numerous iterations across multiple platforms. In fiscal years 2012 and 2011, revenue from sales of Zumba represented approximately 76 and 70 percent of our total net revenue, respectively. In fiscal year 2010, Cooking Mama accounted for 44 percent of net revenue.

Zumba Fitness was introduced in November 2010 and, to date, has sold over seven million copies worldwide. According to NPD, Zumba Fitness was the number one fitness title of 2011. Additional releases in fiscal 2012 included Zumba Fitness 2, for the Nintendo Wii, Zumba Fitness Rush on Kinect for Xbox 360, and Zumba Core for the Wii and Xbox 360. We have licensed certain rights to release future sequels to this product.

The original Cooking Mama game was first introduced in 2006 for the Nintendo DS and has sold more than three million units to date. The Cooking Mama franchise has sold over nine million units across ten titles in North America. The most recent Cooking Mama game, Cooking Mama 4: Kitchen Magic, was released in November 2011 for the Nintendo 3DS.

Selected titles, their compatible platforms and launch dates include:

Selected Titles	Platform	Launch Date

Cooking Mama	DS	September 2006
Cooking Mama: World Kitchen	Wii	November 2008
Gardening Mama	DS	March 2009
Jillian Michaels’ Fitness Ultimatum 2010	Wii, DS	October 2009
Cooking Mama 3: Shop and Chop	DS	October 2009
Hello Kitty Party	DS	November 2009
Alvin and the Chipmunks: The Squeakquel	Wii, DS	December 2009
Tetris Party Deluxe	Wii, DS	June 2010
Greg Hastings Paintball 2	Xbox 360, Wii	September 2010
My Baby 3 & Friends	DS	October 2010
Crafting Mama	DS	October 2010
Babysitting Mama	Wii	November 2010
Zumba Fitness	Wii, Xbox 360, PS3	November 2010
Camping Mama: Outdoor Adventures	DS	October 2011
Hulk Hogan’s Main Event	Xbox 360	October 2011
Pet Zombies	3DS	October 2011
Alvin and the Chipmunks: Chipwrecked	Wii, Xbox 360, DS	November 2011
Cooking Mama 4: Kitchen Magic	3DS	November 2011
Zumba Fitness 2	Wii	November 2011
Zumba Rush	Xbox 360	February 2012
NBA Baller Beats	Xbox 360	September 2012
Double Dragon	XBLA, PSN	September 2012
Zumba Core	Wii, Xbox 360	October 2012

Many of our games were launched for consoles and handheld devices that are now late in their life cycle. In 2012, Sony’s PlayStation Vita and Nintendo’s Wii U were launched in the United States and Europe. To date, we have not released any games for these new platforms.

In addition to our traditional retail games, we also create titles for the leading online and mobile platforms, including Facebook, Apple’s iOS and Android. To date, we have not earned significant revenues from these games. Selected titles, their compatible platforms and launch dates include:

Selected Titles	Platform	Launch Date

Gardening Mama	iPhone, iPad	October 2010
Cooking Mama Friends Café	Facebook	January 2011
Mini Putt Park	Facebook	May 2012
Legends of Loot	iOS, Android	October 2012
SciFi Heroes	iOS	November 2012
Flea Symphony	iOS	November 2012

Product Development

Prior to initiating the development of a video game title, we perform market research, studio due diligence and financial analysis. A title is then reviewed by our “green light” committee comprised of members from our executive, product development, finance, sales and marketing and legal/business affairs teams. Once accepted, the title is evaluated at regular milestones to ensure it is progressing on time, according to specifications and on budget.

We primarily use third party development studios to develop our packaged video game software products. However, we employ game producers and quality assurance personnel to manage the creation of the game and its ultimate approval by the first party hardware manufacturer. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially utilize products created by the third party developers we work with. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product, only after we recoup development costs. We have worked, and continue to work, with independent third party developers, such as:

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

In addition, we develop online and mobile games. In June 2011, we acquired the assets and workforce of Quick Hit, Inc., a developer of free to play online games to develop games internally at its Foxboro, Massachusetts facility and serve as the basis for our entry into the business of “freemium” games for play online. In January of 2013 we decided to close that facility based on its financial performance and intend to re-allocate our financial resources to developing freemium games for mobile platforms. We plan to have these games developed by outside developers.

Intellectual Property

Like other entertainment companies, our business is affected by the creation, acquisition, exploitation and protection of intellectual property in many ways.

Platform Licenses

Hardware platform manufacturers require that publishers obtain a license from them to publish titles for their platforms. We currently have non-exclusive licenses from Nintendo, Microsoft and Sony for each of the popular console and handheld platforms. Each license generally extends for a term of between two to four years and is terminable under a variety of circumstances. Each license allows us to create one or more products for the applicable system, and requires us to pay a per-unit license fee and/or royalty payment from the title produced and may include other compensation or payment terms. All of the hardware manufacturers approve each of the titles we submit for approval on a title-by-title basis, at their discretion. We are also dependent on approvals from distributors for our video game software for PCs and mobile devices.

Licenses from Third Parties

While we develop original titles, most of our titles are based on rights, licenses and properties, including copyrights and trademarks, owned by third parties. Even our original titles may require rights to properties from third parties, such as rights to music or content. License agreements with third parties generally extend for a term of between two to four years, are limited to specific territories or platforms and are terminable under a variety of circumstances. Several of our licenses are exclusive within particular territories or platforms. The licensors often have strict approval and quality control rights. Typically, we are obligated to make minimum guaranteed royalty payments over the term of these licenses and advance payments against these guarantees, but other compensation or payment terms, such as milestone payments, are also common. From time to time, we may also license other technologies from third party developers for use in our products, which also are subject to royalties and other types of payment.

Enforcement

We actively engage in enforcement and other activities to protect our intellectual property. We typically own the copyright to our software code and content and register copyrights and trademarks in the United States as appropriate.

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

Initial production quantities of individual titles are based upon estimated retail orders and consumer demand. At the time a product is approved for manufacturing, we must generally provide the platform manufacturer with a purchase order for that product, and pay for the entire purchase price prior to production. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products. However, manufacturers’ difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner. Some of our inventory items are packaged with accessories, such as belts for our Zumba games, basketballs for our NBA Baller Beats game, and dolls for our Babysitting Mama game. The purchase of these accessories involves longer lead times and minimum purchase amounts, which require us to maintain higher levels of inventory than for other games.

We operate in a capital intensive industry. Significant working capital is required to finance the manufacturing of inventory of products, especially during the peak holiday selling season.

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

Additionally, we customize public relations programs that are designed to create awareness with all relevant audiences. To date, our public relations efforts have resulted in significant coverage for our company and individual titles in computer and video game publications, such as Game Informer, IGN and Nintendo Power, as well as major newspapers, magazines and broadcast outlets, such as CNN, USA Today, Wired, Maxim, Newsweek, and the New York Times, among others. We also host media events throughout the year at which print, broadcast and online journalists can preview, review and evaluate our products prior to their release.

In addition to regular face-to-face meetings and communications with our sales force, we employ extensive trade marketing efforts including: direct marketing to buyers and store managers; trade shows; various store manager shows; and distribution and sales incentive programs.

We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We believe our sales team has strong relationships with major retailers and communicates with them frequently. To supplement our sales team, we currently utilize six sales representative organizations located throughout the United States. The firms we use were chosen based on their performance and retailer relationships. On average, two sales representatives per organization are assigned to our accounts. It is customary for the sales representatives and resellers of our games who are assigned specific customers to also distribute games produced by other publishers. Distribution channels are dominated by a select group of companies, and a publisher’s access to retail shelf space is a significant competitive factor.

International

We do business internationally through our office in the United Kingdom, primarily under license and distribution agreements with 505 Games s.r.l. for distribution in Europe and the PAL territories. These agreements may vary by product and by territory. In a distribution agreement, we manufacture the product, and sell it into the distributors at a wholesale price, with our distribution partner being responsible for retail sell-in and marketing the product. In a licensing agreement, our licensing partner is responsible for the manufacture and sale of the product and we receive royalties and usually an up-front royalty advance.

Digital

We also distribute games online through XBLA and PSN, Steam, Facebook, and Zynga and across networks for mobile devices such as Apple’s iPhone. We utilize various methods to market and drive awareness of our titles on these emerging platforms, including online advertising on Facebook, on platform homepages in the cases of XBLA and PSN, and on online sites. We also acquire users through both paid and unpaid channels, due to the viral nature of social and mobile games.

Customers

Customers of our packaged software are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with a number of retailers, including Amazon, Best Buy, GameStop, Target, Toys R Us and Walmart. We also believe we have strong relationships with Cokem, Ingram and SVG, who act as resellers of our products to smaller retail outlets. For the fiscal year ended 2012, our top three retail accounts were Walmart, GameStop and Target, accounting for approximately 18%, 11% and 11% of our revenue, respectively. Revenue from 505 Games s.r.l. under distribution and license arrangements in Europe represented approximately 22% and 11% of revenue in 2012 and 2011, respectively. A substantial reduction in purchases, termination of purchases or business failure by any of our significant customers could have a material adverse effect on us.

Competition

We compete with many other first and third party publishers and developers in the handheld, console and online segments. In the console and handheld segment, we compete with first party publishers such as Nintendo, Microsoft and Sony, each of which develop software for their respective platforms, as well as third party publishers such as Activision Blizzard, Electronic Arts, Sega, Take-Two Interactive, THQ and Ubisoft. In the social and mobile segments, we compete with a range of large and small developers and publishers, which include social-game distributors Electronic Arts and Zynga and mobile-game publishers, Glu Mobile and Rovio. We expect competition to increase in this area in the future.

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

Employees

We had 86 full-time employees in the United States and 4 full-time employees in the United Kingdom as of October 31, 2012. We have not experienced any work stoppages and consider our relations with our employees to be good.

Financial Information About Geographic Areas

See “Note 1—Principal Business Activity and Basis of Presentation” in the notes to the consolidated financial statements included on Page F-7.

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

While we generated net income for fiscal years 2012 and 2011, we incurred net losses of $1.0 million in fiscal year 2010 and $7.2 million in 2009. We may not be able to continue to generate revenues sufficient to offset our costs and may sustain net losses in future periods. Any such losses may have an adverse effect on our future operating prospects, liquidity and stock price.

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

The price of our common stock has experienced significant volatility. In the 12 months ended October 31, 2012, the high and low bid quotations for our common stock as reported by the Nasdaq Capital Market ranged between a high of $3.63 and a low of $0.97. The historic market price of our common stock may be higher or lower than the price paid for our shares and may not be indicative of future market prices, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

A significant portion of our revenue in 2012 was generated from games based on the Zumba Fitness property.

Approximately 76% of our net revenue in 2012 was generated from the Zumba Fitness series of games. We license the rights to publish these games from a third party. In November 2011, we released the sequels Zumba Fitness 2 and Zumba Fitness Rush for the Wii and Kinect platforms, respectively. In November 2012, we released the sequel Zumba Fitness Core for the Wii and Kinect platforms. In addition, we have secured rights to publish other games based on this property that are currently in development. However, we cannot guarantee that any of the new versions will be as successful as the previous versions. If the new versions are not successful, this may have a significant impact on our revenues. In addition, even if successful, we may be unable to secure the rights to publish further sequels to these games or negotiate rights on different commercial terms, which may adversely affect our business and financial performance.

A decrease in the popularity of our licensed brands and, correspondingly, the video games we publish based on those brands could negatively impact our revenues and financial position.

Six games released in 2012 were based upon popular licensed brands. As previously mentioned, approximately 76% of our net revenues in 2012 were generated from the Zumba franchise games, first commercially released in November 2010. A decrease in the popularity of the Zumba property or other licensed properties could negatively impact our ability to sell games based upon such licenses and could lead to lower net sales, profitability, and/or an impairment of our licenses, which would negatively impact our profitability.

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

We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand.

A significant portion of our cost structure is attributable to expenditures for personnel, facilities and external development. In the event of additional declines in our current expected sales, we may not be able to dispose of facilities, reduce personnel, terminate contracts or make other changes to our cost structure without disruption to our operations or without significant cash termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in sales or cash flow. Moreover, reducing costs may hinder our ability to develop a sufficient number of products to publish in the future.

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

Our Zumba Fitness games require a belt accessory for use on the Nintendo Wii platform. The manufacturers of the belt accessory are located in China. Anything that impacts the ability of the manufacturers to produce or otherwise supply the belt accessories for us or increases their costs of production, including the utilization of such manufacturer’s capacity by another company; changes in safety, environment or other regulations applicable to the accessories and the manufacturing thereof; natural or manmade disasters that disrupt manufacturing, transportation or communications; labor shortages, civil unrest or other issues negatively impacting Chinese companies; increases in the prices of raw materials; increases in fuel prices and other shipping costs; and increases in local labor costs in China, may increase the prices we must pay for the accessories or otherwise impede our ability to supply the accessories to the market. If we are unable to supply such accessories, sales of the titles will be impacted.

Video games that are not high quality may not sell according to our forecast, which could materially impact our profitability in any given quarter.

In the past few years, the quality standards of games developed for the mass market consumer have improved, affecting consumers’ expectations for quality. If our games are not high quality, consumers may not purchase as many games as we expect, which could materially impact our revenue and profitability and possibly result in write-downs of capitalized development costs.

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

Catastrophic events or geo-political conditions may disrupt our business.

Our products are developed within a relatively small number of studio facilities located throughout the world. If a fire, flood, earthquake or other disaster, condition or event such as political instability, civil unrest or a power outage, adversely affected any of these facilities during the development of a product, it could significantly delay the release of the product, which could result in a substantial loss of sales and cause our operating results to differ materially from expectations.

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

Our sales to Walmart, GameStop, and Target accounted for approximately 18%, 11% and 11%, respectively, of our revenue for the fiscal year 2012. Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. In addition, revenue from 505 Games s.r.l. in Europe represented approximately 22% and 11% of revenue in 2012 and 2011, respectively. Our business, results of operations and financial condition could be adversely affected if:

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

Transitions in console platforms could adversely affect the market for interactive entertainment software.

In 2005, Microsoft released the Xbox 360 and, in 2006, Sony and Nintendo introduced the PS3 and Wii, respectively. Nintendo launched its next-generation console, the Wii U, during November 2012. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of game console software products we publish may slow or even decline until new platforms are introduced and achieve wide consumer acceptance. This decline may not be offset by increased sales of products for the new console platforms. As console hardware moves through its life cycle, platform hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for current-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions may be more volatile and more difficult to predict than during other times, and such volatility may cause greater fluctuations in our stock price.

Termination or modification of our agreements with platform hardware manufacturers, who are also competitors and frequently control the manufacturing of our titles, may adversely affect our business.

We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2, PlayStation 3 and PSP, from Nintendo to develop products for the DS, DSi, 3DS and Wii and from Microsoft to develop products for the Xbox and the Xbox 360. These licenses are non-exclusive and, as a result, our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms.

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

Furthermore, interactive entertainment platforms are characterized by rapidly changing technology. We must continually anticipate the emergence of, and adapt our products to, new interactive entertainment platforms and technologies. The introduction of new technologies, including new console and handheld technology, software media formats and delivery channels, could render our previously released products obsolete, unmarketable or unnecessary. In addition, new platforms may not be as commercially successful as previous generations. If we incur significant expense developing products for a new system or hardware that is ultimately unpopular, sales of these products may be less than expected and we may not be able to recoup our investment. Conversely, if we choose not to publish products for a new system or hardware that becomes popular, our revenue growth, reputation and competitive position may be adversely affected. Even if we are able to accurately predict which video game platforms will be most successful, we must deliver and market offerings that are accepted in our extremely competitive marketplace.

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

We have invested in products for systems utilizing motion-based game technology, and if these systems prove to be commercially unsuccessful, then sales of our products will suffer,

We are developing products for systems utilizing motion-based game technology, such as Microsoft’s Kinect for Xbox 360 and Sony’s Move for PlayStation 3. Consumers may not embrace and purchase these new systems and/or the products for them for a variety of reasons, such as:

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

We are developing products for new platforms, including online distribution. These new platforms, such as Facebook, utilize new business models such as generating revenue through micro-transactions by end users and subscription services. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. Our actual revenues and profits for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail for one or more of our titles, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, and the opportunity cost of diverting management and financial resources away from our core businesses.

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

Our business is subject to all of the risks generally associated with the entertainment industry and, accordingly, our future operating results will depend on numerous factors beyond our control, including economic, political and military conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot be predicted. The period of time necessary to develop new game titles, obtain approvals of platform licensors and produce finished products is variable and may be unpredictable. During this period, consumer appeal for particular games may decrease, causing product sales to fall short of expectations. If domestic and worldwide economic conditions affecting consumer confidence decline or become uncertain, including unfavorable changes in actual or anticipated unemployment rates; tax and government spending; and inflation or interest rates, our revenues could be adversely affected.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease 21,250 square feet of office, development and storage space located at 160 Raritan Center Parkway, Edison, NJ 08837. The lease, which provides for base rents of approximately $24,000 per month, plus taxes, insurance and operating costs, expires on January 31, 2015. In addition we lease 3,900 square feet of office space in California and 4,400 square feet of office space in Massachusetts under leases that expire in 2013 and 2014, respectively.

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

On November 18, 2011, a complaint for patent infringement was filed in the United States District Court for the Northern District of Ohio by Impulse Technology Ltd. against the Company, Nintendo of America, Inc. and certain other game publisher defendants that have released games for Nintendo’s Wii console, alleging that Wii and correspondingly, our Zumba Fitness 2 and Jillian Michaels Fitness Workout 2009 games, infringe Impulse’s patents for certain interactive technology and seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The case was dismissed against Impulse with prejudice on October 23, 2012.

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC against Microsoft Corporation and the Company. The complaint alleges that Kinect and certain Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. Intelligent Verification Systems is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends, in conjunction with Microsoft, to defend itself against the claim. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

Item 4.  Mine Safety Disclosures.

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

The following table shows the high and low bid quotations for our common stock as reported by Nasdaq from November 1, 2010 through October 31, 2012. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2011
First Quarter	$1.45	$0.58
Second Quarter	$4.15	$1.18
Third Quarter	$4.53	$2.37
Fourth Quarter	$3.47	$1.61

Fiscal Year 2012
First Quarter	$3.63	$2.05
Second Quarter	$3.04	$2.06
Third Quarter	$2.50	$1.64
Fourth Quarter	$1.80	$0.97

Holders of Common Stock.  On January 7, 2013, we had approximately 120 registered holders of record of our common stock. On January 7, 2013, the closing sales price of our common stock as reported on Nasdaq was $1.02 per share.

Dividends and dividend policy.  We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on our common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.  The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2012 fiscal year end.

Recent Sales of Unregistered Securities.  All prior sales of unregistered securities have been previously reported either on a current report on Form 8-K or a quarterly report on Form 10-Q.

Item 6. Selected Financial Data.

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our audited consolidated financial statements and the notes thereto and with management’s discussion and analysis of financial condition and results of operations included elsewhere in this report.

	Year Ended October 31,
	2012	2011	2010	2009	2008
	(In thousands, except share data)
Consolidated Statement of Operations Data:
Net revenues	$132,287	$125,291	$75,648	$94,452	$63,887
Cost of sales(1)	88,772	79,816	57,263	71,543	40,798
Gross profit	43,515	45,475	18,385	22,909	23,089
Operating expenses(2)	39,803	34,115	20,496	29,480	20,312
Operating income (loss)	3,712	11,360	(2,111)	(6,571)	2,777
Interest and financing costs, net	958	1,255	999	1,318	649
Other non-operating expense (income)(3)	(1,932)	2,847	(482)	415	(1,250)
Income (loss) before income taxes	4,686	7,258	(2,628)	(8,304)	3,378
Income taxes	73	426	(1,656)	(1,115)	26
Net income (loss)	$4,613	$6,832	$(972)	$(7,189)	$3,352
Net income (loss) attributable to common stockholders	$4,613	$6,832	$(972)	$(7,189)	$3,352
Net income (loss) attributable to common stockholders per share:
Basic	$0.12	$0.18	$(0.03)	$(0.24)	$0.12
Diluted	$0.11	$0.17	$(0.03)	$(0.24)	$0.12
Weighted average shares outstanding:
Basic	39,973,248	38,527,589	37,019,750	29,770,382	27,547,211
Diluted	40,823,197	40,123,968	37,019,750	29,770,382	27,547,211

	October 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,038	$13,689	$8,004	$11,839	$5,505
Working capital	27,746	23,791	11,563	11,815	6,702
Total assets	49,298	52,377	30,029	28,527	23,570
Non-current liabilities	-	1,949	144	626	211
Stockholders’ equity	29,337	23,235	12,008	11,719	7,137

(1)	Cost of sales includes $0.0 million, $2.7 million, $1.0 million and $2.5 million in 2012, 2011, 2010 and 2009, respectively, to recognize impairments to the carrying value of products for future release.

(2)	Operating expenses include: (i) for 2012, an impairment of capitalized software development costs and license fees — cancelled games of $1.2 million; (ii) for 2011, an impairment of capitalized software development costs and license fees — cancelled games of $1.5 million; (iii) for 2010, an impairment of capitalized software development costs and license fees — cancelled games of $0.4 million; (iv) for 2009, a settlement of litigation and related charges, net, of $0.4 million, and impairment of capitalized software development costs and license fees — cancelled games of $1.0 million; and (v) for 2008, a settlement of litigation and related charges, net, of $1.6 million, and impairment of software development costs and license fees — cancelled games of $0.1 million.

(3)	Other non-operating expense includes: (i) for 2012, a gain from a change in fair value of warrants of $1.9 million; (ii) for 2011, a loss from a change in fair value of warrants of $2.8 million; (iii) for 2010, a gain from a change in fair value of warrants of $0.5 million; (iv) for 2009, a loss from a change in fair value of warrants of $0.4 million; and (v) for 2008, a gain from a change in fair value of warrants of $1.3 million.

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

Overview

We are a provider of video game products primarily for the family oriented, casual-game consumer. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and the personal computer, or PC. We also publish games for numerous digital platforms such as Xbox Live Arcade and PlayStation Network, or PSN, and mobile platforms such as iPhone, iPad and iPod Touch, as well as online platforms such as Facebook and Zynga.com.

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

Net Revenues.  Our revenues are principally derived from sales of our video games. We provide video games primarily for the mass market and casual-game player. Our revenues are recognized net of estimated provisions for price protection and other allowances.

Cost of Sales.  Cost of sales consists of product costs and amortization and impairment of software development costs and license fees. A significant component of our cost of sales is product costs. Product costs are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. In cases where we act as a distributor for other publishers products, cost of sales may increase as we acquire products at a higher fixed wholesale price. While the product costs as a percentage of revenue is higher on these products, we do not incur up front development and licensing fees or resulting amortization of software development costs. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees – future releases. These expenses may be incurred prior to a game’s release.

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

Loss on Impairment of Software Development Costs and License Fees- Cancelled Games.  Loss on impairment of software development costs and license fees — cancelled games consists of contract termination costs, and the write-off of previously capitalized costs, for games that were cancelled prior to their release to market. We periodically review our games in development and compare the remaining cost to complete each game to projected future net cash flows expected to be generated from sales. In cases where we don’t expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete the game, we cancel the game, and record a charge to operating expenses. While we incur a current period charge on these cancellations, we believe we are limiting the overall loss on a game project that is no longer expected to perform as originally expected due to changing market conditions or other factors. Significant management estimates are required in making these assessments, including estimates regarding retailer and customer interest, pricing, competitive game performance and changing market conditions.

Interest and Financing Costs.  Interest and financing costs are directly attributable to our factoring and our purchase-order financing arrangements. Such costs include commitment fees and fees based upon the value of customer invoices factored.

Income Taxes.  Income taxes consists of our provision/(benefit) for income taxes and proceeds from the sale of rights to certain net operating loss carryforwards in the state of New Jersey. Utilization of our net operating loss, or NOL, carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of NOL carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal. In fiscal 2012 and 2011, we reversed our valuation allowance to the extent of our NOLs used, and recorded certain alternative minimum taxes and state taxes.

Seasonality and Variations in Interim Quarterly Results

Our quarterly net revenues, gross profit and operating income are impacted significantly by the seasonality of the retail selling season, and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit as a percentage of sales also generally increase in quarters in which we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.

Critical Accounting Estimates

Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

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

Revenue Recognition.  We recognize revenue upon the shipment of our product when: (1) risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products are sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Included in advances from customers and deferred revenue as of October 31, 2012 is deferred revenue of $3,366 on sales of products to a distributor with a future street date. In connection with this deferred revenue, the Company has approximately $1,093 of deferred cost of sales – product included in prepaid expenses and other current assets. Some of our software products provide limited online features at no additional cost to the consumer. Generally, we have considered such features to be incidental to our overall product offerings and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying our revenue recognition policy. To date, the Company has not earned significant revenues from such features. In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

When we enter into license or distribution agreements that provide for multiple copies of games in exchange for guaranteed amounts, revenue is recognized in accordance with the terms of the agreements, generally upon delivery of a master copy, assuming our performance obligations are complete and all other recognition criteria are met, or as per-copy royalties are earned on sales of games.

We operate hosted online games in which players can play for free and purchase virtual goods for use in the games. We recognize revenues from the sale of virtual goods as service revenues over the estimated period in which players use the game. We currently estimate these periods of use to be three to four months. We will periodically assess our estimates for this period of use and future increases or decreases in these estimates will affect our recognized revenues prospectively. We also recognize advertising revenue related to advertising placed on our game sites as ads are displayed.

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

Our provisions for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our provisions, which would impact the net revenues and/or selling and marketing expenses we report. For the 12-month periods ended October 31, 2012, 2011 and 2010, we provided allowances for future price protection and other allowances of $4.3 million, $4.0 million and $3.5 million, respectively. Fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring a portion of our receivables to a third party that buys without recourse. For receivables that are not sold without recourse, we analyze our aged accounts receivables, payment history and other factors to make a determination if collection of receivables is likely, or a provision for uncollectible accounts is necessary.

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

Capitalized software development costs are classified as non-current if they relate to titles for which we estimate the release date to be more than one year from the balance sheet date. Non-current costs amounted to $500 and $0 as of October 31, 2012 and 2011, respectively.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses – loss on impairment of capitalized software development costs and license fees – cancelled games. As of October 31, 2012, the net carrying value of our licenses and software development costs was $4.0 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Inventory.  Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales. Some of our inventory items are packaged with accessories, such as basketballs for our NBA Baller Beats game, belts for our Zumba games and dolls for our Babysitting Mama game. The purchase of these accessories involves longer lead times and minimum purchase amounts, which require us to maintain higher levels of inventory than for other games. Therefore, these items have a higher risk of obsolescence, which we review periodically based on inventory and sales levels.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended October 31,
	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Cost of sales
Product costs	35.3	43.8	51.2
Software development costs and license fees	31.8	17.7	23.2
Loss on impairment of software development costs and license fees — future releases	-	2.2	1.3
Gross profit	32.9	36.3	24.3
Operating expenses
Product research and development	5.9	5.6	4.4
Selling and marketing	15.2	11.7	11.2
General and administrative	7.6	8.4	10.8
Depreciation and amortization	0.4	0.3	0.2
Loss on impairment of software development costs and license fees — canceled games	1.0	1.2	0.5
Operating income (loss)	2.8	9.1	(2.8)
Interest and financing costs and other non-operating expenses	(0.8)	3.3	0.7
Income (loss) before income taxes	3.6	5.8	(3.5)
Income taxes	0.1	0.3	(2.2)
Net income (loss)	3.5%	5.5%	(1.3)%

The following table sets forth the components of settlements and loss on impairments for the years ended October 31, 2012, 2011 and 2010.

	Year Ended October 31,
	2012	2011	2010
	(in thousands)
Loss on impairment of software development costs and license fees — cancelled games	$1,219	$1,512	$407

The following table sets forth the source of net revenues, by game platform, for the years ended October 31, 2012, 2011 and 2010.

	Year Ended October 31,
	2012		2011		2010
	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues
Nintendo Wii	$79.0	60%	$73.2	58%	$23.6	31%
Microsoft Xbox 360	34.9	26	23.2	18	1.6	2
Nintendo DS	13.8	10	22.2	18	48.8	65
Nintendo 3DS	1.7	1	-	-	-	-
Sony Playstation 3	0.9	1	4.7	4	-	-
Accessories and other	2.0	2	2.0	2	1.6	2
TOTAL	$132.3	100%	$125.3	100%	$75.6	100%

Year ended October 31, 2012 versus year ended October 31, 2011

Net Revenues. Net revenues for the year ended October 31, 2012 increased to $132.3 million from $125.3 million in the comparable period last year. The increase was primarily due to increased sales of our Zumba Fitness products, partially offset by decreased sales of our catalog games for the Nintendo DS and Wii. The 2012 results include revenue from the release of two Zumba Fitness sequel products for the Nintendo Wii and Microsoft Xbox 360, as well as catalog sales of our original Zumba fitness product. Comparably, 2011 only includes sales of our original Zumba Fitness products. Sales in the European market increased to $28.8 million from $15.2 million in the same period a year ago. During the year ended October 31, 2012, we recorded product sales revenues from the release of Zumba products in Europe under a distribution agreement with a third party. Under this agreement, we retain all rights to manufacture finished products for the European markets and a third party purchases the goods for resale. Additionally, we continued to receive licensing royalties on European distribution of our original Zumba Fitness products released during the twelve months ended October 31, 2011, under a licensing and manufacturing agreement with a third party. Under this agreement, the third party had rights to manufacture and sell the product in certain territories, and we received a royalty based on their sales. Revenue from Zumba Fitness products accounted for approximately 76% and 70% of total revenue in 2012 and 2011, respectively, on a consolidated basis.

Gross Profit. Gross profit for the year ended October 31, 2012 was $43.5 million compared to a gross profit of $45.5 million in the same period last year. Gross profit as a percentage of sales decreased, offsetting the increase in net revenues discussed above. Gross profit as a percentage of net sales was 33% for the year ended October 31, 2012, compared to 36% for the year ended October 31, 2011. The decrease in gross profit as a percentage of sales was primarily due to the impact of higher license costs and promotional allowances to retailers on our Zumba products and lower gross margins on our other products, including the effects of amortizing software development costs of new releases. Gross profit in the current year was also affected by $1.3 million of valuation charges for excess inventory, primarily related to Baller Beats and accessory balls. The prior year included corresponding inventory charges for Babysitting Mama which was packaged with a doll.

Product Research and Development Expenses. Research and development expenses increased to $7.8 million for the year ended October 31, 2012, from $7.0 million in 2011. The increase was primarily due to costs related to our online and mobile games business and increased production headcount. Development costs associated with online and mobile games amounted to $4.2 million in 2012 versus $3.2 million in 2011, as the full-year effects of internal costs resulting from the June 2011 acquisition of Quick Hit were partially offset by lower spending for third-party development. In January of 2013, we decided to close the facility acquired from Quick Hit and plan to have these games developed by outside developers.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $20.2 million for the year ended October 31, 2012, compared to $14.7 million for the year ended October 31, 2011. The increase was primarily due to increased media advertising, primarily related to Zumba Fitness and certain new releases, and to sales commissions and other variable costs associated with increased sales volumes. The year ended October 31, 2012 included the effects of $4.0 million of reimbursements from vendors under cooperative advertising arrangements. We had no such cooperative advertising arrangements in the year ended October 31, 2011

General and Administrative Expenses. For the year ended October 31, 2012, general and administrative expenses were $10.1 million, compared to $10.5 million for the year ended October 31, 2011, as lower incentive compensation costs were offset by increases in other expenses.

Loss on Impairment of Software Development Costs and License Fees – Cancelled Games. For the year ended October 31, 2012, loss on impairment of software development costs and license fees – cancelled games, amounted to $1.2 million compared to $1.5 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. We may cancel games at any stage of development and impairment losses may fluctuate significantly from period to period.

Interest and Financing Costs. Interest and financing costs, which includes financing costs associated with our factoring activities were approximately $1.0 million for the year ended October 31, 2012 compared to $1.3 million for the year ended October 31, 2011, reflecting reduced borrowing activity during the year.

Operating Income. Operating income for the year ended October 31, 2012 was approximately $3.7 million, compared to $11.4 million in the comparable period in 2011, reflecting generally lower gross profit percentages and increased marketing expenses for new releases, including our Zumba products.

Change in Fair Value of Warrant Liability. We recorded a gain of $1.9 million for the year ended October 31, 2012, which reflected a decrease in the fair value of the warrants primarily based upon the decreased market price of a share of our common stock during the period, compared to a loss of $2.8 million recognized in the year ended October 31, 2011, which resulted primarily from an increasing share price during the period.

Income Taxes. Our income tax expense was less than $0.1 million in the year ended October 31, 2012 and $0.4 million in the year ended October 31, 2011, which represented our current alternative minimum tax provision and certain state income taxes and reflected the use of available NOL carryforwards to offset taxable income.

Year ended October 31, 2011 versus year ended October 31, 2010

Net Revenues. Net revenues for the year ended October 31, 2011 increased to $125.3 million from $75.6 million in the comparable period last year. During the year ended October 31, 2011, we released Zumba Fitness on three platforms, the Nintendo Wii, Kinect for Xbox 360, and Sony’s Move for the Playstation3; two Cooking Mama titles - Babysitting Mama for the Nintendo Wii and Camping Mama for the Nintendo DS; and others, including Hulk Hogan’s Main Event and Motion Explosion for the Xbox 360. The strong performance of the Zumba titles was primarily responsible for the increased revenues over the prior-year period. Sales of Zumba Fitness accounted for approximately 70% of total revenue in the period. Sales from our series of products based on Cooking Mama accounted for approximately 17% of revenue in the year ended October 31, 2011.

Gross Profit. Gross profit for the year ended October 31, 2011 was $45.5 million compared to a gross profit of $18.4 million in the same period last year. The increase in gross profit was primarily attributable to increased net revenues for the year ended October 31, 2011, and higher gross profit as a percentage of net sales. Gross profit as a percentage of net sales was 36% for the year ended October 31, 2011, compared to 24% for the year ended October 31, 2010. The increase in gross profit as a percentage of sales was primarily due to sales of Zumba Fitness in the United States and Europe. The Microsoft Xbox360 and Nintendo Wii versions of the product continued to sell at their original retail price throughout the year, resulting in comparatively higher gross margins. These factors were partially offset by $1.7 million of inventory charges for slow-moving inventory, $2.7 million of losses on impairment, compared to $1.0 million of losses in the year ended October 31, 2010, and accelerated amortization of capitalized software development costs and license fees. The charges for slow moving inventory related primarily to our Babysitting Mama product which was packaged with a doll which required longer lead times and order quantities to manufacture than our other products. The impairment of capitalized software development costs and license fees related to three of our titles released in November 2011 for which sales and profitability was below our original forecasts. We released fourteen game titles during October and November 2011 in anticipation of the holiday selling season. The release of new titles, particularly on platforms early in their lifecycle carry a higher risk than the release of sequels. However, they also carry a potentially higher return if they are successful and are an important part of our business strategy. If projected sales of an individual product indicate that our investment will not be fully recovered through future cash flows, we record an impairment in the period such a determination can be made.

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

Loss on Impairment of Software Development Costs and License Fees – Cancelled Games. For the year ended October 31, 2011, loss on impairment of software development costs and license fees – cancelled games, amounted to $1.5 million compared to $0.4 million in the prior-year period, reflecting a greater number of projects cancelled. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. Charges for the year ended October 31, 2011 included several games in development for the Sony Move platform, which totaled $0.6 million, and other game projects totaling $0.9 million.

Operating Income. Operating income for the year ended October 31, 2011 was approximately $11.4 million, an increase of $13.5 million from a $2.1 million loss in the comparable period in 2010. As discussed above, increased revenues and gross profits during the year ended October 31, 2011 more than offset increased sales, marketing and other operating expenses and impairments during the period.

Interest and Financing Costs. Interest and financing costs were approximately $1.3 million for the year ended October 31, 2011 compared to $1.0 million for the year ended October 31, 2010 and include financing costs associated with our factoring activities, which increased based on transaction volumes.

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

Liquidity and Capital Resources

As of October 31, 2012, our cash and cash equivalents balance was $18.0 million and funds available to us under our factoring and purchase order financing agreements were $13.3 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.

Our current plan is to fund our operations through product sales. However, our operating results may vary significantly from period to period and we have previously incurred operating losses. Industry-wide sales of video game software have declined for the past two years due to the late lifecycle of existing generation gaming platforms and the introduction of competing platforms such as mobile gaming. Based on these factors, and an analysis of retail sales for our products during the first two months of our 2013 fiscal year, we expect to experience declining sales and an operating loss for fiscal 2013, which has been factored into our current plan. We may be required to modify our plan, or seek outside sources of financing, and/or equity sales, if our current operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Additionally, we are dependent on our purchase order financing and account receivable factoring agreement to finance our working capital needs, including the purchase of inventory. If the current level of financing was reduced or we fail to meet our operational objectives, it could create a material adverse change in the business.

Factoring and Purchase Order Financing.

To satisfy our liquidity needs, we factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at October 31, 2012. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had no outstanding advances for purchase order financing at October 31, 2012.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2012, we had no excess advances outstanding.

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

On November 18, 2011, a complaint for patent infringement was filed in the United States District Court for the Northern District of Ohio by Impulse Technology Ltd. against the Company, Nintendo of America, Inc. and certain other game publisher defendants that have released games for Nintendo’s Wii console, alleging that Wii and correspondingly, our Zumba Fitness 2 and Jillian Michaels Fitness Workout 2009 games, infringe Impulse’s patents for certain interactive technology and seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The case was dismissed against Impulse with prejudice on October 23, 2012.

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC against Microsoft Corporation and the Company. The complaint alleges that Kinect and certain Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. Intelligent Verification Systems is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends, in conjunction with Microsoft, to defend itself against the claim. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

The following table summarizes our contractual obligations as of October 31, 2012 (in thousands):

		Payments due by period
	Total of payments	Less than one year	1-3 years	3-5 years	More than 5 years
Operating leases	$791	$421	$370	-	-
Software development	7,432	7,432	-	-	-
Total	$8,223	$7,853	$370	-	-

Commitments under development agreements amounted to $7.4 million at October 31, 2012. In addition, certain agreements provide for minimum commitments for marketing support.

On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost based model using outside subcontractors in the production of our games. The realignment included a reduction in workforce of approximately 40 employees, including 14 employees related to the closure of our studio in Massachusetts, which focused on social games for Facebook, 14 game-testing personnel in our New Jersey facility, and other marketing and support personnel. We expect to record a charge of approximately $0.7 million to $1.0 million in the first quarter of fiscal 2013 relating to this reduction in force, consisting primarily of one-time severance payments and termination benefits.

Off-Balance Sheet Arrangements

As of October 31, 2012, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $18.0 million as of October 31, 2012, compared to $13.7 million as of October 31, 2011. Working capital as of October 31, 2012 was $27.7 million compared to $23.8 million as of October 31, 2011. Total cash and equivalents, plus advances available to us under our factoring agreement was $31.3 million and $23.7 million at October 31, 2012 and 2011, respectively.

Operating Cash Flows.  Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third party developers of our software; costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the year ended October 31, 2012, we generated approximately $6.1 million in cash flow from operating activities, compared to $9.4 million of net cash flows from operations in the prior year. The decrease in cash provided by operating activities was primarily due to decreased operating income, which decreased $7.7 million from $11.4 million in the year ended October 31, 2011 to $3.7 million of operating income in the year ended October 31, 2012. Operating income excludes the non-cash effects of the change in our warrant liability and interest and financing costs.

For the year ended October 31, 2011, we generated approximately $9.4 million in cash flow from operating activities, compared to $3.0 million of net cash outflows from operations in the same period of the prior year. The increase in cash provided by operating activities was primarily due to increased operating income in the period, which increased $13.5 million from a $2.1 million loss in the year ended October 31, 2010 to $11.4 million of operating income in the year ended October 31, 2011.

Investing Cash Flows.  Cash used in investing activities for the years ended October 31, 2012, 2011 and 2010 are primarily related to purchases of computer equipment and leasehold improvements of $0.3 million, $0.5 million and $0.3 million, respectively. In 2011, the Company used $0.8 million to acquire the assets of Quick Hit, Inc.

Financing Cash Flows.  Net cash used in financing activities for the years ended October 31, 2012, 2011 and 2010 amounted to $1.4 million, $2.5 million and $0.5 million, respectively, reflecting decreased inventory financing. In 2011, the effect of the net decrease in outstanding financing was offset by net of proceeds from the exercise of outstanding options and warrants.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

 Market Risk

We are exposed to certain market risks in the normal course of business, primarily risks associated with fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We earn certain revenues from transactions denominated in foreign currencies and are exposed to market risk resulting from fluctuations in foreign currency exchange rates, particularly Euros, which may result in gains or losses in our results of operations. Accordingly, our future results could be adversely affected by declines in exchange rates for the Euro. In the year ended October 31, 2012, we launched Zumba Fitness 2 and Zumba Rush in Europe and recognized sales revenue to our distributor. Accordingly, our revenue and gross profits from transactions denominated in Euros increased significantly in the period. However, the portion of our total revenue represented by these transactions may fluctuate significantly on a quarterly basis.

We may hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated revenues by entering into foreign exchange contracts that reduce, but do not eliminate our risk. During the years ended October 31, 2012 and 2011, we did not enter into any foreign exchange contracts, including any related to cash flow hedging activities. We do not maintain significant working capital balances denominated in foreign currencies or enter into derivatives or other financial instruments for trading or speculative purposes.

At October 31, 2012, approximately $1.5 million of accounts receivable were denominated in euros and due to the Company within 30 days. Accordingly, each hypothetical 1% decrease in the exchange rate of dollars per euro during the period the receivables were outstanding would have directly reduced the value of the receivables by approximately $15,000. The amount of outstanding accounts receivable denominated in euros varies significantly during the year, primarily related to new game releases. Euro-denominated accounts receivable are typically due to the Company on 30-day terms. In addition, at October 31, 2012, approximately $0.6 million of royalties receivable from licensees were denominated in dollars and related to licensee sales in Europe. Royalty receivables also vary significantly during the year in relation to licensee sales and are generally due to the Company on a quarterly basis within 30 days of the Company’s fiscal quarter-end. During the fiscal year ended October 31, 2012, royalty revenues amounted to approximately $8.4 million. Accordingly, each hypothetical 1% monthly decrease in the exchange rate of dollars per unit of local currency euro during the period accrued royalty receivables were outstanding may have reduced the value of such receivables by an average of approximately $50,000.

Interest Rate Risk

To satisfy our liquidity needs, we factor our receivables and periodically utilize financing to provide funding for the manufacture of our products. We had no outstanding advances for purchase order financing at October 31, 2012.

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

At October 31, 2012, we had cash and cash equivalents of $18.0 million in the form of bank deposits and money market funds. Our cash balances fluctuate significantly during the year. However, interest income on cash balances is not expected to be significant to our results of operations.

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

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, or GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was effective as of October 31, 2012.

Eisner Amper LLP, the independent registered public accounting firm that audited the consolidated financial statements in this annual report on Form 10-K for the year ended October 31, 2012, has issued an audit report concerning the effectiveness of our regarding internal control over financial reporting for that year, which is included in this annual report on Form 10-K on page F-2.

Item 9B.  Other Information.

On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost based model using outside subcontractors in the production of our games. The realignment included a reduction in workforce of approximately 40 employees, including 14 employees related to the closure of our studio in Massachusetts, which focused on social games for Facebook, 14 game-testing personnel in our New Jersey facility, and other marketing and support personnel. We expect to record a charge of approximately $0.7 million to $1.0 million in the first quarter of fiscal 2013 relating to this reduction in force, consisting primarily of one-time severance payments and termination benefits.

PART III

The information required by Part III of Form 10-K under the items listed below are incorporated by reference from our definitive proxy statement relating to the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2012 fiscal year end.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

2.1	Asset Purchase Agreement, dated June 3, 2011, among Majesco Entertainment Company, Quick Hit, Inc. and MMV Capital Partners Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 6, 2011).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).

4.1	Securities Purchase and Registration Rights Agreement dated as of August 29, 2007 by and among Majesco Entertainment Company and the Investors named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 5, 2007).

4.2	Form of Common Stock Purchase Warrant issued to investors (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 5, 2007).

4.3	Warrant Purchase Agreement dated March 29, 2010 between Majesco Entertainment Company and Gerald A. Amato (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 14, 2010).

10.1	Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).

10.2	Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).

10.3	Amendment, dated March 18, 1999, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).

10.4	Amendment, dated September 30, 2004, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).

10.5	Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).

10.6	Amendment, dated October 18, 2005, to Factoring Agreement, dated April 24, 1989, between Majesco Sales, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on February 1, 2006).

10.7	Amendment, dated October 1, 2008, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on January 29, 2009)

#10.8	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

#10.9	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

#10.10	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 15, 2008).

10.11	First Amendment to Lease by and between the Company and the Landlord dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009).

#10.12	Form of Personal Indemnification Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 15, 2009).

10.13	Placement Agency Agreement dated September 17, 2009, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2009).

10.14	Form of Subscription Agreement between the Company and each of the investors signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 18, 2009).

10.15	Confidential License Agreement for the Wii Console (Western Hemisphere), effective February 21, 2007, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

10.16	First Amendment to the Confidential License Agreement for the Wii Console (Western Hemisphere), effective January 4, 2010, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

10.17	Add On Content Addendum to the Confidential License Agreement for the Wii Console, effective November 2, 2009, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

10.18	Confidential License Agreement for Nintendo DS (Western Hemisphere), effective May 1, 2005, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

10.19	First Amendment to the Confidential License Agreement for Nintendo DS (Western Hemisphere), effective April 30, 2008, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

10.20	Letter Agreement re: Game Publishing for Nintendo DSI, dated February 25, 2009, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

#10.21	Amended Directors Compensation Policy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2011)

10.22	XBOX 360 Publisher License Agreement, effective September 13, 2005, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

+10.23	Amendment to the XBOX 360 Publisher License Agreement (2008 renewal, etc.), effective September 1, 2009, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

+10.24	Amendment to the XBOX 360 Publisher License Agreement (Russian Incentive Program, Hits Program Revisions), effective February 4, 2010, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

10.25	Second Amendment to the Confidential License Agreement for Nintendo DS (Western Hemisphere), effective May 1, 2005 by and between Nintendo of America, Inc. and Majesco Entertainment Company(incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

#10.26	Employment Agreement, dated January 8, 2009, between Jesse Sutton and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 13, 2009).

#10.27	Employment Agreement, dated July 25, 2011, between Michael Vesey and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2011).

#10.28	2012 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2012).

#10.29	2011 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2011).

#10.30	2010 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 16, 2010).

#10.31	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2012).

*21.1	Subsidiaries

*23.1	Consent of EisnerAmper LLP

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

*32.1	Section 1350 Certificate of President and Chief Financial Officer

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Constitutes a management contract, compensatory plan or arrangement.

±	We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.
*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

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

Date: January 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Sutton	Chief Executive Officer and Director	January 14, 2013
Jesse Sutton	(Principal Executive Officer)

/s/ Michael Vesey	Chief Financial Officer (Principal	January 14, 2013
Michael Vesey	Financial and Accounting Officer)

/s/ Allan I. Grafman	Chairman of the Board	January 14, 2013
Allan I. Grafman

/s/ Laurence Aronson	Director	January 14, 2013
Laurence Aronson

/s/ Louis Lipschitz	Director	January 14, 2013
Louis Lipschitz

/s/ Keith McCurdy	Director	January 14, 2013
Keith McCurdy

/s/ Stephen Wilson	Director	January 14, 2013
Stephen Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Majesco Entertainment Company

We have audited the accompanying consolidated balance sheets of Majesco Entertainment Company and Subsidiary (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2012.  We also have audited Majesco Entertainment Company and Subsidiary’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Majesco Entertainment Company and Subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made my management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Majesco Entertainment Company and Subsidiary as of October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Majesco Entertainment Company and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EISNERAMPER LLP

January 14, 2013

Edison, New Jersey

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$18,038	$13,689
Due from factor, net	12,501	937
Accounts and other receivables	3,936	3,143
Inventory	7,762	11,605
Advance payments for inventory	257	5,975
Capitalized software development costs and license fees	3,489	12,564
Prepaid expenses and other current assets	1,724	3,071
Total current assets	47,707	50,984
Property and equipment, net	1,003	1,184
Other assets	588	209
Total assets	$49,298	$52,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,490	$20,313
Inventory financing payables	-	1,238
Advances from customers and deferred revenue	4,454	5,642
Warrant liability - current	17	-
Total current liabilities	19,961	27,193
Warrant liability - noncurrent	-	1,949
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 41,862,321 and 41,307,349 shares issued and outstanding at October 31, 2012 and 2011, respectively	42	41
Additional paid-in capital	120,755	119,222
Accumulated deficit	(90,888)	(95,501)
Accumulated other comprehensive loss	(572)	(527)
Net stockholders’ equity	29,337	23,235
Total liabilities and stockholders’ equity	$49,298	$52,377

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended October 31,
	2012	2011	2010
Net revenues	$132,287	$125,291	$75,648
Cost of sales
Product costs	46,718	54,939	38,718
Software development costs and license fees	42,054	22,151	17,524
Loss on impairment of software development costs and license fees – future releases	-	2,726	1,021
	88,772	79,816	57,263
Gross profit	43,515	45,475	18,385
Operating costs and expenses
Product research and development	7,784	6,992	3,347
Selling and marketing	20,157	14,707	8,432
General and administrative	10,077	10,506	8,127
Loss on impairment of software development costs and license fees — cancelled games	1,219	1,512	407
Depreciation and amortization	566	398	183
	39,803	34,115	20,496
Operating income (loss)	3,712	11,360	(2,111)
Other expenses (income)
Interest and financing costs	958	1,255	999
Change in fair value of warrant liability	(1,932)	2,847	(482)
Income (loss) income before income taxes	4,686	7,258	(2,628)
Income taxes	73	426	(1,656)
Net income (loss)	$4,613	$6,832	$(972)
Net income (loss) per share:
Basic	$0.12	$0.18	$(0.03)
Diluted	$0.11	$0.17	$(0.03)
Weighted average shares outstanding:
Basic	39,973,248	38,527,589	37,019,750
Diluted	40,823,197	40,123,968	37,019,750

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other	Net
	$.001 par value		Paid-In	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Loss	Equity
Balance — October 31, 2009	38,553,740	$38	$113,484	$(101,361)	$(442)	$11,719
Issuance of common stock in connection with:
Restricted stock grants — directors	261,706	—	218	—	—	218
Restricted stock grants, net — employees	510,930	1	962	—	—	963
Non-cash compensation charges — stock options	—	—	121	—	—	121
Warrants issued for services	—	—	39	—	—	39
Net loss	—	—	—	(972)	—	(972)
Foreign currency translation adjustment	—	—	—	—	(80)	(80)
Total comprehensive loss						(1,052)
Balance — October 31, 2010	39,326,376	39	114,824	(102,333)	(522)	12,008
Issuance of common stock in connection with:
Restricted stock grants — directors	147,549	—	192	—	—	192
Restricted stock grants, net — employees	761,669	1	1,098	—	—	1,099
Non-cash compensation charges — stock options	—	—	137	—	—	137
Exercise of options	69,545	—	61	—	—	61
Exercise of warrants and units	1,002,210	1	2,852	—	—	2,853
Warrants issued for license	—	—	58	—	—	58
Net income	—	—	—	6,832	—	6,832
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Total comprehensive income						6,827
Balance — October 31, 2011	41,307,349	41	119,222	(95,501)	(527)	23,235
Issuance of common stock in connection with:
Restricted stock grants — directors	78,634	—	188	—	—	188
Restricted stock grants, net — employees	537,280	1	1,365	—	—	1,366
Non-cash compensation charges — stock options	—	—	132	—	—	132
Shares withheld for taxes	(86,420)	—	(161)	—	—	(161)
Exercise of options	13,158	—	9	—	—	9
Exercise of warrants and units	12,320	—	—	—	—	—
Net income	—	—	—	4,613	—	4,613
Foreign currency translation adjustment	—	—	—	—	(45)	(45)
Total comprehensive income						4,568
Balance — October 31, 2012	41,862,321	$42	$120,755	$(90,888)	$(572)	$29,337

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,613	$6,832	$(972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	565	398	183
Change in fair value of warrant liability	(1,932)	2,847	(482)
Non-cash compensation expense	1,686	1,468	1,340
Loss on disposal of assets	-	-	27
Provision for price protection and customer allowances	4,324	3,928	3,226
Amortization of capitalized software development costs and license fees	17,363	6,204	6,543
Loss on impairment of software development costs and license fees	1,219	4,238	1,428
Impairment of Goodwill	54	-	-
Provision for excess inventory	1,515	1,794	180
Changes in operating assets and liabilities, net of acquisition:
Due from factor	(15,888)	(2,997)	(3,325)
Accounts and other receivables, net	(830)	(3,223)	618
Inventory	2,328	(4,981)	(2,423)
Capitalized software development costs and license fees	(9,441)	(18,064)	(9,197)
Advance payments for inventory	5,678	(521)	(2,328)
Prepaid expenses and other assets	845	(1,918)	(66)
Accounts payable and accrued expenses	(4,868)	8,752	2,041
Customer billings due to distribution partner	-	-	(230)
Advances from customers and deferred revenue	(1,139)	4,660	402
Net cash provided by (used in) operating activities	6,092	9,417	(3,035)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(338)	(465)	(283)
Purchase of assets of Quick Hit, Inc., net of acquired cash	-	(779)	-
Net cash used in investing activities	(338)	(1,244)	(283)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	9	1,830	-
Income tax withholding from exercise of options and warrants	(161)	-	-
Inventory financing	(1,238)	(4,319)	(496)
Net cash used in financing activities	(1,390)	(2,489)	(496)
Effect of exchange rates on cash and cash equivalents	(15)	1	(21)
Net increase (decrease) in cash and cash equivalents	4,349	5,685	(3,835)
Cash and cash equivalents — beginning of year	13,689	8,004	11,839
Cash and cash equivalents — end of year	$18,038	$13,689	$8,004
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest and financing costs	$870	$1,255	$1,006
Cash paid during the year for income taxes	$591	$3	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Leased assets	$46	$163	$-
Warrant liability reclassified to additional paid-in capital upon exercise	$-	$1,042	$-
Issuance of warrants for license fees	$-	$58	$-

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

The Company is a provider of video game products primarily for the mass-market consumer. It sells its products primarily to large retail chains, specialty retail stores, and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, 3DS and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and the personal computer, or PC. It also publishes games for digital platforms, including mobile platforms like the iPhone and iPad, as well as online platforms such as Facebook and Zynga.

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

Geographic regions

Net revenues by geographic region were as follows:

	Years Ended October 31,
	2012	%	2011	%	2010	%
United States	$103,457	78.2%	$110,115	87.9%	$73,817	97.6%
Europe	28,830	21.8%	15,176	12.1%	1,831	2.4%
Total	$132,287	100.0%	$125,291	100.0%	$75,648	100.0%

Major customers

Sales to Wal-Mart, Inc. represented approximately 18%,18% and 20% of net revenues in 2012, 2011 and 2010, respectively. Sales to GameStop represented approximately 11%, 21% and 12% of net revenues in 2012, 2011 and 2010, respectively. Sales to Best Buy represented approximately 11% and 10% of sales in 2011 and 2010, respectively. Sales to Target represented approximately 11%, 10% and 10% of sales in 2012, 2011 and 2010, respectively. Sales to Cokem represented approximately 20% of sales in 2010. Revenue from 505 Games s.r.l, primarily reflecting revenue from Europe, represented approximately 22% and 11% of sales in 2012 and 2011, respectively.

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the years ended October 31, 2012, 2011 and 2010 sales of the Company’s Zumba Fitness games accounted for approximately 76%, 70% and 0% of revenue, respectively. We license the rights to publish these games from a third party and have rights to publish other Zumba Fitness games. If the new versions are not successful, this may have a significant impact on our future revenues.

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

We operate hosted online games in which players can play for free and purchase virtual goods for use in the games. We recognize revenues from the sale of virtual goods as service revenues over the estimated period in which players use the game. We currently estimate these periods of use to be three to four months. We will periodically assess our estimates for this period of use and future increases or decreases in these estimates will affect our recognized revenues prospectively. We also recognize advertising revenue related to advertising placed on our game sites as ads are served. The Company has not earned significant revenue to date related to its online games.

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

Shipping and handling, which consist principally of transportation charges incurred to move finished goods to customers, amounted to $992, $930 and $432 for the years ended October 31, 2012, 2011 and 2010, respectively, and are included in selling and marketing expenses.

In certain instances, customers and distributors provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers. Advances are classified as advances from customers and deferred revenue in the accompanying balance sheets. Included in advances from customers and deferred revenue are $969 and $642 of deferred license revenue at October 31, 2012 and 2011, respectively and, as of October 31, 2012, deferred revenue of $3,366 on sales of products to a distributor with a future street date. In connection with this deferred revenue, the Company has approximately $1,093 of deferred cost of sales – product included in prepaid expenses and other current assets.

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

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date. The non-current portion of capitalized software development costs and license fees was $500 and $0 as of October 31, 2012 and 2011, respectively, which is included in other assets.

The amortization period for capitalized software development costs and prepaid license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and prepaid license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to “cost of sales-software development costs and license fees,” in the period such a determination is made. These expenses may be incurred prior to a game’s release for games that have been developed. If a game is cancelled prior to completion of development and never released to market, the amount is expensed to operating costs and expenses. If the Company was required to write off licenses, due to changes in market conditions or product acceptance, its results of operations could be materially adversely affected.

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

Advertising Expenses.  The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the advertisement. Advertising costs charged to operations were $11,849, $6,677, and $2,390 for the years ended October 31, 2012, 2011 and 2010, respectively.

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

Cash and cash equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. At various times, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

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

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these consolidated financial statements are price protection and customer allowances, the valuation of inventory and the recoverability of advance payments for software development costs and intellectual property licenses and the assessment of realization of deferred tax assets. Actual results could differ from those estimates.

Foreign Currency Translation.  The functional currency of the Company’s foreign subsidiary is its local currency. All assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the year, and revenue and operating expenses are translated at weighted average exchange rates during the year. The resulting translation adjustments are included in accumulated other comprehensive income (loss) in the statements of stockholders’ equity and other comprehensive income (loss).

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

Reclassifications.  For comparability, certain 2010 and 2011 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2012.

Commitments and Contingencies.  We are subject to claims and litigation in the ordinary course of our business. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Recent Accounting Pronouncements.

Fair Value — In May 2011, the Financial Accounting Standards Board (FASB) issued an update to ASC 820-10, Measuring Liabilities at Fair Values. The update to ASC 820-10 clarifies the application of fair value standards in certain circumstances and requires additional disclosures about fair value measurements within Level 3, including sensitivity to changes in unobservable inputs. The update will become effective for the Company on November 1, 2012. The Company is currently evaluating the potential impact of the update on its financial position, results of operations, and cash flows.

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

	October 31, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$16,048	$16,048	$—	$—
Bank deposits	1,990	1,990	—	—
Total financial assets	$18,038	$18,038	$—	$—
Liabilities:
Warrant liability	$17	$—	$—	$17
Total financial liabilities	$17	$—	$—	$17

	October 31, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$9,046	$9,046	$—	$—
Bank deposits	4,643	4,643	—	—
Total financial assets	$13,689	$13,689	$—	$—
Liabilities:
Warrant liability	$1,949	$—	$—	$1,949
Total financial liabilities	$1,949	$—	$—	$1,949

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

Assumptions used to determine the fair value of the warrants were:

	2012	2011	2010
Estimated fair value of stock	$1.00-$3.37	$0.62-$3.75	$0.62-$1.02
Expected warrant term	0.3-1.4 years	1.4-2.4 years	2.4-3.4 years
Risk-free rate	0.1-0.2%	0.2-0.8%	0.4-1.6%
Expected volatility	77.4-80.0%	73.5-79.7%	73.5-76.1%
Dividend yield	0%	0%	0%

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	2012	2011	2010
Beginning balance	$1,949	$144	$626
Warrants exercised	-	(1,042)	-
Total loss (gain) included in net income	(1,932)	2,847	(482)
Ending balance	$17	$1,949	$144

In the fiscal year ended October 31, 2011, upon exercise of 587,734 of the warrants outstanding, the warrant liability associated with those warrants, amounting to $1,042, was reclassified to additional paid-in capital.

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

In addition, the Company may request that the factor provide it with cash advances based on its accounts receivable and inventory, up to a maximum of $30 million. The factor may either accept or reject the Company’s request for advances at its discretion. Generally, the factor allowed the Company to take advances in an amount equal to 70% of net accounts receivable, plus 60% of the Company’s inventory balance up to a maximum of $2.5 million. Occasionally, the factor allows the Company to take advances in excess of these amounts for short term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2012 and 2011, the Company had no excess advances outstanding.

Amounts to be paid to the Company by the factor for any accounts receivable are offset by any amounts previously advanced by the factor. The interest rate is prime plus 1.5%, annually, subject to a 5.5% floor. In certain circumstances, an additional 1.0% annually is charged for advances against inventory.

The Company also utilizes purchase order financing through the factor, up to a maximum of $2.5 million, to provide funding for the manufacture of its products (see Note 10). In connection with these arrangements, the factor has a security interest in substantially all of the Company’s assets. The factor charges 0.5% of invoiced amounts, subject to certain minimum charges per invoice.

Due from factor consists of the following:

	October 31,
	2012	2011
Outstanding accounts receivable sold to factor	$19,938	$12,667
Less: customer allowances	(5,591)	(5,157)
Less: provision for price protection	(1,846)	(1,795)
Less: advances from factor	-	(4,778)
	$12,501	$937

Outstanding accounts receivable sold to the factor as of October 31, 2012 and 2011 for which the Company retained credit risk amounted to $387 and $2,046, respectively. As of October 31, 2012 and 2011, there were no allowances for uncollectible accounts.

5. ACCOUNTS RECEIVABLE

The following table presents the major components of accounts and other receivables:

	October 31,
	2012	2011
Royalties receivable	$593	$2,513
Trade accounts receivable, net of allowances of $0 and $0	3,343	630
	$3,936	$3,143

6. INVENTORIES

Inventories consist of the following:

	October 31
	2012	2011
Finished goods	$6,538	$5,071
Packaging and components	1,224	6,534
	$7,762	$11,605

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the major components of prepaid expenses:

	October 31,
	2012	2011
Prepaid advertising	$87	$2,795
Other	1,637	276
	$1,724	$3,071

8. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net:

	October 31,
	2012	2011
Computers and software	$3,385	$3,201
Furniture and equipment	1,315	1,131
Leasehold improvements	327	317
	5,027	4,649
Accumulated depreciation	(4,024)	(3,465)
	$1,003	$1,184

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses:

	October 31,
	2012	2011
Accounts payable-trade	$4,847	$5,994
Royalty and software development	8,914	10,071
Salaries and other compensation	838	3,209
Income taxes payable	-	423
Other accruals	891	616
	$15,490	$20,313

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

11.  STOCKHOLDERS’ EQUITY

Common stock warrants

The following table sets forth the number shares of common stock purchasable under outstanding stock purchase warrants at October 31, 2012 and 2011:

Issued in connection with	Issue date	Expiration date	Exercise Price	October 31, 2012	October 31, 2011
Equity financing	September 5, 2007	March 5, 2013	$2.04	1,110,001	1,110,001
Consulting services	June 14, 2006	May 31, 2013	$1.55	16,500	16,500
Consulting services	March 29, 2010	March 28, 2015	$1.06	50,000	70,000
				1,176,501	1,196,501

On September 5, 2007, the Company completed a private placement of 3,966,668 units, each consisting of one share of common stock and a warrant to purchase 0.4 shares of common stock, in which the Company raised $6.0 million in gross proceeds. The warrants issued in the transaction have an exercise price of $2.04 per share and a term of five years, beginning six months from the issue date. Additionally, the warrants contain a cashless exercise feature if a registration statement is not effective on the date of exercise, and a provision for exercise price adjustments under certain circumstances as defined in the warrant agreement. Therefore, they are classified as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The Company initially allocated $2.1 million of the proceeds received in the transaction to the warrants based on the fair values of the warrants on the date of the transaction. The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non-cash charge or gain to earnings each period. The warrants were valued at $17 and $1,949 at October 31, 2012 and 2011, respectively, primarily due to fluctuations in the Company’s stock price. This resulted in a non-cash gain of $1,932, a non-cash loss of $2,847 and a non-cash gain of $482 due to the change in fair value of warrants during the years ended October 31, 2012, 2011 and 2010, respectively. The Company used the Black-Scholes method to value the warrants (see Note 3).

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

A summary of the status of the Company’s outstanding warrants and units as of October 31 and changes during the years then ended is presented below:

	2012	2011	2010
Outstanding at beginning of year	1,196,501	2,226,469	2,201,469
Issued	-	100,000	100,000
Exercised	(20,000)	(1,029,968)	—
Cancelled	-	(100,000)	(75,000)
Outstanding at end of year	1,176,501	1,196,501	2,226,469

12. STOCK-BASED COMPENSATION ARRANGEMENTS

On February 13, 2004, the stockholders approved a stock option plan that provides for the granting of stock-based awards. The plan covers employees, directors and consultants and provides for among other things, the issuance of restricted stock, non-qualified options and incentive stock options. On June 8, 2005, the Company’s stockholders and Board of Directors approved the amendment and restatement to the Company’s 2004 Employee, Director and Consultant Stock Plan (renamed 2004 Employee, Director and Consultant Incentive Plan) (the “Plan”) to: (a) increase the number of shares of common stock reserved for issuance under the Plan by 4,000,000; (b) add a share-counting formula to the Plan pursuant to which each share issued under restricted stock or other awards, other than options or stock appreciation rights, counts against the number of total shares available under the Plan as 1.3 shares, and each share issued as options or stock appreciation rights counts against the total shares available under the Plan as one share; (c) increase the share limitation on the number of awards that may be granted to any participant in any fiscal year to 1,000,000; (d) add provisions for the grant of cash awards and other types of equity based awards; and (e) delete a provision allowing for the repricing of awards. On June 11, 2007, the Company’s stockholders and Board of Directors approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan by 4,000,000. On April 21, 2009 the Company’s stockholders and Board of Directors approved an amendment to the Plan to increase the number of common shares available for issuance under the Plan by 3,000,000 shares. On April 18, 2012 the Company’s stockholders and Board of Directors approved an amendment to the Plan to increase the number of common shares available for issuance under the Plan by 3,800,000 shares.

As of October 31, 2012, the Company had reserved 14.4 million shares of common stock for issuance under the Plan, of which 4.3 million shares are available for future issuance.

A summary of the status of the Company’s outstanding stock options as of October 31, 2012 and changes during the year then ended is presented below:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,560,629	$4.50
Granted	84,840	$1.76
Cancelled	(390,744)	$3.33
Exercised	(13,158)	$0.68
Outstanding at end of year	1,241,567	$4.72
Options exercisable at year-end	1,057,999	$5.46
Weighted-average fair value of options granted during the year		$1.11

The fair value of options granted during the year ended October 31, 2012 was $94.

The intrinsic value of options outstanding at October 31, 2012 was $99 based on a fair value of $1.00 per share. The intrinsic value of options exercised in the years ended October 31, 2012 and 2011 was $13 and $126, respectively.

The weighted average contractual term of exercisable and outstanding options October 31, 2012 was 3.0 years and 3.5 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended October 31:

	2012	2011	2010
Risk free annual interest rate	0.5%	1.5%	1.3%
Expected volatility	86%	76%	74%
Expected life	4.25 years	4.25 years	4.25 years
Assumed dividends	None	None	None

Restricted stock grants are granted to directors and employees and have a vesting period of six months to three years. The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period.

Non-cash compensation expenses related to stock options and restricted stock grants are recorded in general and administrative expenses in the accompanying consolidated statements of operations and totaled $1,686, $1,468 and $1,395 for the years ended October 31, 2012, 2011 and 2010, respectively. As of October 31, 2012 and 2011, there was approximately $160 and $200 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.4 and 1.8 years, respectively. The total fair value of shares vested during October 31, 2012 was $948.

A summary of the status of the Company’s restricted stock grants as of October 31, 2012 and changes during the year then ended is presented below:

2012
Balance at beginning of period	1,623,651
Granted	632,634
Vested	(859,851)
Cancelled	(16,720)
Outstanding at end of period	1,379,714

The fair value of restricted shares granted during the years ended October 31, 2012, 2011 and 2010 was $1,171, $2,084 and $893, respectively. As of October 31, 2012, there was approximately $1,854 of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. The fair value of restricted shares vested during the years ended October 31, 2012, 2011 and 2010 was $1,698, $2,489 and $766, respectively.

On March 29, 2010, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to a consultant in consideration for services, under the Plan, of which 30,000 were exercised in 2011, 20,000 were exercised in 2012 and 50,000 were outstanding as of October 31, 2012. The warrants are exercisable at an exercise price of $1.06 at any time over a five-year period.

On July 21, 2006, the Company issued warrants to purchase an aggregate of 150,000 shares of common stock to a consulting firm in consideration for services, under the Plan. In the years ended October 31, 2012, 2011 and 2010, 0, 23,500, and 0 warrants were exercised on a cashless basis for 0, 14,160, and 0 shares of common stock, respectively, and 16,500 were outstanding as of October 31, 2012. The warrants are exercisable at an exercise price of $1.55 at any time over a seven-year period.

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

13.  INCOME TAXES

The provision (benefit) for income taxes for the years ended October 31, 2012, 2011 and 2010 consists of:

	2012	2011	2010
Current:
Federal	$34	$274	$—
State	39	152	(1,656)
Deferred:
Federal	1,259	3,954	(403)
State	213	77	(84)
Impact of change in effective tax rates on deferred taxes	—	1,937	1,312
Less: valuation allowance	(1,472)	(5,968)	(825)
	$73	$426	$(1,656)

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2012, 2011 and 2010 relates to the following:

	2012		2011		2010
	Amount	Percent of Pretax income	Amount	Percent of Pretax income	Amount	Percent of Pretax income
Tax (benefit) at federal statutory rate	$1,593	34%	$2,469	34%	$(894)	(34)%
State income taxes, net of federal income taxes	252	5%	229	3%	(84)	(3)%
Effect of warrant liability	(657)	(14)%	968	13%	(164)	(6)%
Effect of sale of NOL	—	—%	—	—%	563	21%
Effect of other permanent items	325	7%	48	1%	34	1%
Impact of change in effective tax rates on deferred taxes	—	—%	1,937	27%	1,312	50%
Sale of state net operating losses	—	—%	—	—%	(1,656)	(63)%
Change in valuation allowance	(1,472)	(31)%	(5,968)	(82)%	(825)	(31)%
Reduction of deferred benefits	32	1%	743	10%	58	2%
	$73	2%	$426	6%	$(1,656)	(63)%

The components of deferred income tax assets (liabilities) were as follows:

	October 31,
	2012	2011
Impairment of capitalized software development costs and prepaid license fees not currently deductible	$-	$1,448
Depreciation and amortization	(103)	(174)
Impairment of inventory	565	631
Compensation expense not deductible until options are exercised	244	224
All other temporary differences	1,673	1,006
Net operating loss carry forward	22,987	23,703
Less valuation allowance	(25,366)	(26,838)
Deferred tax asset	$—	$—

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Based upon the Company’s current and forecast operating results, management cannot conclude that it is more likely than not that such assets will be realized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards available for income tax purposes at October 31, 2012 amounts to approximately $66,980 and expires between 2025 and 2030 for federal income taxes, and approximately $18,988 for state income taxes, which primarily expires between 2013 and 2017.

The Company files income tax returns in the U.S., various states and the United Kingdom. As of October 31, 2012, the Company had no unrecognized tax benefits, which would impact its tax rate if recognized. As of October 31, 2012, the Company had no accrual for the potential payment of penalties. As of October 31, 2012, the Company was not subject to any U.S. federal, state or foreign income tax examinations. The Company’s U.S. federal tax returns have been examined for the tax years 2003 through 2004, and income taxes for Majesco Europe Limited have been examined for the year ended October 31, 2006 in the United Kingdom with the results of such examinations being reflected in the Company’s results of operations as of October 31, 2012. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months.

In the years ended October 31, 2012, 2011 and 2010, the Company received proceeds of approximately $0, $0, and $1,676, respectively, from the sale of the rights to $0, $0, and $21,155, respectively, of New Jersey state income tax net operating loss carryforwards, under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority, which is reflected as an income tax benefit in the consolidation statements of operations.

14. INCOME (LOSS) PER SHARE

The table below provides a reconciliation of basic and diluted average shares outstanding used in computing income (loss) per share, after applying the treasury stock method.

	2012	2011	2010
Basic weighted average shares outstanding	39,973,248	38,527,589	37,019,750
Common stock options	222,355	385,487	-
Non-vested portion of restricted stock grants	467,074	900,681	-
Warrants	160,520	310,211	-
Diluted weighted average shares outstanding	40,823,197	40,123,968	37,019,750

Options, warrants and restricted stock grants representing a total of 4,145,802, 761,265 and 5,675,220 potential shares of common stock at October 31, 2012, 2011 and 2010, respectively, were not included in the calculation of diluted earnings per common share for the years ended, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, at each balance sheet date:

	October 31, 2012	October 31, 2011
Shares issuable under common stock warrants	1,176,501	1,196,501
Shares issuable under stock options	1,241,567	1,560,629
Non-vested portion of restricted stock grants	1,379,713	1,623,651

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

On November 18, 2011, a complaint for patent infringement was filed in the United States District Court for the Northern District of Ohio by Impulse Technology Ltd. against the Company, Nintendo of America, Inc. and certain other game publisher defendants that have released games for Nintendo’s Wii console. The case was dismissed against Impulse with prejudice on October 23, 2012.

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC against Microsoft Corporation and the Company. The complaint alleges that Kinect and certain Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. Intelligent Verification Systems is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company intends, in conjunction with Microsoft, to defend itself against the claim. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

In addition to the items above, the Company at times may be a party to claims and suits in the ordinary course of business. We record a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. The Company has not recorded a liability with respect to the matters above. While the Company believes that it has valid defenses with respect to the legal matters pending and intends to vigorously defend the matters above, given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Commitments

At October 31, 2012, the Company was committed under agreements with certain software developers for future milestone payments aggregating $7,432. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. In addition, the Company may have to pay royalties for products sold. Certain of these payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.

The Company is obligated under non-cancelable operating leases for administrative offices expiring at various dates through 2014. The future aggregate minimum rental commitments exclusive of required payments for operating expenses are as follows:

Year ending October 31,
2013	421
2014	297
2015	73

Total rent expense amounted to $539, $513 and $433 for the years ended October 31, 2012, 2011 and 2010, respectively.

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

16. PURCHASE OF ASSETS

On June 3, 2011, the Company acquired certain assets and assumed certain liabilities of Quick Hit, Inc. (“Quick Hit”), a developer and operator of online games. The aggregate purchase price paid was approximately $837 in cash. The Company also entered into an exclusive license agreement with a senior lender to Quick Hit for the source code to an online interactive football game, with options to extend the license and purchase the game at the end of the license period, under which it paid $125 to license the code through December 31, 2011. In December 2011, the Company paid $125 to license the code through September 2012, at which time the Company entered into an option to acquire the code for an additional payment based on game revenue earned after September 2012.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Valuation
Intangible assets	$105
Property and equipment	434
Working Capital and other assets	244
Net identifiable assets	783
Goodwill	54
Net assets acquired	$837

In connection with a reduction of planned development activities to be performed by the former Quick Hit development team, the Company determined that the Goodwill recorded in connection with the acquisition was impaired as of October 31, 2012 and recorded a charge of $54 to general and administrative expenses in the year then ended.

In accordance with ASC 805, the following supplemental pro forma consolidated financial information is provided using historical data of Quick Hit, Inc. and of the Company, adjusted for the application of the acquisition method of accounting as if the acquisition had occurred on November 1, 2009 for the years ended October 31, 2010 and 2011.

Quick Hit was originally formed in 2008 to develop and operate a series of online, head-to-head sports games (e.g. football, baseball, basketball, hockey and soccer) with aspects of massively multiplayer online role-playing games (MMORPG) and 3D technology. Between 2009 and 2011, Quick Hit revised its business plan to focus resources on adding features to its football game launched in 2009, delayed its schedule of future releases and reduced its workforce from over 30 in 2009 to 12 by June 2011. The Company now utilizes this workforce to operate its social games strategy and reduce its subcontracted development costs. Accordingly, the supplemental pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Quick Hit acquisition been completed as of the dates presented, and should not be taken as a representation of the Company’s future consolidated results of operations or financial position.

F-18

	2011	2010
	(unaudited)	(unaudited)
Net revenues	$126,020	$76,173
Net income (loss)	3,837	(7,837)
Basic net income (loss) per share	0.10	(0.21)
Diluted net income (loss) per share	0.10	(0.21)

In the year ended October 31, 2011, net revenues and net losses related to the former Quick Hit operations amounted to approximately $240 and $1,488, respectively. In connection with the transaction, the Company hired 12 employees of Quick Hit, representing substantially all of its personnel. In addition, the Company issued 170,652 shares of restricted common stock as part of the inducement and retention of employees. The shares of restricted common stock have a transaction-date fair value of $524, which is being recognized as stock-based compensation expense as the shares vest at the rate of one-third of the shares granted every six months over the 18 month period following June 3, 2011.

17.  EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering all eligible employees. The Company charged to operations $85, $59 and $81 for contributions to the retirement plan for the years ended October 31, 2012, 2011 and 2010, respectively. Certain stockholders and key employees of the Company serve as trustees of the plan.

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

The following table summarizes expense to Morris Sutton,:

	Year Ended October 31,
	2012	2011	2010
Consulting	$150	$150	$150
Commissions	-	-	131
Total	$150	$150	$281

In 2011 and 2012, the Company purchased a portion of its Zumba belt accessories from a secondary supplier, on terms equivalent to those of its primary supplier. Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from the supplier of approximately $710 and $260 in the years ended October 31, 2012 and 2011, respectively, based on the value of the Company’s purchases. In addition, in the year ended October 31, 2012, the Company purchased $35 of supplies from a company controlled by Morris Sutton.

The Company entered into an agreement with a Board member, effective March 2010, to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10. For the years ended October 31, 2012, 2011 and 2010, consulting fees incurred under the agreement amounted to $120, $120 and $73, respectively. The Company had accounts payable and accrued expenses of approximately $0 and $10 as of October 31, 2012 and 2011, respectively, under the agreement.

19. VALUATION AND QUALIFYING ACCOUNTS

	Beginning			Ending
	Balance	Additions	Deductions	Balance
Fiscal Year Ended October 31, 2012
Valuation allowance for deferred income taxes	$26,838		$1,472	$25,366
Provision for price protection	1,795	$4,324	4,273	1,846
Fiscal Year Ended October 31, 2011
Valuation allowance for deferred income taxes	32,806		5,968	26,838
Provision for price protection	1,216	3,951	3,372	1,795
Fiscal Year Ended October 31, 2010
Valuation allowance for deferred income taxes	33,631		825	32,806
Provision for price protection	1,992	3,482	4,258	1,216

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal year ended October 31, 2012

	Quarter
	First	Second	Third	Fourth
Net revenues	$66,180	$30,400	$9,145	$26,562
Gross profit	23,014	12,171	3,516	4,814
Operating income (loss)	7,555	2,758	(3,613)	(2,988)
Net income (loss)	7,726	2,703	(3,087)	(2,729)
Net income (loss) per share:
Basic	$0.19	$0.07	$(0.08)	$(0.07)
Diluted	$0.19	$0.07	$(0.08)	$(0.07)

Fiscal year ended October 31, 2011

	Quarter
	First	Second	Third	Fourth
Net revenues	$48,466	$32,142	$19,545	$25,138
Gross profit	19,631	13,651	7,953	4,240
Operating income (loss)	8,039	5,334	938	(2,951)
Net income (loss)	6,762	2,075	1,889	(3,894)
Net income (loss) per share:
Basic	$0.18	$0.05	$0.05	$(0.10)
Diluted	$0.18	$0.05	$0.05	$(0.10)

21. SUBSEQUENT EVENT

On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost based model using outside subcontractors in the production of our games. The realignment included a reduction in workforce of approximately 40 employees, including 14 employees related to the closure of our studio in Massachusetts, which focused on social games for Facebook, 14 game-testing personnel in our New Jersey facility, and other marketing and support personnel. We expect to record a charge of approximately $700 to $1,000 in the first quarter of fiscal 2013 relating to this reduction in force, consisting primarily of one-time severance payments and termination benefits.

