Form 10-Q
period 2013-01-31
MAJESCO ENTERTAINMENT CO
filed 2013-03-12
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

As of March 7, 2013, there were 41,760,653 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 31, 2013	October 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,763	$18,038
Due from factor, net	4,684	12,501
Accounts and other receivables, net	2,015	3,936
Inventory	3,307	7,762
Advance payments for inventory	242	257
Capitalized software development costs and license fees, net	3,833	3,489
Prepaid expenses and other current assets	428	1,724
Total current assets	41,272	47,707
Property and equipment, net	840	1,003
Other assets	569	588
Total assets	$42,681	$49,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,208	$15,490
Advances from customers and deferred revenue	44	4,454
Warrant liability - current	-	17
Total current liabilities	15,252	19,961
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 41,682,615 and 41,862,321 shares issued and outstanding at January 31, 2013 and October 31, 2012, respectively	42	42
Additional paid-in capital	121,035	120,755
Accumulated deficit	(93,029)	(90,888)
Accumulated other comprehensive loss	(619)	(572)
Net stockholders’ equity	27,429	29,337
Total liabilities and stockholders’ equity	$42,681	$49,298

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended January 31
	2013	2012
Net revenues	$23,472	$66,180
Cost of sales
Product costs	8,414	23,838
Software development costs and license fees	7,906	19,328
Total cost of sales	16,320	43,166
Gross profit	7,152	23,014
Operating costs and expenses
Product research and development	2,082	2,307
Selling and marketing	3,729	8,986
General and administrative	2,251	3,017
Workforce reduction	776	-
Loss on impairment of capitalized development costs and license fees – cancelled games	175	991
Depreciation and amortization	111	158
Total operating costs and expenses	9,124	15,459
Operating (loss) income	(1,972)	7,555
Other expenses (income)
Interest and financing costs	183	463
Change in fair value of warrant liability	(17)	(827)
(Loss) Income before income taxes	(2,138)	7,919
Income taxes	3	193
Net (loss) income	$(2,141)	$7,726
Net (loss) income per share:
Basic	$(0.05)	$0.19
Diluted	$(0.05)	$0.19
Weighted average shares outstanding:
Basic	40,482,898	39,736,792
Diluted	40,482,898	41,495,430

See accompanying notes to condensed consolidated financial statements

4

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands.)

	Three Months Ended January 31
	2013	2012
Net (loss) income	$(2,141)	$7,726
Other comprehensive (loss) income
Foreign currency translation adjustments	(47)	(30)
Other comprehensive (loss) income	(47)	(30)
Comprehensive (loss) income	$(2,188)	$7,696

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,141)	$7,726
Adjustments to reconcile net (loss)income to net cash provided by (used in) operating activities:
Depreciation and amortization	111	158
Change in fair value of warrant liability	(17)	(827)
Non-cash compensation expense	280	434
Provision for price protection	763	2,408
Amortization of capitalized software development costs and license fees	2,336	9,280
Loss on impairment of capitalized software development costs and license fees	175	991
Provision for excess inventory	229	-
Changes in operating assets and liabilities:
Due from factor	7,054	(15,399)
Accounts and other receivables, net	1,912	(1,779)
Inventory	4,226	3,407
Capitalized software development costs and license fees	(2,855)	(1,893)
Advance payments for inventory	15	4,769
Prepaid expenses and other assets	1,311	1,721
Accounts payable and accrued expenses	(204)	1,727
Advances from customers and deferred revenue	(4,402)	(3,322)
Net cash provided by operating activities	8,793	9,401
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(26)	(117)
Net cash used in investing activities	(26)	(117)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of inventory financing	-	(1,237)
Net cash used in financing activities	-	(1,237)
Effect of exchange rates on cash and cash equivalents	(42)	14
Net increase in cash and cash equivalents	8,725	8,061
Cash and cash equivalents — beginning of period	18,038	13,689
Cash and cash equivalents — end of period	$26,763	$21,750
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest and financing costs	$144	$463
Cash paid during the period for income taxes	$-	$514

See accompanying notes to condensed consolidated financial statements

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

Geographic regions

Net revenues by geographic region were as follows:

	Three months Ended January 31,
	2013	%	2012	%
United States	$17,328	74	$49,431	75
Europe	6,144	26	16,749	25
Total net revenues	$23,472	100	$66,180	100

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended October 31, 2012 filed with the Securities and Exchange Commission on Form 10-K on January 14, 2013.

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

In certain instances, customers and distributors provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers. Advances are classified as advances from customers and deferred revenue in the accompanying condensed consolidated balance sheet. Included in advances from customers and deferred revenue are $0 and $969 of deferred license revenue at January 31, 2013 and October 31, 2012, respectively. Included in advances from customers and deferred revenue are $0 and $3,366 of deferred revenue at January 31, 2013 and October 31, 2012, respectively, on sales of products to a distributor with a future street date. In connection with the deferred revenue from product sales, the Company had approximately $1,093 of deferred cost of sales – product included in prepaid expenses and other current assets at October 31, 2012, which amount is included in product costs in the three months ended January 31, 2013.

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

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date. As of January 31, 2013 and October 31, 2012, $500 of such costs are classified as non-current.

The amortization period for capitalized software development costs and prepaid license fees is usually no longer than one year from the initial release of the product. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales may be larger than anticipated in any given quarter. The recoverability of capitalized software development costs and prepaid license fees is evaluated quarterly based on the expected performance of the specific products to which the costs relate. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, the Company expenses these capitalized costs to “cost of sales-capitalized software development costs and license fees,” in the period such a determination is made. These expenses may be incurred prior to a game’s release for games that have been developed. If a game is cancelled prior to completion of development and never released to market, the amount is expensed to general and administrative expenses. If the Company was required to write off capitalized software development costs and prepaid license fees, due to changes in market conditions or product acceptance, its results of operations could be materially adversely affected.

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

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are price protection and customer allowances, the valuation of inventory, the recoverability of advance payments for capitalized software development costs and intellectual property licenses, and the valuation allowances for deferred tax benefits. Actual results could differ from those estimates.

(Loss) Income Per Share. Basic (loss) income per share of common stock is computed by dividing net (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Basic income (loss) per share excludes the impact of unvested shares of restricted stock issued as long term incentive awards to directors, officers and employees. Diluted income per share reflects the potential impact of common stock options and unvested shares of restricted stock and outstanding common stock purchase warrants that have a dilutive effect under the treasury stock method. Diluted (loss) per share excludes the potential impact of common stock options, unvested shares of restricted stock and outstanding common stock purchase warrants because their effect would be anti-dilutive.

Commitments and Contingencies.  We are subject to claims and litigation in the ordinary course of our business. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the three months ended January 31, 2013, sales of the Company’s Zumba Fitness games accounted for approximately 67% of net revenues, and for the three months ended January 31, 2012, sales of the Company’s Zumba Fitness games accounted for approximately 77% of net revenues. We license the rights to publish these games from a third party and have rights to publish other Zumba Fitness games. If the new versions are not successful, this may have a significant impact on our results of operations and cash flows.

Recent Accounting Pronouncements.

Comprehensive Income — In February 2013, the FASB issued an update to ASC 220, Comprehensive Income. The update to ASC 220 establishes standards for the reporting and presentation of reclassifications out of accumulated other comprehensive income. The update will become effective for the Company on February 1, 2013. Adoption of the update is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

3. FAIR VALUE

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	January 31, 2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$19,053	$19,053	$—	$—
Bank deposits	$7,710	$7,710	$—	$—
Total financial assets	$26,763	$26,763	$—	$—
Liabilities:
Warrant liability	$-	$—	$—	$-
Total financial liabilities	$-	$—	$—	$-

	October 31, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$16,048	$16,048	$—	$—
Bank deposits	$1,990	$1,990	$—	$—
Total financial assets	$18,038	$18,038	$—	$—
Liabilities:
Warrant liability	$17	$—	$—	$17
Total financial liabilities	$17	$—	$—	$17

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

Assumptions used to determine the fair value of the warrants were:

	Three months ended January 31,
	2013	2012
Estimated fair value of stock	$0.61-$1.00	$2.53-$3.37
Expected warrant term	0.1-0.3 years	1.1-1.4 years
Risk-free rate	0.0-0.1%	0.1-0.2%
Expected volatility	77.4-84.8%	79.7-80.1%
Dividend yield	0%	0%

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended January 31, 2013 and 2012 is presented below:

	Three months ended January 31,
	2013	2012
Beginning balance	$17	$1,949
Total (gain) loss included in net (loss) income	(17)	(827)
Ending balance	$-	$1,122

The carrying value of accounts receivable, accounts payable and accrued expenses, due from/to factor, and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE FROM FACTOR, NET

Due from factor consists of the following:

	January 31, 2013	October 31, 2012
Outstanding accounts receivable sold to factor	$11,531	$19,938
Less: customer allowances	(5,062)	(5,591)
Less: provision for price protection	(1,785)	(1,846)
Less: advances from factor	-	-
Total due from factor, net	$4,684	$12,501

Outstanding accounts receivable sold to the factor as of January 31, 2013 and October 31, 2012 for which the Company retained credit risk amounted to $169 and $387, respectively. As of January 31, 2013 and October 31, 2012, there were no allowances for uncollectible accounts. Allowances include provisions for customer payments and incentives deductible in future periods.

5. ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	January 31, 2013	October 31, 2012
Royalties receivable	$1,180	$593
Trade accounts receivable, net of allowances of $0	835	3,343
Total accounts and other receivables, net	$2,015	$3,936

6. INVENTORIES

Inventories consist of the following:

	January 31, 2013	October 31, 2012
Finished goods	$2,451	$6,538
Packaging and components	856	1,224
Total inventories	$3,307	$7,762

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the following:

	January 31, 2013	October 31, 2012
Prepaid advertising	$88	$87
Other	340	1,637
Total prepaid expenses and other current assets	$428	$1,724

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	January 31, 2013	October 31, 2012
Computers and software	$3,397	$3,385
Furniture and equipment	1,330	1,315
Leasehold improvements	164	327
Total property and equipment, gross	4,891	5,027
Accumulated depreciation	(4,051)	(4,024)
Total property and equipment, net	$840	$1,003

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	January 31, 2013	October 31, 2012
Accounts payable-trade	$3,981	$4,847
Royalty and software development	9,516	8,914
Salaries and other compensation	588	838
Workforce reduction costs	634	-
Other accruals	489	891
Total accounts payable and accrued expenses	$15,208	$15,490

10.  STOCKHOLDERS’ EQUITY

Common stock warrants and units

The following table sets forth the number shares of common stock purchasable under outstanding stock purchase warrants at January 31, 2013 and October 31, 2012:

Issued in connection with	Issue date	Expiration date	Exercise Price	January 31, 2013	October 31, 2012
Equity financing	September 5, 2007	March 5, 2013	$2.04	1,110,001	1,110,001
Consulting services	June 14, 2006	May 31, 2013	$1.55	16,500	16,500
Consulting services	March 29, 2010	March 28, 2015	$1.06	50,000	50,000
Total warrants outstanding				1,176,501	1,176,501

In the three months ended January 31, 2012, 20,000 warrants were exercised on a cashless basis for 12,320 shares. There were no other changes to the status of the Company’s outstanding warrants and units in the three months ended January 31, 2013 or 2012.

11. STOCK BASED COMPENSATION ARRANGEMENTS

The Company issued 54,647 shares of restricted stock during the three months ended January 31, 2013 and cancelled 234,353 shares of restricted stock. The Company issued 14,156 shares of restricted stock during the three months ended January 31, 2012 and cancelled 0 shares of restricted stock during the three months ended January 31, 2012. The Company values shares of restricted stock at fair value as of the grant date.

The Company issued 851,061 stock options during the three months ended January 31, 2013. The options have an exercise price of $0.77 per share and a seven-year term and vest in one year. The aggregate grant-date fair value of the options was $400, based on an estimated four-year life, expected volatility of 84.8% and an interest rate of 0.6%. The Company did not issue or cancel any options to purchase shares of common stock during the three months ended January 31, 2012.

Stock-based compensation amounted to $280 in the three months ended January 31, 2013 and $434 in the three months ended January 31, 2012.

12. INCOME TAXES

The federal and state income tax provisions recorded by the Company for the three months ended January 31, 2013 and 2012 reflect the use of available net operating loss (“NOL”) carryforwards to offset taxable income. NOL carryforwards available for income tax purposes at January 31, 2013 amounted to approximately $68,685 for federal income taxes, $20,693 for certain state income taxes and $5,423 for United Kingdom income taxes. Due to the Company’s history of losses, a valuation allowance sufficient to fully offset NOLs and other deferred tax assets has been established under current accounting pronouncements and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal. The tax provision reflected in the accompanying condensed consolidated statements of operations represents alternative minimum taxes and certain state taxes.

13. (LOSS) INCOME PER SHARE

The table below provides a reconciliation of basic and diluted average shares outstanding used in computing (loss) income per share, after applying the treasury stock method.

	Three months ended January 31,
	2013	2012
Basic weighted average shares outstanding	40,482,898	39,736,792
Common stock options	-	469,465
Non-vested portion of restricted stock grants	-	926,286
Warrants	-	362,887
Diluted weighted average shares outstanding	40,482,898	41,495,430

Options, warrants and restricted shares to acquire 4,442,436 shares of common stock were not included in the calculation of diluted (loss) income per common share for the three months ended January 31, 2013 as the effect of their inclusion would be anti-dilutive. Options, warrants and restricted shares to acquire 666,734 shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended January 31, 2012 as the effect of their inclusion would be anti-dilutive.

14. COMMITMENTS AND CONTINGENCIES

Infringement claims

On July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint alleged infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness, Zumba Fitness Rush, Hulk Hogan’s Main Event and Jillian Michaels Fitness Adventure games for Xbox 360, of Impulse’s patents for certain motion tracking technology.  On February 7, 2013, Impulse dropped both Zumba Fitness and Zumba Fitness Rush from the lawsuit, leaving  Jillian Michaels’ Fitness Adventure and Hulk Hogan’s Main Event as the sole remaining games subject to the suit. The Company intends, in conjunction with Microsoft and the other defendants, to defend itself against the claims on these remaining games. Although the Company cannot currently estimate a potential range of loss if the claim against the Company is successful, any such loss is not expected to be material.

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

Commitments

The Company routinely issues purchase orders and enters into short-term commitments in the ordinary course of business. As of January 31, 2013, commitments under development agreements amounted to $4,865.

15. WORKFORCE REDUCTION

On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost based model using outside subcontractors in the production of our games. The realignment included a reduction in workforce of approximately 40 employees, including 14 employees related to the closure of our studio in Massachusetts, which focused on social games for Facebook, 14 game-testing personnel in our New Jersey facility, and other marketing and support personnel. Employees directly affected by the restructuring plan received notification during the three months ended January 31, 2013.

The Company recorded the following charges in the three months ended January 31, 2013:

Severance costs	$766
Lease termination costs	10
Total workforce reduction costs	$776

Changes in the Company’s accrued liabilities for workforce reduction costs in the three months ended January 31, 2013 were as follows:

Beginning balance	$0
Workforce reduction costs accrued	776
Workforce reduction costs paid	(142)
Ending balance	$634

16. RELATED PARTIES

The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and father of the Company’s Chief Executive Officer, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13. Under this arrangement, fees earned in the three months ended January 31, 2013 totaled $38 and fees earned in the three months ended January 31, 2012 totaled $38.

The Company purchases a portion of its Zumba belt accessories from a second supplier, on terms equivalent to those of its primary supplier. Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from the supplier of approximately $10 in the three months ended January 31, 2013, based on the value of the Company’s purchases and $446 in the three months ended January 31, 2012.

The Company also has an agreement with a member of its board of directors to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10. Under this arrangement, fees earned in the three months ended January 31, 2013 totaled $30 and fees earned in the three months ended January 31, 2012 totaled $30.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the fiscal year ended October 31, 2012 and other filings with the Securities and Exchange Commission (“SEC”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assume responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results. References herein to “we,” “us,” “our,” and the “Company” are to Majesco Entertainment Company.

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

Cost of Sales.  Cost of sales consists of product costs and amortization and impairment of software development costs and license fees. A significant component of our cost of sales is product costs. Product costs are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. In cases where we act as a distributor for other publishers products, cost of sales may increase as we acquire products at a higher fixed wholesale price. While the product costs as a percentage of revenue is higher on these products, we do not incur upfront development and licensing fees or resulting amortization of capitalized software development costs. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of capitalized software development costs and license fees – future releases. These expenses may be incurred prior to a game’s release.

Gross Profit.  Gross profit is the excess of net revenues over product costs and amortization and impairment of capitalized software development and license fees. Development and license fees incurred to produce video games are generally incurred up front and amortized to cost of sales. The recovery of these costs and total gross profit is dependent upon achieving a certain sales volume, which varies by title.

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

Loss on Impairment of Capitalized Software Development Costs and License Fees- Cancelled Games.  Loss on impairment of capitalized software development costs and license fees — cancelled games consists of contract termination costs, and the write-off of previously capitalized costs, for games that were cancelled prior to their release to market. We periodically review our games in development and compare the remaining cost to complete each game to projected future net cash flows expected to be generated from sales. In cases where we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete the game, we cancel the game, and record a charge to operating expenses. While we incur a current period charge on these cancellations, we believe we are limiting the overall loss on a game project that is no longer expected to perform as originally expected due to changing market conditions or other factors. Significant management estimates are required in making these assessments, including estimates regarding retailer and customer interest, pricing, competitive game performance, and changing market conditions.

Interest and Financing Costs.  Interest and financing costs are directly attributable to our factoring and our purchase-order financing arrangements.

Income Taxes.  Income taxes consists of our provision/(benefit) for income taxes. Utilization of our net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of NOL carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal. In fiscal 2012, we reversed our valuation allowance to the extent of our NOL used and recorded certain alternative minimum taxes and state taxes.

Seasonality and Variations in Interim Quarterly Results

Our quarterly net revenues, gross profit, and operating (loss) income are impacted significantly by the seasonality of the retail selling season, and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit as a percentage of sales also generally increase in quarters in which we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.

Critical Accounting Estimates

Our discussion and analysis of the financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of capitalized software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses – loss on impairment of capitalized software development costs and license fees – cancelled games. As of January 31, 2013, the net carrying value of our licenses and capitalized software development costs was $4.3 million. If we were required to write off licenses or capitalized software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Results of Operations

Three months ended January 31, 2013 versus three months ended January 31, 2012

Net Revenues. Net revenues for the three months ended January 31, 2013 decreased approximately 65% to $23.5 million from $66.2 million in the comparable quarter last year. The decrease was primarily due to lower sales of our Zumba Fitness products and lower revenues from new releases on the Microsoft Kinect and Nintendo 3DS. The decline in Zumba sales was due to the timing of our newly released titles, and a lower demand for our Zumba products for the Nintendo Wii. We  released Zumba Fitness 2 for the Nintendo Wii in North America and Europe in November 2011; therefore, all launch sales and holiday re-orders were included in our first fiscal quarter of 2012. Comparably, we launched our third Zumba game,  Zumba Core, in October 2012, resulting in approximately $10.9 million of launch sales being reflected in the fourth quarter of our 2012 fiscal year.  Additionally, retail sales during the holiday selling season of Zumba games for the Wii were significantly less than in the prior year. Software sales for all video games for the Nintendo Wii declined approximately 44% in 2012 compared to the prior year, according to NPD, reflecting the end of life of the Wii platform. We also released  a smaller slate of products on the Microsoft Kinect and Nintendo 3DS in the first quarter of 2013 when compared to 2012 due to uncertain market conditions for these platforms.  Net revenues in the European market decreased approximately $10.6 million from $16.7 million during the same period a year ago. Overall Zumba sales accounted for 67% of our net revenues during the period, compared to 77% in the prior year.

The following table sets forth our net revenues by platform:

	Three months Ended January 31,
	2013	%	2012	%
	(thousands)		(thousands)
Nintendo Wii	$12,584	54%	$47,447	72%
Microsoft Xbox 360	5,594	24%	9,597	14%
Nintendo DS/3DS	4,740	20%	8,034	12%
Sony Playstation 3	172	1%	432	1%
Accessories and other	382	1%	670	1%
TOTAL	$23,472	100%	$66,180	100%

Gross Profit. Gross profit for the three months ended January 31, 2013 was $7.2 million compared to a gross profit of $23.0 million in the same quarter last year. The decrease in gross profit was primarily attributable to decreased net revenues for the three months ended January 31, 2013, as discussed above. Gross profit as a percentage of net sales was 30% for the three months ended January 31, 2013, compared to 35% for the three months ended January 31, 2012. The decrease in gross profit as a percentage of sales primarily reflects lower average selling prices and higher development and license fees in the current period and changes in product mix between the periods.

Product Research and Development Expenses. Research and development expenses were $2.1 million for the three months ended January 31, 2013, compared to $2.3 million of expenses for the same period in 2012. Lower development expenses for console games and profit-based incentive compensation were partially offset by increased third-party development costs of mobile games in the current-year period.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $3.7 million for the three months ended January 31, 2013, compared to $9.0 million for the three months ended January 31, 2012. The decrease was primarily due to decreased media advertising related to Zumba and other new releases, lower commissions and other costs associated with lesser sales volumes and lower accrued profit-based incentive compensation.

General and Administrative Expenses. For the three-month period ended January 31, 2013, general and administrative expenses decreased to $2.3 million from $3.0 million in the comparable prior-year period. The decrease primarily reflected lower accrued expenses for incentive compensation accrued in the prior year period based on operating income and lower stock-based compensation due to the effect of forfeitures in the current-year period.

Workforce Reduction. Workforce reduction costs amounted to $776 in the three months ended January 31, 2013. There were no such costs in the prior-year period. On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost based model using outside subcontractors in the production of our games. The realignment included a reduction in workforce of approximately 40 employees. Workforce reduction costs consist primarily of severance costs.

Loss on Impairment of Capitalized Software Development Costs and License Fees – Cancelled Games. For the three-month period ended January 31, 2013, loss on impairment of capitalized software development costs and license fees – cancelled games, amounted to $0.2 million compared to $1.0 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game.

Operating (Loss) Income. Operating loss for the three months ended January 31, 2013 was approximately $2.0 million, compared to operating income of $7.6 million in the comparable period in 2012, primarily as a result of decreased revenues and gross profits discussed above and to approximately $0.8 million of accrued severance costs associated with our January 2013 workforce reduction.

Change in Fair Value of Warrant Liability. We have outstanding warrants that contain a provision that may require settlement by transferring assets and are, therefore, recorded at fair value as liabilities. We recorded a gain of $0.8 million for the three months ended January 31, 2012, reflecting a decrease in the fair value of the warrants primarily based upon the decreased market price of a share of our common stock during the period. In the three months ended January 31, 2013, fair value of the warrants, which expire in March 2013, and the change in the fair value of the warrant liability, was not significant.

Income Taxes. In the three months ended January 31, 2013 and 2012, our income tax expense was $0 and $0.2 million, respectively, representing our current alternative minimum tax provision and certain state income taxes and reflects the use of available net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

As of January 31, 2013, our cash and cash equivalents balance was $26.8 million and funds available to us under our factoring and purchase order financing agreements were $7.0 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.

Our current plan is to fund our operations through product sales and existing cash balances from which we expect to have sufficient funds for the next twelve months. However, our operating results may vary significantly from period to period and we have previously incurred operating losses. Industry-wide sales of video game software have declined for the past two years due to the late lifecycle of existing generation gaming platforms and the introduction of competing platforms such as mobile gaming. Based on these factors, and an analysis of retail sales for our products during the first quarter of our 2013 fiscal year, we expect to experience declining sales and an operating loss for fiscal 2013 and have reflected these expectations in our operating plan. We may be required to modify our plan, or seek outside sources of financing, and/or equity sales, if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Additionally, we are dependent on our purchase order financing and account receivable factoring agreement to finance our working capital needs, including the purchase of inventory. If the current level of financing was reduced or we fail to meet our operational objectives, it could create a material adverse change in the business.

Factoring and Purchase Order Financing.

To satisfy our liquidity needs, we factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at January 31, 2013. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had no outstanding advances for purchase order financing at January 31, 2013.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At January 31, 2013, we had no excess advances outstanding.

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

Commitments and Contingencies.

As previously disclosed, on July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint alleged infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness, Zumba Fitness Rush, Hulk Hogan’s Main Event and Jillian Michaels Fitness Adventure games for Xbox 360, of Impulse’s patents for certain motion tracking technology.  On February 7, 2013, Impulse dropped both Zumba Fitness and Zumba Fitness Rush from the lawsuit, leaving  Jillian Michaels’ Fitness Adventure and Hulk Hogan’s Main Event as the sole remaining games subject to the suit. The Company intends, in conjunction with Microsoft and the other defendants, to defend itself against the claims on these remaining games. Although the Company cannot currently estimate a potential range of loss if the claim against the Company is successful, any such loss is not expected to be material.

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

Commitments under development agreements amounted to $4.9 million at January 31, 2013. In addition, certain agreements provide for minimum commitments for marketing support.

Off-Balance Sheet Arrangements

As of January 31, 2013, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $26.8 million as of January 31, 2013 compared to $18.0 million at October 31, 2012 and $21.8 million at January 31, 2012. Working capital as of January 31, 2013 was $26.0 million compared to $27.7 million at October 31, 2012. Changes in cash and working capital balances reflected operating results as well as significant seasonal factors. Total cash and equivalents, plus advances available to us under our factoring agreement were $33.8 million and $31.3 million at January 31, 2013 and October 31, 2012, respectively.

Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the three months ended January 31, 2013, we generated approximately $8.8 million in cash flow from operating activities, compared to $9.4 million in the same period last year. The effects of our net loss in the current period, compared to net income of $7.7 million in the prior-year period, were offset by the timing of cash receipts from sales and disbursements for license and development costs. Amounts due from our factor increased $15.4 million during the three months ended January 31, 2012 while noncash amortization of capitalized software development costs incurred in prior periods amounted to $9.3 million.

Investing Cash Flows. Cash used in investing activities for the three months ended January 31, 2013 amounted to less than $0.1 million, compared to $0.1 million in the three months ended January 31, 2012.

Financing Cash Flows. Net cash used in financing activities for the three months ended January 31, 2012 reflected cash used to reduce outstanding borrowings under our purchase order financing agreement for seasonal inventory. We had no outstanding borrowing at October 31, 2012 and, accordingly, there were no net cash outflows for repayments in the three months ended January 31, 2013.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market Risk

We are exposed to certain market risks in the normal course of business, primarily risks associated with fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We earn certain revenues from transactions denominated in foreign currencies and are exposed to market risk resulting from fluctuations in foreign currency exchange rates, particularly Euros, which may result in gains or losses in our results of operations. Accordingly, our future results could be adversely affected by declines in exchange rates for the Euro. In the three months ended January 31, 2013, revenues from Zumba games in Europe decreased significantly. Accordingly, our revenue and gross profits from transactions denominated in Euros and related exposures to foreign currency losses decreased significantly. However, the portion of our total revenue represented by these transactions may fluctuate significantly on a quarterly basis.

We may hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated revenues by entering into foreign exchange forward contracts that reduce, but do not eliminate our risk. During the three months ended January 31, 2013 and 2012, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities. We do not maintain significant working capital balances denominated in foreign currencies or enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

To satisfy our liquidity needs, we factor our receivables and periodically utilize financing to provide funding for the manufacture of our products. We had no outstanding advances for purchase order financing at January 31, 2013.

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

At January 31, 2013, we had cash and cash equivalents of $26.8 million in the form of bank deposits and money market funds. Our cash balances fluctuate significantly during the year. However, interest income on cash balances is not expected to be significant to our results of operations.

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

Subject to the limitations above, management believes that the condensedconsolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint alleged infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness, Zumba Fitness Rush, Hulk Hogan’s Main Event and Jillian Michaels Fitness Adventure games for Xbox 360, of Impulse’s patents for certain motion tracking technology.  On February 7, 2013, Impulse dropped both Zumba Fitness and Zumba Fitness Rush from the lawsuit, leaving  Jillian Michaels’ Fitness Adventure and Hulk Hogan’s Main Event as the sole remaining games subject to the suit. The Company intends, in conjunction with Microsoft and the other defendants, to defend itself against the claims on these remaining games. Although the Company cannot currently estimate a potential range of loss if the claim against the Company is successful, any such loss is not expected to be material.

Except with respect to the foregoing development, there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks, other than an update to one risk factor as follows, in order to reflect a notification recently received from Nasdaq:

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

On March 1, 2013, we received a letter from Nasdaq notifying us that for the 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2).

The letter also stated that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until August 28, 2013, to regain compliance with the minimum bid price requirement. Compliance is achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten consecutive trading days prior to August 28, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1		Second Amendment to the Confidential License Agreement for the Wii Console, effective February 20, 2013, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2013).
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	#	XBRL Instance Document.
101.SCH	#	XBRL Schema Document.
101.CAL	#	XBRL Calculation Linkbase Document.
101.LAB	#	XBRL Label Linkbase Document.
101.PRE	#	XBRL Presentation Linkbase Document

* Filed herewith.

# In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer
Date: March 12, 2013

