Form 10-Q
period 2013-04-30
MAJESCO ENTERTAINMENT CO
filed 2013-06-10
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 3, 2013, there were 41,846,736 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 30, 2013	October 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,535	$18,038
Due from factor, net	115	12,501
Accounts and other receivables, net	1,820	3,936
Inventory	2,478	7,762
Advance payments for inventory	213	257
Capitalized software development costs and license fees, net	5,653	3,489
Prepaid expenses and other current assets	304	1,724
Total current assets	36,118	47,707
Property and equipment, net	863	1,003
Other assets	569	588
Total assets	$37,550	$49,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,973	$15,490
Advances from customers and deferred revenue	39	4,454
Warrant liability	-	17
Total current liabilities	12,012	19,961
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 41,781,459 and 41,862,321 shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively	42	42
Additional paid-in capital	121,413	120,755
Accumulated deficit	(95,300)	(90,888)
Accumulated other comprehensive loss	(617)	(572)
Net stockholders’ equity	25,538	29,337
Total liabilities and stockholders’ equity	$37,550	$49,298

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012
Net revenues	$9,720	$30,400	$33,192	$96,580
Cost of sales
Product costs	3,851	9,093	12,265	32,931
Software development costs and license fees	2,834	9,136	10,740	28,464
Total cost of sales	6,685	18,229	23,005	61,395
Gross profit	3,035	12,171	10,187	35,185
Operating costs and expenses
Product research and development	1,456	1,671	3,538	3,978
Selling and marketing	1,467	4,686	5,196	13,672
General and administrative	2,215	2,679	4,466	5,696
Workforce reduction	-	-	776	-
Loss on impairment of capitalized software development costs and license fees – cancelled games	-	228	175	1,219
Depreciation and amortization	95	149	206	307
Total operating costs and expenses	5,233	9,413	14,357	24,872
Operating (loss) income	(2,198)	2,758	(4,170)	10,313
Other expenses (income)
Interest and financing costs	74	200	257	663
Change in fair value of warrant liability	-	(165)	(17)	(992)
(Loss) Income before income taxes	(2,272)	2,723	(4,410)	10,642
Income taxes (benefit)	(1)	20	2	213
Net (loss) income	$(2,271)	$2,703	$(4,412)	$10,429
Net (loss) income per share:
Basic	$(0.06)	$0.07	$(0.11)	$0.26
Diluted	$(0.06)	$0.07	$(0.11)	$0.25
Weighted average shares outstanding:
Basic	40,543,635	39,819,106	40,512,763	39,777,497
Diluted	40,543,635	41,387,755	40,512,763	41,445,746

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012
Net (loss) income	$(2,271)	$2,703	$(4,412)	$10,429
Other comprehensive (loss) income
Foreign currency translation adjustments	2	(28)	(45)	(58)
Other comprehensive (loss) income	2	(28)	(45)	(58)
Comprehensive (loss) income	$(2,269)	$2,675	$(4,457)	$10,371

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months Ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,412)	$10,429
Adjustments to reconcile net (loss)income to net cash provided by operating activities:
Depreciation and amortization	206	307
Change in fair value of warrant liability	(17)	(992)
Non-cash compensation expense	665	863
Provision for price protection	1,170	3,006
Amortization of capitalized software development costs and license fees	2,689	10,690
Loss on impairment of capitalized software development costs and license fees	175	1,219
Provision for excess inventory	319	-
Changes in operating assets and liabilities:
Due from factor	11,216	(5,940)
Accounts and other receivables	2,079	(1,487)
Inventory	4,965	6,098
Capitalized software development costs and license fees	(5,028)	(4,750)
Advance payments for inventory	44	5,712
Prepaid expenses and other assets	1,421	2,309
Accounts payable and accrued expenses	(3,438)	(2,748)
Advances from customers and deferred revenue	(4,377)	(5,222)
Net cash provided by operating activities	7,677	19,494
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(145)	(179)
Net cash used in investing activities	(145)	(179)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of inventory financing	-	(1,238)
Net cash used in financing activities	-	(1,238)
Effect of exchange rates on cash and cash equivalents	(35)	(32)
Net increase in cash and cash equivalents	7,497	18,045
Cash and cash equivalents — beginning of period	18,038	13,689
Cash and cash equivalents — end of period	$25,535	$31,734
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest and financing costs	$324	$663
Cash paid during the period for income taxes	$-	$514

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per-share amounts)

1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

The accompanying financial statements present the financial results of Majesco Entertainment Company and Majesco Europe Limited, its wholly-owned subsidiary, (“Majesco” or the “Company”) on a consolidated basis.

The Company is a provider of video game products primarily for the casual-game consumer. It sells its products primarily to large retail chains, specialty retail stores, and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS and Wii, Sony’s PlayStation 3, or PS3, Microsoft’s Xbox 360 and the personal computer, or PC, and, in some instances, distributes games for others. It also publishes and distributes games for digital platforms such as Xbox Live Arcade and PlayStation Network, or PSN, mobile platforms such as the iOS and Android phones, and online sites such as Facebook and Steam.

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

Geographic regions

Net revenues by geographic region were as follows:

	Three months Ended April 30,				Six months Ended April 30,
	2013	%	2012	%	2013	%	2012	%
United States	$8,265	85	$23,916	79	$25,593	77	$73,347	76
Europe	1,455	15	6,484	21	7,599	23	23,233	24
Total net revenues	$9,720	100	$30,400	100	$33,192	100	$96,580	100

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

The Company operates certain mobile games in which players can play for free and purchase virtual goods for use in the games. We recognize revenues from the sale of certain virtual goods as service revenues over the estimated period in which players use the goods in the game. We currently estimate these periods of use to be less than a year. We will periodically assess our estimates for this period of use and future increases or decreases in these estimates will affect our recognized revenues prospectively. We also recognize advertising revenue related to advertising placed on our game sites as ads are served. The Company has not earned significant revenue to date related to its mobile games.

The Company records revenue for distribution agreements where it is acting as an agent as defined by ASC Topic 605, Revenue Recognition, Subtopic 45, Principal Agent Considerations, on a net basis. When the Company enters into license or distribution agreements that provide for multiple copies of games in exchange for guaranteed amounts, revenue is recognized in accordance with the terms of the agreements, generally upon delivery of a master copy, assuming our performance obligations are complete, the license term commences and all other recognition criteria are met, or as per-copy royalties are earned on sales of games. Revenue from the sale of game accessories to licensees is recognized upon shipment.

In certain instances, customers and distributors provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers. Advances are classified as advances from customers and deferred revenue in the accompanying condensed consolidated balance sheet. Included in advances from customers and deferred revenue are $0 and $969 of deferred license revenue at April 30, 2013 and October 31, 2012, respectively. Included in advances from customers and deferred revenue are $0 and $3,366 of deferred revenue at April 30, 2013 and October 31, 2012, respectively, on sales of products to a distributor with a future street date. In connection with the deferred revenue from product sales, the Company had approximately $1,093 of deferred cost of sales – product included in prepaid expenses and other current assets at October 31, 2012, which amount is included in product costs in the six months ended April 30, 2013.

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

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date. As of April 30, 2013 and October 31, 2012, $500 of such costs were classified as non-current and included in other assets in the accompanying condensed consolidated balance sheets.

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

Costs of developing certain mobile games, including payments to third-party developers are expensed as research and development expenses. Revenue from these games is largely dependent on players’ future purchasing behavior in the game and currently the Company cannot reliably project that future net cash flows from developed games will exceed related development costs.

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

(Loss) Income Per Share. Basic (loss) income per share of common stock is computed by dividing net (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Basic income (loss) per share excludes the impact of unvested shares of restricted stock issued as long term incentive awards to directors, officers and employees. Diluted income per share reflects the potential impact of common stock options, unvested shares of restricted stock and outstanding common stock purchase warrants that have a dilutive effect under the treasury stock method. Diluted (loss) per share excludes the potential impact of common stock options, unvested shares of restricted stock and outstanding common stock purchase warrants because their effect would be anti-dilutive, due to Company net losses or current market prices of shares of the Company’s stock.

Commitments and Contingencies.  We are subject to claims and litigation in the ordinary course of our business. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the three and six months ended April 30, 2013, sales of the Company’s Zumba Fitness games accounted for approximately 65% and 66% of net revenues, respectively, and for the three and six months ended April 30, 2012, sales of the Company’s Zumba Fitness games accounted for approximately 86% and 80% of net revenues, respectively. We license the rights to publish these games from a third party and have rights to publish other Zumba Fitness games. If the new versions are not successful, this may have a significant impact on our results of operations and cash flows.

Recent Accounting Pronouncements.

Comprehensive Income — In February 2013, the FASB issued an update to ASC 220, Comprehensive Income. The update to ASC 220 establishes standards for the reporting and presentation of reclassifications out of accumulated other comprehensive income. The update became effective for the Company on February 1, 2013. Adoption of the update did not have a material impact on the Company’s financial position, results of operations, and cash flows.

3. FAIR VALUE

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	April 30, 2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$22,016	$22,016	$—	$—
Bank deposits	$3,519	$3,519	$—	$—
Total financial assets	$25,535	$25,535	$—	$—

	October 31, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$16,048	$16,048	$—	$—
Bank deposits	$1,990	$1,990	$—	$—
Total financial assets	$18,038	$18,038	$—	$—
Liabilities:
Warrant liability	$17	$—	$—	$17
Total financial liabilities	$17	$—	$—	$17

The Company had outstanding warrants that may have required settlement by transferring assets under certain change of control circumstances and were classified as liabilities in the Company’s consolidated balance sheets. The Company measures the fair value of the warrants at each balance sheet date, using the Black-Scholes method and recorded a gain or loss in earnings each period as change in fair value of warrants. The warrants, which had a fair value of $0, expired in March 2013.

Assumptions used to determine the fair value of the warrants were:

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
Estimated fair value of stock	$0.61	$2.45-$2.53	$0.61-$1.00	$2.45-$3.37
Expected warrant term	0.0-0.1 years	0.9-1.1 years	0.0-0.3 years	0.9-1.4 years
Risk-free rate	0.1%	0.1-0.2%	0.0-0.1%	0.1-0.2%
Expected volatility	84.8%	79.0-80.1%	77.4-84.8%	79.0-80.1%
Dividend yield	0%	0%	0%	0%

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended April 30, 2013 and 2012 is presented below:

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012

Beginning balance	$-	$1,122	$17	$1,949
Total (gain) loss included in net (loss) income	-	(165)	(17)	(992)
Ending balance	$-	$957	$-	$957

The carrying value of accounts receivable, accounts payable and accrued expenses, due from/to factor, and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE FROM FACTOR, NET

Due from factor consists of the following:

	April 30, 2013	October 31, 2012
Outstanding accounts receivable sold to factor	$4,217	$19,938
Less: customer allowances	(2,741)	(5,591)
Less: provision for price protection	(1,361)	(1,846)
Total due from factor, net	$115	$12,501

Outstanding accounts receivable sold to the factor as of April 30, 2013 and October 31, 2012 for which the Company retained credit risk amounted to $64 and $387, respectively. As of April 30, 2013 and October 31, 2012, there were no allowances for uncollectible accounts. Allowances include provisions for customer payments and incentives deductible in future periods.

5. ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	April 30, 2013	October 31, 2012
Royalties receivable	$689	$593
Trade accounts receivable, net of allowances of $0	1,131	3,343
Total accounts and other receivables, net	$1,820	$3,936

6. INVENTORIES

Inventories consist of the following:

	April 30, 2013	October 31, 2012
Finished goods	$2,263	$6,538
Packaging and components	215	1,224
Total inventories	$2,478	$7,762

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the following:

	April 30, 2013	October 31, 2012
Prepaid advertising	$49	$87
Other	255	1,637
Total prepaid expenses and other current assets	$304	$1,724

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	April 30, 2013	October 31, 2012
Computers and software	$3,403	$3,385
Furniture and equipment	1,448	1,315
Leasehold improvements	154	327
Total property and equipment, gross	5,005	5,027
Accumulated depreciation	(4,142)	(4,024)
Total property and equipment, net	$863	$1,003

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	April 30, 2013	October 31, 2012
Accounts payable-trade	$3,765	$4,847
Royalty and software development	6,392	8,914
Salaries and other compensation	995	838
Workforce reduction costs	301	-
Other accruals	520	891
Total accounts payable and accrued expenses	$11,973	$15,490

10.  STOCKHOLDERS’ EQUITY

Common stock warrants and units

The following table sets forth the number shares of common stock purchasable under outstanding stock purchase warrants at April 30, 2013 and October 31, 2012:

Issued in connection with	Issue date	Expiration date	Exercise Price	April 30, 2013	October 31, 2012
Equity financing	September 5, 2007	March 5, 2013	$2.04	-	1,110,001
Consulting services	June 14, 2006	May 31, 2013	$1.55	16,500	16,500
Consulting services	March 29, 2010	March 28, 2015	$1.06	50,000	50,000
Total warrants outstanding				66,500	1,176,501

In the six months ended April 30, 2012, 20,000 warrants were exercised on a cashless basis for 12,320 shares. In the three and six months ended April 30, 2013, 1,110,001 warrants expired. There were no other changes to the status of the Company’s outstanding warrants and units in the three and six months ended April 30, 2013 or 2012.

11. STOCK BASED COMPENSATION ARRANGEMENTS

The Company issued 111,038 and 165,685 shares of restricted stock during the three and six months ended April 30, 2013, respectively, and cancelled 12,194 and 246,547 shares of restricted stock, respectively. The Company issued 18,358 and 32,514 shares of restricted stock during the three and six months ended April 30, 2012, respectively, and cancelled 0 and 0 shares of restricted stock during the three and six months ended April 30, 2012, respectively. The Company values shares of restricted stock at fair value as of the grant date.

The Company issued 0 and 851,061 stock options during the three and six months ended April 30, 2013, respectively, and cancelled 16,069 and 16,069 of stock options, respectively. The options issued during the six months ended April 30, 2013 have an exercise price of $0.77 per share and a seven-year term and vest in one year. The aggregate grant-date fair value of the options was $400, based on an estimated four-year life, expected volatility of 84.8%, an interest rate of 0.6% and a 0% dividend yield. The Company issued 0 and 0 stock options during the three and six months ended April 30, 2012, respectively and cancelled 0 and 0 of stock options, respectively.

Stock-based compensation amounted to $385 and $665 in the three and six months ended April 30, 2013, respectively and $429 and $863 in the three and six months ended April 30, 2012, respectively.

12. INCOME TAXES

The tax provision reflected in the accompanying condensed consolidated statements of operations represents alternative minimum taxes and certain state taxes. The federal and state income tax provisions recorded by the Company for the three and six months ended April 30, 2012 reflect the use of available net operating loss (“NOL”) carryforwards to offset taxable income. NOL carryforwards available for income tax purposes at April 30, 2013 amounted to approximately $71,000 for federal income taxes, $13,000 for certain state income taxes and $5,000 for United Kingdom income taxes. Due to the Company’s history of losses, a valuation allowance sufficient to fully offset NOLs and other deferred tax assets has been established under current accounting pronouncements and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.

13. (LOSS) INCOME PER SHARE

The table below provides a reconciliation of basic and diluted average shares outstanding used in computing (loss) income per share, after applying the treasury stock method.

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	40,543,635	39,819,106	40,512,763	39,777,497
Common stock options	-	419,953	-	444,709
Non-vested portion of restricted stock grants	-	897,132	-	911,709
Warrants	-	251,564	-	311,831
Diluted weighted average shares outstanding	40,543,635	41,387,755	40,512,763	41,445,746

Options, warrants and restricted shares to acquire 3,441,911 and 3,955,524 shares of common stock were not included in the calculation of diluted (loss) income per common share for the three and six months ended April 30, 2013, respectively, as the effect of their inclusion would be anti-dilutive due to the Company’s net loss in the periods. Options, warrants and restricted shares to acquire 696,734 and 666,734 shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended April 30, 2012, respectively, as the effect of their inclusion would be anti-dilutive.

14. COMMITMENTS AND CONTINGENCIES

Infringement claims

On July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint alleged infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness, Zumba Fitness Rush, Hulk Hogan’s Main Event and Jillian Michaels Fitness Adventure games for Xbox 360, of Impulse’s patents for certain motion tracking technology. The Company entered into a settlement agreement resolving the dispute with Impulse on April 23, 2013 and the Company was dismissed from the case with prejudice against Impulse on May 16, 2013. The settlement did not have a material effect on the Company’s consolidated financial position, cash flows or results of operations.

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

In addition to the items above, the Company at times may be a party to claims and suits in the ordinary course of business. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. The Company has not recorded a liability with respect to the Intelligent Verification Systems, LLC matter above. While the Company believes that it has valid defenses with respect to the legal matter pending and intends to vigorously defend the matter, given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of the matter could have a material adverse effect on its consolidated financial position, cash flows or results of operations.

Commitments

The Company routinely issues purchase orders and enters into short-term commitments in the ordinary course of business. As of April 30, 2013, commitments under development agreements amounted to $7,859.

15. WORKFORCE REDUCTION

On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost based model using outside subcontractors in the production of our games. The realignment included a reduction in workforce of approximately 40 employees, including 14 employees related to the closure of our studio in Massachusetts, which focused on social games for Facebook, 14 game-testing personnel in our New Jersey facility, and other marketing and support personnel. A portion of the affected game-testing workforce was converted to seasonal employees. Employees directly affected by the restructuring plan received notification during the three months ended January 31, 2013.

The Company recorded the following charges in the three and six months ended April 30, 2013:

	Three months ended April 30,	Six months ended April 30,
Severance costs	$-	$766
Lease termination costs	-	10
Total workforce reduction costs	$-	$776

Changes in the Company’s accrued liabilities for workforce reduction costs in the three and six months ended April 30, 2013 were as follows:

	Three months ended April 30,	Six months ended April 30,
Beginning balance	$634	$-
Workforce reduction costs accrued	-	776
Workforce reduction costs paid	(333)	(475)
Ending balance	$301	$301

16. RELATED PARTIES

The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and father of the Company’s Chief Executive Officer, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13. Under this arrangement, fees totaled $38 and $75 in the three and six months ended April 30, 2013, respectively, and $38 and $75 in the three and six months ended April 30, 2012, respectively.

The Company purchases a portion of its Zumba belt accessories from a second supplier, on terms equivalent to those of its primary supplier. Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from the supplier of approximately $49 and $59 in the three and six months ended April 30, 2013, respectively, and $0 and $446 in the three and six months ended April 30, 2012, respectively, based on the value of the Company’s purchases.

The Company also has an agreement with a member of its board of directors to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10. Under this arrangement, fees totaled $30 and $60 in the three and six months ended April 30, 2013, respectively, and $30 and $60 in the three and six months ended April 30, 2012, respectively.

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

Overview

We are a provider of video game products primarily for the casual-game consumer. We sell our products primarily to large retail chains, specialty retail stores, and distributors. We publish video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS and Wii, Sony’s PlayStation 3, or PS3, Microsoft’s Xbox 360 and the personal computer, or PC. We also publish games for digital platforms such as Xbox Live Arcade and PlayStation Network, or PSN, mobile platforms such as the iOS and Android phones, and online sites such as Facebook and Steam.

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

Income Taxes.  Income taxes consists of our provision/(benefit) for income taxes. Utilization of our net operating loss (“NOL”) carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of NOL carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal. In fiscal 2012 and 2013, we recorded certain alternative minimum taxes and state taxes and, in fiscal 2012, reversed our valuation allowance to the extent of our NOL used.

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

We operate hosted online games in which players can play for free and purchase virtual goods for use in the games. We recognize revenues from the sale of virtual goods as service revenues over the estimated period in which players use the game. We currently estimate these periods of use to be less than a year. We will periodically assess our estimates for this period of use and future increases or decreases in these estimates will affect our recognized revenues prospectively. We also recognize advertising revenue related to advertising placed on our game sites as ads are displayed.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of capitalized software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses – loss on impairment of capitalized software development costs and license fees – cancelled games. As of April 30, 2013, the net carrying value of our licenses and capitalized software development costs was $6.2 million, including $0.5 million classified as noncurrent and included in other assets in the accompanying condensed consolidated financial statements. If we were required to write off licenses or capitalized software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Results of Operations

Three months ended April 30, 2013 versus three months ended April 30, 2012

Net Revenues. Net revenues for the three months ended April 30, 2013 decreased approximately 68% to $9.7 million from $30.4 million in the comparable quarter last year. The decrease was primarily due to the timing of new releases and declines in sales of our Zumba products for the Nintendo Wii. We released Zumba Fitness Rush for the Microsoft XBOX in North America and Europe in February 2012; therefore, all launch sales were included in our second fiscal quarter of 2012. Comparably, there were no new Zumba releases in the current-year period. Additionally, retail sales of our catalog Zumba games for the Wii were lower than in the prior year, as sales of games for the Wii platform have decreased industry-wide.  Net revenues in the European market decreased to approximately $1.5 million from $6.5 million during the same period a year ago, which also reflected the timing of our Zumba releases. Overall Zumba sales accounted for 65% of our net revenues during the three months ended April 30, 2013, compared to 86% in the prior-year period.

The following table sets forth our net revenues by platform:

	Three months ended April 30,				Six months ended April 30,
	2013	%	2012	%	2013	%	2012	%
	(thousands)		(thousands)		(thousands)		(thousands)
Nintendo Wii	$4,469	46%	$12,161	40%	$17,053	51%	$59,608	62%
Microsoft Xbox 360	2,538	26%	14,741	49%	8,132	25%	24,338	25%
Nintendo DS/3DS	2,008	21%	2,617	8%	6,748	20%	10,651	11%
Sony Playstation 3	304	3%	258	1%	476	1%	690	1%
Accessories and other	401	4%	623	2%	783	3%	1,293	1%
TOTAL	$9,720	100%	$30,400	100%	$33,192	100%	$96,580	100%

Gross Profit. Gross profit for the three months ended April 30, 2013 was $3.0 million compared to a gross profit of $12.2 million in the same period last year. The decrease in gross profit was primarily attributable to decreased net revenues for the three months ended April 30, 2013, as discussed above. Gross profit as a percentage of net sales was 31% for the three months ended April 30, 2013, compared to 40% for the three months ended April 30, 2012. The decrease in gross profit as a percentage of sales primarily reflects lower average selling prices compared to the three months ended April 30, 2012, which included the release of Zumba Rush, and changes in product mix between the periods.

Product Research and Development Expenses. Research and development expenses were $1.5 million for the three months ended April 30, 2013, compared to $1.7 million of expenses for the same period in 2012. Lower internal development expenses, including the effects of our January 2013 headcount reduction, were partially offset by outsourced development costs for mobile games in the current-year period.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $1.5 million for the three months ended April 30, 2013, compared to $4.7 million for the three months ended April 30, 2012. The decrease was primarily due to decreased media advertising related to Zumba. Commissions and other costs were also lower due to lesser sales volumes.

General and Administrative Expenses. For the three-month period ended April 30, 2013, general and administrative expenses decreased to $2.2 million from $2.7 million in the comparable prior-year period. The decrease primarily reflected a general decrease in costs of consulting and professional fees, travel and other office expenses as well as lower stock compensation costs and charges for uncollectible accounts.

Loss on Impairment of Capitalized Software Development Costs and License Fees – Cancelled Games. For the three-month period ended April 30, 2013, loss on impairment of capitalized software development costs and license fees – cancelled games, amounted to $0 compared to $0.2 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. In fiscal 2013, we reduced the number of console-game development projects initiated.

Operating (Loss) Income. Operating loss for the three months ended April 30, 2013 was approximately $2.2 million, compared to operating income of $2.8 million in the comparable period in 2012, primarily as a result of decreased revenues and gross profits discussed above offset by our January 2013 workforce reduction and lower advertising costs of Zumba.

Change in Fair Value of Warrant Liability. We had outstanding warrants that contained a provision that may require settlement by transferring assets and were, therefore, recorded at fair value as liabilities. We recorded a gain of $0.2 million for the three months ended April 30, 2012, reflecting a decrease in the fair value of the warrants. In the three months ended April 30, 2013, the warrants expired and the change in the fair value of the warrant liability was not significant.

Income Taxes. In the three months ended April 30, 2013 and 2012, our income tax expense was not significant, representing primarily minimum state income taxes.

Six months ended April 30, 2013 versus six months ended April 30, 2012

Net Revenues. Net revenues for the six months ended April 30, 2013 decreased approximately 66% to $33.2 million from $96.6 million in the comparable period last year. The decrease was primarily due to lower sales of our Zumba Fitness products and lower revenues from new releases on the Microsoft Kinect and Nintendo 3DS. The decline in Zumba sales was due to the timing of our newly released titles, and a lower demand for our Zumba products for the Nintendo Wii. Our results for the six months ended April 30, 2012 include revenues from the launch of new Zumba titles for both the Nintendo Wii and Microsoft Kinect for the Xbox 360. Comparatively, we had no launch revenues for Zumba in our results for the same period in fiscal 2013 as our Zumba titles were released in the previous quarter. Additionally, sales of Zumba games for the Wii were significantly less than in the prior year overall. Software sales for all video games for the Nintendo Wii have declined significantly, reflecting the end of life of the Wii platform. Net revenues in the European market decreased to approximately $7.6 million from $23.2 million during the same period a year ago, also reflecting Zumba-release timing. Overall Zumba sales accounted for 66% of our net revenues during the period, compared to 80% in the prior year.

Gross Profit. Gross profit for the six months ended April 30, 2013 was $10.2 million compared to a gross profit of $35.2 million in the same quarter last year. The decrease in gross profit was primarily attributable to decreased net revenues for the six months ended April 30, 2013, as discussed above. Gross profit as a percentage of net sales was 31% for the six months ended April 30, 2013, compared to 36% for the six months ended April 30, 2012. The decrease in gross profit as a percentage of sales primarily reflects lower average selling prices and higher development and license fees in the current period and changes in product mix between the periods.

Product Research and Development Expenses. Research and development expenses were $3.5 million for the six months ended April 30, 2013, compared to $4.0 million of expenses for the same period in 2012. Lower internal development expenses, including the effects of our January 2013 headcount reduction, were partially offset by increased third-party development costs of mobile games in the current-year period.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $5.2 million for the six months ended April 30, 2013, compared to $13.7 million for the six months ended April 30, 2012. The decrease was primarily due to decreased media advertising related to Zumba and other new releases. Commissions and other costs were also lower due to lesser sales volumes and our January 2013 headcount reduction.

General and Administrative Expenses. For the six-month period ended April 30, 2013, general and administrative expenses decreased to $4.5 million from $5.7 million in the comparable prior-year period. The decrease primarily reflected lower compensation costs, including stock compensation and accrued incentive compensation, generally reduced consulting and professional fees and other administrative expenses. The prior year period also included charges for uncollectible accounts receivable.

Workforce Reduction. Workforce reduction costs amounted to $0.8 million in the six months ended April 30, 2013. There were no such costs in the prior-year period. On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost based model using outside subcontractors in the production of our games. The realignment included a reduction in workforce of approximately 40 employees. Workforce reduction costs consisted primarily of severance costs.

Loss on Impairment of Capitalized Software Development Costs and License Fees – Cancelled Games. For the six-month period ended April 30, 2013, loss on impairment of capitalized software development costs and license fees – cancelled games, amounted to $0.2 million compared to $1.2 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. In fiscal 2013, we reduced the number of console-game development projects initiated.

Operating (Loss) Income. Operating loss for the six months ended April 30, 2013 was approximately $4.2 million, compared to operating income of $10.3 million in the comparable period in 2012, primarily as a result of decreased revenues and gross profits discussed above and our January 2013 workforce reduction offset by lower advertising costs and impairment losses.

Change in Fair Value of Warrant Liability. We had outstanding warrants that contained a provision that may require settlement by transferring assets and were, therefore, recorded at fair value as liabilities. We recorded a gain of $1.0 million for the six months ended April 30, 2012, reflecting a decrease in the fair value of the warrants. In the six months ended April 30, 2013, the warrants expired and the change in the fair value of the warrant liability was not significant.

Income Taxes. In the six months ended April 30, 2013 and 2012, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of April 30, 2013, our cash and cash equivalents balance was $25.5 million and funds available to us under our factoring and purchase order financing agreements were $2.1 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.

Our current plan is to fund our operations through product sales and existing cash balances from which we expect to have sufficient funds for the next twelve months. However, our operating results may vary significantly from period to period and we have incurred operating losses. Industry-wide sales of video game software have declined for the past two years due to the late lifecycle of existing generation gaming platforms and the introduction of competing platforms such as mobile gaming. Based on these factors, we expect to experience declining sales and an operating loss for fiscal 2013 and have reflected these expectations in our operating plan. We may be required to modify our plan, or seek outside sources of financing, and/or equity sales, if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Additionally, we are dependent on our purchase order financing and account receivable factoring agreement to finance our working capital needs, including the purchase of inventory. If the current level of financing was reduced or we fail to meet our operational objectives, it could create a material adverse change in the business.

Factoring and Purchase Order Financing.

We factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at April 30, 2013. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had no outstanding advances for purchase order financing at April 30, 2013.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At April 30, 2013, we had no excess advances outstanding.

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

Commitments and Contingencies.

As previously disclosed, on July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint alleged infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness, Zumba Fitness Rush, Hulk Hogan’s Main Event and Jillian Michaels Fitness Adventure games for Xbox 360, of Impulse’s patents for certain motion tracking technology. The Company entered into a settlement agreement resolving the dispute with Impulse on April 23, 2013 and the Company was dismissed from the case with prejudice against Impulse on May 16, 2013. The settlement did not have a material effect on the Company’s consolidated financial position, cash flows or results of operations.

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

In addition to the items above, we at times may be a party to claims and suits in the ordinary course of business. We record a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. We have not recorded a liability with respect to the Intelligent Verification Systems, LLC matter above. While we believe that we have valid defenses with respect to the legal matter pending and intends to vigorously defend the matter, given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of the matter could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Commitments under development agreements amounted to $7.9 million at April 30, 2013. In addition, certain agreements provide for minimum commitments for marketing support.

Off-Balance Sheet Arrangements

As of April 30, 2013, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $25.5 million as of April 30, 2013 compared to $18.0 million at October 31, 2012 and $31.7 million at April 30, 2012. Working capital as of April 30, 2013 was $24.1 million compared to $27.7 million at October 31, 2012. Changes in cash and working capital balances reflected operating results, as well as significant seasonal factors. Total cash and cash equivalents, plus advances available to us under our factoring agreement were $27.6 million and $31.3 million at April 30, 2013 and October 31, 2012, respectively.

Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the six months ended April 30, 2013, we generated approximately $7.7 million in cash flow from operating activities, compared to $19.5 million in the same period last year. The effects of our net loss in the current period, compared to net income in the prior-year period, were offset by the timing of cash receipts from sales, and of disbursements for license and development costs.

Investing Cash Flows. Cash used in investing activities in the six months ended April 30, 2013 amounted to $0.1 million, compared to $0.2 million in the six months ended April 30, 2012.

Financing Cash Flows. Net cash used in financing activities for the six months ended April 30, 2012 reflected cash used to reduce outstanding borrowings under our purchase order financing agreement for seasonal inventory. We had no outstanding borrowings at October 31, 2012 and, accordingly, there were no net cash outflows for repayments in the six months ended April 30, 2013.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market Risk

We are exposed to certain market risks in the normal course of business, primarily risks associated with fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We earn certain revenues from transactions denominated in foreign currencies and are exposed to market risk resulting from fluctuations in foreign currency exchange rates, particularly Euros, which may result in gains or losses in our results of operations. Accordingly, our future results could be adversely affected by declines in exchange rates for the Euro. In the three and six months ended April 30, 2013, revenues from Zumba games in Europe decreased significantly. Accordingly, our revenue and gross profits from transactions denominated in Euros and related exposures to foreign currency losses decreased significantly. However, the portion of our total revenue represented by these transactions may fluctuate significantly on a quarterly basis.

We may hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated revenues by entering into foreign exchange forward contracts that reduce, but do not eliminate our risk. During the three and six months ended April 30, 2013 and 2012, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities. We do not maintain significant working capital balances denominated in foreign currencies or enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

To satisfy our liquidity needs, we factor our receivables and periodically utilize financing to provide funding for the manufacture of our products. We had no outstanding advances for purchase order financing at April 30, 2013.

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

At April 30, 2013, we had cash and cash equivalents of $25.5 million in the form of bank deposits and money market funds. Our cash balances fluctuate significantly during the year. However, interest income on cash balances is not expected to be significant to our results of operations.

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

Subject to the limitations above, management believes that the condensed consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on July 1, 2011, a complaint for patent infringement was filed in the United States District Court for the District of Delaware by Impulse Technology Ltd. against Microsoft Corporation and certain other game publisher defendants that have released games for Microsoft’s Kinect for Xbox 360, including the Company. The complaint alleged infringement relating to Microsoft’s Xbox Kinect hardware, and correspondingly, the Company’s Zumba Fitness, Zumba Fitness Rush, Hulk Hogan’s Main Event and Jillian Michaels Fitness Adventure games for Xbox 360, of Impulse’s patents for certain motion tracking technology. The Company entered into a settlement agreement resolving the dispute with Impulse on April 23, 2013 and the Company was dismissed from the case with prejudice against Impulse on May 16, 2013.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks other than as may have been disclosed in our quarterly reports filed subsequent to our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Majesco Entertainment Company Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 25, 2013).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.
101.SCH#	XBRL Schema Document.
101.CAL#	XBRL Calculation Linkbase Document.
101.LAB#	XBRL Label Linkbase Document.
101.PRE#	XBRL Presentation Linkbase Document.

* Constitutes a management contract, compensatory plan or arrangement.

** Filed herewith.

# In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer
Date: June 10, 2013

