Form 10-Q
period 2013-07-31
MAJESCO ENTERTAINMENT CO
filed 2013-09-09
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

As of September 4, 2013, there were 46,295,969 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 31, 2013	October 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,830	$18,038
Due from factor, net	-	12,501
Accounts and other receivables, net	613	3,936
Inventory	2,362	7,762
Advance payments for inventory	858	257
Capitalized software development costs and license fees, net	7,265	3,489
Prepaid expenses and other current assets	683	1,724
Total current assets	30,611	47,707
Property and equipment, net	871	1,003
Other assets	569	588
Total assets	$32,051	$49,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,652	$15,490
Advances from customers and deferred revenue	-	4,454
Due to factor	1,162	-
Warrant liability	-	17
Total current liabilities	9,814	19,961
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 41,846,736 and 41,862,321 shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively	42	42
Additional paid-in capital	121,765	120,755
Accumulated deficit	(98,944)	(90,888)
Accumulated other comprehensive loss	(626)	(572)
Net stockholders’ equity	22,237	29,337
Total liabilities and stockholders’ equity	$32,051	$49,298

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	2013	2012	2013	2012
Net revenues	$3,998	$9,145	$37,190	$105,725
Cost of sales
Product costs	1,666	2,632	13,931	35,563
Software development costs and license fees	1,097	2,997	11,837	31,461
Total cost of sales	2,763	5,629	25,768	67,024
Gross profit	1,235	3,516	11,422	38,701
Operating costs and expenses
Product research and development	1,352	1,912	4,890	5,890
Selling and marketing	1,015	2,684	6,211	16,356
General and administrative	2,382	2,392	6,848	8,088
Workforce reduction	-	-	776	-
Loss on impairment of capitalized software development costs and license fees – cancelled games	-	-	175	1,219
Depreciation and amortization	90	141	296	448
Total operating costs and expenses	4,839	7,129	19,196	32,001
Operating (loss) income	(3,604)	(3,613)	(7,774)	6,700
Other expenses (income)
Interest and financing costs	34	102	291	765
Change in fair value of warrant liability	-	(594)	(17)	(1,586)
(Loss) Income before income taxes	(3,638)	(3,121)	(8,048)	7,521
Income taxes (benefit)	6	(34)	8	179
Net (loss) income	$(3,644)	$(3,087)	$(8,056)	$7,342
Net (loss) income per share:
Basic	$(0.09)	$(0.08)	$(0.20)	$0.18
Diluted	$(0.09)	$(0.08)	$(0.20)	$0.18
Weighted average shares outstanding:
Basic	40,616,376	39,893,133	40,547,680	39,883,365
Diluted	40,616,376	39,893,133	40,547,680	41,016,631

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	Three Months Ended July 31		Nine Months Ended July 31
	2013	2012	2013	2012
Net (loss) income	$(3,644)	$(3,087)	$(8,056)	$7,342
Other comprehensive (loss) income
Foreign currency translation adjustments	(9)	(14)	(54)	(72)
Other comprehensive (loss) income	(9)	(14)	(54)	(72)
Comprehensive (loss) income	$(3,653)	$(3,101)	$(8,110)	$7,270

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months Ended July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,056)	$7,342
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	296	448
Change in fair value of warrant liability	(17)	(1,586)
Non-cash compensation expense	1,017	1,301
Provision for price protection	1,295	3,211
Amortization of capitalized software development costs and license fees	2,952	11,103
Loss on impairment of capitalized software development costs and license fees	175	1,219
Provision for excess inventory	417	27
Changes in operating assets and liabilities:
Due from/to factor	12,368	(2,500)
Accounts and other receivables	3,280	631
Inventory	4,983	5,526
Capitalized software development costs and license fees	(6,903)	(7,378)
Advance payments for inventory	(601)	4,467
Prepaid expenses and other assets	1,036	2,472
Accounts payable and accrued expenses	(6,759)	(5,769)
Advances from customers and deferred revenue	(4,402)	(5,367)
Net cash provided by operating activities	1,081	15,147
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(243)	(244)
Net cash used in investing activities	(243)	(244)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of inventory financing	-	(1,237)
Restricted shares withheld for employee taxes	-	(27)
Net cash used in financing activities	-	(1,264)
Effect of exchange rates on cash and cash equivalents	(46)	(36)
Net increase in cash and cash equivalents	792	13,603
Cash and cash equivalents — beginning of period	18,038	13,689
Cash and cash equivalents — end of period	$18,830	$27,292
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest and financing costs	$345	$715
Cash paid during the period for income taxes	$-	$565

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

Geographic regions

Net revenues by geographic region were as follows:

	Three months Ended July 31,				Nine months Ended July 31,
	2013	%	2012	%	2013	%	2012	%
United States	$3,562	89	$7,169	78	$29,155	78	$80,516	76
Europe	436	11	1,976	22	8,035	22	25,209	24
Total net revenues	$3,998	100	$9,145	100	$37,190	100	$105,725	100

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

In certain instances, customers and distributors provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers. Advances are classified as advances from customers and deferred revenue in the accompanying condensed consolidated balance sheets. Included in advances from customers and deferred revenue are $0 and $969 of deferred license revenue at July 31, 2013 and October 31, 2012, respectively. Included in advances from customers and deferred revenue are $0 and $3,366 of deferred revenue at July 31, 2013 and October 31, 2012, respectively, on sales of products to a distributor with a future street date. In connection with the deferred revenue from product sales, the Company had approximately $1,093 of deferred cost of sales – product included in prepaid expenses and other current assets at October 31, 2012, which amount is included in product costs in the nine months ended July 31, 2013.

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

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date. As of July 31, 2013 and October 31, 2012, $500 of such costs were classified as non-current and included in other assets in the accompanying condensed consolidated balance sheets.

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

Costs of developing mobile games, including payments to third-party developers, are expensed as research and development expenses when the Company cannot reliably project that future net cash flows from developed games will exceed related development costs. Revenue from certain of these games is largely dependent on players’ purchases of virtual goods for use in the games. The Company has not earned significant revenue to date from the sale of virtual goods.

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

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the three and nine months ended July 31, 2013, sales of the Company’s Zumba Fitness games accounted for approximately 66% and 66% of net revenues, respectively, and for the three and nine months ended July 31, 2012, sales of the Company’s Zumba Fitness games accounted for approximately 79% and 79% of net revenues, respectively. We license the rights to publish these games from a third party and have rights to publish other Zumba Fitness games. If the new versions are not successful, this may have a significant impact on our results of operations and cash flows.

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

Fair Value — In July 2013, the FASB issued an update to ASC 740, Income Taxes. The update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update will become effective for the Company on November 1, 2014. The Company is currently evaluating the potential impact of the update on its financial position, results of operations, and cash flows.

3. FAIR VALUE

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	July 31, 2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$17,776	$17,776	$—	$—
Bank deposits	$1,054	$1,054	$—	$—
Total financial assets	$18,830	$18,830	$—	$—

	October 31, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$16,048	$16,048	$—	$—
Bank deposits	$1,990	$1,990	$—	$—
Total financial assets	$18,038	$18,038	$—	$—
Liabilities:
Warrant liability	$17	$—	$—	$17
Total financial liabilities	$17	$—	$—	$17

The Company had outstanding warrants that may have required settlement by transferring assets under certain change of control circumstances and were classified as liabilities in the Company’s condensed consolidated balance sheets. The Company measured the fair value of the warrants at each balance sheet date, using the Black-Scholes method and recorded a gain or loss in earnings each period as change in fair value of warrants. The warrants, which had a fair value of $0, expired in March 2013.

Assumptions used to determine the fair value of the warrants through the date of their expiration were:

	Three months ended July 31,	Nine months ended July 31,
	2012	2013	2012
Estimated fair value of stock	$1.77-$2.45	$0.61-$1.00	$1.77-$3.37
Expected warrant term	0.6-0.9 years	0.0-0.3 years	0.6-1.4 years
Risk-free rate	0.1-0.2%	0.0-0.1%	0.1-0.2%
Expected volatility	77.9-79.0%	77.4-84.8%	77.9-80.1%
Dividend yield	0%	0%	0%

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended July 31, 2013 and 2012 is presented below:

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
Beginning balance	$-	$957	$17	$1,949
Total (gain) loss included in net (loss) income	-	(594)	(17)	(1,586)
Ending balance	$-	$363	$-	$363

The carrying value of accounts receivable, accounts payable and accrued expenses, due from/to factor, and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE FROM (TO) FACTOR, NET

Due from (to) factor consists of the following:

	July 31, 2013	October 31, 2012
Outstanding accounts receivable sold to factor	$2,331	$19,938
Less: customer allowances	(2,481)	(5,591)
Less: provision for price protection	(1,012)	(1,846)
Total due from (to) factor, net	$(1,162)	$12,501

Outstanding accounts receivable sold to the factor as of July 31, 2013 and October 31, 2012 for which the Company retained credit risk amounted to $191 and $387, respectively. As of July 31, 2013 and October 31, 2012, there were no allowances for uncollectible accounts. Allowances include provisions for customer payments and incentives deductible in future periods.

5. ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	July 31, 2013	October 31, 2012
Royalties receivable	$61	$593
Trade accounts receivable, net of allowances of $0	552	3,343
Total accounts and other receivables, net	$613	$3,936

6. INVENTORIES

Inventories consist of the following:

	July 31, 2013	October 31, 2012
Finished goods	$1,846	$6,538
Packaging and components	516	1,224
Total inventories	$2,362	$7,762

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the following:

	July 31, 2013	October 31, 2012
Prepaid advertising	$482	$87
Other	201	1,637
Total prepaid expenses and other current assets	$683	$1,724

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	July 31, 2013	October 31, 2012
Computers and software	$3,416	$3,385
Furniture and equipment	1,550	1,315
Leasehold improvements	154	327
Total property and equipment, gross	5,120	5,027
Accumulated depreciation	(4,249)	(4,024)
Total property and equipment, net	$871	$1,003

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	July 31, 2013	October 31, 2012
Accounts payable-trade	$3,713	$4,847
Royalty and software development	3,477	8,914
Salaries and other compensation	1,269	838
Workforce reduction costs	18	-
Other accruals	175	891
Total accounts payable and accrued expenses	$8,652	$15,490

10.  STOCKHOLDERS’ EQUITY

Common stock warrants and units

The following table sets forth the number shares of common stock purchasable under outstanding stock purchase warrants at July 31, 2013 and October 31, 2012:

Issued in connection with	Issue date	Expiration date	Exercise Price	July 31, 2013	October 31, 2012
Equity financing	September 5, 2007	March 5, 2013	$2.04	-	1,110,001
Consulting services	June 14, 2006	May 31, 2013	$1.55	-	16,500
Consulting services	March 29, 2010	March 28, 2015	$1.06	50,000	50,000
Total warrants outstanding				50,000	1,176,501

In the nine months ended July 31, 2012, 20,000 warrants were exercised on a cashless basis for 12,320 shares. In the three and nine months ended July 31, 2013, 16,500 and 1,126,501 warrants, respectively, expired. There were no other changes to the status of the Company’s outstanding warrants and units in the three and nine months ended July 31, 2013 or 2012.

11. STOCK BASED COMPENSATION ARRANGEMENTS

The Company issued 65,277 and 230,962 shares of restricted stock during the three and nine months ended July 31, 2013, respectively, and cancelled 0 and 246,547 shares of restricted stock, respectively. The Company issued 39,419 and 71,933 shares of restricted stock during the three and nine months ended July 31, 2012, respectively, and cancelled 0 and 0 shares of restricted stock during the three and nine months ended July 31, 2012, respectively. The Company values shares of restricted stock at fair value as of the grant date.

The Company issued 250,000 and 1,101,061 stock options during the three and nine months ended July 31, 2013, respectively, and cancelled 0 and 16,069 of stock options, respectively. Options for 851,061 shares issued during the nine months ended July 31, 2013 have an exercise price of $0.77 per share and a seven-year term and vest in one year. The aggregate grant-date fair value of the options was $400, based on an estimated four-year life, expected volatility of 84.8%, an interest rate of 0.6% and a 0% dividend yield. Options for 250,000 shares issued during the three and nine months ended July 31, 2013 have an exercise price of $0.59 per share and a seven-year term and vest over two years, subject to performance conditions. The aggregate grant-date fair value of the options was $88, based on an estimated four-year life, expected volatility of 79.0%, an interest rate of 1.0% and a 0% dividend yield. As of July 31, 2013, the Company determined that achievement of the performance conditions was not probable and, accordingly, no related compensation expense was recorded. The Company issued 0 and 0 stock options during the three and nine months ended July 31, 2012, respectively and cancelled 0 and 0 of stock options, respectively.

Stock-based compensation amounted to $352 and $1,017 in the three and nine months ended July 31, 2013, respectively and $438 and $1,301 in the three and nine months ended July 31, 2012, respectively.

12. INCOME TAXES

The tax provision reflected in the accompanying condensed consolidated statements of operations represents alternative minimum taxes and certain state taxes. The federal and state income tax provisions recorded by the Company for the three and nine months ended July 31, 2012 reflect the use of available net operating loss (“NOL”) carryforwards to offset taxable income. NOL carryforwards available for income tax purposes at July 31, 2013 amounted to approximately $73,000 for federal income taxes, $19,000 for certain state income taxes and $5,000 for United Kingdom income taxes. Due to the Company’s history of losses, a valuation allowance sufficient to fully offset NOLs and other deferred tax assets has been established under current accounting pronouncements and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.

13. (LOSS) INCOME PER SHARE

The table below provides a reconciliation of basic and diluted average shares outstanding used in computing (loss) income per share, after applying the treasury stock method.

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
Basic weighted average shares outstanding	40,616,376	39,893,133	40,547,680	39,883,365
Common stock options	-	-	-	296,473
Non-vested portion of restricted stock grants	-	-	-	622,766
Warrants	-	-	-	214,027
Diluted weighted average shares outstanding	40,616,376	39,893,133	40,547,680	41,016,631

Options, warrants and restricted shares to acquire 3,604,544 and 3,802,465 shares of common stock were not included in the calculation of diluted (loss) income per common share for the three and nine months ended July 31, 2013, respectively, as the effect of their inclusion would be anti-dilutive due to the Company’s net loss in the periods. Options, warrants and restricted shares to acquire 4,172,951 and 1,845,473 shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended July 31, 2012, respectively, as the effect of their inclusion would be anti-dilutive due to the Company’s net loss in the periods.

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

Commitments

The Company routinely issues purchase orders and enters into short-term commitments in the ordinary course of business. As of July 31, 2013, commitments under development agreements amounted to $6,011.

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

The Company recorded the following charges in the three and nine months ended July 31, 2013:

	Three months ended July 31,	Nine months ended July 31,
Severance costs	$-	$766
Lease termination costs	-	10
Total workforce reduction costs	$-	$776

Changes in the Company’s accrued liabilities for workforce reduction costs in the three and nine months ended July 31, 2013 were as follows:

	Three months ended July 31,	Nine months ended July 31,
Beginning balance	$301	$-
Workforce reduction costs accrued	-	776
Workforce reduction costs paid	(283)	(758)
Ending balance	$18	$18

16. RELATED PARTIES

The Company currently has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and father of the Company’s Chief Executive Officer, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13. Under this arrangement, fees totaled $38 and $113 in the three and nine months ended July 31, 2013, respectively, and $38 and $113 in the three and nine months ended July 31, 2012, respectively.

The Company purchases a portion of its Zumba belt accessories from a second supplier, on terms equivalent to those of its primary supplier. Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from the supplier of approximately $39 and $98 in the three and nine months ended July 31, 2013, respectively, and $0 and $446 in the three and nine months ended July 31, 2012, respectively, based on the value of the Company’s purchases.

The Company also has an agreement with a member of its board of directors to provide specified strategic consulting services, in addition to his services as a board member, on a month-to-month basis at a monthly rate of $10. Under this arrangement, fees totaled $30 and $90 in the three and nine months ended July 31, 2013, respectively, and $30 and $90 in the three and nine months ended July 31, 2012, respectively.

17. SUBSEQUENT EVENT

Acquisition Transaction

On August 6, 2013, the Company formed GMS Entertainment Limited (“GMS Entertainment”) with a shareholder of Orid Media to pursue online casino gaming. GMS Entertainment is a company limited by shares and incorporated in the Isle of Man and is owned 50% by the Company. In connection with the formation of GMS Entertainment and subject to completion of the asset purchase agreement described below, the Company agreed to invest $3,500,000 in cash and an additional $1,000,000 contingent on the financial performance of GMS Entertainment, to be used for the acquisition of the assets and for working capital purposes.

GMS Entertainment entered into an asset purchase agreement to acquire substantially all of the assets of Orid Media, a designer and developer of online casino games, including all of the outstanding share capital of its wholly-owned subsidiary Pariplay. Under the agreement, GMS Entertainment will purchase the assets for $2,500,000, plus an additional $1,000,000 contingent on the financial performance of GMS Entertainment. The agreement is subject to certain conditions, including approval from the IOM Commission with respect to a gambling license held by Pariplay.

Common Stock Purchase Agreement

On August 2, 2013, the Company entered into a common stock purchase agreement with an investor, and investor in Orid Media, with respect to a registered direct offer and sale by the Company of 3,333,333 shares of the Company’s common stock at an offering price of $.60 per share. The agreement may be rescinded in the event the acquisition transaction above is not completed.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of capitalized software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses – loss on impairment of capitalized software development costs and license fees – cancelled games. As of July 31, 2013, the net carrying value of our licenses and capitalized software development costs was $7.8 million, including $0.5 million classified as noncurrent and included in other assets in the accompanying condensed consolidated financial statements. If we were required to write off licenses or capitalized software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

License fees and milestone payments made to our third party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.

We expense as research and development costs associated with the development of mobile and social games when we cannot reliably project that future net cash flows from developed games will exceed related development costs. These games have not earned significant revenues to date and we are continuing to evaluate alternatives for future development and monetization.

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

Results of Operations

Three months ended July 31, 2013 versus three months ended July 31, 2012

Net Revenues. Net revenues for the three months ended July 31, 2013 decreased approximately 56% to $4.0 million from $9.1 million in the comparable quarter last year. The decrease was primarily due to declines in sales of our Zumba products for the Nintendo Wii and Microsoft XBOX. The decline in sales is attributable to lower sales for the third release in the Zumba franchise compared to prior releases and declining sales for console games overall, particularly for the Nintendo Wii. Net revenues in the European market decreased to approximately $0.4 million from $2.0 million during the same period a year ago. Overall Zumba sales accounted for 66% of our net revenues during the three months ended July 31, 2013, compared to 79% in the prior-year period.

The following table sets forth our net revenues by platform:

	Three months ended July 31,				Nine months ended July 31,
	2013	%	2012	%	2013	%	2012	%
	(thousands)		(thousands)		(thousands)		(thousands)
Nintendo Wii	$1,720	43%	$5,539	61%	$18,773	50%	$65,147	62%
Microsoft Xbox 360	945	24%	2,153	24%	9,077	24%	26,491	25%
Nintendo DS/3DS	605	15%	948	10%	7,353	20%	11,594	11%
Sony Playstation 3	88	2%	119	1%	564	2%	809	1%
Accessories and other	640	16%	386	4%	1,423	4%	1,684	1%
TOTAL	$3,998	100%	$9,145	100%	$37,190	100%	$105,725	100%

Gross Profit. Gross profit for the three months ended July 31, 2013 was $1.2 million compared to a gross profit of $3.5 million in the same period last year. The decrease in gross profit was primarily attributable to decreased net revenues for the three months ended July 31, 2013, as discussed above. Gross profit as a percentage of net sales was 31% for the three months ended July 31, 2013, compared to 38% for the three months ended July 31, 2012. The decrease in gross profit as a percentage of sales primarily reflects lower average selling prices compared to the three months ended July 31, 2012 and a lower percentage of total revenue from royalties in Europe.

Product Research and Development Expenses. Research and development expenses were $1.4 million for the three months ended July 31, 2013, compared to $1.9 million of expenses for the same period in 2012. Lower internal development expenses, including the effects of the January 2013 closing of our social games studio, were partially offset by outsourced development costs for mobile games in the current-year period.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $1.0 million for the three months ended July 31, 2013, compared to $2.7 million for the three months ended July 31, 2012. The decrease was primarily due to prelaunch marketing activities related to the Company’s NBA Baller Beats game and media advertising related to Zumba incurred in the prior-year period. Commissions and other costs were also lower due to lesser sales volumes.

General and Administrative Expenses. For the three-month period ended July 31, 2013, general and administrative expenses amounted to $2.4 million, comparable to the prior-year period. Increases in costs of consulting and professional fees, including fees incurred for the establishment of a joint venture for online casino gaming, as discussed in Note 17 to the accompanying condensed consolidated financial statements, generally offset lower stock compensation costs and charges for uncollectible accounts.

Operating (Loss) Income. Operating loss for the three months ended July 31, 2013 was approximately $3.6 million, compared to an operating loss of $3.6 million in the comparable period in 2012, as the effects of lower sales and gross profits were offset by lower marketing spending for Zumba and other operating expenses.

Change in Fair Value of Warrant Liability. Prior to March 2013, we had outstanding warrants that were recorded at fair value as liabilities and remeasured on a quarterly basis. We recorded a gain of $0.6 million for the three months ended July 31, 2012, reflecting a decrease in the fair value of the warrants. There was no corresponding gain or loss recorded in the three months ended July 31, 2013, following the warrants’ expiration in March 2013.

Income Taxes. In the three months ended July 31, 2013 and 2012, our income tax expense was not significant, representing primarily minimum state income taxes.

Nine months ended July 31, 2013 versus nine months ended July 31, 2012

Net Revenues. Net revenues for the nine months ended July 31, 2013 decreased approximately 65% to $37.2 million from $105.7 million in the comparable period last year. The decrease was primarily due to lower sales of our Zumba Fitness products and lower revenues from games for the Microsoft Kinect and Nintendo 3DS due primarily to a smaller slate of new releases in the current-year period for these platforms. The decline in Zumba sales was due to lower sales for the third release in the franchise compared to prior releases, the timing of our newly released titles, and a lower demand for our Zumba products for the Nintendo Wii. Our results for the nine months ended July 31, 2012 include revenues from the launch of new Zumba titles for both the Nintendo Wii and Microsoft Kinect for the Xbox 360. Comparatively, we had no launch revenues for Zumba in our results for the same period in fiscal 2013 as our Zumba titles were released in the previous year. Additionally, sales of Zumba games for the Wii were significantly less than in the prior year overall. Software sales for all video games for the Nintendo Wii have declined significantly, reflecting the end of life of the Wii platform. Net revenues in the European market decreased to approximately $8.0 million from $25.2 million during the same period a year ago, also reflecting Zumba-release timing. Overall Zumba sales accounted for 66% of our net revenues during the period, compared to 79% in the prior year.

Gross Profit. Gross profit for the nine months ended July 31, 2013 was $11.4 million compared to a gross profit of $38.7 million in the same quarter last year. The decrease in gross profit was primarily attributable to decreased net revenues for the nine months ended July 31, 2013, as discussed above. Gross profit as a percentage of net sales was 31% for the nine months ended July 31, 2013, compared to 37% for the nine months ended July 31, 2012. The decrease in gross profit as a percentage of sales primarily reflects lower average selling prices and higher development and license fees in the current period and changes in product mix between the periods, including the higher percentage of total sales from Zumba in the prior-year period.

Product Research and Development Expenses. Research and development expenses were $4.9 million for the nine months ended July 31, 2013, compared to $5.9 million of expenses for the same period in 2012. Lower internal development expenses, including the effects of our January 2013 headcount reduction, were partially offset by increased third-party development costs of mobile games in the current-year period.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $6.2 million for the nine months ended July 31, 2013, compared to $16.4 million for the nine months ended July 31, 2012. The decrease was primarily due to decreased media advertising related to Zumba, marketing activities for NBA Baller Beats and other new releases. Commissions and other costs were also lower due to lesser sales volumes and our January 2013 headcount reduction.

General and Administrative Expenses. For the nine-month period ended July 31, 2013, general and administrative expenses decreased to $6.8 million from $8.1 million in the comparable prior-year period. The decrease primarily reflected lower compensation costs, including stock compensation and other administrative expenses. The prior year period also included charges for uncollectible accounts receivable.

Workforce Reduction. Workforce reduction costs amounted to $0.8 million in the nine months ended July 31, 2013. There were no such costs in the prior-year period. On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost based model using outside subcontractors in the production of our games. The realignment included a reduction in workforce of approximately 40 employees. Workforce reduction costs consisted primarily of severance costs.

Loss on Impairment of Capitalized Software Development Costs and License Fees – Cancelled Games. For the nine-month period ended July 31, 2013, loss on impairment of capitalized software development costs and license fees – cancelled games, amounted to $0.2 million compared to $1.2 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. In fiscal 2013, we reduced the number of console-game development projects initiated.

Operating (Loss) Income. Operating loss for the nine months ended July 31, 2013 was approximately $7.8 million, compared to operating income of $6.7 million in the comparable period in 2012, primarily as a result of decreased revenues and gross profits discussed above and our January 2013 workforce reduction offset by lower advertising costs and impairment losses.

Change in Fair Value of Warrant Liability. Prior to March 2013, we had outstanding warrants that were recorded at fair value as liabilities and remeasured on a quarterly basis. We recorded a gain of $1.6 million for the nine months ended July 31, 2012, reflecting a decrease in the fair value of the warrants. In the nine months ended July 31, 2013, the warrants expired and the change in the fair value of the warrant liability was not significant.

Income Taxes. In the nine months ended July 31, 2013 and 2012, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of July 31, 2013, our cash and cash equivalents balance was $18.8 million and funds available to us under our factoring and purchase order financing agreements were $1.4 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business. Capitalized software and development costs and license fees amount to $7.8 million as of July 31, 2013, primarily reflecting costs incurred in the first nine months of the fiscal year in the development of games expected to be released in our next two fiscal quarters for the holiday season. We will incur additional costs prior to release to complete development of the games and purchase initial inventory.

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

Factoring and Purchase Order Financing.

We factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at July 31, 2013. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had no outstanding advances for purchase order financing at July 31, 2013.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At July 31, 2013, we had no excess advances outstanding.

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

Commitments under development agreements amounted to $6.0 million at July 31, 2013. In addition, certain agreements provide for minimum commitments for marketing support.

Off-Balance Sheet Arrangements

As of July 31, 2013, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $18.8 million as of July 31, 2013 compared to $18.0 million at October 31, 2012 and $27.3 million at July 31, 2012. Working capital as of July 31, 2013 was $20.8 million compared to $27.7 million at October 31, 2012. Changes in cash and working capital balances reflected operating results, as well as significant seasonal factors. Total cash and cash equivalents, plus advances available to us under our factoring agreement were $20.2 million and $31.3 million at July 31, 2013 and October 31, 2012, respectively.

Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the nine months ended July 31, 2013, we generated approximately $1.1 million in cash flow from operating activities, compared to $15.1 million in the same period last year. The decrease reflects our net loss in the current period, compared to net income in the prior-year period. In addition, both periods were significantly affected by working capital changes. In the current-year period operating losses were offset by the collection of receivables from prior-year sales. In 2012, operating income included the effects of amortizing prior-period license and development costs.

Investing Cash Flows. Cash used in investing activities in the nine months ended July 31, 2013 amounted to $0.2 million, compared to $0.2 million in the nine months ended July 31, 2012.

Financing Cash Flows. Net cash used in financing activities for the nine months ended July 31, 2012 reflected cash used to reduce outstanding borrowings under our purchase order financing agreement for seasonal inventory. We had no outstanding borrowings at October 31, 2012 and, accordingly, there were no net cash outflows for repayments in the nine months ended July 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Common Stock Purchase Agreement, dated August 2, 2013, by and between Majesco Entertainment Company and Yair Goldfinger (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 6, 2013.)
10.2

Employment Agreement, dated as of July 25, 2011 and amended and restated as of August 22, 2013, between Majesco Entertainment Company and Michael Vesey (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 23, 2013.)

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
Date: September 9, 2013

