Form 10-K
period 2013-10-31
MAJESCO ENTERTAINMENT CO
filed 2014-01-14
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended October 31, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File No. 000-51128

MAJESCO ENTERTAINMENT COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Raritan Center Parkway
Edison, New Jersey 08837
(Address of principal executive office)

Registrant’s telephone number, including area code (732) 225-8910

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 (Title of class)	NASDAQ Capital Market (Name of exchange on which registered)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of April 30, 2013 was $24 million.

The outstanding number of shares of common stock as of January 8, 2014 was 46,374,301.

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

Introduction

We develop, publish and distribute video game products primarily for the casual-game consumer. We sell our products primarily to large retail chains, specialty retail stores and distributors. We publish video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS, Wii and WiiU, Sony’s PlayStation 3, or PS3, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. We also publish games for digital platforms, such as Xbox Live Arcade and PlayStation Network, or PSN, mobile platforms such as the iOS and Android phones, and online platforms such as Facebook and Steam.

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

Industry Overview

The video game software market is comprised of two primary sectors. The first sector is software for dedicated console systems such as the Xbox, PlayStation and Wii, and handheld gaming systems, such as DS and 3DS. The majority of software for these platforms has historically been purchased in packaged form through retail outlets. However, in recent years an increasing amount of software has been made available digitally through online networks such as Microsoft’s Xbox Live Arcade, or XBLA, and Sony’s PlayStation Network, or PSN. The second sector is software for multipurpose devices such as personal computers and mobile devices such as smartphones and tablets. Significant growth is projected in this area, particularly in the form of downloadable and online games for use with mobile devices or over online social networks such as Facebook. These platforms often utilize different customer monetization models such as “freemium” gaming where a customer accesses certain game functionality for free, while paying for certain content in the form of in-game microtransactions for virtual goods or premium game features. Publishers may also earn advertising revenue by displaying third-party ads to users.

North American retail sales of video game software were approximately $7 billion in 2012 according to the NPD Group, a global provider of consumer market research information.

Strategy

Our objective is to be an innovative provider of video games for the casual-game consumer. Specifically, we strive to:

Build our digital business and product offering.

In 2011, we began building a business in digitally-delivered games alongside our traditional console and handheld business.  This business encompasses mobile games on Apple’s IOS and Android devices, downloadable games on XBLA, PSN and WiiWare, and platforms such as Steam and free-to-play social games on Facebook.  Through the end of 2013, we have launched several paid downloadable games and freemium games on these platforms.

In August 2013, we established “Midnight City”, a publishing label for digitally-delivered games created by independent developers on various online gaming platforms. Midnight City supports independent developers with customized publishing services, including public relations, marketing, and community content, primarily on digital distribution platforms like Xbox Live Arcade, PlayStation Network, Steam and other PC downloadable sites.

Additionally, in October 2013, we entered the online casino gaming business through an equity investment in GMS Entertainment Limited (GMS”). GMS acquired the operations of Pariplay LTD a developer of both fixed odd and random based online and mobile games for use in real money online games, social casinos and lottery systems. GMS is also a licensed online gambling operator headquartered in the Isle of Man.

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

Video game development of casual games is generally less expensive and simpler than development of games for the core-gamer demographic, where expectations for graphic quality and depth of play are very high. In general, from a game-play and content perspective, we are focused on publishing games that are relatively easy to play and whose subject matter will appeal to a wide audience. Historically, we focused our game development efforts on products for the Nintendo DS and Wii systems, which experienced significant installed base growth, with appealing price points and unique play mechanics, and resonated with the mainstream gamer. With the introduction of motion-based gaming to both the Xbox 360 and PlayStation 3, we began developing games for these platforms and plan to continue to focus on mass-market gaming for new platforms.

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

Leverage success of our existing franchises.

We have been able to extend our existing products through platform and brand extensions. For example Zumba Fitness launched in November 2010 for the Nintendo Wii, Kinect for Xbox 360, and PlayStation 3 Move. We continued to capitalize on the rapid growth of this fitness program with additional releases in fiscal 2012 and fiscal 2013, including Zumba Fitness 2, for the Nintendo Wii, Zumba Fitness Rush on Kinect for Xbox 360, Zumba Core for the Wii and Xbox 360 and Zumba Dance for iOS and Android mobile devices, and in November 2013, Zumba World Party for the Wii, WiiU, Xbox 360 and Xbox One. Zumba Fitness games have sold over nine million units worldwide.

We have also successfully extended the Cooking Mama brand onto multiple games, including Gardening Mama, Crafting Mama, Babysitting Mama and Camping Mama and across multiple platforms including Nintendo DS, Wii, and 3DS systems.

Products

We offer our customers video game products for a variety of platforms. We own intellectual property related to certain games and license the rights to content from developers or media entertainment companies for certain games, such as for the titles Alvin and the Chipmunks, Hulk Hogan’s Main Event, NBA Baller Beats and Phineas and Ferb. We also distribute games developed by others, including Hello Kitty Picnic, Monster High Skulltimate Roller Maze and Monster High 13 Wishes.

When a “hit” product proves to have strong consumer acceptance, it may account for a large percentage of our overall net revenue. This occurred in the case of Zumba. In fiscal years 2013, 2012 and 2011, revenue from sales of Zumba represented approximately 55%,76% and 70% of our total net revenue, respectively. Previously, Cooking Mama represented a significant portion of revenue in certain years. These brands grew through numerous iterations across multiple platforms.

Zumba Fitness was introduced in November 2010. Together with its sequels, Zumba Fitness has sold over ten million copies worldwide and was the number one fitness title of 2011 according to NPD. Additional sequel releases included Zumba Fitness 2 for the Nintendo Wii, Zumba Fitness Rush for Xbox 360 and Zumba Core for the Wii and Xbox 360, in fiscal 2012, and Zumba World Party for the Wii, WiiU, Xbox 360 and Xbox One and Zumba Dance for iOS and Android mobile devices, in fiscal 2013.

The original Cooking Mama game was first introduced in 2006 for the Nintendo DS and the Cooking Mama franchise has sold over nine million units across multiple titles in North America. The most recent Cooking Mama game, Cooking Mama 4: Kitchen Magic, was released in November 2011 for the Nintendo 3DS.

Selected titles, their compatible platforms and launch dates include:

Selected Titles	Platform	Launch Date

Cooking Mama	DS	September 2006
Cooking Mama: World Kitchen	Wii	November 2008
Gardening Mama	DS	March 2009
Jillian Michaels	DS	March 2009
Cooking Mama 3: Shop and Chop	DS	October 2009
Hello Kitty Party	DS	November 2009
Alvin and the Chipmunks: The Squeakquel	Wii, DS	December 2009
Greg Hastings Paintball 2	Xbox 360, Wii	September 2010
Crafting Mama	DS	October 2010
Babysitting Mama	Wii	November 2010
Zumba Fitness	Wii, Xbox 360, PS3	November 2010
Camping Mama: Outdoor Adventures	DS	October 2011
Hulk Hogan’s Main Event	Xbox 360	October 2011
Alvin and the Chipmunks: Chipwrecked	Wii, Xbox 360, DS	November 2011
Cooking Mama 4: Kitchen Magic	3DS	November 2011
Zumba Fitness 2	Wii	November 2011
Zumba Rush	Xbox 360	February 2012
NBA Baller Beats	Xbox 360	September 2012
Double Dragon	XBLA, PSN	September 2012
Hello Kitty Picnic	3DS	October 2012
Zumba Core	Wii, Xbox 360	October 2012
Monster High Skulltimate Roller Maze	DS, 3DS, Wii	March 2013
Phineas and Ferb	DS, 3DS, Wii, WiiU, Xbox 360	August 2013
Monster High 13 Wishes	DS, 3DS, Wii	October 2013
Zumba World Party	Wii, WiiU, Xbox 360, Xbox One	November 2013
Zumba Kids	Wii, WiiU, Xbox 360, Xbox One	November 2013

Many of our games were launched for consoles and handheld devices that are now late in their life cycle. In 2012 and 2013, Nintendo’s Wii U, Microsoft’s Xbox One and Sony’s Playstation Vita and Playstation 4 were launched in the United States and Europe. In fiscal 2013, we released certain games for the WiiU and Xbox One. To date, we have not released any games for the new Sony platforms.

We also create titles for mobile platforms, including Apple’s iOS and Android. Selected titles, their compatible platforms and launch dates include:

Selected Titles	Platform	Launch Date

Legends of Loot	iOS, Android	October 2012
SciFi Heroes	iOS, Android	November 2012
Flea Symphony	iOS, Android	November 2012
Zumba Dance	iOS, Android	July 2013
Romans from Mars	iOS, Android	October 2013

In August 2013, we established the Midnight City label dedicated to supporting independent developers with customized publishing services, including public relations, marketing, and community content, primarily on digital distribution platforms like Xbox Live Arcade, PlayStation Network, Steam and other PC downloadable sites. In fiscal 2013, we released two games under the Midnight City label:

Selected Titles	Platform	Launch Date

Slender: The Arrival	Steam	October 2013
Blood of the Werewolf	Steam	October 2013

We have also published social games for online play on platforms such as Facebook and Zynga. In January 2013, as part of a larger workforce realignment, we closed our social game development studio.

Product Development

Prior to initiating the development of a video game title, we generally perform market research, studio due diligence and financial analysis. A title is then reviewed by our “green light” committee comprised of members from our executive, product development, finance, sales and marketing and legal/business affairs teams. Once accepted, the title is evaluated at regular milestones to ensure it is progressing on time, according to specifications and on budget.

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

Manufacturing

Sony, Nintendo and Microsoft control the manufacturing of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us for distribution. Video games for Microsoft, Nintendo and Sony game consoles consist of proprietary-format optical discs and are typically delivered to us within the relatively short lead time of approximately two to three weeks. With respect to DS and 3DS products, which use a cartridge format, Nintendo typically delivers these products to us within 30 to 45 days after receipt of a purchase order.

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

We sell our products primarily to large retail chains, specialty retail stores and distributors. We believe our sales team has strong relationships with major retailers and communicates with them frequently. To supplement our sales team, we currently utilize sales representative organizations located throughout the United States. The firms we use were chosen based on their performance and retailer relationships. It is customary for the sales representatives and resellers of our games who are assigned specific customers to also distribute games produced by other publishers. Distribution channels are dominated by a select group of companies, and a publisher’s access to retail shelf space is a significant competitive factor.

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

Customers

Customers of our packaged software are comprised of national and regional retailers, specialty retailers and video game rental outlets. We believe we have developed close relationships with a number of retailers, including Amazon, Best Buy, GameStop, Target, Toys R Us and Walmart. We also believe we have strong relationships with U&I Entertainment, Cokem, Ingram and SVG, who act as resellers of our products. For the fiscal year ended 2013, our top two retail accounts were GameStop and Target, each accounting for approximately 14% of our revenue. Revenue from 505 Games s.r.l. under distribution and license arrangements in Europe represented approximately 15%, 22% and 11% of revenue in 2013, 2012 and 2011, respectively. Fluctuations in revenue earned from 505 Games reflect variances in both release slates and distribution arrangements from year to year. A substantial reduction in purchases, termination of purchases or business failure by any of our significant customers could have a material adverse effect on us.

Competition

We compete with many other first and third party publishers and developers in the handheld, console and online segments. In the console and handheld segment, we compete with first party publishers such as Nintendo, Microsoft and Sony, each of which develop software for their respective platforms, as well as third party publishers such as Activision Blizzard, Electronic Arts, Sega, Take-Two Interactive and Ubisoft. In the social and mobile segments, we compete with a range of large and small developers and publishers, which include social-game distributors Electronic Arts and Zynga and mobile-game publishers, Glu Mobile and Rovio. We expect competition to increase in this area in the future.

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

Employees

We had 61 full-time employees in the United States and 1 full-time employee in the United Kingdom as of October 31, 2013. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

While we generated net income for fiscal years 2012 and 2011, we incurred net losses of $12.6 million in fiscal 2013, $1.0 million in 2010 and $7.2 million in 2009. We may not be able to continue to generate revenues sufficient to offset our costs and may sustain net losses in future periods. Any such losses may have an adverse effect on our future operating prospects, liquidity and stock price.

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

The price of our common stock has experienced significant volatility. In the 24 months ended October 31, 2013, the high and low bid quotations for our common stock as reported by the Nasdaq Capital Market ranged between a high of $3.63 and a low of $0.52. The historic market price of our common stock may be higher or lower than the price paid for our shares and may not be indicative of future market prices, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

The letter also stated that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until August 28, 2013, to regain compliance with the minimum bid price requirement. On August 29, 2013, we were notified by Nasdaq that the Company had been provided an additional 180 calendar day grace period, or until February 24, 2014. Compliance is achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten consecutive trading days prior to February 24, 2014.

 If we do not achieve compliance within the required period, the Nasdaq staff will provide written notification that the Company’s securities are subject to delisting. In that event and at that time, we may appeal the Nasdaq staff delisting determination to a Nasdaq Listing Qualifications Panel in order to present to the panel our intended plan of compliance, which would likely include a reverse stock split in order to increase our bid price above the minimum amount in order to attempt to regain compliance. If the panel does not accept our plan  for compliance, or we fail to regain compliance, we could be delisted.

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

A significant portion of our revenue in 2013 was generated from games based on the Zumba Fitness property.

Approximately 55% of our net revenue in 2013 was generated from the Zumba Fitness series of games. We license the rights to publish these games from a third party. In November 2011, we released the sequels Zumba Fitness 2 and Zumba Fitness Rush for the Wii and Kinect platforms, respectively. In November 2012, we released the sequel Zumba Fitness Core for the Wii and Kinect platforms. In November 2013, we released the sequel Zumba Fitness World Party for the Wii and Kinect platforms. We cannot guarantee that any of the new versions, or future versions, if any, will be as successful as the previous versions. If the new versions are not successful, this may have a significant impact on our revenues.

In addition, even if successful, we currently have not secured, and may be unable to secure, the rights to publish further sequels to these games, which may adversely affect our business and financial performance. Further, if rights to publish sequels are granted to one of our competitors, new products published by them could have a negative impact on our existing Zumba titles in the marketplace.

A decrease in the popularity of our licensed brands and, correspondingly, the video games we publish based on those brands could negatively impact our revenues and financial position.

Certain games released in 2013 were based upon popular licensed brands. As previously mentioned, approximately 55% of our net revenues in 2013 were generated from the Zumba franchise games, first commercially released in November 2010. A decrease in the popularity of the Zumba property or other licensed properties would negatively impact our ability to sell games based upon such licenses and could lead to lower net sales, profitability, and/or an impairment of our licenses, which would negatively impact our profitability.

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

Our Zumba Fitness games require a belt accessory for use on the Nintendo Wii and WiiU platforms. The manufacturers of the belt accessory are located in China. Anything that impacts the ability of the manufacturers to produce or otherwise supply the belt accessories for us or increases their costs of production, including the utilization of such manufacturer’s capacity by another company; changes in safety, environment or other regulations applicable to the accessories and the manufacturing thereof; natural or manmade disasters that disrupt manufacturing, transportation or communications; labor shortages, civil unrest or other issues negatively impacting Chinese companies; increases in the prices of raw materials; increases in fuel prices and other shipping costs; and increases in local labor costs in China, may increase the prices we must pay for the accessories or otherwise impede our ability to supply the accessories to the market. If we are unable to supply such accessories, sales of the titles will be impacted.

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

Our sales to GameStop and Target each accounted for approximately 14% of our revenue for the fiscal year 2013 and several other major retailers accounted for between 4 and 10% of our revenue each. Although we seek to broaden our customer base, we anticipate that a small number of customers will continue to account for a large concentration of our sales given the consolidation of the retail industry. We do not have written agreements in place with several of our major customers. Consequently, our relationship with these retailers could change at any time. In addition, revenue from 505 Games s.r.l. in Europe represented approximately 15%, 22% and 11% of revenue in 2013, 2012 and 2011, respectively. Our business, results of operations and financial condition could be adversely affected if:

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

Our business is highly dependent on the continued growth of gaming console platforms and our ability to develop commercially successful products for these platforms.

We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties. The success of our business is dependent upon the continued growth of these platforms and our ability to develop commercially successful products for these platforms.

Transitions in console platforms could adversely affect the market for interactive entertainment software.

In 2005, Microsoft released the Xbox 360 and, in 2006, Sony and Nintendo introduced the PS3 and Wii, respectively. Nintendo launched its next-generation console, the Wii U, during November 2012. In November 2013, Microsoft released the Xbox One and Sony released the Playstation 4. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console software products for older console platforms in anticipation of new platforms becoming available. During these periods, sales of game console software products we publish may decline until new platforms are introduced and achieve wide consumer acceptance. This decline may not be offset by increased sales of products for the new console platforms. As console hardware moves through its life cycle, platform hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for current-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions may be more volatile and more difficult to predict than during other times, and such volatility may cause greater fluctuations in our stock price.

Termination or modification of our agreements with platform hardware manufacturers, who are also competitors and frequently control the manufacturing of our titles, may adversely affect our business.

We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2, PlayStation 3 and PSP, from Nintendo to develop products for the DS, DSi, 3DS, Wii and WiiU and from Microsoft to develop products for the Xbox, Xbox 360 and Xbox One. These licenses are non-exclusive and, as a result, our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms.

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

In order to publish products for a video game system such as the Xbox or Wii, we must take a license from Microsoft and Nintendo, respectively, which gives these companies the opportunity to set the fee structures that we must pay in order to publish games for that platform. Similarly, these companies have retained the flexibility to change their fee structures, or adopt different fee structures for new features for their video game systems. The control that hardware manufacturers have over the fee structures for their video game systems could adversely impact our costs, profitability and margins.

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

 We are developing products for new platforms, including online distribution. These new platforms, such as iOS and Android mobile devices, Facebook and Steam, utilize new business models, including generating revenue through micro-transactions by end users, subscription services and advertising. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. Our actual revenues and profits for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail for one or more of our titles, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, and the opportunity cost of diverting management and financial resources away from our core businesses.

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

Our investment in online gaming company GMS Entertainment Ltd. may have an adverse effect on our business and financial performance.

On August 6, 2013, Majesco and the founder of Orid Media Limited (referred to herein as Orid) formed GMS Entertainment Limited (referred to herein as GMS), a company incorporated in the Isle of Man, for the purpose of pursuing an online casino games strategy.   On October 14, 2013, GMS Entertainment acquired the operations and certain assets and liabilities of Orid and Pariplay Limited (referred to herein as Pariplay).  Orid designs and develops both fixed odd and random based online and mobile games for use in real money online games, social casinos and lottery systems. Pariplay is a licensed online gambling operator headquartered in the Isle of Man.  The founder of Orid and Pariplay maintains a 50% interest in GMS. We account for GMS on the equity method as a corporate joint venture and will recognize in our financial statements our share of the earnings or losses of GMS in the periods for which they are reported by them.

This investment involves significant challenges and risks, including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, that we experience difficulty in the integration of business systems and technologies, or that management’s attention is diverted from our other businesses. These events could harm our operating results or financial condition.

Pariplay operates in highly competitive industries and its success depends on its ability to effectively compete with numerous domestic and foreign businesses.

Pariplay faces significant competition as it seeks to offer products and services for the lottery and gaming businesses and the evolving interactive lottery and gaming industries. We cannot assure you that its products and services will be profitable or that it will be able to attract and retain players as its products and services compete with other offerings.

We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the lottery and gaming industries, in part due to laws and regulations governing the industry.

Pariplay’s online, social, casual and mobile products and services are part of the new and evolving interactive gaming industry. Part of our strategy is to take advantage of the liberalization of internet and mobile gaming, both within the U.S. and internationally. This industry involves significant risks and uncertainties, including legal, business and financial risks. The success of this industry and of our interactive products and services will be affected by future developments in social networks, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This environment can make it difficult to plan strategically and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future operating results relating to our interactive gaming products and services may be difficult to predict and we cannot provide assurance that our interactive gaming products and services will grow at the rates we expect, or be successful in the long term.

Our business is subject to increasing regulation which could negatively impact our business.

Legislation is continually being introduced in the United States and other countries to mandate rating requirements or set other restrictions on the advertisement or distribution of entertainment software based on content. Adoption of government ratings system or restrictions on distribution of entertainment software based on content could harm our business by limiting the products we are able to offer to our customers and compliance with new and possibly inconsistent regulations for different territories could be costly or delay the release of our products.

As we increase the online delivery of our products and services, we are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, such as the Children’s Online Privacy Protection Act. In addition, other laws relating to user privacy, data collection and retention, content, advertising and information security have been adopted or are being considered for adoption by many countries throughout the world. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease 21,250 square feet of office, development and storage space located at 160 Raritan Center Parkway, Edison, NJ 08837. The lease, which provides for base rents of approximately $24,000 per month, plus taxes, insurance and operating costs, expires on January 31, 2015.

Item 3.  Legal Proceedings.

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC against Microsoft Corporation and the Company. The complaint alleges that Kinect and certain Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. Intelligent Verification Systems is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. We, in conjunction with Microsoft, are defending ourselves against the claim and have certain third party indemnity rights from developers for costs incurred in the litigation. We cannot currently estimate a potential range of loss if the claim against us is successful.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “COOL.” The market for our common stock has often been sporadic, volatile and limited.

The following table shows the high and low bid quotations for our common stock as reported by Nasdaq from November 1, 2011 through October 31, 2013. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2012
First Quarter	$3.63	$2.05
Second Quarter	$3.04	$2.06
Third Quarter	$2.50	$1.64
Fourth Quarter	$1.80	$0.97

Fiscal Year 2013
First Quarter	$1.25	$0.58
Second Quarter	$0.74	$0.52
Third Quarter	$0.79	$0.56
Fourth Quarter	$0.78	$0.53

Holders of Common Stock.  On January 8, 2014, we had 106 registered holders of record of our common stock. On January 8, 2014, the closing sales price of our common stock as reported on Nasdaq was $0.66 per share.

Dividends and dividend policy.  We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on our common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.  The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2013 fiscal year end.

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

	Year Ended October 31,
	2013	2012	2011	2010	2009
	(In thousands, except share data)
Consolidated Statement of Operations Data:
Net revenues	$47,267	$132,287	$125,291	$75,648	$94,452
Cost of sales(1)	35,099	88,772	79,816	57,263	71,543
Gross profit	12,168	43,515	45,475	18,385	22,909
Operating expenses(2)	24,404	39,803	34,115	20,496	29,480
Operating (loss) income	(12,236)	3,712	11,360	(2,111)	(6,571)
Interest and financing costs, net	409	958	1,255	999	1,318
Other non-operating expense (income)(3)	(17)	(1,932)	2,847	(482)	415
(Loss) income before income taxes	(12,628)	4,686	7,258	(2,628)	(8,304)
Income taxes	14	73	426	(1,656)	(1,115)
Net (loss) income	$(12,642)	$4,613	$6,832	$(972)	$(7,189)
Net (loss) income per share:
Basic	$(0.30)	$0.12	$0.18	$(0.03)	$(0.24)
Diluted	$(0.30)	$0.11	$0.17	$(0.03)	$(0.24)
Weighted average shares outstanding:
Basic	41,601,343	39,973,248	38,527,589	37,019,750	29,770,382
Diluted	41,601,343	40,823,197	40,123,968	37,019,750	29,770,382

	October 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,385	$18,038	$13,689	$8,004	$11,839
Working capital	15,667	27,746	23,791	11,563	11,815
Total assets	37,649	49,298	52,377	30,029	28,527
Non-current liabilities	-	-	1,949	144	626
Stockholders’ equity	20,053	29,337	23,235	12,008	11,719
____________

(1)
Cost of sales includes $0.0 million, $0.0 million, $2.7 million, $1.0 million and $2.5 million in 2013, 2012, 2011, 2010 and 2009, respectively, to recognize impairments to the carrying value of products for future release.

(2)
Operating expenses include: (1) for 2013, an impairment of software development costs and license fees — cancelled games of $0.7 million; (ii) for 2012, an impairment of capitalized software development costs and license fees — cancelled games of $1.2 million; (iii) for 2011, an impairment of capitalized software development costs and license fees — cancelled games of $1.5 million; (iv) for 2010, an impairment of capitalized software development costs and license fees — cancelled games of $0.4 million; and (v) for 2009, a settlement of litigation and related charges, net, of $0.4 million, and impairment of capitalized software development costs and license fees — cancelled games of $1.0 million.

(3)
Other non-operating expense includes: (i) for 2013, a gain from a change in fair value of warrants of  less than $0.1 million (ii) for 2012, a gain from a change in fair value of warrants of $1.9 million; (iii) for 2011, a loss from a change in fair value of warrants of $2.8 million; (iv) for 2010, a gain from a change in fair value of warrants of $0.5 million; and (v) for 2009, a loss from a change in fair value of warrants of $0.4 million.

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

Overview

We are a provider of video game products primarily for the family oriented, casual-game consumer. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and  Xbox One and the personal computer, or PC. We also publish games for numerous digital platforms such as Xbox Live Arcade and PlayStation Network, or PSN, and mobile platforms such as iPhone, iPad and Android devices, as well as online platforms such as Facebook and Zynga.com.

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

General and Administrative Expenses.  General and administrative expenses primarily represent employee related costs, including corporate executive and support staff, general office expenses, professional fees and various other overhead charges. Professional fees, including legal and accounting expenses, typically represent one of the largest components of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as SEC filings.

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

Income Taxes.  Income taxes consists of our provision/(benefit) for income taxes, as affected by our  net operating loss carryforwards. Future utilization of our net operating loss, or NOL, carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of NOL carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal. In fiscal 2012 and 2011, we reversed our valuation allowance to the extent of our NOLs used, and recorded certain alternative minimum taxes and state taxes.

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

Revenue Recognition.  We recognize revenue upon the shipment of our product when: (1) risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products are sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Included in advances from customers and deferred revenue as of October 31, 2013 is deferred revenue of $5.2 million on sales of products with a future street date. In connection with this deferred revenue, the Company has approximately $1.7 million of deferred cost of sales – product included in prepaid expenses and other current assets. Some of our software products provide limited online features at no additional cost to the consumer. Generally, we have considered such features to be incidental to our overall product offerings and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying our revenue recognition policy. To date, the Company has not earned significant revenues from such features. In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

When we enter into license or distribution agreements that provide for multiple copies of games in exchange for guaranteed amounts, revenue is recognized in accordance with the terms of the agreements, generally upon delivery of a master copy, assuming our performance obligations are complete and all other recognition criteria are met, or as per-copy royalties are earned on sales of games.

We operate hosted online games in which players can play for free and purchase virtual goods for use in the games. We recognize revenues from the sale of virtual goods as service revenues over the estimated period in which players use the game. We currently estimate these periods of use to be three to four months. We will periodically assess our estimates for this period of use and future increases or decreases in these estimates will affect our recognized revenues prospectively. We also recognize advertising revenue related to advertising placed on our game sites as ads are displayed. We have not earned significant revenue to date related to online games.

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

Our provisions for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our provisions, which would impact the net revenues and/or selling and marketing expenses we report. For the 12-month periods ended October 31, 2013, 2012 and 2011, we provided allowances for future price protection and other allowances of $3.0 million, $4.3 million and $4.0 million, respectively. Fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring a portion of our receivables to a third party that buys without recourse. For receivables that are not sold without recourse, we analyze our aged accounts receivables, payment history and other factors to make a determination if collection of receivables is likely, or a provision for uncollectible accounts is necessary.

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

Prepaid license fees represent license fees to holders for the use of their intellectual property rights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (capitalized license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance commitment remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which we estimate the release date to be more than one year from the balance sheet date. Non-current costs amounted to $0 and $500 as of October 31, 2013 and 2012, respectively.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses – loss on impairment of capitalized software development costs and license fees – cancelled games. As of October 31, 2013, the net carrying value of our licenses and software development costs was $7.8 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended October 31,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Cost of sales
Product costs	39.4	35.3	43.8
Software development costs and license fees	34.9	31.8	17.7
Loss on impairment of software development costs and license fees — future releases	-	-	2.2
Gross profit	25.7	32.9	36.3
Operating expenses
Product research and development	11.7	5.9	5.6
Selling and marketing	16.6	15.2	11.7
General and administrative	19.4	7.6	8.4
Workforce reduction	1.7	-	-
Depreciation and amortization	0.8	0.4	0.3
Loss on impairment of software development costs and license fees — canceled games	1.4	1.0	1.2
Operating (loss) income	(25.9)	2.8	9.1
Interest and financing costs and other non-operating expenses	0.8	(0.8)	3.3
(Loss) income before income taxes	(26.7)	3.6	5.8
Income taxes	0.0	0.1	0.3
Net (loss) income	(26.7)%	3.5%	5.5%

The following table sets forth the components of settlements and loss on impairments for the years ended October 31, 2013, 2012 and 2011.

	Year Ended October 31,
	2013	2012	2011
	(in thousands)
Loss on impairment of software development costs and license fees — cancelled games	$675	$1,219	$1,512

The following table sets forth the source of net revenues, by game platform, for the years ended October 31, 2013, 2012 and 2011.

	Year Ended October 31,
	2013		2012		2011
	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues
Nintendo Wii, WiiU	$21.9	46%	$79.0	60%	$73.2	58%
Microsoft Xbox 360	10.4	22%	34.9	26	23.2	18
Nintendo DS	8.1	17%	13.8	10	22.2	18
Nintendo 3DS	3.8	8%	1.7	1	-	-
Sony Playstation 3	0.9	2%	0.9	1	4.7	4
Accessories and other	2.2	5%	2.0	2	2.0	2
TOTAL	$47.3	100%	$132.3	100%	$125.3	100%

Year ended October 31, 2013 versus year ended October 31, 2012

Net Revenues. Net revenues for the year ended October 31, 2013 decreased approximately 64% to $47.3 million from $132.3 million in the comparable period last year. The decrease was primarily due to lower sales of our Zumba Fitness products and smaller slate of new releases for the Microsoft Kinect. The decline in Zumba sales was due to the timing of our newly released titles, and declining sales for successive sequel releases, particularly on the Nintendo Wii platform. Our results for the year ended October 31, 2012 included revenues from the launch of two new Zumba sequel titles for both the Nintendo Wii and Microsoft Kinect for the Xbox 360. The first set of Zumba sequels, Zumba 2 for the Nintendo Wii and Zumba Rush for the XBOX 360 were released in November 2011 and February 2012, respectively, and Zumba Core for the Nintendo Wii and XBOX 360 were released in October 2012. Both of these releases occurred during our 2012 fiscal year. Comparatively, we had no launch revenues for Zumba console games in our results for the same period in fiscal 2013 as our fourth sequel Zumba title, Zumba World Party was released in November 2013. Additionally, we have experienced comparatively lower sales for each successive Zumba sequel. We believe declining software sales for all video games for the Nintendo Wii, reflecting the end of life of the Wii platform, contributed to declining Zumba sales, as well as the life of the product. Net revenues in the European market decreased to approximately $8.2 million from $28.8 million a year ago, also reflecting both Zumba-release timing and a decline in sequel sales. Overall Zumba sales accounted for 55% of our net revenues during the period, compared to 76% in the prior year.

Gross Profit. Gross profit for the year ended October 31, 2013 was $12.2 million compared to a gross profit of $43.5 million last year. The decrease in gross profit was primarily attributable to decreased net revenues for the year ended October 31, 2013, as discussed above. Gross profit as a percentage of net sales was 26% for the year ended October 31, 2013, compared to 33% for the year ended October 31, 2012. The decrease in gross profit as a percentage of sales primarily reflects lower average net selling prices and higher development and license fees in the current period.

Product Research and Development Expenses. Research and development expenses were $5.5 million for the year ended October 31, 2013, compared to $7.8 million of expenses for the same period in 2012. Lower internal development expenses, including the impact of headcount reductions resulting from the closing of our social games studio in January 2013, were partially offset by increased third-party development costs of mobile games in the current-year period.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $7.9 million for the year ended October 31, 2013, compared to $20.2 million for the year ended October 31, 2012. The decrease was primarily due to decreased media advertising and marketing expenses related to Zumba, NBA Baller Beats and other new releases. Commissions and other costs were also lower due to lesser sales volumes and our January 2013 headcount reduction.

General and Administrative Expenses. For the year ended October 31, 2013, general and administrative expenses decreased to $9.2 million from $10.1 million in the comparable prior-year period. The decrease primarily reflected lower compensation costs, including stock compensation and other administrative expenses. The prior year period also included charges for uncollectible accounts receivable. These decreases we partially offset by higher legal and consulting expenses.

Workforce Reduction. Workforce reduction costs amounted to $0.8 million in the year ended October 31, 2013. There were no such costs in the prior-year period. On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost based model using outside subcontractors in the production of our games. The realignment included a reduction in workforce of approximately 40 employees. Workforce reduction costs consisted primarily of severance costs.

Loss on Impairment of Capitalized Software Development Costs and License Fees – Cancelled Games. For the year ended October 31, 2013, loss on impairment of capitalized software development costs and license fees – cancelled games, amounted to $0.7 million compared to $1.2 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. In fiscal 2013, we reduced the number of console-game development projects initiated.

Operating (Loss) Income. Operating loss for the year ended October 31, 2013 was approximately $12.2 million, compared to operating income of $3.7 million in 2012, primarily as a result of decreased revenues and gross profits discussed above and our January 2013 workforce reduction offset by lower advertising costs and impairment losses.

Change in Fair Value of Warrant Liability. Prior to March 2013, we had outstanding warrants that were recorded at fair value as liabilities and re-measured on a quarterly basis. We recorded a gain of $1.9 million for the year ended October 31, 2012, reflecting a decrease in the fair value of the warrants. In the year ended October 31, 2013, the warrants expired and the change in the fair value of the warrant liability was not significant.

Income Taxes. In the year ended October 31, 2013 and 2012, our income tax expense was not significant, representing primarily minimum state and federal income taxes.

GMS Entertainment Limited. In October 2013, GMS completed an asset purchase agreement to acquire substantially all of the assets of Orid Media, a designer and developer of online casino games, including all of the outstanding share capital of its wholly-owned subsidiary Pariplay. The operations of GMS from the date of the asset purchase to October 31, 2013 were not material.

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

Liquidity and Capital Resources

As of October 31, 2013, our cash and cash equivalents balance was $13.4 million and funds available to us under our factoring agreement was $4.8 million. Additionally, we have approximately $8.3 million available on our purchase order financing agreement. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.

Our current plan is to fund our operations through existing cash and cash equivalents and product sales.  However, our operating results may vary significantly from period to period and we have incurred operating losses.  Our sales have declined significantly during 2013 partially due to the late lifecycle of existing generation gaming platforms, the introduction of competing platforms such as mobile gaming, and lower sales of our Zumba fitness products. As a result, we have reduced our operating expenses. We believe, based on our forecasts and existing cash and cash equivalents we can fund our operations through at least January 31, 2015. However, we may be required to modify our plan, or seek outside sources of financing, and/or equity sales, if our current operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Additionally, we are dependent on our purchase order financing and account receivable factoring agreement to finance our working capital needs, including the purchase of inventory. If the current level of financing was reduced or we fail to meet our operational objectives, it could create a material adverse change in the business.

Factoring and Purchase Order Financing.

To satisfy our liquidity needs, we factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. Outstanding advances against accounts receivable under our factoring agreement amounted to $1.7 million at October 31, 2013. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. These funds are available for the purchase of inventory, and are re-payable upon receipt of the inventory by us. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had outstanding advances of $1.8 million for purchase order financing at October 31, 2013.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2013, we had no excess advances outstanding.

Amounts to be paid to us by the factor for any accounts receivable are offset by any amounts previously advanced by the factor. The interest rate is prime plus 1.5%, annually, subject to a 5.5% floor. In certain circumstances, an additional 1.0% annually is charged for advances against inventory.

Manufacturers require us to pay cash in advance in order to manufacture the products required under a purchase order. We may finance these orders utilizing our finance company or our factor. The finance company charges 1.5% of the purchase order amount for each transaction for 30 days, plus administrative fees. Our factor provides purchase order financing at a cost of 0.5% of the purchase order amount for each transaction for 30 days. Additional charges are incurred if borrowings remain outstanding in excess of the original time period and/or the financing company is not paid at the time the products are received. When our liquidity position allows, we will pay cash in advance instead of utilizing purchase order financing. This results in reduced financing and administrative fees associated with purchase order financing.

Advances from Customers. On a case by case basis, distributors and other customers have agreed to provide us with cash advances on their orders. These advances are then applied against future sales to these customers. In exchange for these advances, we offer these customers beneficial pricing or other considerations.

Contingencies and Commitments.

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC against Microsoft Corporation and the Company. The complaint alleges that Kinect and certain Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. Intelligent Verification Systems is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. We, in conjunction with Microsoft, are defending ourselves against the claim and have certain third party indemnity rights from developers for costs incurred in the litigation. We cannot currently estimate a potential range of loss if the claim against us is successful.

The Company at times may be a party to claims and suits in the ordinary course of business. We record a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. The Company has not recorded a liability with respect to the matters above. While the Company believes that it has valid defenses with respect to the legal matter pending and intends to vigorously defend the matter above, given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of the matter could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

The table below summarizes our contractual obligations as of October 31, 2013, in thousands. In addition, certain license agreements provide for minimum commitments for marketing support.

	Payments due by period
	Total of payments	Less than one year	1-3 years	3-5 years	More than 5 years
Operating leases	$370	$297	$73	-	-
Software development	1,688	1,688	-	-	-
Total	$2,058	$1,985	$73	-	-

On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost based model using outside subcontractors in the production of our games. The realignment included a reduction in workforce, including employees related to the closure of our studio in Massachusetts, which focused on social games for Facebook, game-testing personnel in our New Jersey facility, and other marketing and support personnel. We recorded charges of approximately $0.8 million in the first quarter of fiscal 2013 relating to this reduction in force, consisting primarily of severance payments and termination benefits.  These commitments were fully paid in fiscal 2013.

Off-Balance Sheet Arrangements

As of October 31, 2013, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $13.4 million as of October 31, 2013, compared to $18.0 million as of October 31, 2012. Working capital as of October 31, 2013 was $15.7 million compared to $27.7 million as of October 31, 2012. Total cash and equivalents, plus advances available to us under our factoring agreement was $18.2 million and $31.3 million at October 31, 2013 and 2012, respectively.

Operating Cash Flows.  Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third party developers of our software; costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the year ended October 31, 2013, we used approximately $4.6 million in cash for operating activities, compared to $6.1 million of net cash flows provided by operations in the prior year. The change in cash flows from operations was primarily due to decreased operating (loss)  income, which decreased $15.9 million from $3.7 million of operating income in the year ended October 31, 2012 to $12.2 million of operating loss in the year ended October 31, 2013. In the current year, reported operating cash flow was positively affected by the collection of prior-year accounts receivable. In 2012, reported cash flows from operations were negatively affected by an increase in accounts receivable from October 2012 releases, the effects of which were partially offset by the timing of development costs and amortization. Operating income excludes the non-cash effects of the change in our warrant liability and interest and financing costs.

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

Investing Cash Flows.  Cash used in investing activities for the years ended October 31, 2013, 2012 and 2011 included purchases of computer equipment and leasehold improvements of $0.3 million, $0.3 million and $0.5 million, respectively. In 2011, the Company used $0.8 million to acquire the assets of Quick Hit, Inc. and in 2013, the Company invested $3.5 million in GMS Entertainment, a joint venture formed to pursue online casino gaming.

Financing Cash Flows.  Net cash (used in) provided by  financing activities for the years ended October 31, 2013, 2012 and 2011 amounted to $3.7 million, $(1.4) million and $(2.5) million, respectively. In 2013, the Company received proceeds of $2.0 million from a direct sale of its common stock to an investor. In addition, the Company used $1.8 million of its purchase financing facility for the purchase of inventory for the 2013 holiday selling season. In 2012 and 2011, the net use of cash in financing activities reflected decreases in inventory financing balances. In 2011, the effect of the net decrease in outstanding financing was partially offset by $1.8 million of net of proceeds from the exercise of outstanding options and warrants.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was effective as of October 31, 2013.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm.

Item 9B.  Other Information.

Not applicable.

PART III

The information required by Part III of Form 10-K under the items listed below are incorporated by reference from our definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2013 fiscal year end.

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

31

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

#10.8	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

#10.9	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

#10.10	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 15, 2008).

10.11	First Amendment to Lease by and between the Company and the Landlord dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009).

10.12	Form of Personal Indemnification Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 15, 2009).

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

#10.19	Amended Directors Compensation Policy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2011)

10. 20
XBOX 360 Publisher License Agreement, effective September 13, 2005, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

+10.21
Amendment to the XBOX 360 Publisher License Agreement (2008 renewal, etc.), effective September 1, 2009, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

+10.22
Amendment to the XBOX 360 Publisher License Agreement (Russian Incentive Program, Hits Program Revisions), effective February 4, 2010, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

#10.23
Employment Agreement, dated January 8, 2009, between Jesse Sutton and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 13, 2009).

#10.24	Employment Agreement, dated July 25, 2011, between Michael Vesey and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2011).

#10.25	2012 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2012).

#10.26	2011 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2011).

#10.27	2010 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 16, 2010).

#10.28	Majesco Entertainment Company Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 25, 2013).

#10.29	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2012).

10.30
Common Stock Purchase Agreement, dated August 2, 2013, by and between Majesco Entertainment Company and Yair Goldfinger (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2013).

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
____________

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

Date: January 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Sutton	Chief Executive Officer and Director	January 14, 2014
Jesse Sutton	(Principal Executive Officer)

/s/ Michael Vesey	Chief Financial Officer (Principal	January 14, 2014
Michael Vesey	Financial and Accounting Officer)

/s/ Allan I. Grafman	Chairman of the Board	January 14, 2014
Allan I. Grafman

/s/ Laurence Aronson	Director	January 14, 2014
Laurence Aronson

/s/ Louis Lipschitz	Director	January 14, 2014
Louis Lipschitz

/s/ Keith McCurdy	Director	January 14, 2014
Keith McCurdy

/s/ Stephen Wilson	Director	January 14, 2014
Stephen Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Majesco Entertainment Company

We have audited the accompanying consolidated balance sheets of Majesco Entertainment Company and Subsidiary (the ”Company”) as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2013.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Majesco Entertainment Company and Subsidiary as of October 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
January 14, 2014

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$13,385	$18,038
Due from factor, net	2,134	12,501
Accounts and other receivables	1,169	3,936
Inventory	4,859	7,762
Advance payments for inventory	1,064	257
Capitalized software development costs and license fees	7,825	3,489
Prepaid expenses and other current assets	2,827	1,724
Total current assets	33,263	47,707
Property and equipment, net	817	1,003
Investment in GMS Entertainment Limited	3,500	-
Other assets	69	588
Total assets	$37,649	$49,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,994	$15,490
Inventory financing	1,764	-
Advances from customers and deferred revenue	6,838	4,454
Warrant liability - current	-	17
Total current liabilities	17,596	19,961
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 46,295,969 and 41,862,321 shares issued and outstanding at October 31, 2013 and 2012, respectively	46	42
Additional paid-in capital	124,148	120,755
Accumulated deficit	(103,530)	(90,888)
Accumulated other comprehensive loss	(611)	(572)
Net stockholders’ equity	20,053	29,337
Total liabilities and stockholders’ equity	$37,649	$49,298

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years Ended October 31,
	2013	2012	2011
Net revenues	$47,267	$132,287	$125,291
Cost of sales
Product costs	18,625	46,718	54,939
Software development costs and license fees	16,474	42,054	22,151
Loss on impairment of software development costs and license fees – future releases	-	-	2,726
	35,099	88,772	79,816
Gross profit	12,168	43,515	45,475
Operating costs and expenses
Product research and development	5,542	7,784	6,992
Selling and marketing	7,854	20,157	14,707
General and administrative	9,176	10,077	10,506
Workforce reduction	776	-	-
Loss on impairment of software development costs and license fees — cancelled games	675	1,219	1,512
Depreciation and amortization	381	566	398
	24,404	39,803	34,115
Operating (loss) income	(12,236)	3,712	11,360
Other expenses (income)
Interest and financing costs	409	958	1,255
Change in fair value of warrant liability	(17)	(1,932)	2,847
(Loss) income before income taxes	(12,628)	4,686	7,258
Income taxes	14	73	426
Net (loss) income	$(12,642)	$4,613	$6,832
Net (loss) income per share:
Basic	$(0.30)	$0.12	$0.18
Diluted	$(0.30)	$0.11	$0.17
Weighted average shares outstanding:
Basic	41,601,343	39,973,248	38,527,589
Diluted	41,601,343	40,823,197	40,123,968

See accompanying notes

F-4

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Year Ended October 31,
	2013	2012	2011

Net (loss) income	$(12,642)	$4,613	$6,832
Other comprehensive (loss) income
Foreign currency translation adjustments	(39)	(45)	(5)
Other comprehensive (loss) income	(39)	(45)	(5)
Comprehensive (loss) income	$(12,681)	$4,568	$6,827

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other	Net
	$.001 par value		Paid-In	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Loss	Equity
Balance — October 31, 2010	39,326,376	$39	$114,824	$(102,333)	$(522)	$12,008
Issuance of common stock in connection with:
Restricted stock grants — directors	147,549	—	192	—	—	192
Restricted stock grants, net — employees	761,669	1	1,098	—	—	1,099
Non-cash compensation charges — stock options	—	—	137	—	—	137
Exercise of options	69,545	—	61	—	—	61
Exercise of warrants and units	1,002,210	1	2,852	—	—	2,853
Warrants issued for license	—	—	58	—	—	58
Net income	—	—	—	6,832	—	6,832
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Balance — October 31, 2011	41,307,349	41	119,222	(95,501)	(527)	23,235
Issuance of common stock in connection with:
Restricted stock grants — directors	78,634	—	188	—	—	188
Restricted stock grants, net — employees	537,280	1	1,365	—	—	1,366
Non-cash compensation charges — stock options	—	—	132	—	—	132
Shares withheld for taxes	(86,420)	—	(161)	—	—	(161)
Exercise of options	13,158	—	9	—	—	9
Exercise of warrants and units	12,320	—	—	—	—	—
Net income	—	—	—	4,613	—	4,613
Foreign currency translation adjustment	—	—	—	—	(45)	(45)
Balance — October 31, 2012	41,862,321	42	120,755	(90,888)	(572)	29,337
Issuance of common stock in connection with:
Restricted stock grants — directors	304,399	—	188	—	—	188
Restricted stock grants, net — employees	827,647	1	757	—	—	758
Non-cash compensation charges — stock options	—	—	470	—	—	470
Shares withheld for taxes	(31,731)	—	(19)	—	—	(19)
Sale of common stock	3,333,333	3	1,997	—	—	2,000
Net loss	—	—	—	(12,642)	—	(12,642)
Foreign currency translation adjustment	—	—	—	—	(39)	(39)
Balance — October 31, 2013	46,295,969	$46	$124,148	$(103,530)	$(611)	$20,053

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,642)	$4,613	$6,832
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	381	566	398
Change in fair value of warrant liability	(17)	(1,932)	2,847
Non-cash compensation expense	1,416	1,686	1,468
Provision for price protection and customer allowances	2,993	4,324	3,928
Amortization of capitalized software development costs and license fees	6,460	17,363	6,204
Loss on impairment of software development costs and license fees	675	1,219	4,238
Impairment of goodwill	-	54	-
Provision for excess inventory	675	1,515	1,794
Changes in operating assets and liabilities, net of acquisition:
Due from factor	7,374	(15,888)	(2,997)
Accounts and other receivables	2,767	(830)	(3,223)
Inventory	2,228	2,328	(4,981)
Capitalized software development costs and license fees	(10,971)	(9,441)	(18,064)
Advance payments for inventory	(807)	5,678	(521)
Prepaid expenses and other assets	(1,086)	844	(1,918)
Accounts payable and accrued expenses	(6,417)	(4,868)	8,752
Advances from customers and deferred revenue	2,384	(1,139)	4,660
Net cash (used in) provided by operating activities	(4,587)	6,092	9,417
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(274)	(338)	(465)
Investment in GMS Entertainment Limited	(3,500)	-	-
Purchase of assets of Quick Hit, Inc., net of acquired cash	-	-	(779)
Net cash used in investing activities	(3,774)	(338)	(1,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	2,000	-	-
Proceeds from exercise of options and warrants	-	9	1,830
Income tax withholding from exercise of options and warrants	(19)	(161)	-
Borrowings for (repayments of) inventory financing	1,764	(1,238)	(4,319)
Net cash provided by (used in) financing activities	3,745	(1,390)	(2,489)
Effect of exchange rates on cash and cash equivalents	(37)	(15)	1
Net (decrease) increase in cash and cash equivalents	(4,653)	4,349	5,685
Cash and cash equivalents — beginning of year	18,038	13,689	8,004
Cash and cash equivalents — end of year	$13,385	$18,038	$13,689
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest and financing costs	$455	$870	$1,255
Cash paid during the year for income taxes	$-	$591	$3
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Leased assets	$-	$46	$163
Warrant liability reclassified to additional paid-in capital upon exercise	$-	$-	$1,042
Issuance of warrants for license fees	$-	$-	$58

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

The Company is a provider of video game products primarily for the mass-market consumer. It sells its products primarily to large retail chains, specialty retail stores, and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, 3DS and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC.  It also publishes games for digital platforms, including mobile platforms like the iPhone, iPad and Android devices, as well as online platforms such as Facebook and Zynga.

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

Geographic regions.  Net revenues by geographic region were as follows:

	Years Ended October 31,
	2013	%	2012	%	2011	%
United States	$39,109	82.7%	$103,457	78.2%	$110,115	87.9%
Europe	8,158	17.3%	28,830	21.8%	15,176	12.1%
Total	$47,267	100.0%	$132,287	100.0%	$125,291	100.0%

Major customers.  Sales to GameStop represented approximately 14%, 11% and 21% of net revenues in 2013, 2012 and 2011, respectively. Sales to Target represented approximately 14%, 11% and 10% of sales in 2013, 2012 and 2011, respectively. Sales to Wal-Mart, Inc. represented approximately 18% and 18% of net revenues in 2012 and 2011, respectively. Sales to Best Buy represented approximately 11% of sales in 2011. Revenue from 505 Games s.r.l, primarily reflecting revenue from Europe, represented approximately 15%, 22% and 11% of sales in 2013, 2012 and 2011, respectively.

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the years ended October 31, 2013, 2012 and 2011 sales of the Company’s Zumba Fitness games accounted for approximately 55%, 76% and 70% of revenue, respectively.  We license the rights to publish these games from a third party.  If we do not license rights for additional Zumba games or if any new versions are not successful, this may have a significant impact on our future revenues.

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

Shipping and handling, which consist principally of transportation charges incurred to move finished goods to customers, amounted to $500, $992 and $930 for the years ended October 31, 2013, 2012 and 2011, respectively, and are included in selling and marketing expenses.

In certain instances, customers and distributors provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers.  Advances are classified as advances from customers and deferred revenue in the accompanying balance sheets.  Included in advances from customers and deferred revenue are $1,179 and $969 of deferred license revenue at October 31, 2013 and 2012, respectively, and $5,204 and $3,366 of deferred revenue on sales of products with a future street date, as of October 31, 2013 and 2012, respectively.  In connection with this deferred revenue, the Company has approximately $1,748 and $1,093 of deferred cost of sales – product included in prepaid expenses and other current assets as of October 31, 2013 and 2012, respectively.

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

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date.  The non-current portion of capitalized software development costs and license fees was $0 and $500 as of October 31, 2013 and 2012, respectively, which is included in other assets.

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

Advertising Expenses.  The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the advertisement. Advertising costs charged to operations were $3,361, $11,849, and $6,677 for the years ended October 31, 2013, 2012 and 2011, respectively.

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

Foreign Currency Translation.  The functional currency of the Company’s foreign subsidiary is its local currency. All assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the year, and revenue and operating expenses are translated at weighted average exchange rates during the year. The resulting translation adjustments are included in accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements.

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (FASB) issued an update to ASC 220, Comprehensive Income. The update to ASC 220 establishes standards for the reporting and presentation of comprehensive income. The update became effective for the Company on November 1, 2012. Adoption of the update did not have a material impact on the Company’s financial position, results of operations, and cash flows.

Comprehensive Income — In February 2013, the FASB issued a further update to ASC 220, Comprehensive Income. The update establishes information requirements for amounts reclassified out of other comprehensive income by component and for the presentation on the face of the income statement, or in the notes of significant amounts reclassified out of accumulated other comprehensive income by line item of net income. The update became effective for the Company on February 1, 2013. Adoption of the update did not have a material impact on the Company’s financial position, results of operations, and cash flows.

Income Taxes — In July 2013, the FASB issued an update to ASC 740, Income Taxes. The update to ASC 740 establishes standards for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update becomes effective for the Company on November 1, 2014. Adoption of the update is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

3. FAIR VALUE

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	October 31, 2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$7,283	$7,283	$—	$—
Bank deposits	6,102	6,102	—	—
Total financial assets	$13,385	$13,385	$—	$—

	October 31, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$16,048	$16,048	$—	$—
Bank deposits	1,990	1,990	—	—
Total financial assets	$18,038	$18,038	$—	$—
Liabilities:
Warrant liability	$17	$—	$—	$17
Total financial liabilities	$17	$—	$—	$17

The Company had outstanding warrants that required settlement by transferring assets under certain change of control circumstances and were classified as liabilities in the Company’s consolidated balance sheets.  The Company measured the fair value of the warrants at each balance sheet date, using the Black-Scholes method, and recorded a gain or loss in earnings each period as change in fair value of warrants.  The warrants had a fair value of $0 at expiration in March 2013.

Assumptions used to determine the fair value of the warrants were:

	2013	2012	2011
Estimated fair value of stock	$0.61-$1.00	$1.00-$3.37	$0.62-$3.75
Expected warrant term	0-0.3 years	0.3-1.4 years	1.4-2.4 years
Risk-free rate	0.0-0.1%	0.1-0.2%	0.2-0.8%
Expected volatility	77.4-84.8%	77.4-80.0%	73.5-79.7%
Dividend yield	0%	0%	0%

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	2013	2012	2011
Beginning balance	$17	$1,949	$144
Warrants exercised	-	-	(1,042)
Total loss (gain) included in net (loss) income	(17)	(1,932)	2,847
Ending balance	$-	$17	$1,949

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

In addition, the Company may request that the factor provide it with cash advances based on its accounts receivable and inventory, up to a maximum of $30 million. The factor may either accept or reject the Company’s request for advances at its discretion. Generally, the factor allowed the Company to take advances in an amount equal to 70% of net accounts receivable, plus 60% of the Company’s inventory balance up to a maximum of $2.5 million. Occasionally, the factor allows the Company to take advances in excess of these amounts for short term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2013 and 2012, the Company had no excess advances outstanding.

Amounts to be paid to the Company by the factor for any accounts receivable are offset by any amounts previously advanced by the factor. The interest rate is prime plus 1.5%, annually, subject to a 5.5% floor. In certain circumstances, an additional 1.0% annually is charged for advances against inventory.

The Company also utilizes purchase order financing through the factor, up to a maximum of $2.5 million, to provide funding for the manufacture of its products. In connection with these arrangements, the factor has a security interest in substantially all of the Company’s assets. The factor charges 0.5% of invoiced amounts, subject to certain minimum charges per invoice.

Due from factor consists of the following:

	October 31,
	2013	2012
Outstanding accounts receivable sold to factor	$9,131	$19,938
Less: customer allowances	(3,319)	(5,591)
Less: provision for price protection	(1,943)	(1,846)
Less: advances from factor	(1,735)	-
	$2,134	$12,501

Outstanding accounts receivable sold to the factor as of October 31, 2013 and 2012 for which the Company retained credit risk amounted to $260 and $387, respectively.  As of October 31, 2013 and 2012, there were no allowances for uncollectible accounts.

5. ACCOUNTS RECEIVABLE

The following table presents the major components of accounts and other receivables:

	October 31,
	2013	2012
Royalties receivable	$702	$593
Trade accounts receivable, net of allowances of $0 and $0	467	3,343
	$1,169	$3,936

6. INVENTORIES

Inventories consist of the following:

	October 31
	2013	2012
Finished goods	$3,969	$6,538
Packaging and components	890	1,224
	$4,859	$7,762

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the major components of prepaid expenses:

	October 31,
	2013	2012
Deferred costs of sales	$1,748	$1,093
Prepaid advertising	994	87
Other	85	544
	$2,827	$1,724

In October 2012 and 2013, the Company sold certain products to customers with a street-date provision restricting customers from reselling the products until a specified release date, which was after October 31, 2012 and 2013, respectively.  Accordingly, the Company deferred revenue associated with the sales.  Deferred cost of sales represents inventory costs associated with the revenue deferred.

8. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net:

	October 31,
	2013	2012
Computers and software	$3,430	$3,385
Furniture and equipment	1,554	1,315
Leasehold improvements	154	327
	5,138	5,027
Accumulated depreciation	(4,321)	(4,024)
	$817	$1,003

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses:

	October 31,
	2013	2012
Accounts payable-trade	$4,436	$4,847
Royalty and software development	3,612	8,914
Salaries and other compensation	742	838
Income taxes payable	4	-
Other accruals	200	891
	$8,994	$15,490

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

11.  STOCKHOLDERS’ EQUITY

Common stock warrants

The following table sets forth the number shares of common stock purchasable under outstanding stock purchase warrants at October 31, 2013 and 2012:

Issued in connection with	Issue date	Expiration date	Exercise Price	October 31, 2013	October 31, 2012
Equity financing	September 5, 2007	March 5, 2013	$2.04	-	1,110,001
Consulting services	June 14, 2006	May 31, 2013	$1.55	-	16,500
Consulting services	March 29, 2010	March 28, 2015	$1.06	50,000	50,000
				50,000	1,176,501

In 2007, the Company completed a private placement of units consisting of shares of common stock and warrants.  The warrants required settlement by transferring assets under certain change of control circumstances and were classified as liabilities in the Company’s consolidated balance sheets in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.  The Company measured the fair value of the warrants at each balance sheet date, using the Black-Scholes method, and recorded a gain or loss in earnings each period as change in fair value of warrants.  The warrants had a fair value of $0 at expiration in March 2013 and $17 at October 31, 2012.  The Company recorded non-cash gains of $17 and $1,932 in the years ended October 31, 2013 and 2012, respectively, and a non-cash loss of $2,847 in the year ended October 31, 2011 due to changes in the fair value of the warrants (see Note 3).

Additionally, in connection with the private placement, the Company issued unit purchase options, to purchase at $1.50 per share, units consisting of (1) 277,667 shares of common stock, and (2) warrants to purchase up to 111,067 shares of common stock at $2.04, with terms identical to the warrants issued in the financing.  The units and underlying warrants were exercised in the year ended October 31, 2011.

A summary of the status of the Company’s outstanding warrants and units as of October 31 and changes during the years then ended is presented below:

	2013	2012	2011
Outstanding at beginning of year	1,176,501	1,196,501	2,226,469
Issued	-	-	100,000
Exercised	-	(20,000)	(1,029,968)
Cancelled or expired	(1,126,501)	-	(100,000)
Outstanding at end of year	50,000	1,176,501	1,196,501

Sale of common stock

On August 2, 2013, the Company sold shares of common stock to an investor and shareholder in Orid Media (See Note 17), with respect to a registered direct offer and sale by the Company of 3,333,333 shares of the Company’s common stock at an offering price of $.60 per share, resulting in proceeds to the Company of $2,000.

12. STOCK-BASED COMPENSATION ARRANGEMENTS

On February 13, 2004, the stockholders approved a stock option plan that provides for the granting of stock-based awards. The plan covers employees, directors and consultants and provides for, among other things, the issuance of restricted stock, non-qualified options and incentive stock options under terms determined by the Company.  As of October 31, 2013, the Company had approximately 751,000 shares available for future issuances under the plan.

Non-cash compensation expenses related to stock options and restricted stock grants are recorded in general and administrative expenses in the accompanying consolidated statements of operations and totaled $1,416, $1,686 and $1,468 for the years ended October 31, 2013, 2012 and 2011, respectively.

A summary of the status of the Company’s outstanding stock options as of October 31, 2013 and changes during the year then ended is presented below:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,241,567	$4.72
Granted	2,208,702	$0.69
Cancelled	(86,625)	$3.64
Exercised	-	$-
Outstanding at end of year	3,363,644	$2.10
Options exercisable at year-end	1,078,522	$5.02
Weighted-average fair value of options granted during the year		$0.42

The fair value of options granted during the year ended October 31, 2013 was $932.

The intrinsic value of options outstanding at October 31, 2013 was $5.  The intrinsic value of options exercised in the year ended October 31, 2012 was $13.

The weighted average contractual term of exercisable and outstanding options October 31, 2013 was 2.4 years and 5.2 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended October 31:

	2013	2012	2011
Risk free annual interest rate	0.9%	0.5%	1.5%
Expected volatility	81%	86%	76%
Expected life	4.18 years	4.25 years	4.25 years
Assumed dividends	None	None	None

The value of stock option grants is amortized over the vesting period of, generally, one to three years.  As of October 31, 2013, there was approximately $526 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

A summary of the status of the Company’s restricted stock grants as of October 31, 2013 and changes during the year then ended is presented below:

2013
Balance at beginning of year	1,379,714
Granted	1,366,399
Vested	(910,604)
Cancelled	(234,352)
Outstanding at end of year	1,601,157

The fair value of restricted shares granted during the years ended October 31, 2013, 2012 and 2011 was $888, $1,171 and $2,084, respectively.  The fair value of restricted shares vested during the years ended October 31, 2013, 2012 and 2011 was $605, $1,698 and $2,489, respectively.

The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period of, generally, six months to three years. As of October 31, 2013, there was approximately $1,312 of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

On March 29, 2010, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.06 per share to a consultant in consideration for services. In the years ended October 31, 2013, 2012 and 2011, 0, 20,000 and 30,000 warrants, respectively, were exercised and 50,000 warrants were outstanding as of October 31, 2013. The warrants are exercisable through March 28, 2015.

On July 21, 2006, the Company issued warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $1.55 per share to a consultant in consideration for services. In the years ended October 31, 2013, 2012 and 2011, 0, 0, and 23,500 warrants were exercised on a cashless basis for 0, 0, and 14,160 shares of common stock, respectively, and all of the remaining warrants, representing 16,500 shares, expired in the year ended October 31, 2013.

On June 6, 2011, the Company issued 170,652 shares of restricted common stock for the retention and compensation of employees of Quick Hit, Inc. (See Note 16). The shares of restricted common stock had a transaction-date fair value of $524, which was included in as stock-based compensation expense over the 18-month vesting period of the shares.

13.  INCOME TAXES

The provision (benefit) for income taxes for the years ended October 31, 2013, 2012 and 2011 consisted of:

	2013	2012	2011
Current:
Federal	$8	$34	$274
State	6	39	152
Deferred:
Federal	(3,823)	1,259	3,954
State	99	213	77
Impact of change in effective tax rates on deferred taxes	-	—	1,937
Less: valuation allowance	3,724	(1,472)	(5,968)
	$14	$73	$426

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2013, 2012 and 2011 related to the following:

	2013		2012		2011
	Amount	Percent of Pretax income	Amount	Percent of Pretax income	Amount	Percent of Pretax income
Tax (benefit) at federal statutory rate	$(4,294)	34%	$1,593	34%	$2,469	34%
State income taxes, net of federal income taxes	105	(1)%	252	5%	229	3%
Effect of warrant liability	(6)	-%	(657)	(14)%	968	13%
Effect of other permanent items	322	(2)%	325	7%	48	1%
Impact of change in effective tax rates on deferred taxes	-	-%	—	—%	1,937	27%
Change in valuation allowance	3,724	(29)%	(1,472)	(31)%	(5,968)	(82)%
Reduction of deferred benefits	163	(2)%	32	1%	743	10%
	$14	-%	$73	2%	$426	6%

The components of deferred income tax assets (liabilities) were as follows:

	October 31,
	2013	2012
Depreciation and amortization	$(9)	$(103)
Impairment of inventory	482	565
Compensation expense not deductible until options are exercised	392	244
All other temporary differences	903	1,673
Net operating loss carry forward	27,223	22,987
Less valuation allowance	(28,991)	(25,366)
Deferred tax asset	$-	$-

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance, as management cannot conclude that it is more likely than not that such assets will be realized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards available for income tax purposes at October 31, 2013 amounts to approximately $79,908 and expires between 2025 and 2031 for federal income taxes, and approximately $26,017 for state income taxes, which primarily expires between 2014 and 2020 and approximately $5,000 for United Kingdom income taxes.

The Company files income tax returns in the U.S., various states and the United Kingdom. As of October 31, 2013, the Company had no unrecognized tax benefits, which would impact its tax rate if recognized. As of October 31, 2013, the Company had no accrual for the potential payment of penalties. As of October 31, 2013, the Company was not subject to any U.S. federal, state or foreign income tax examinations. The Company’s U.S. federal tax returns have been examined for tax years through 2011, and income taxes for Majesco Europe Limited have been examined for tax years through 2006 in the United Kingdom with the results of such examinations being reflected in the Company’s results of operations as of October 31, 2013. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months.

14. INCOME (LOSS) PER SHARE

The table below provides a reconciliation of basic and diluted average shares outstanding used in computing income (loss) per share, after applying the treasury stock method.

	2013	2012	2011
Basic weighted average shares outstanding	41,601,343	39,973,248	38,527,589
Common stock options	-	222,355	385,487
Non-vested portion of restricted stock grants	-	467,074	900,681
Warrants	-	160,520	310,211
Diluted weighted average shares outstanding	41,601,343	40,823,197	40,123,968

Options, warrants and restricted stock grants representing a total of 5,014,841, 4,145,802 and 761,265 potential shares of common stock at October 31, 2013, 2012 and 2011, respectively, were not included in the calculation of diluted earnings per common share for the years ended, as the effect of their inclusion would be anti-dilutive based on the Company’s share price and, in 2013, the Company’s net loss.

The table below provides total potential shares outstanding, including those that are anti-dilutive, at each balance sheet date:

	October 31, 2013	October 31, 2012
Shares issuable under common stock warrants	50,000	1,176,501
Shares issuable under stock options	3,363,684	1,241,567
Non-vested portion of restricted stock grants	1,601,157	1,379,713

15.  COMMITMENTS AND CONTINGENCIES

Contingencies

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC against Microsoft Corporation and the Company.  The complaint alleges that Kinect and certain of the Company’s Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology.  Intelligent Verification Systems is seeking injunctive relief and monetary damages in an unspecified amount for the alleged infringement. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third party indemnity rights from developers for costs incurred in the litigation. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

In addition to the item above, the Company at times may be a party to claims and suits in the ordinary course of business.  We record a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. The Company has not recorded a liability with respect to the matter above.  While the Company believes that it has valid defenses with respect to the legal matter pending and intends to vigorously defend the matter above, given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of the matter could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Commitments

At October 31, 2013, the Company was committed under agreements with certain software developers for future milestone payments aggregating $1,688. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. In addition, the Company may have to pay royalties for products sold. Certain of these payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.

The Company is obligated under non-cancelable operating leases for administrative offices expiring at various dates through fiscal 2015. The future aggregate minimum rental commitments exclusive of required payments for operating expenses are as follows:

Year ending October 31,
2014	297
2015	73

Total rent expense amounted to $505, $539 and $513 for the years ended October 31, 2013, 2012 and 2011, respectively.

The Company has entered into “at will” employment agreements with several key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and equity grants. These agreements also contain provisions related to severance terms and change of control provisions.

Workforce Reduction

In January 2013, the Company implemented a realignment of its workforce to reduce certain fixed costs and provide for a more flexible cost model in the development and distribution of its games. The realignment included a reduction in workforce of approximately 40 employees, including employees related to the closure of its studio in Massachusetts, which focused on social games for Facebook, game-testing personnel in its New Jersey facility, and other marketing and support personnel.

The Company recorded and paid the following charges in the year ended October 31, 2013:

Severance costs	$766
Lease termination costs	10
Total workforce reduction costs	$776

The Company has no remaining obligations related to these activities.

16. PURCHASE OF ASSETS

On June 3, 2011, the Company acquired certain assets and assumed certain liabilities of Quick Hit, Inc. (“Quick Hit”), a developer and operator of online games for an aggregate purchase price of $837 in cash. The acquisition was financed with available cash on hand. The Company also entered into an exclusive license and option agreement with a senior lender to Quick Hit for the source code to an online interactive football game developed by Quick Hit, under which the Company paid $125 and $125 in the years ended October 31, 2012 and 2011, respectively.

The acquisition was accounted for as a purchase business combination pursuant to ASC 805, Business Combinations, and as such the Quick Hit assets acquired and liabilities assumed were recorded at their estimated respective fair values and the excess of the purchase price over the fair value of the identifiable assets acquired and the liabilities assumed was recorded as Goodwill, primarily related to Quick Hit’s development team for social games.  The Company made significant assumptions and estimates in determining the allocation of the purchase price of certain tangible and intangible assets acquired and liabilities assumed in connection with the acquisition.

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

The following supplemental financial information reflects the pro forma consolidated results of the Company and Quick Hit, Inc. for the twelve months ended October 31, 2011, adjusted for the application of the acquisition method of accounting, as if the acquisition had occurred prior to the beginning of the fiscal year.  Quick Hit was originally formed in 2008 to develop and operate a series of online, head-to-head sports games with aspects of massively multiplayer online role-playing games and 3D technology.  Accordingly, the supplemental pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Quick Hit acquisition actually been completed prior to the fiscal year.

(unaudited)
Net revenues	$126,020
Net income	3,837
Basic net income per share	0.10
Diluted net income per share	0.10

In the year ended October 31, 2011, net revenues and net losses related to the former Quick Hit operations amounted to approximately $240 and $1,488, respectively.

17. INVESTMENT IN GMS ENTERTAINMENT LIMITED

In August 2013, the Company formed GMS Entertainment Limited (“GMS”) with a shareholder of Orid Media to pursue online casino gaming.  GMS is a company limited by shares and incorporated in the Isle of Man.  In connection with the formation of GMS and upon completion of the asset purchase agreement described below in October 2013, the Company invested $3,500 in cash and an additional $1,000 contingent on the financial performance of GMS, to be used for the acquisition of the assets and for working capital purposes.  The Company is not obligated to provide additional funding to GMS.  In exchange for  its investment, the Company received shares of preferred stock in GMS, which share equally with shares of GMS common stock in dividends and have an aggregate liquidation preference of $3,500.  The shares of preferred stock are currently convertible into an equal number of shares of GMS common stock, currently representing 50% of the total outstanding shares of GMS common stock.  The Company has 50% of the voting control of GMS and the right to appoint one-half of the directors of GMS.  All business activities and transactions that significantly impact GMS must be approved by both equity owners.  The Company accounts for GMS on the equity method as a corporate joint venture.

In October 2013, GMS completed an asset purchase agreement to acquire substantially all of the assets of Orid Media, a designer and developer of online casino games, including all of the outstanding share capital of its wholly-owned subsidiary Pariplay. Under the agreement, GMS purchased the assets for $2,500, plus an additional $1,000 contingent on the financial performance of GMS. Under the equity method of accounting, the Company will recognize its share of GMS’s earnings and losses together with any loss in value of its investment that is other than a temporary decline. GMS’s fiscal year end is September 30 and, accordingly, the Company’s policy is to  record its share of GMS’s results on the basis of a one-month delay.

Upon completion of the investment by the Company and the asset purchase, the assets of GMS consisted of approximately $1,100 of cash and working capital and $2,500 of intangible assets and goodwill. The operations of GMS from the date of the asset purchase to October 31, 2013 were not material.

In addition, in August 2013, the Company sold shares of its common stock to another shareholder of Orid Media, resulting in proceeds to the Company of $2,000 (See Note 11).

18.  EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering all eligible employees. The Company charged to operations $68, $85 and $59 for contributions to the retirement plan for the years ended October 31, 2013, 2012 and 2011, respectively. Certain stockholders and key employees of the Company serve as trustees of the plan.

19.  RELATED PARTY TRANSACTIONS

The Company has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13.  For the years ended October 31, 2013, 2012 and 2011, consulting fees incurred under the agreement amounted to $150, $150 and $150, respectively.

Beginning in the fiscal year ended October 31, 2011, the Company has purchased a portion of its Zumba belt accessories from a second supplier, on terms equal to those of its original supplier. The Company estimates that Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from such supplier of approximately $254, $710 and $260 in the fiscal years ended October 31, 2013, 2012 and 2011, respectively, based on the value of the Company’s purchases.

In the year ended October 31, 2012, the Company purchased $35 of supplies from a company controlled by Morris Sutton.

The Company has an agreement with a Board member under which he provides specified strategic consulting services.  The agreement provides for a monthly retainer of $10. For the years ended October 31, 2013, 2012 and 2011, consulting fees incurred under the agreement amounted to $120, $120 and $120, respectively.

20. SUBSEQUENT EVENT

In the first quarter of fiscal 2014, the Company incurred expenses of approximately $360 for one-time severance payments and termination benefits.

