Form 10-Q
period 2014-01-31
MAJESCO ENTERTAINMENT CO
filed 2014-03-12
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of March 5, 2014, there were 46,459,764 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31, 2014	October 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,349	$13,385
Due from factor, net	1,597	2,134
Accounts and other receivables	1,485	1,169
Inventory	3,003	4,859
Advance payments for inventory	160	1,064
Capitalized software development costs and license fees	2,121	7,825
Prepaid expenses and other current assets	248	2,827
Total current assets	20,963	33,263
Property and equipment, net	1,025	817
Investment in GMS Entertainment Limited	3,316	3,500
Other assets	69	69
Total assets	$25,373	$37,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,369	$8,994
Inventory financing	-	1,764
Advances from customers and deferred revenue	30	6,838
Total current liabilities	9,399	17,596
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 46,374,302 and 46,295,969 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively	46	46
Additional paid-in capital	124,521	124,148
Accumulated deficit	(108,042)	(103,530)
Accumulated other comprehensive loss	(551)	(611)
Net stockholders’ equity	15,974	20,053
Total liabilities and stockholders’ equity	$25,373	$37,649

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three months ended January 31
	2014	2013
Net revenues	$21,934	$23,472
Cost of sales
Product costs	7,542	8,414
Software development costs and license fees	11,003	7,906
Total cost of sales	18,545	16,320
Gross profit	3,389	7,152
Operating costs and expenses
Product research and development	1,246	2,082
Selling and marketing	4,056	3,729
General and administrative	2,107	2,251
Workforce reduction	-	776
Loss on impairment of capitalized software development costs and license fees – cancelled games	-	175
Depreciation and amortization	81	111
Total operating costs and expenses	7,490	9,124
Operating loss	(4,101)	(1,972)
Other expenses (income)
Interest and financing costs	162	183
Loss from equity method investment	247	-
Change in fair value of warrant liability	-	(17)
Loss before income taxes	(4,510)	(2,138)
Income taxes	2	3
Net loss	$(4,512)	$(2,141)
Net loss per share:
Basic	$(0.10)	$(0.05)
Diluted	$(0.10)	$(0.05)
Weighted average shares outstanding:
Basic	44,695,611	40,482,898
Diluted	44,695,611	40,482,898

See accompanying notes to condensed consolidated financial statements

4

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended January 31
	2014	2013
Net loss	$(4,512)	$(2,141)
Other comprehensive (loss) income
Foreign currency translation adjustments	60	(47)
Other comprehensive (loss) income	60	(47)
Comprehensive loss	$(4,452)	$(2,188)

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,512)	$(2,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81	111
Loss from equity method investment	247	-
Non-cash compensation expense	373	280
Provision for price protection	2,722	763
Amortization of capitalized software development costs and license fees	7,226	2,336
Loss on impairment of capitalized software development costs and license fees	-	175
Provision for excess inventory	28	229
Change in fair value of warrant liability	-	(17)
Changes in operating assets and liabilities:
Due from factor	(2,185)	7,054
Accounts and other receivables	(316)	1,912
Inventory	1,828	4,226
Capitalized software development costs and license fees	(1,522)	(2,855)
Advance payments for inventory	904	15
Prepaid expenses and other assets	2,579	1,311
Accounts payable and accrued expenses	378	(204)
Advances from customers and deferred revenue	(6,808)	(4,402)
Net cash provided by operating activities	1,023	8,793
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(289)	(26)
Net cash used in investing activities	(289)	(26)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of inventory financing	(1,767)	-
Net cash used in financing activities	(1,767)	-
Effect of exchange rates on cash and cash equivalents	(3)	(42)
Net (decrease) increase in cash and cash equivalents	(1,036)	8,725
Cash and cash equivalents — beginning of period	13,385	18,038
Cash and cash equivalents — end of period	$12,349	$26,763
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest and financing costs	$137	$144
Cash paid during the period for income taxes	$-	$-

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

The Company is a provider of video game products primarily for the mass-market consumer. It sells its products primarily to large retail chains, specialty retail stores, and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC.  It also publishes games for digital platforms, including mobile platforms like the iPhone, iPad and Android devices, as well as online sites such as Facebook and Steam.

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

The Company’s operations involve similar products and customers worldwide. These products are developed and sold domestically and internationally. The Company may also enter into agreements with licensees, particularly for sales of its products internationally. The Company is centrally managed and its chief operating decision makers, the chief executive and other officers, use consolidated and other financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single reportable segment. In fiscal 2013, the Company acquired an interest in GMS Entertainment Limited, which is focused on the development and operation of real money online games, social casinos and lottery systems (See Note 18).

Geographic regions.  Net revenues by geographic region were as follows:

	Three months ended January 31,
	2014	%	2013	%
United States	$18,937	86	$17,328	74
Europe	2,997	14	6,144	26
Total net revenues	$21,934	100	$23,472	100

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended October 31, 2013 filed with the Securities and Exchange Commission on Form 10-K on January 14, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company has 50% of the voting control of GMS Entertainment Limited (GMS) and the right to appoint one-half of the directors of GMS.  All business activities and transactions that significantly impact GMS must be approved by both equity owners. Accordingly, the Company accounts for GMS on the equity method as a corporate joint venture.

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

When the Company operates hosted online games in which players can play for free and purchase virtual goods for use in the games, it recognizes revenues from the sale of virtual goods as service revenues over the estimated period in which players use the game. It currently estimates these periods of use to be three to four months. The Company periodically assesses its estimates for this period of use and future increases or decreases in these estimates and adjusts recognized revenues prospectively.  The Company also recognizes advertising revenue as ads are served.  The Company has not earned significant revenue to date related to its online games.

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

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs and prepaid license fees are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date.

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

Any loss in value of the Company’s investment in GMS Entertainment Limited, after the application of the equity method, that is other than a temporary decline would be recognized in the period the loss in value occurs.  GMS has a limited operating history and its assets consist primarily of software and intangible assets. Key assuptions in the Company’s estimates of the fair value of GMS include the timely completion of future license and distribution arrangements for its technology and developments in the online gaming industry as a whole, which are subject to significant uncertainty. Accordingly, the Company’s estimates of the fair value of GMS may change significantly in the near term.

Loss Per Share. Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) per share excludes the potential impact of common stock options, unvested shares of restricted stock and outstanding common stock purchase warrants because their effect would be anti-dilutive.

Commitments and Contingencies.  We are subject to claims and litigation in the ordinary course of our business. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the three months ended January 31, 2014, sales of the Company’s Zumba Fitness games accounted for approximately 72% of net revenues and for the three months ended January 31, 2013, sales of the Company’s Zumba Fitness games accounted for approximately 67% of net revenues.

Recent Accounting Pronouncements.

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

	January 31, 2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$7,786	$7,786	$—	$—
Bank deposits	4,563	4,563	—	—
Total financial assets	$12,349	$12,349	$—	$—

	October 31, 2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$7,283	$7,283	$—	$—
Bank deposits	6,102	6,102	—	—
Total financial assets	$13,385	$13,385	$—	$—

In the three months ended January 31, 2013, the Company had outstanding warrants that required settlement by transferring assets under certain change of control circumstances and were classified as liabilities in the Company’s consolidated balance sheets.  The Company measured the fair value of the warrants at each balance sheet date, using the Black-Scholes method, and recorded a gain or loss in earnings each period as change in fair value of warrants.  The warrants expired in March 2013. A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three months ended January 31, 2013 is presented below:

Beginning balance	$17
Total (gain) included in net loss	(17)
Ending balance	$-

Assumptions used to determine the fair value of the warrants in the three months ended January 31, 2013 were:

Estimated fair value of stock	$0.61-$1.00
Expected warrant term	0.1-0.3 years
Risk-free rate	0.0-0.1%
Expected volatility	77.4-84.8%
Dividend yield	0%

The carrying value of accounts receivable, accounts payable and accrued expenses, due from factor, and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE FROM FACTOR, NET

Due from factor consists of the following:
	January 31, 2014	October 31, 2013
Outstanding accounts receivable sold to factor	$8,285	$9,131
Less: customer allowances	(3,253)	(3,319)
Less: provision for price protection	(3,435)	(1,943)
Less: advances from factor	-	(1,735)
	$1,597	$2,134

Outstanding accounts receivable sold to the factor as of January 31, 2014 and October 31, 2013 for which the Company retained credit risk amounted to $167 and $260, respectively.  As of January 31, 2014 and October 31, 2013, there were no allowances for uncollectible accounts.  Allowances include provisions for customer payments and incentives deductible in future periods.

5. ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:
	January 31, 2014	October 31, 2013
Royalties receivable	$730	$702
Trade accounts receivable, net of allowances of $0	755	467
Total accounts and other receivables, net	$1,485	$1,169

6. INVENTORIES

Inventories consist of the following:
	January 31, 2014	October 31, 2013
Finished goods	$2,750	$3,969
Packaging and components	253	890
Total inventories	$3,003	$4,859

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consist of the following:
	January 31, 2014	October 31, 2013
Deferred cost of sales	$-	$1,748
Prepaid advertising	-	994
Other	248	85
Total prepaid expenses and other current assets	$248	$2,827

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:
	January 31, 2014	October 31, 2013
Computers and software	$3,725	$3,430
Furniture and equipment	1,548	1,554
Leasehold improvements	154	154
Total property and equipment, gross	5,427	5,138
Accumulated depreciation	(4,402)	(4,321)
Total property and equipment, net	$1,025	$817

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:
	January 31, 2014	October 31, 2013
Accounts payable-trade	$2,844	$4,436
Royalty and software development	5,473	3,612
Salaries and other compensation	711	742
Other accruals	341	204
Total accounts payable and accrued expenses	$9,369	$8,994

10. ADVANCES FROM CUSTOMERS AND DEFERRED REVENUE

Advances from customers and deferred revenue consist of the following:
	January 31, 2014	October 31, 2013
Deferred sales revenue	$27	$5,204
Deferred license revenue	-	1,179
Advances from customers	3	455
Total advances from customers and deferred revenue	$30	$6,838

11.  STOCKHOLDERS’ EQUITY

Common stock warrants

In the three months ended January 31, 2014, there were no changes in the Company’s outstanding warrants.  As of January 31, 2014, the Company had warrants for 50,000 shares outstanding with and exercise price of $1.06 per share, which expire in March 2015.

12. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense in the three months ended January 31, 2014 and 2013 amounted to $373 and $280, respectively, and is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

In the three months ended January 31, 2014, there were no changes in the Company’s outstanding stock options.  As of January 31, 2014, the Company had options for 3,363,644 shares outstanding with a weighted-average exercise price of $2.10 per share.

A summary of the Company’s restricted stock activity in the three months ended January 31, 2014 is presented below:

Balance at beginning of period	1,601,157
Granted	78,332
Vested	(73,437)
Outstanding at end of period	1,606,052

The grant-date fair value of restricted shares granted during the three months ended January 31, 2014 was $47, based on the fair value of the Company’s common stock on the date of grant.

13. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the three months ended January 31, 2014 and 2013 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance.

14. LOSS PER SHARE

Options, warrants and restricted shares to acquire 5,019,736 and 4,442,436 shares of common stock were not included in the calculation of diluted loss per common share for the three months ended January 31, 2014 and 2013, respectively, as the effect of their inclusion would be anti-dilutive.

15. COMMITMENTS AND CONTINGENCIES

Infringement claims

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

Commitments

The Company routinely issues purchase orders and enters into short-term commitments in the ordinary course of business.  As of January 31, 2014, commitments under development agreements amounted to $1,505.

16. WORKFORCE REDUCTION

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

The Company recorded the following charges in the three months ended January 31, 2013:

Severance costs	$766
Lease termination costs	10
Total workforce reduction costs	$776

Changes in the Company’s accrued liabilities for workforce reduction costs in the three months ended January 31, 2013 were as follows:

Beginning balance	$-
Workforce reduction costs accrued	776
Workforce reduction costs paid	(142)
Ending balance	$634

17. RELATED PARTIES

The Company has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13.  For the three months ended January 31, 2014 and 2013, consulting fees incurred under the agreement amounted to $38 and $38, respectively. The Company purchases a portion of its Zumba belt accessories from a supplier, on terms equal to those of another supplier. The Company estimates that Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from such supplier of approximately $16 and $10 in the three months ended January 31, 2014 and 2013, respectively, based on the value of the Company’s purchases.

The Company has an agreement with a Board member under which he provides specified strategic consulting services.  The agreement provides for a monthly retainer of $10. For the three months ended January 31, 2014 and 2013, consulting fees incurred under the agreement amounted to $30 and $30, respectively.

18. INVESTMENT IN GMS ENTERTAINMENT LIMITED

In the fiscal year ended October 31, 2013, the Company formed GMS Entertainment Limited (“GMS”), an Isle of Man company, with a third party to pursue online casino gaming.  The Company accounts for GMS on the equity method as a corporate joint venture.

In the three months ended January 31, 2014, the Company’s share of GMS’s net loss was $247, which is included in loss from equity method investment in the statement of operations.  GMS’s fiscal year end is September 30, which differs from the Company’s fiscal year end by one month. The Company’s policy is to record its share of GMS’s periodic results on the basis of a one-month delay. In addition, the Company recognized $63 of foreign currency translation gain, which is included in foreign currency translation adjustments in other comprehensive loss.  The functional currency of GMS is the pound sterling.

As of December 31, 2013, the assets of GMS consisted of approximately $1,000 of cash and working capital and $2,600 of intangible assets and goodwill.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the fiscal year ended October 31, 2013 and other filings with the Securities and Exchange Commission (“SEC”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assume responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results. References herein to “we,” “us,” “our,” and the “Company” are to Majesco Entertainment Company.

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

Income Taxes.  Income taxes consists of our provision for income taxes, as affected by our net operating loss carryforwards. Future utilization of our net operating loss, or NOL, carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of NOL carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained until sufficient positive evidence exists to support its reversal.

Seasonality and Variations in Interim Quarterly Results

Our quarterly net revenues, gross profit, and operating loss are impacted significantly by the seasonality of the retail selling season, and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit as a percentage of sales also generally increase in quarters in which we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.

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

When we operate hosted online games in which players can play for free and purchase virtual goods for use in the games, we recognize revenues from the sale of virtual goods as service revenues over the estimated period in which players use the game. We generally estimate these periods of use to be less than a year. We periodically assess our estimates for this period of use and future increases or decreases in these estimates will affect our recognized revenues prospectively.  We also recognize advertising revenue related to advertising placed on our game sites as ads are displayed.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of capitalized software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses – loss on impairment of capitalized software development costs and license fees – cancelled games. If we were required to write off licenses or capitalized software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected. As of January 31, 2014, the net carrying value of our licenses and capitalized software development costs was $2.1 million.

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

Inventory.  Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales.  Some of our inventory items are packaged with accessories.  The purchase of these accessories involves longer lead times and minimum purchase amounts, which may require us to maintain higher levels of inventory than for other games.  Therefore, these items have a higher risk of obsolescence, which we review periodically based on inventory and sales levels.

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

Results of Operations

Three months ended January 31, 2014 versus three months ended January 31, 2013

Net Revenues. Net revenues for the three months ended January 31, 2014 decreased approximately 7% to $21.9 million from $23.5 million in the comparable quarter last year. The decrease is primarily due to lower licensing fees for our Zumba Fitness titles in Europe. Additionally, we have experienced a decline in sales of our Zumba products domestically when compared to the same quarter last year. However, the impact of this decline on our quarterly results is mitigated somewhat by the timing of shipments and street dates of our new holiday releases around our fiscal year end of October 31. We released Zumba World Party and Zumba Kids during our first quarter of fiscal 2014. Comparatively, we released Zumba Core during the fourth quarter of fiscal 2012. Therefore, launch sales of Zumba Core of approximately $11 million, which include initial retailer stock-up, were included in the fourth quarter of fiscal 2012, while launch revenue for Zumba World Party and Zumba Kids was included in the first quarter of 2014, affecting comparability. Net revenues in the European market decreased to approximately $3.0 million from $6.1 million during the same period a year ago. Overall Zumba sales accounted for 72% of our net revenues during the three months ended January 31, 2014, compared to 67% in the prior-year period.

The following table sets forth our net revenues by platform:

	Three months ended January31,
	2014	%	2013	%
	(thousands)		(thousands)
Nintendo Wii/WiiU	$9,355	43%	$12,584	54%
Microsoft Xbox 360/Xbox One	8,346	38%	5,594	24%
Nintendo DS/3DS	2,584	12%	4,740	20%
Sony Playstation 3	892	4%	172	1%
Accessories and other	757	3%	382	1%
TOTAL	$21,934	100%	$23,472	100%

Gross Profit. Gross profit for the three months ended January 31, 2014 was $3.4 million compared to a gross profit of $7.2 million in the same period last year. The decrease in gross profit was primarily attributable to a lower gross profit as a percentage of sales when compared to the same period last year. Gross profit as a percentage of net sales was 15% for the three months ended January 31, 2014, compared to 30% for the three months ended January 31, 2013. The decrease in gross profit as a percentage of sales primarily reflects higher development and licensing costs of our current-period Zumba releases when compared to prior releases. We incur fixed development and licensing fees to develop a game sequel. These costs are amortized over expected sales of the related product. Therefore, when the expected sales volume decreases for a particular title, amortized development and licensing costs increase as a percentage of revenue. We also developed our latest sequel, Zumba World Party, for both current gen, and next gen console platforms. This resulted in a higher development expense relative to our previous titles.

Product Research and Development Expenses. Research and development expenses were $1.2 million for the three months ended January 31, 2014, compared to $2.1 million of expenses for the same period in 2013. The decrease reflects the effects of the January 2013 workforce reduction, including the closing of our social games studio, and decreased spending on other development projects.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $4.1 million for the three months ended January 31, 2014, comparable to $3.7 million for the three months ended January 31, 2013.  Each period included holiday-season advertising expenses for Zumba releases.  The increase was primarily due to marketing activities related to the Company’s mobile game releases in the current-year period.

General and Administrative Expenses. For the three-month period ended January 31, 2014, general and administrative expenses amounted to $2.1 million, compared to $2.3 million for the three months ended January 31, 2013.  Lower costs of cash compensation costs and consulting and professional fees were partially offset by higher share-based compensation charges.

Operating loss. Operating loss for the three months ended January 31, 2014 was approximately $4.1 million, compared to an operating loss of $2.0 million in the comparable period in 2013, primarily reflecting lower gross profits on sales in fiscal 2014.

Change in Fair Value of Warrant Liability. Prior to March 2013, we had outstanding warrants that were recorded at fair value as liabilities and remeasured on a quarterly basis.  We recorded a nominal gain for the three months ended January 31, 2013, reflecting a decrease in the fair value of the warrants.

Income Taxes. In the three months ended January 31, 2014 and 2013, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of January 31, 2014, our cash and cash equivalents balance was $12.3 million and funds available to us under our factoring and purchase order financing agreements were $3.6 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business.  Capitalized software and development costs and license fees amount to $2.1 million as of January 31, 2014, primarily reflecting unamortized costs incurred in the development of games to be sold in future periods.  We will incur additional costs to complete games currently in development and purchase initial inventory.

Our current plan is to fund our operations through product sales and existing cash balances from which we expect to have sufficient funds for the next twelve months.  However, our operating results may vary significantly from period to period and we have incurred operating losses.  We believe that sales of video game software for casual games operating on dedicated handheld and console platforms have declined industry-wide for the past two years due to the late lifecycle of existing generation gaming platforms and the introduction of competing platforms such as mobile gaming. The newly introduced next generation console platforms have not yet demonstrated a large base of users in the casual and fitness game segments from which we have derived the majority of our revenues. Therefore, we do not currently plan to develop a new Zumba Fitness console game during 2014. Rather we will promote our existing next gen title, Zumba World Party, as the installed hardware base develops. As our Zumba Fitness titles accounted for a significant portion of our revenues over the past three years, we expect our revenues will decline in 2014. As a result, we expect to incur a net operating loss in 2014 and have factored this into our planning. We may be required to modify our plan, or seek outside sources of financing, and/or equity sales, if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Additionally, we are dependent on our purchase order financing and account receivable factoring agreement to finance our working capital needs, including the purchase of inventory. If the current level of financing was reduced or we fail to meet our operational objectives, it could create a material adverse change in the business.

Factoring and Purchase Order Financing.

We factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at January 31, 2014.  We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had no outstanding advances for purchase order financing at January 31, 2014.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At January 31, 2014, we had no excess advances outstanding.

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

Commitments under development agreements amounted to $1.5 million at January 31, 2014. In addition, certain agreements provide for minimum commitments for marketing support.

Off-Balance Sheet Arrangements

As of January 31, 2014, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $12.3 million as of January 31, 2014 compared to $13.4 million at October 31, 2013 and $26.8 million at January 31, 2013. Working capital as of January 31, 2014 was $11.6 million compared to $15.7 million at October 31, 2013.  Changes in cash and working capital balances reflected operating results, as well as significant seasonal factors. Total cash and cash equivalents, plus advances available to us under our factoring agreement were $15.9 million and $18.2 million at January 31, 2014 and October 31, 2013, respectively.

Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the three months ended January 31, 2014, we generated approximately $1.0 million in cash flow from operating activities, compared to $8.8 million in the same period last year. In addition to an increase in our net loss in the current period, cash collections from sales of the preceding quarters decreased, reflecting a decline in sales to $10.0 in the fourth fiscal quarter of 2013 from $26.6 million in the fourth quarter of fiscal 2012.

Investing Cash Flows. Cash used in investing activities in the three months ended January 31, 2014 amounted to $0.3 million, compared to less than $0.1 million in the three months ended January 31, 2013, primarily reflecting the purchase of website assets.

Financing Cash Flows. Net cash used in financing activities for the three months ended January 31, 2014 reflected cash used to reduce outstanding borrowings under our purchase order financing agreement for seasonal inventory.  We had no outstanding borrowings at October 31, 2012 and, accordingly, there were no net cash outflows for repayments in the three months ended January 31, 2013.

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

As we did not achieve compliance within the required period, the Nasdaq staff issued written notification that the Company’s securities are subject to delisting. Upon receipt of such notification, we appealed the Nasdaq staff delisting determination to a Nasdaq Listing Qualifications Panel in order to present to the panel our intended plan of compliance, which includes a reverse stock split in order to increase our bid price above the minimum amount in order to attempt to regain compliance. If the panel does not accept our plan  for compliance, or we fail to regain compliance, we could be delisted.

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

A description of other risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Schema Document.

101.CAL#	XBRL Calculation Linkbase Document.

101.DEF#	XBRL Definition Linkbase Document.

101.LAB#	XBRL Label Linkbase Document.

101.PRE#	XBRL Presentation Linkbase Document.

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
Date: March 12, 2014

