Form 10-Q
period 2014-04-30
MAJESCO ENTERTAINMENT CO
filed 2014-06-09
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of June 2, 2014, there were 46,507,345 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 30, 2014	October 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,947	$13,385
Due from factor, net	133	2,134
Accounts and other receivables	863	1,169
Inventory	2,297	4,859
Advance payments for inventory	70	1,064
Capitalized software development costs and license fees	1,717	7,825
Prepaid expenses and other current assets	232	2,827
Total current assets	16,259	33,263
Property and equipment, net	960	817
Investment in GMS Entertainment Limited	3,191	3,500
Other assets	69	69
Total assets	$20,479	$37,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,919	$8,994
Inventory financing	-	1,764
Advances from customers and deferred revenue	864	6,838
Total current liabilities	7,783	17,596
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 46,392,710 and 46,295,969 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	46	46
Additional paid-in capital	124,784	124,148
Accumulated deficit	(111,627)	(103,530)
Accumulated other comprehensive loss	(507)	(611)
Net stockholders’ equity	12,696	20,053
Total liabilities and stockholders’ equity	$20,479	$37,649

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
Net revenues	$3,240	$9,720	$25,174	$33,192
Cost of sales
Product costs	1,673	3,851	9,215	12,265
Software development costs and license fees	1,506	2,834	12,509	10,740
Total cost of sales	3,179	6,685	21,724	23,005
Gross profit	61	3,035	3,450	10,187
Operating costs and expenses
Product research and development	420	1,456	1,666	3,538
Selling and marketing	1,125	1,467	5,181	5,196
General and administrative	1,786	2,215	3,893	4,466
Workforce reduction	-	-	-	776
Loss on impairment of capitalized software development costs and license fees – cancelled games	-	-	-	175
Depreciation and amortization	106	95	187	206
Total operating costs and expenses	3,437	5,233	10,927	14,357
Operating loss	(3,376)	(2,198)	(7,477)	(4,170)
Other expenses (income)
Interest and financing costs	43	74	205	257
Loss from equity method investment	166	-	413	-
Change in fair value of warrant liability	-	-	-	(17)
Loss before income taxes	(3,585)	(2,272)	(8,095)	(4,410)
Income taxes	-	(1)	2	2
Net loss	$(3,585)	$(2,271)	$(8,097)	$(4,412)
Net loss per share:
Basic	$(0.08)	$(0.06)	$(0.18)	$(0.11)
Diluted	$(0.08)	$(0.06)	$(0.18)	$(0.11)
Weighted average shares outstanding:
Basic	44,782,134	40,543,635	44,738,155	40,512,763
Diluted	44,782,134	40,543,635	44,738,155	40,512,763

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
Net loss	$(3,585)	$(2,271)	$(8,097)	$(4,412)
Other comprehensive (loss) income
Foreign currency translation adjustments	44	2	104	(45)
Other comprehensive (loss) income	44	2	104	(45)
Comprehensive loss	$(3,541)	$(2,269)	$(7,993)	$(4,457)

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,097)	$(4,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	187	206
Loss from equity method investment	413	-
Non-cash compensation expense	643	665
Provision for price protection	2,377	1,170
Amortization of capitalized software development costs and license fees	8,705	2,689
Loss on impairment of capitalized software development costs and license fees	-	175
Provision for excess inventory	216	319
Change in fair value of warrant liability	-	(17)
Changes in operating assets and liabilities:
Due from factor	(601)	11,216
Accounts and other receivables	531	2,079
Inventory	2,346	4,965
Capitalized software development costs and license fees	(2,597)	(5,028)
Advance payments for inventory	994	44
Prepaid expenses and other assets	2,595	1,421
Accounts payable and accrued expenses	(2,075)	(3,438)
Advances from customers and deferred revenue	(5,974)	(4,377)
Net cash (used in) provided by operating activities	(337)	7,677
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(330)	(145)
Net cash used in investing activities	(330)	(145)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of inventory financing	(1,764)	-
Income tax withholding from stock compensation	(7)	-
Net cash used in financing activities	(1,771)	-
Effect of exchange rates on cash and cash equivalents	-	(35)
Net (decrease) increase in cash and cash equivalents	(2,438)	7,497
Cash and cash equivalents — beginning of period	13,385	18,038
Cash and cash equivalents — end of period	$10,947	$25,535
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest and financing costs	$265	$324
Cash paid during the period for income taxes	$-	$-

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

The Company’s operations involve similar products and customers worldwide. These products are developed and sold domestically and internationally. The Company may also enter into agreements with licensees, particularly for sales of its products internationally. The Company is centrally managed and its chief operating decision makers, the chief executive and other officers, use consolidated and other financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single reportable segment. In fiscal 2013, the Company acquired an interest in GMS Entertainment Limited, which is focused on the development and operation of real money online games, social casinos and lottery systems.

Geographic regions. Net revenues by geographic region were as follows:

	Three months ended April 30,				Six months ended April 30,
	2014	%	2013	%	2014	%	2013	%
United States	$3,177	98	$8,265	85	$22,114	88	$25,593	77
Europe	63	2	1,455	15	3,060	12	7,599	23
Total net revenues	$3,240	100	$9,720	100	$25,174	100	$33,192	100

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company has 50% of the voting control of GMS Entertainment Limited (“GMS”) and the right to appoint one-half of the directors of GMS. All business activities and transactions that significantly impact GMS must be approved by both equity owners. Accordingly, the Company accounts for GMS on the equity method as a corporate joint venture.

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

Capitalized Software Development Costs and License Fees. Software development costs include fees in the form of milestone payments made to independent software developers and licensors. Software development costs are capitalized once technological feasibility of a product is established and management expects such costs to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Amounts related to software development that are not capitalized are charged immediately to product research and development costs. Commencing upon a related product’s release, capitalized costs are amortized to cost of sales based upon the higher of (i) the ratio of current revenue to total projected revenue or (ii) straight-line charges over the expected marketable life of the product.

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

Costs of developing online free-to-play social games, including payments to third-party developers, are expensed as research and development expenses. Revenue from these games is largely dependent on players’ future purchasing behavior in the game and currently the Company cannot reliably project that future net cash flows from developed games will exceed related development costs.

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

Any loss in value of the Company’s investment in GMS below its total carrying amount, after the application of the equity method, that is other than a temporary decline would be recognized in the period the loss in value occurs. GMS has a limited operating history and its assets consist primarily of software and intangible assets. Key assumptions in the Company’s estimates of the fair value of GMS include the timely completion of future license and distribution arrangements for its technology and developments in the online gaming industry as a whole, which are subject to significant uncertainty. Accordingly, the Company’s estimates of the fair value of GMS may change significantly in the near term.

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

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the three and six months ended April 30, 2014, sales of the Company’s Zumba Fitness games accounted for approximately 48% and 69% of net revenues, respectively, and for the three and six months ended April 30, 2013, sales of the Company’s Zumba Fitness games accounted for approximately 65% and 66% of net revenues, respectively.

Recent Accounting Pronouncements.

Income Taxes. In July 2013, the FASB issued an update to ASC 740, Income Taxes. The update to ASC 740 establishes standards for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update becomes effective for the Company on November 1, 2014. Adoption of the update is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Revenue. In May 2014, the FASB issued an Accounting Standards Update creating a new Topic 606, Revenue from Contracts with Customers, which broadly establishes new standards for the recognition of certain revenue and updates related disclosure requirements. The update becomes effective for the Company on November 1, 2017. The Company is reviewing the potential impact of the statement on its financial position, results of operations, and cash flows.

3. FAIR VALUE

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	April 30, 2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$8,790	$8,790	$—	$—
Bank deposits	2,157	2,157	—	—
Total financial assets	$10,947	$10,947	$—	$—

	October 31, 2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$7,283	$7,283	$—	$—
Bank deposits	6,102	6,102	—	—
Total financial assets	$13,385	$13,385	$—	$—

In the three and six months ended April 30, 2013, the Company had outstanding warrants that required settlement by transferring assets under certain change of control circumstances and were classified as liabilities in the Company’s consolidated balance sheets. The Company measured the fair value of the warrants at each balance sheet date, using the Black-Scholes method, and recorded a gain or loss in earnings each period as change in fair value of warrants. The warrants expired in March 2013. A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and six months ended April 30, 2013 is presented below:

	Three months ended April 30	Six months ended April 30
	2013	2013
Beginning balance	$-	$17
Total (gain) included in net loss	-	(17)
Ending balance	$-	$-

Assumptions used to determine the fair value of the warrants in the three and six months ended April 30, 2013 were:

	Three months ended April 30	Six months ended April 30
	2013	2013
Estimated fair value of stock	$0.61	$0.61-$1.00
Expected warrant term	0.0-0.1 years	0.0-0.3 years
Risk-free rate	0.1%	0.0-0.1%
Expected volatility	84.8%	77.4-84.8%
Dividend yield	0%	0%

The carrying value of accounts receivable, accounts payable and accrued expenses, due from factor, and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE FROM FACTOR, NET

Due from factor, net, consists of the following:

	April 30, 2014	October 31, 2013
Outstanding accounts receivable sold to factor	$4,006	$9,131
Less: customer allowances	(1,922)	(3,319)
Less: provision for price protection	(1,951)	(1,943)
Less: advances from factor	-	(1,735)
	$133	$2,134

Outstanding accounts receivable sold to the factor as of April 30, 2014 and October 31, 2013 for which the Company retained credit risk amounted to $244 and $260, respectively. As of April 30, 2014 and October 31, 2013, there were no allowances for uncollectible accounts. Allowances include provisions for customer payments and incentives deductible in future periods.

5. ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	April 30, 2014	October 31, 2013
Royalties receivable	$-	$702
Trade accounts receivable, net of allowances of $0	863	467
Total accounts and other receivables, net	$863	$1,169

6. INVENTORIES

Inventories consist of the following:

	April 30, 2014	October 31, 2013
Finished goods	$2,211	$3,969
Packaging and components	86	890
Total inventories	$2,297	$4,859

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	April 30, 2014	October 31, 2013
Deferred cost of sales	$-	$1,748
Prepaid advertising	-	994
Other	232	85
Total prepaid expenses and other current assets	$232	$2,827

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	April 30, 2014	October 31, 2013
Computers and software	$3,719	$3,430
Furniture and equipment	1,596	1,554
Leasehold improvements	154	154
Total property and equipment, gross	5,469	5,138
Accumulated depreciation	(4,509)	(4,321)
Total property and equipment, net	$960	$817

9. INVESTMENT IN GMS ENTERTAINMENT LIMITED

In the fiscal year ended October 31, 2013, the Company formed GMS, an Isle of Man company, with a third party to pursue online casino gaming. The Company accounts for GMS on the equity method as a corporate joint venture.

In the three and six months ended April 30, 2014, the Company’s share of GMS’s net loss was $166 and $413, respectively, which is included in loss from equity method investment in the statement of operations. GMS’s fiscal year end is September 30, which differs from the Company’s fiscal year end by one month. The Company’s policy is to record its share of GMS’s periodic results on the basis of a one-month delay. In addition, In the three and six months ended April 30, 2014, the Company recognized foreign currency translation gains of $41 and $104, respectively, which is included in foreign currency translation adjustments in other comprehensive loss. The functional currency of GMS is the pound sterling.

As of March 31, 2014, the assets of GMS consisted of approximately $500 of cash and other working capital and $2,400 of intangible assets and goodwill. As of April 30, 2014, the carrying amount of the Company’s investment in GMS exceeds its share of GMS’s recorded net assets by $1,750.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	April 30, 2014	October 31, 2013
Accounts payable-trade	$3,070	$4,436
Royalties, fees and development	2,888	3,612
Salaries and other compensation	750	742
Other accruals	211	204
Total accounts payable and accrued expenses	$6,919	$8,994

Accrued royalties, fees and development as of April 30, 2014 includes $1,515 of customer billings due to a publisher for games distributed by the Company with a street-date restriction.

11. ADVANCES FROM CUSTOMERS AND DEFERRED REVENUE

Advances from customers and deferred revenue consist of the following:

	April 30, 2014	October 31, 2013
Deferred revenue	$784	$5,204
Deferred license revenue	-	1,179
Advances from customers	80	455
Total advances from customers and deferred revenue	$864	$6,838

Deferred revenue as of April 30, 2014 primarily represents deferred revenue related to the distribution of games with a street-date restriction.

12.  STOCKHOLDERS’ EQUITY

Common stock warrants

In the six months ended April 30, 2014, there were no changes in the Company’s outstanding warrants. As of April 30, 2014, the Company had warrants for 50,000 shares outstanding with an exercise price of $1.06 per share, which expire in March 2015.

Nasdaq listing and reverse stock split

The Company’s common stock currently trades on the Nasdaq Capital Market (“Nasdaq”), which has continued listing requirements, including a minimum bid price requirement of $1.00 per share. On March 1, 2013, we received a letter from Nasdaq notifying us that for the 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum. Nasdaq has granted the Company until June 30, 2014 to become compliant and avoid delisting.

As a component of its plan to regain compliance with Nasdaq’s listing standards, the Company intends to effect a reverse stock split prior to June 30, 2014, which was approved by the Company’s shareholders in April 2014, at a ratio within the range of 1-for-3 to 1-for-10.

13. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense in the three and six months ended April 30, 2014 amounted to $270 and $643, respectively. Stock-based compensation expense in the three and six months ended April 30, 2013 amounted to $385 and $665, respectively. Stock-based compensation expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the Company’s stock option activity in the six months ended April 30, 2014 is presented below:

Outstanding at beginning of period	3,363,644
Granted	-
Exercised	-
Forfeited	(34,000)
Expired	(256,309)
Outstanding at end of period	3,073,335

As of April 30, 2014, the weighted-average exercise price of outstanding options was $1.18 per share.

A summary of the Company’s restricted stock activity in the six months ended April 30, 2014 is presented below:

Outstanding at beginning of period	1,601,157
Granted	163,795
Vested	(106,771)
Canceled	(55,400)
Outstanding at end of period	1,602,781

The grant-date fair value of restricted shares granted during the six months ended April 30, 2014 was $94, based on the fair value of the Company’s common stock on the date of grant.

In April 2014 the Company’s stockholders and Board of Directors approved an amendment to the Plan to increase the number of common shares available for issuance under the Plan by 3,000,000 shares.

14. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the three and six months ended April 30, 2014 and 2013 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance.

15. LOSS PER SHARE

Options, warrants and restricted shares to acquire 4,726,116 and 4,872,926 shares of common stock were not included in the calculation of diluted loss per common share for the three and six months ended April 30, 2014, respectively, as the effect of their inclusion would be anti-dilutive. Options, warrants and restricted shares to acquire 3,441,911 and 3,955,524 shares of common stock were not included in the calculation of diluted loss per common share for the three and six months ended April 30, 2013, respectively, as the effect of their inclusion would be anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

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

Commitments

The Company routinely issues purchase orders and enters into short-term commitments in the ordinary course of business. As of April 30, 2014, commitments under development agreements amounted to $1,679.

17. WORKFORCE REDUCTION

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

18. RELATED PARTIES

The Company has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13. For the three and six months ended April 30, 2014 consulting fees incurred under the agreement amounted to $38 and $75, respectively. For the three and six months ended April 30, 2013, consulting fees incurred under the agreement amounted to $38 and $75, respectively. The Company purchases a portion of its Zumba belt accessories from a supplier, on terms equal to those of another supplier. The Company estimates that Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from such supplier of approximately $0 and $16 in the three and six months ended April 30, 2014, respectively, and approximately $49 and $59 in the three and six months ended April 30, 2013, respectively, based on the value of the Company’s purchases.

The Company has an agreement with a Board member under which he provides specified strategic consulting services. The agreement provides for a monthly retainer of $10. For the three and six months ended April 30, 2014, consulting fees incurred under the agreement amounted to $30 and $60, respectively. For the three and six months ended April 30, 2013, consulting fees incurred under the agreement amounted to $30 and $60, respectively.

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

Overview

We are a provider of video game products primarily for the casual-game consumer. We sell our products primarily to large retail chains, specialty retail stores, and distributors. We publish video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS, Wii and WiiU, Sony’s PlayStation, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. We also publish games for digital platforms such as Xbox Live Arcade and PlayStation Network, or PSN, mobile platforms such as the iOS and Android phones, and online sites such as Facebook and Steam.

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

Loss from equity-method investment. We have 50% of the voting control of GMS Entertainment Limited (GMS), a developer of online and mobile real money games, social casinos and lottery systems. The Company accounts for GMS on the equity method as a corporate joint venture. Any loss in value of the Company’s investment in GMS Entertainment Limited, after the application of the equity method, that is other than a temporary decline would be recognized in the period the loss in value occurs. GMS has a limited operating history and its assets consist primarily of software and intangible assets. Key assumptions in the Company’s estimates of the fair value of GMS include the timely completion of future license and distribution arrangements for its technology and developments in the online gaming industry as a whole, which are subject to significant uncertainty. Accordingly, the Company’s estimates of the fair value of GMS may change significantly in the near term.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of capitalized software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses – loss on impairment of capitalized software development costs and license fees – cancelled games. If we were required to write off licenses or capitalized software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected. As of April 30, 2014, the net carrying value of our licenses and capitalized software development costs was $1.7 million.

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

Results of Operations

Three months ended April 30, 2014 versus three months ended April 30, 2013

Net Revenues. Net revenues for the three months ended April 30, 2014 decreased approximately 67% to $3.2 million from $9.7 million in the comparable quarter last year. The decrease is primarily due to lower sales of Zumba titles, including a decrease in Zumba revenue from Europe of approximately $1.4 million. Additionally, sales of new releases of other titles decreased approximately $1.6 million. In the three months ended April 30, 2013, the Company released Monster High. Comparatively, in the three months ended April 30, 2014, we released Gardening Mama 2: Forest Friends. Overall Zumba sales accounted for 48% of our net revenues during the three months ended April 30, 2014, compared to 65% in the prior-year period.

The following table sets forth our net revenues by platform:

	Three months ended April 30,				Six months ended April 30,
	2014	%	2013	%	2014	%	2013	%
	(thousands)		(thousands)		(thousands)		(thousands)
Nintendo Wii/WiiU	$703	23%	$4,469	46%	$10,058	40%	$17,053	51%
Microsoft Xbox 360/Xbox One	1,116	34%	2,538	26%	9,462	37%	8,132	25%
Nintendo DS/3DS	721	22%	2,008	21%	3,305	13%	6,748	20%
Sony Playstation 3	5	0%	304	3%	897	4%	476	1%
Accessories and other	695	21%	401	4%	1,452	6%	783	3%
TOTAL	$3,240	100%	$9,720	100%	$25,174	100%	$33,192	100%

Gross Profit. Gross profit for the three months ended April 30, 2014 was $0.1 million compared to a gross profit of $3.0 million in the same period last year. The decrease in gross profit was primarily attributable to a lower gross profit as a percentage of sales when compared to the same period last year. Gross profit as a percentage of net sales was 2% for the three months ended April 30, 2014, compared to 31% for the three months ended April 30, 2013. The decrease in gross profit as a percentage of sales primarily reflects higher sales allowances and higher development and licensing costs of our current-period Zumba releases when compared to prior releases. We incur fixed development and licensing fees to develop a game sequel. These costs are amortized over expected sales of the related product. Therefore, when the expected sales volume decreases for a particular title, amortized development and licensing costs increase as a percentage of revenue. We also developed our latest sequel, Zumba World Party, for both current gen, and next gen console platforms. This resulted in a higher development expense relative to our previous titles. In addition, in the current three-month period, the Company incurred a loss on the distribution of games for a third-party developer, for which the Company had advanced inventory costs.

Product Research and Development Expenses. Research and development expenses were $0.4 million for the three months ended April 30, 2014, compared to $1.5 million of expenses for the same period in 2013. The decrease reflects the effects of workforce reductions, primarily affecting internal development of mobile and social games, and decreased spending on other development projects.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $1.1 million for the three months ended April 30, 2014, comparable to $1.5 million for the three months ended April 30, 2013. The decrease was primarily due to lower personnel costs and marketing activities related to the Company’s mobile games.

General and Administrative Expenses. For the three-month period ended April 30, 2014, general and administrative expenses amounted to $1.8 million, compared to $2.2 million for the three months ended April 30, 2013. The decrease reflects lower compensation costs, consulting and professional fees and related support expenses.

Operating loss. Operating loss for the three months ended April 30, 2014 was approximately $3.4 million, compared to an operating loss of $2.2 million in the comparable period in 2013, primarily reflecting lower gross profits on sales in fiscal 2014.

Loss from equity method investment. We recorded a loss of approximately $0.2 million representing our 50% share of losses incurred by GMS in the period. GMS began operations in the fourth quarter of fiscal 2013. Accordingly, there was no effect of GMS operations on the prior-year period.

Income Taxes. In the three months ended April 30, 2014 and 2013, our income tax expense was not significant, representing primarily minimum state income taxes.

Six months ended April 30, 2014 versus six months ended April 30, 2013

Net Revenues. Net revenues for the six months ended April 30, 2014 decreased approximately 24% to $25.2 million from $33.2 million in the comparable period last year. The decrease was primarily due to lower sales of our Zumba Fitness products and lower revenues from new releases on the Microsoft Kinect and Nintendo 3DS. The decline in Zumba sales was partially due to the timing of our newly released titles, and a lower demand for our Zumba products for the Nintendo Wii. Our results for the six months ended April 30, 2013 include revenues from the launch of new Zumba titles for both the Nintendo Wii and Microsoft Kinect for the Xbox 360. Comparatively, we had no launch revenues for Zumba in our results for the same period in fiscal 2013 as our Zumba titles were released in the previous quarter. Additionally, sales of Zumba games for the Wii were significantly less than in the prior year overall. Software sales for all video games for the Nintendo Wii have declined significantly, reflecting the end of life of the Wii platform. Net revenues in the European market decreased to approximately $3.1 million from $7.6 million during the same period a year ago, also reflecting Zumba-release timing. Overall Zumba sales accounted for 69% of our net revenues during the period, compared to 66% in the prior year.

Gross Profit. Gross profit for the six months ended April 30, 2014 was $3.5 million compared to a gross profit of $10.2 million in the same period last year. The decrease in gross profit was primarily attributable to decreased net revenues for the six months ended April 30, 2014, as discussed above. Gross profit as a percentage of net sales was 14% for the six months ended April 30, 2014, compared to 31% for the six months ended April 30, 2013. The decrease in gross profit as a percentage of sales primarily reflects lower average net selling prices and higher fixed development costs and license fees in the current period as a percentage of sales. We developed Zumba World Party for both current gen, and next gen console platforms, resulting in higher development expense relative to our previous titles. In addition, we earned lower gross margins on titles distributed for other publishers.

Product Research and Development Expenses. Research and development expenses were $1.7 million for the six months ended April 30, 2014, compared to $3.5 million of expenses for the same period in 2013. Lower internal development expenses, including the effects of our January 2013 headcount reduction, were partially offset by increased third-party development costs of mobile games in the current-year period.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $5.2 million for the six months ended April 30, 2014, comparable to $5.2 million for the six months ended April 30, 2013. The decrease was primarily due to decreased media advertising related to Zumba and other new releases. Commissions and other costs were also lower due to lesser sales volumes and our January 2013 headcount reduction.

General and Administrative Expenses. For the six-month period ended April 30, 2014, general and administrative expenses decreased to $3.9 million from $4.5 million in the comparable prior-year period. The decrease primarily reflected lower compensation costs, reduced consulting and professional fees and other administrative expenses.

Workforce Reduction. Workforce reduction costs amounted to $0.8 million in the six months ended April 30, 2013. There were no such costs in the current-year period. On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost based model using outside subcontractors in the production of our games. The realignment included a reduction in workforce of approximately 40 employees. Workforce reduction costs consisted primarily of severance costs.

Loss on Impairment of Capitalized Software Development Costs and License Fees – Cancelled Games. For the six-month period ended April 30, 2014, loss on impairment of capitalized software development costs and license fees – cancelled games, amounted to $0 million compared to $0.2 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. In fiscal 2013, we reduced the number of console-game development projects initiated.

Operating Loss. Operating loss for the six months ended April 30, 2014 was approximately $7.5 million, compared to operating loss of $4.2 million in the comparable period in 2013, primarily as a result of decreased revenues and gross profits discussed above offset by our January 2013 workforce reduction and lower development costs and impairment losses.

Change in Fair Value of Warrant Liability. We had outstanding warrants that contained a provision that may require settlement by transferring assets and were, therefore, recorded at fair value as liabilities. We recorded a gain of less than $0.1 million for the six months ended April 30, 2013, reflecting a decrease in the fair value of the warrants. The warrants expired in March 2013.

Loss from equity method investment. We recorded a loss of approximately $0.4 million representing our 50% share of losses incurred by GMS in the period. GMS began operations in the fourth quarter of fiscal 2013. Accordingly, there was no effect of GMS operations on the prior-year period.

Income Taxes. In the six months ended April 30, 2014 and 2013, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of April 30, 2014, our cash and cash equivalents balance was $10.9 million and funds available to us under our factoring and purchase order financing agreements were $1.2 million and $10.0 million, respectively. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business. Capitalized software and development costs and license fees amount to $1.7 million as of April 30, 2014, primarily reflecting unamortized costs incurred in the development of games to be sold in future periods. We will incur additional costs to complete games currently in development and purchase initial inventory.

Our current plan is to fund our operations through product sales and existing cash balances from which we expect to have sufficient funds for the next twelve months. However, our operating results may vary significantly from period to period and we have incurred recent operating losses. We believe that sales of video game software for casual games operating on dedicated handheld and console platforms have declined industry-wide in the past two years due to the late lifecycle of existing generation gaming platforms and the introduction of competing platforms. The newly introduced next generation console platforms have not yet demonstrated a large base of users in the casual and fitness game segments from which we have derived the majority of our revenues. Therefore, we do not currently plan to develop a new Zumba Fitness console game during 2014. Rather we will promote our existing next gen title, Zumba World Party, as the installed hardware base develops. As our Zumba Fitness titles accounted for a significant portion of our revenues over the past three years, we expect our revenues will decline in 2014. In addition, the introduction of free-to-play casual games for smartphones and tablets has disrupted the market for game software for dedicated handheld devices, such as the Nintendo DS, from which we have historically earned a significant portion of our revenue. As a result, we expect to incur reduced revenues and a net operating loss in 2014 and have factored this into our planning. We may be required to modify our plan, or seek outside sources of financing, and/or equity sales, if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Additionally, we are dependent on our purchase order financing and account receivable factoring agreement to finance our working capital needs, including the purchase of inventory. If the current level of financing was reduced or we fail to meet our operational objectives, it could create a material adverse change in the business.

Factoring and Purchase Order Financing.

We factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at April 30, 2014. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had no outstanding advances for purchase order financing at April 30, 2014.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At April 30, 2014, we had no excess advances outstanding.

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

Commitments under development agreements amounted to $1.7 million at April 30, 2014.

Off-Balance Sheet Arrangements

As of April 30, 2014, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $10.9 million as of April 30, 2014 compared to $13.4 million at October 31, 2013 and $25.5 million at April 30, 2013. Working capital as of April 30, 2014 was $8.5 million compared to $15.7 million at October 31, 2013. Changes in cash and working capital balances reflected operating results, as well as significant seasonal factors. Total cash and cash equivalents, plus advances available to us under our factoring agreement were $12.1 million and $18.2 million at April 30, 2014 and October 31, 2013, respectively.

Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the six months ended April 30, 2014, we used approximately $0.3 million of cash in operating activities, compared to generating $7.7 million in the same period last year. In addition to an increase in our net loss in the current period, cash collections from sales of the preceding periods decreased, reflecting a decline in sales to $10.0 million in the fourth fiscal quarter of 2013 from $26.6 million in the fourth quarter of fiscal 2012.

Investing Cash Flows. Cash used in investing activities in the six months ended April 30, 2014 amounted to $0.3 million, compared to $0.1 million in the six months ended April 30, 2013, primarily reflecting the purchase of website assets.

Financing Cash Flows. Net cash used in financing activities for the six months ended April 30, 2014 reflected cash used to reduce outstanding borrowings under our purchase order financing agreement for seasonal inventory. We had no outstanding borrowings at October 31, 2012 and, accordingly, there were no net cash outflows for repayments in the six months ended April 30, 2013.

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

As we did not achieve compliance within the required period, the Nasdaq staff issued written notification that the Company’s securities are subject to delisting. Upon receipt of such notification, we appealed the Nasdaq staff delisting determination to a Nasdaq Listing Qualifications Panel in order to present to the panel our intended plan of compliance, which includes a reverse stock split in order to increase our bid price above the minimum amount in order to attempt to regain compliance. The panel accepted our plan of compliance and has granted us to June 30, 2014 to become compliant. Although we are intending to effect a reverse stock split to maintain compliance, if we fail to regain compliance, we could be delisted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan, filed as Exhibit 10.1 to our Form 8-K filed with the Commission on May 1, 2014.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer
Date: June 9, 2014

