Form 10-Q
period 2014-07-31
MAJESCO ENTERTAINMENT CO
filed 2014-09-15
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

As of September 8, 2014, there were 6,664,093 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 31, 2014	October 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,937	$13,385
Due from factor, net	-	2,134
Accounts and other receivables	291	1,169
Inventory	1,620	4,859
Advance payments for inventory	12	1,064
Capitalized software development costs and license fees	2,296	7,825
Advances to GMS Entertainment Limited	230	-
Prepaid expenses and other current assets	340	2,827
Total current assets	15,726	33,263
Property and equipment, net	650	817
Investment in GMS Entertainment Limited	1,705	3,500
Other assets	-	69
Total assets	$18,081	$37,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,349	$8,994
Due to distribution partner	1,981	-
Customer credits	1,478	-
Inventory financing	-	1,764
Advances from customers and deferred revenue	11	6,838
Total current liabilities	7,819	17,596
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 6,641,803 and 6,613,710 shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively	7	7
Additional paid-in capital	125,109	124,187
Accumulated deficit	(114,354)	(103,530)
Accumulated other comprehensive loss	(500)	(611)
Net stockholders’ equity	10,262	20,053
Total liabilities and stockholders’ equity	$18,081	$37,649

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
Net revenues	$2,911	$3,998	$28,085	$37,190
Cost of sales
Product costs	1,173	1,666	10,388	13,931
Software development costs and license fees	597	1,097	13,106	11,837
Total cost of sales	1,770	2,763	23,494	25,768
Gross profit	1,141	1,235	4,591	11,422
Operating costs and expenses
Product research and development	377	1,352	2,043	4,890
Selling and marketing	953	1,015	6,134	6,211
General and administrative	2,004	2,382	5,897	6,848
Workforce reduction	-	-	-	776
Loss on impairment of capitalized software development costs and license fees – cancelled games	-	-	-	175
Depreciation and amortization	117	90	304	296
Total operating costs and expenses	3,451	4,839	14,378	19,196
Operating loss	(2,310)	(3,604)	(9,787)	(7,774)
Other expenses (income)
Interest and financing costs	79	34	284	291
Loss from equity method investment	1,494	-	1,907	-
Gain on extinguishment of liabilities	(1,159)	-	(1,159)	-
Change in fair value of warrant liability	-	-	-	(17)
Loss before income taxes	(2,724)	(3,638)	(10,819)	(8,048)
Income taxes	3	6	5	8
Net loss	$(2,727)	$(3,644)	$(10,824)	$(8,056)
Net loss per share:
Basic	$(0.44)	$(0.63)	$(1.69)	$(1.39)
Diluted	$(0.44)	$(0.63)	$(1.69)	$(1.39)
Weighted average shares outstanding:
Basic	6,206,647	5,802,339	6,397,394	5,792,526
Diluted	6,206,647	5,802,339	6,397,394	5,792,526

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
Net loss	$(2,727)	$(3,644)	$(10,824)	$(8,056)
Other comprehensive (loss) income
Foreign currency translation adjustments	7	(9)	111	(54)
Other comprehensive (loss) income	7	(9)	111	(54)
Comprehensive loss	$(2,720)	$(3,653)	$(10,713)	$(8,110)

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,824)	$(8,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	304	296
Loss from equity method investment	1,907	-
Non-cash compensation expense	928	1,017
Provision for price protection	2,907	1,295
Amortization of capitalized software development costs and license fees	9,654	2,952
Impairment losses	194	175
Provision for excess inventory	561	417
Change in fair value of warrant liability	-	(17)
Gain on extinguishment of liabilities	(1,159)	-
Changes in operating assets and liabilities:
Due from factor	705	12,368
Accounts and other receivables	878	3,280
Inventory	2,678	4,983
Capitalized software development costs and license fees	(4,125)	(6,903)
Advance payments for inventory	1,052	(601)
Prepaid expenses and other assets	2,557	1,036
Accounts payable and accrued expenses	(1,505)	(6,759)
Advances from customers and deferred revenue	(6,827)	(4,402)
Net cash (used in) provided by operating activities	(115)	1,081
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(331)	(243)
Advances to GMS Entertainment Limited	(230)	-
Net cash used in investing activities	(561)	(243)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of inventory financing	(1,764)	-
Income tax withholding from stock compensation	(7)	-
Net cash used in financing activities	(1,771)	-
Effect of exchange rates on cash and cash equivalents	(1)	(46)
Net (decrease) increase in cash and cash equivalents	(2,448)	792
Cash and cash equivalents — beginning of period	13,385	18,038
Cash and cash equivalents — end of period	$10,937	$18,830
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest and financing costs	$300	$345
Cash paid during the period for income taxes	$-	$-

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

The Company’s video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, it focuses on publishing more casual games targeting mass-market consumers. In some instances, its titles are based on licenses of well-known properties and, in other cases, based on original properties. The Company enters into agreements with content providers and video game development studios for the creation of its video games.

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

Geographic regions. Net revenues by geographic region were as follows:

	Three months ended July 31,				Nine months ended July 31,
	2014	%	2013	%	2014	%	2013	%
United States	$2,654	91	$3,562	89	$24,768	88	$29,155	78
Europe	257	9	436	11	3,317	12	8,035	22
Total net revenues	$2,911	100	$3,998	100	$28,085	100	$37,190	100

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

Reverse Stock Split. In 2013, the Company received a notification letter from NASDAQ notifying it that it was not in compliance with its $1.00 minimum bid price requirement because the bid price for the Company’s common stock closed below $1.00 over the prior 30 consecutive business days. To regain compliance with this requirement, we completed a reverse stock split, which was effected on June 13, 2014 at a ratio of one-for-seven with no change in par value. All share information presented in this Quarterly Report on Form 10-Q gives effect to the reverse stock split.

Going Concern Basis. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of July 31, 2014, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. Accordingly, the Company is evaluating various alternatives, including reducing operating expenses and personnel costs, securing additional financing for future business activities and other strategic alternatives including a sale or merger of the Company. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could have a material effect on future operating prospects.

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

Any loss in value of the Company’s investment in GMS below its total carrying amount, after the application of the equity method, that is other than a temporary decline is recognized in the period the loss in value occurs. GMS has a limited operating history and its assets consist primarily of software and intangible assets. Key assumptions in the Company’s estimates of the fair value of GMS include the timely completion of future license and distribution arrangements for its technology and developments in the online gaming industry as a whole, which are subject to significant uncertainty. Accordingly, the Company’s estimates of the fair value of GMS may change significantly in the near term.

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

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the three and nine months ended July 31, 2014, sales of the Company’s Zumba Fitness games accounted for approximately 13% and 63% of net revenues, respectively, and for the three and nine months ended July 31, 2013, sales of the Company’s Zumba Fitness games accounted for approximately 66% and 66% of net revenues, respectively.

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

		Quoted prices
		in active	Significant
		Markets	other	Significant
		for identical	observable	unobservable
		Assets	inputs	inputs
	July 31, 2014	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$10,095	$10,095	$—	$—
Bank deposits	842	842	—	—
Total financial assets	$10,937	$10,937	$—	$—
Investment in GMS Entertainment	$1,705	$-	$—	$1,705

In the three months ended July 31, 2014, the Company determined that a loss in the value of GMS had occurred that was other than a temporary decline. Accordingly, the Company reduced the carrying value of its investment to its estimated fair value. The Company estimated the fair value of GMS using estimated discounted cash flows. GMS has incurred operating losses since its inception and future cash flows are largely dependent on the development of the market for online gaming as a whole and GMS’s completion of license and distribution arrangements for its software and services. The significant assumptions used by the Company in estimating GMS’s fair value include the size and type of potential agreements with licensees and distributors and the probability and timing of completing such arrangements, the need for additional financing and future operating margins. These assumptions are subject to significant uncertainty. The Company applied a discount rate of 35% in its analyses. GMS’s assets consist primarily of software and intangibles. Changes in assumptions regarding the size and timing of completing new license and distribution arrangements would significantly affect the estimate of GMS’s fair value.

		Quoted prices
		in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
	October 31,	assets	Inputs	inputs
	2013	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$7,283	$7,283	$—	$—
Bank deposits	6,102	6,102	—	—
Total financial assets	$13,385	$13,385	$—	$—

In the nine months ended July 31, 2013, the Company had outstanding warrants that required settlement by transferring assets under certain change of control circumstances and were classified as liabilities in the Company’s consolidated balance sheets. The Company measured the fair value of the warrants at each balance sheet date, using the Black-Scholes method, and recorded a gain or loss in earnings each period as change in fair value of warrants. The warrants expired in March 2013. A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the nine months ended July 31, 2013 is presented below:

Nine months ended July 31
2013
Beginning balance	$17
Total (gain) included in net loss	(17)
Ending balance	$-

Assumptions used to determine the fair value of the warrants in the nine months ended July 31, 2013 were:

Nine months ended July 31
2013
Estimated fair value of stock	$0.61-$1.00
Expected warrant term	0.0-0.3 years
Risk-free rate	0.0-0.1%
Expected volatility	77.4-84.8%
Dividend yield	0%

The carrying value of accounts receivable, accounts payable and accrued expenses, due from factor, and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE FROM FACTOR AND CUSTOMER CREDITS, NET

Due from factor and customer credits, net, consists of the following:

	July 31, 2014	October 31, 2013
Outstanding accounts receivable sold to factor	$3,019	$9,131
Less: customer allowances	(2,593)	(3,319)
Less: provision for price protection	(1,904)	(1,943)
Less: advances from factor	-	(1,735)
(Customer credits)/Due from Factor	$(1,478)	$2,134

Outstanding accounts receivable sold to the factor as of July 31, 2014 and October 31, 2013 for which the Company retained credit risk amounted to $7 and $260, respectively. As of July 31, 2014 and October 31, 2013, there were no allowances for uncollectible accounts. Allowances include provisions for customer payments and incentives deductible in future periods. As of July 31, 2014, customer allowances and provisions for price protection exceeded outstanding accounts receivable sold to the Company’s factor. The excess is classified as a liability in the accompanying balance sheet.

5. ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	July 31, 2014	October 31, 2013
Royalties receivable	$-	$702
Trade accounts receivable, net of allowances of $0	291	467
Total accounts and other receivables, net	$291	$1,169

6. INVENTORIES

Inventories consist of the following:

	July 31, 2014	October 31, 2013
Finished goods	$1,537	$3,969
Packaging and components	83	890
Total inventories	$1,620	$4,859

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	July 31, 2014	October 31, 2013
Deferred cost of sales	$-	$1,748
Prepaid advertising	-	994
Other	340	85
Total prepaid expenses and other current assets	$340	$2,827

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	July 31, 2014	October 31, 2013
Computers and software	$1,384	$3,430
Furniture and equipment	1,520	1,554
Leasehold improvements	150	154
Total property and equipment, gross	3,054	5,138
Accumulated depreciation	(2,404)	(4,321)
Total property and equipment, net	$650	$817

In the three and nine months ended July 31, 2014, the Company designated certain fully-depreciated assets with no fair value as held for disposal with adjustments to reported costs and accumulated depreciation for in-service assets of $2,210.

9. INVESTMENT IN GMS ENTERTAINMENT LIMITED

In the fiscal year ended October 31, 2013, the Company formed GMS, an Isle of Man company, with a third party to pursue online casino gaming. The Company accounts for GMS on the equity method as a corporate joint venture.

In the three and nine months ended July 31, 2014, the Company’s share of GMS’s net loss was $176 and $588, respectively, which is included in loss from equity method investment in the statement of operations. GMS’s fiscal year end is September 30, which differs from the Company’s fiscal year end by one month. The Company’s policy is to record its share of GMS’s periodic results on the basis of a one-month delay. In addition, In the three and nine months ended July 31, 2014, the Company recognized foreign currency translation gains of $8 and $112, respectively, which is included in foreign currency translation adjustments in other comprehensive loss. The functional currency of GMS is the pound sterling.

In the three and nine months ended July 31, 2014, the Company made cash advances to GMS totaling $230. Subsequent to July 31, 2014, the Company made additional cash advances to GMS totaling $180.

In the three months ended July 31, 2014, the Company determined that a loss in the value of GMS had occurred that was other than a temporary decline. Accordingly, the Company reduced the carrying value of its investment to its estimated fair value and recognized a loss of $1,319, which is included in loss from equity method investment.

As of June 30, 2014, the assets of GMS consisted of approximately $300 of cash and other working capital and $2,300 of intangible assets and goodwill. As of July 31, 2014, the carrying amount of the Company’s investment in GMS exceeds its share of GMS’s recorded net assets by $431.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND DUE TO DISTRIBUTION PARTNERS

Accounts payable and accrued expenses consist of the following:

	July 31, 2014	October 31, 2013
Accounts payable-trade	$1,341	$4,436
Royalties, fees and development	1,997	3,612
Salaries and other compensation	788	742
Other accruals	223	204
Total accounts payable and accrued expenses	$4,349	$8,994

During the three and nine months ended July 31, 2014, the Company recognized a gain on extinguishment of liabilities of $1,159. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations as of July 31, 2014.

Salaries and other compensation includes accrued payroll expense, accrued incentive compensation and employer 401K plan contributions. The Company believes that the operation of its 401k plan may not be in compliance with certain plan provisions. The Company is currently assessing what corrective actions may be needed to be taken to bring the plan back into compliance. The Company cannot currently estimate the cost of correcting any plan deficiencies, including additional plan contributions, if required.

Due to distribution partners as of July 31, 2014 includes $1,981 due to a publisher for games distributed by the Company as an agent.

11. ADVANCES FROM CUSTOMERS AND DEFERRED REVENUE

Advances from customers and deferred revenue consist of the following:

	July 31, 2014	October 31, 2013
Deferred revenue	$-	$5,204
Deferred license revenue	-	1,179
Advances from customers	11	455
Total advances from customers and deferred revenue	$11	$6,838

12.  STOCKHOLDERS’ EQUITY

Common stock warrants

In the nine months ended July 31, 2014, there were no changes in the Company’s outstanding warrants. As of July 31, 2014, the Company had warrants for 7,143 shares outstanding with an exercise price of $7.42 per share, which expire in March 2015.

13. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense in the three and nine months ended July 31, 2014 amounted to $285 and $928, respectively. Stock-based compensation expense in the three and nine months ended July 31, 2013 amounted to $352 and $1,017, respectively. Stock-based compensation expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the Company’s stock option activity in the nine months ended July 31, 2014 is presented below:

Outstanding at beginning of period	480,526
Granted	-
Exercised	-
Forfeited	(26,494)
Expired	(48,084)
Outstanding at end of period	405,948

As of July 31, 2014, the weighted-average exercise price of outstanding options was $6.66 per share.

A summary of the Company’s restricted stock activity in the nine months ended July 31, 2014 is presented below:

Outstanding at beginning of period	228,737
Granted	39,776
Vested	(30,464)
Canceled	(9,975)
Outstanding at end of period	228,074

The grant-date fair value of restricted shares granted during the nine months ended July 31, 2014 was $141, based on the fair value of the Company’s common stock on the date of grant.

In April 2014 the Company’s stockholders and Board of Directors approved an amendment to the Plan to increase the number of common shares available for issuance under the Plan by 3,000,000 shares.

14. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the three and nine months ended July 31, 2014 and 2013 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance.

15. LOSS PER SHARE

Options, warrants and restricted shares to acquire 674,712 and 695,867 shares of common stock were not included in the calculation of diluted loss per common share for the three and nine months ended July 31, 2014, respectively, as the effect of their inclusion would be anti-dilutive. Options, warrants and restricted shares to acquire 514,935 and 543,209 shares of common stock were not included in the calculation of diluted loss per common share for the three and nine months ended July 31, 2013, respectively, as the effect of their inclusion would be anti-dilutive.

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

Commitments

The Company routinely issues purchase orders and enters into short-term commitments in the ordinary course of business. As of July 31, 2014, commitments under development agreements amounted to $1,373.

17. WORKFORCE REDUCTION

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

18. RELATED PARTIES

The Company has an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provides services as a consultant. The agreement provides for a monthly retainer of $13. For the three and nine months ended July 31, 2014 consulting fees incurred under the agreement amounted to $38 and $113, respectively. For the three and nine months ended July 31, 2013, consulting fees incurred under the agreement amounted to $38 and $113, respectively. The Company purchases a portion of its Zumba belt accessories from a supplier, on terms equal to those of another supplier. The Company estimates that Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from such supplier of approximately $0 and $16 in the three and nine months ended July 31, 2014, respectively, and approximately $39 and $98 in the three and nine months ended July 31, 2013, respectively, based on the value of the Company’s purchases.

The Company has an agreement with a Board member under which he provides specified strategic consulting services. The agreement provides for a monthly retainer of $10. For the three and nine months ended July 31, 2014, consulting fees incurred under the agreement amounted to $30 and $90, respectively. For the three and nine months ended July 31, 2013, consulting fees incurred under the agreement amounted to $30 and $90, respectively.

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

Loss from equity-method investment. We have 50% of the voting control of GMS Entertainment Limited (GMS), a developer of online and mobile real money games, social casinos and lottery systems. The Company accounts for GMS on the equity method as a corporate joint venture. Losses in value of the Company’s investment in GMS Entertainment Limited, after the application of the equity method, that are other than temporary are recognized as adjustments to the recorded investment amount in the period the loss in value occurs and included in loss from equity method investment. GMS has a limited operating history and its assets consist primarily of software and intangible assets. Key assumptions in the Company’s estimates of the fair value of GMS include the timely completion of future license and distribution arrangements for its technology and developments in the online gaming industry as a whole, which are subject to significant uncertainty. Accordingly, the Company’s estimates of the fair value of GMS may change significantly in the near term.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of capitalized software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses – loss on impairment of capitalized software development costs and license fees – cancelled games. If we were required to write off licenses or capitalized software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected. As of July 31, 2014, the net carrying value of our licenses and capitalized software development costs was $2.3 million.

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

Other than Tempoarary Declines in Investments. Any loss in value of the Company’s investment in GMS below its total carrying amount, after the application of the equity method, that is other than a temporary decline is recognized in the period the loss in value occurs. GMS has a limited operating history and its assets consist primarily of software and intangible assets. Key assumptions in the Company’s estimates of the fair value of GMS include the timely completion of future license and distribution arrangements for its technology and developments in the online gaming industry as a whole, which are subject to significant uncertainty. Accordingly, the Company’s estimates of the fair value of GMS may change significantly in the near term.

Commitments and Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable. We record associated legal fees as incurred.

Results of Operations

Three months ended July 31, 2014 versus three months ended July 31, 2013

Net Revenues. Net revenues for the three months ended July 31, 2014 decreased approximately 27% to $2.9 million from $4.0 million in the comparable quarter last year. The decrease was primarily due to lower sales of Zumba titles, including a decrease in Zumba revenue from Europe, which was partially offset by distribution fees related to the release of Bound by Flame, a game published by a third party in Europe and distributed by the Company in North America in the current period. Overall Zumba sales accounted for 13% of our net revenues during the three months ended July 31, 2014, compared to 66% in the prior-year period.

The following table sets forth our net revenues by platform:

	Three months ended July 31,				Nine months ended July 31,
	2014	%	2013	%	2014	%	2013	%
	(thousands)		(thousands)	46%	(thousands)		(thousands)
Nintendo Wii/WiiU	$415	14%	$1,720	43%	$10,473	37%	$18,773	50%
Microsoft Xbox 360/Xbox One	372	13%	945	24%	9,834	35%	9,077	24%
Nintendo DS/3DS	397	14%	605	15%	3,702	13%	7,353	20%
Sony Playstation 3/4	1,068	37%	88	2%	1,965	7%	564	2%
Accessories and other	659	22%	640	16%	2,111	8%	1,423	4%
TOTAL	$2,911	100%	$3,998	100%	$28,085	100%	$37,190	100%

Gross Profit. Gross profit for the three months ended July 31, 2014 was $1.1 million compared to a gross profit of $1.2 million in the same period last year. The decrease in gross profit reflects lower Zumba sales and certain inventory write-downs in the current period, offset by distribution fees on the release of Bound by Flame. Gross profit as a percentage of net sales was 39% for the three months ended July 31, 2014, compared to 31% for the three months ended July 31, 2013. The increase in gross profit as a percentage of sales was primarily due to the portion of total revenues represented by distribution fees recognized on a net-of-costs basis, as an agent. Such distribution fee revenue in the prior year period was not significant.

Product Research and Development Expenses. Research and development expenses were $0.4 million for the three months ended July 31, 2014, compared to $1.4 million of expenses for the same period in 2013. The decrease reflects the effects of workforce reductions, primarily affecting internal development of mobile and social games, and decreased spending on other development projects.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $1.0 million for the three months ended July 31, 2014, compared to $1.0 million for the three months ended July 31, 2013. Decreases primarily due to lower personnel costs and marketing activities related to the Company’s mobile games were largely offset by website costs impaired during the period. We had previously capitalized costs related to a web site intended for the sale of online games. During the quarter ended July 31, 2014 we determined that the cost of the web site would likely not be recovered through future cash flows and accordingly recorded a charge of $0.2 million.

General and Administrative Expenses. For the three-month period ended July 31, 2014, general and administrative expenses amounted to $2.0 million, compared to $2.4 million for the three months ended July 31, 2013. The decrease reflects lower compensation costs, consulting and professional fees and related support expenses.

Operating loss. Operating loss for the three months ended July 31, 2014 was approximately $2.3 million, compared to an operating loss of $3.6 million in the comparable period in 2013, primarily reflecting lower product development and other operating expenses.

Loss from equity method investment. We recorded a loss of approximately $1.5 million representing a charge of $1.3 million for an estimated loss in value of the investment that was considered to be other-than-temporary and our 50% share of losses incurred by GMS in the period. GMS began operations in the fourth quarter of fiscal 2013. Accordingly, there was no effect of GMS operations on the prior-year period.

Extinguishment of liabilities. During the three months ended July 31, 2014, the Company recognized a gain on extinguishment of liabilities of $1.2 million. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations. There was no such activity in the prior-year period.

Income Taxes. In the three months ended July 31, 2014 and 2013, our income tax expense was not significant, representing primarily minimum state income taxes.

Nine months ended July 31, 2014 versus nine months ended July 31, 2013

Net Revenues. Net revenues for the nine months ended July 31, 2014 decreased approximately 24% to $28.1 million from $37.2 million in the comparable period last year. The decrease was primarily due to lower sales of our Zumba Fitness products and lower revenues from new releases on the Microsoft Kinect and Nintendo 3DS. The decline in Zumba sales was partially due to the timing of our newly released titles, and a lower demand for our Zumba products for the Nintendo Wii. Our results for the nine months ended July 31, 2013 include revenues from the launch of new Zumba titles for both the Nintendo Wii and Microsoft Kinect for the Xbox 360. Comparatively, we had no launch revenues for Zumba in our results for the same period in fiscal 2013 as our Zumba titles were released in the previous quarter. Additionally, sales of Zumba games for the Wii were significantly less than in the prior year overall. Software sales for all video games for the Nintendo Wii have declined significantly, reflecting the end of life of the Wii platform. Net revenues in the European market decreased to approximately $3.3 million from $8.0 million during the same period a year ago, also reflecting Zumba-release timing. Overall Zumba sales accounted for 63% of our net revenues during the period, compared to 66% in the prior year.

Gross Profit. Gross profit for the nine months ended July 31, 2014 was $4.6 million compared to a gross profit of $11.4 million in the same period last year. The decrease in gross profit was primarily attributable to decreased net revenues for the nine months ended July 31, 2014, as discussed above. Gross profit as a percentage of net sales was 16% for the nine months ended July 31, 2014, compared to 31% for the nine months ended July 31, 2013. The decrease in gross profit as a percentage of sales primarily reflects lower average net selling prices and higher fixed development costs and license fees in the current period as a percentage of sales. We developed Zumba World Party for both current gen, and next gen console platforms, resulting in higher development expense relative to our previous titles.

Product Research and Development Expenses. Research and development expenses were $2.0 million for the nine months ended July 31, 2014, compared to $4.9 million of expenses for the same period in 2013. Lower internal development expenses, including the effects of our January 2013 headcount reduction, were partially offset by increased third-party development costs of mobile games in the current-year period.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $6.1 million for the nine months ended July 31, 2014, comparable to $6.2 million for the nine months ended July 31, 2013. The decrease was primarily due to decreased media advertising related to Zumba and other new releases. Commissions and other costs were also lower due to lesser sales volumes and our January 2013 headcount reduction. These decreases were partially offset by website costs impaired during the period.

General and Administrative Expenses. For the nine-month period ended July 31, 2014, general and administrative expenses decreased to $5.9 million from $6.8 million in the comparable prior-year period. The decrease primarily reflected lower compensation costs, reduced consulting and professional fees and other administrative expenses.

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

Loss on Impairment of Capitalized Software Development Costs and License Fees – Cancelled Games. For the nine-month period ended July 31, 2014, loss on impairment of capitalized software development costs and license fees – cancelled games, amounted to $0 million compared to $0.2 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. In fiscal 2013, we reduced the number of console-game development projects initiated.

Operating Loss. Operating loss for the nine months ended July 31, 2014 was approximately $9.8 million, compared to operating loss of $7.8 million in the comparable period in 2013, primarily as a result of decreased revenues and gross profits discussed above offset by our January 2013 workforce reduction and lower development costs and impairment losses.

Change in Fair Value of Warrant Liability. We had outstanding warrants that contained a provision that may require settlement by transferring assets and were, therefore, recorded at fair value as liabilities. We recorded a gain of less than $0.1 million for the nine months ended July 31, 2013, reflecting a decrease in the fair value of the warrants. The warrants expired in March 2013.

Loss from equity method investment. We recorded a loss of approximately $1.9 million representing a charge of $1.3 million for an estimated loss in value of the investment that was considered to be other-than-temporary and our 50% share of losses incurred by GMS in the period. GMS began operations in the fourth quarter of fiscal 2013. Accordingly, there was no effect of GMS operations on the prior-year period.

Extinguishment of liabilities. During the nine months ended July 31, 2014, the Company recognized a gain on extinguishment of liabilities of $1.2 million. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations. There was no such activity in the prior-year period.

Income Taxes. In the nine months ended July 31, 2014 and 2013, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of July 31, 2014, our cash and cash equivalents balance was $10.9 million. Due to credit balances with several of our retailers that exceeded other accounts receivable, funds available to us under our factoring agreement as of July 31, 2014 were limited. We expect continued fluctuations in the use and availability of cash due to the seasonality of our business, timing of receivables collections and working capital needs necessary to finance our business. Working capital as of July 31, 2014 was $7.9 million compared to $15.7 million at October 31, 2013. The Company plans to utilize a significant portion of its available capital resources to complete the development of, or purchase inventory for the release of a number of video games between September 1 and December 1, 2014. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan as a result of the release of these games. If the games do not generate forcasted levels of revenue there can be no assurance that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could have a material effect on future operating prospects.

We have suffered losses that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of July 31, 2014, we believe that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. Accordingly, we are evaluating various alternatives, including reducing operating expenses and personnel costs, securing additional financing for future business activities, and other strategic alternatives including a sale or merger of the Company.

We have retained a financial advisor to evaluate strategic alternatives to maximize Company value. Strategic alternatives we may pursue may include, but are not limited to, a merger, joint venture, strategic investment, asset divestitures, or similar transactions, as well as continuing to operate the business in the ordinary course. There can be no assurance that the exploration of such strategic alternatives will result in any transaction. The Company does not currently intend to disclose further development with respect to this process unless and until the Board approves a specific transaction or otherwise concludes its review of strategic alternatives.

We believe that sales of video game software for casual games operating for the Nintendo console and handheld platforms from which we have historically derived the majority of our revenues have declined industry-wide in the past two years, partially due the introduction of competing online and mobile platforms.. Additionally, sales of our games based on our licensing agreements with Zumba Fitness have declined significantly. As our Zumba Fitness titles accounted for a significant portion of our revenues over the past three years, this has contributed to the significant decline in our revenues. As a result, we have incurred reduced revenues and a net operating loss in 2014 and expect this trend to continue in 2015.

Factoring and Purchase Order Financing.

We factor our receivables. Under our factoring agreement, we have the ability to take cash advances against accounts receivable and inventory of up to $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at July 31, 2014. We also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had no outstanding advances for purchase order financing at July 31, 2014.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At July 31, 2014, we had no excess advances outstanding.

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

In addition to the items above, we at times may be a party to claims and suits in the ordinary course of business. We record a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. We have not recorded a liability with respect to the Intelligent Verification Systems, LLC matter above. While we believe that we have valid defenses with respect to the legal matter pending and intend to vigorously defend the matter, given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of the matter could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Commitments under development agreements amounted to $1.4 million at July 31, 2014.

Off-Balance Sheet Arrangements

As of July 31, 2014, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $10.9 million as of July 31, 2014 compared to $13.4 million at October 31, 2013 and $18.8 million at July 31, 2013. Working capital as of July 31, 2014 was $7.9 million compared to $15.7 million at October 31, 2013. Included in working capital is approximately $2.0 million in sales proceeds due to distribution partners for games released in the quarter ended July 31, 2014. Due to credit balances due to several of our retailers for past promotional allowances and markdowns, in excess of other accounts receivable funds available to us under our factoring agreement as of July 31, 2014 were limited. In the three months ended July 31, 2014, $1.2 million of accounts payable and accrued expenses were extinguished due to the passing of statutes of limitations pertaining to the claims. Changes in cash and working capital balances reflected operating results, as well as significant seasonal factors. Total cash and cash equivalents, plus advances available to us under our factoring agreement were $12.1 million and $18.2 million at July 31, 2014 and October 31, 2013, respectively.

Operating Cash Flows. Our principal operating source of cash is sales of our interactive entertainment products. Our principal operating uses of cash are for payments associated with third-party developers of our software, costs incurred to manufacture, sell and market our video games and general and administrative expenses.

For the nine months ended July 31, 2014, we used approximately $0.1 million of cash in operating activities, compared to generating $1.1 million in the same period last year. The decrease reflects a larger net loss in the current period. In addition, cash collections from sales of the preceding periods decreased, reflecting a decline in sales to $10.1 million in the fourth fiscal quarter of 2013 from $26.6 million in the fourth quarter of fiscal 2012, while the amortization of capitalized development costs increased $6.7 million.

Investing Cash Flows. Cash used in investing activities in the nine months ended July 31, 2014 amounted to $0.6 million, compared to $0.2 million in the nine months ended July 31, 2013, primarily reflecting the purchase of website assets and advances to GMS.

Financing Cash Flows. Net cash used in financing activities for the nine months ended July 31, 2014 reflected cash used to reduce outstanding borrowings under our purchase order financing agreement for seasonal inventory. We had no outstanding borrowings at October 31, 2012 and, accordingly, there were no net cash outflows for repayments in the nine months ended July 31, 2013.

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

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.01*	Restated Certificate of Incorporation of Majesco Entertainment Company, as amended on June 13, 2014.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer
Date: September 15, 2014

