Form 10-K
period 2014-10-31
MAJESCO ENTERTAINMENT CO
filed 2015-01-29
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended October 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of April 30, 2014 was $14.8  million.

The outstanding number of shares of common stock as of January 27, 2015 was 6,690,254.

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

Introduction

We develop, publish and distribute video game products primarily for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS, Wii and WiiU, Sony’s PlayStation 3, or PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. We also publish games for digital platforms, such as Xbox Live Arcade and PlayStation Network, or PSN, mobile platforms such as the iOS and Android phones, and online platforms such as Facebook and Steam.

Our video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, we focus on publishing more casual games targeting casual-game consumers. In some instances, our titles are based on licenses of well-known properties and, in other cases based on original properties. We enter into agreements with content providers and video game development studios for the creation of our video games. We also will distribute games targeted at the hard core gamer demographic when we can offset costs of development by sharing a higher percentage of revenue with our development or publishing partner.

We have derived the majority of our revenues from the sale of games targeted at the casual game consumer for use on dedicated gaming platforms such as the Nintendo DS, 3DS and Wii and sold to large retail chains, specialty retail stores and distributors. Over the past several years our revenues from this market have declined substantially. We attribute this decline to several factors: 1) the introduction of competing “freemium” games on handheld devices such as the Apple iphone or itouch, and Android powered devices; 2) a shift in game distribution from retail to digital downloads; 3) a decline in the popularity of games we publish under the Zumba fitness brand; and 4) A decline in the interest for games using motion sensing technology usually utilized for the dance and fitness category. As a result of the above factors, we have incurred substantial declines in our revenues and incurred operating losses over the past two fiscal years. In order to reduce our operating losses we have substantially reduced our game development activities for casual games for sale at retail and have substantially reduced our operating expenses. We continue to service our existing games and plan to release a limited number of digital games in fiscal 2015

During August 2014, we retained an investment bank, Bond Lane to assist us in evaluating various strategic alternatives to maximize company value, including the possible sale or merger of our operations. On December 17, 2014, we completed a private placement of up to $6.0 million of units (the “Units”), at a purchase price of $0.68 per Unit. Each Unit consists of one share of the Company’s 0% Series A Convertible Preferred Stock and a five year warrant to purchase one share of the Company’s common stock at an initial exercise price of $0.68 per share. See “Liquidity and Capital Resources”. We have received $1.0 million of proceeds from the private placement. The release of the additional $5.0 million of proceeds is subject to certain conditions including, among others; the approval of the Company’s shareholders of the full conversion of the preferred shares and conversion of the warrants; the completion of a “Qualified Transaction”, as defined in the governing transaction documents; or approval of the lead investor in the unit financing. A Qualified Transaction may involve the acquisition of a business that is not related to our current operations.

In connection with the transaction, Jesse Sutton, our Chief Executive Officer, and Allan Grafman, our Chairman of the Board, resigned as members of the Board of Directors and Trent Davis, who will serve as Chairman of the Board, and Mohit Bhansali were appointed to fill the vacancies. Both new members were appointed to the Company's Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Jesse Sutton remains as our Chief Executive Officer. We are continuing to evaluate strategic alternatives for the Company, including merging with, or acquiring other businesses, which may or may not be in the same industry as our historical operations.

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

Corporate Background

Our principal executive offices are located at 4041T Hadley Road, Plainfield NJ 07080 and our telephone number is (732) 225-8910. Our web site address is www.majescoentertainment.com. Majesco Sales Inc. was incorporated in 1986 under the laws of the State of New Jersey. On December 5, 2003, Majesco Sales Inc. completed a reverse merger with Majesco Holdings Inc. (formerly ConnectivCorp), then a publicly traded company with no active operations. Majesco Holdings Inc. was incorporated in 2004 under the laws of the State of Delaware. As a result of the merger, Majesco Sales Inc. became a wholly-owned subsidiary and the sole operating business of the public company. On April 4, 2005, Majesco Sales Inc. was merged into Majesco Holdings Inc., and, in connection with the merger, Majesco Holdings Inc. changed its name to Majesco Entertainment Company.

Industry Overview

The video game software market is comprised of two primary sectors. The first sector is software for dedicated console systems such as the Xbox, PlayStation and Wii, and handheld gaming systems, such as DS and 3DS. The majority of software for these platforms has historically been purchased in packaged form through retail outlets. However, in recent years an increasing amount of software has been made available digitally through online networks such as Microsoft’s Xbox Live Arcade, or XBLA, and Sony’s PlayStation Network, or PSN. The second sector is software for multipurpose devices such as personal computers and mobile devices such as smartphones and tablets. Recently, there has been significant growth in this area, particularly in the form of downloadable and online games for use with mobile devices or personal computers. These platforms often utilize different customer monetization models such as “freemium” gaming where a customer accesses certain game functionality for free, while paying for certain content in the form of in-game microtransactions for virtual goods or premium game features. Publishers may also earn advertising revenue by displaying third-party ads to users.

Strategy

Our objective is to reduce our operating expenses to minimize the use of our existing cash, and to conduct a strategic review of our business to identify ways to maximize Company value. Alternatives to be considered in this review include the possible merger with or acquisition of another business, which may or may not be in our existing industry, however, we currently have no existing arrangements to do so.

Reduce our operating expenses to reduce our operating losses and preserve our cash balance.

Over the past two years our revenues have declined substantially and we have incurred operating losses of $13.3 million and $12.2 million for the years ended October 31, 2014 and 2013, respectively. In October 31, 2014 we reduced our workforce by approximately 40 % to 23 remaining employees. The operating lease for our previous office space expires on January 31, 2015. We are exploring ways to reduce our operating expenses further including the outsourcing of our retail activities and further reductions to our workforce during the first half of 2015. We plan to continue to service our existing game catalogue and release a limited number of games during the 2015, however, we expect a substantial decrease in operating revenues as a result.

Pursue strategic alternatives

In August 2014, we retained the investment bank, Bond Lane to evaluate strategic alternatives for the Company. On December 17, 2014, we closed on a financing for $6.0 million of units with certain accredited investors, approximately $10 million of which has been released to the Company (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Private Placement”). We plan to continue to pursue strategic alternatives to maximize company value as a result of this transaction. Alternatives being considered include a merger or the acquisition of a business, which may or may not be in our existing industry.

Products

We sell video game products for retail distribution for dedicated game consoles, and digital distribution for mobile or console and PC based online digital platforms. We own intellectual property related to certain games and license the rights to content from developers or media entertainment companies for certain games, such as copyrights for the titles. We also distribute games developed by others to retail and various online distribution platforms in return for a share of the net revenues of the game.

When a “hit” product proves to have strong consumer acceptance, it may account for a large percentage of our overall net revenue. This occurred in the case of Zumba. In fiscal years 2014 and 2013, revenue from sales of Zumba represented approximately 54% and 55% of our total net revenue, respectively. Previously, Cooking Mama represented a significant portion of revenue in certain years. These brands grew through numerous iterations across multiple platforms.

Retail distribution.

We have derived the majority of revenues from the sale of games for dedicated game consoles through retail distribution. We have generated a substantial amount of our revenues in this channel from two “hit” franchises, Cooking Mama and Zumba Fitness. These titles are late in their life cycle, and as a result, generate much lower levels of sales than they have in past years. We have also released a number other titles, primarily for the casual game consumer on the Nintendo DS, Nintendo WII and Microsoft 360 Kinect.

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

Selected titles, their compatible platforms and launch dates include:

Selected Titles	Platform	Launch Date
Cooking Mama	DS	September 2006
Hello Kitty Party	DS	November 2009
Alvin and the Chipmunks: The Squeakquel	Wii, DS	December 2009
Zumba Fitness	Wii, Xbox 360, PS3	November 2010
Hulk Hogan’s Main Event	Xbox 360	October 2011
Zumba Fitness 2	Wii	November 2011
Zumba Rush	Xbox 360	February 2012
NBA Baller Beats	Xbox 360	September 2012
Double Dragon	XBLA, PSN	September 2012
Hello Kitty Picnic	3DS	October 2012
Zumba Core	Wii, Xbox 360	October 2012
Monster High Skulltimate Roller Maze	DS, 3DS, Wii	March 2013
Zumba World Party	Wii, WiiU, Xbox 360, Xbox One	November 2013
Bound by Flame	Xbox 360, PS3, PS4	May 2014
Shadow Warrior	Xbox One, PS4	October 2014

Mobile and online digital games

We have released titles for various mobile platforms, including Apple’s iOS and Android. Our mobile games released to date have not generated significant revenue. We currently have no mobile games scheduled for release.

We also have released several games for digital distribution over various third party networks for use on dedicated game consoles or PC, such as Xbox Live Arcade, PlayStation Network and Steam. We sometimes publish our own digital games and also act as a distributor for other developer’s products in return for a percentage of net revenues generated by the game. Some of the games are distributed under the label “Midnight City” which we established to provide services to the indie game development community.

Selected digital titles, their compatible platforms and launch dates included:

Selected Titles	Platform	Launch Date
Serious Sam	XBLA	March 2010
Bloodrayne	XBLA, PSN	July 2013
Greg Hastings Paintball	XBLA, PSN	July 2013
Zumba Dance	iOS	July 2013
Slender: The Arrival	Steam	October 2013
Blood of the Werewolf	Steam	October 2013
The Bridge	XBLA	November 2013
RBI Baseball	XBLA	April 2014
Slender: The Arrival	XBLA, PSN	September 2014
Costume Quest 2	Steam, XBLA, PSN	October 2014

Prior to fiscal 2014, we also published social games for online play on platforms such as Facebook and Zynga. In January 2013, as part of a larger workforce realignment, we closed our social game development studio.

Other Markets

We have also attempted to enter new game markets that show the potential for higher growth. In October 2013, we acquired a 50% interest in GMS Entertainment, a provider of online social casino, and lottery games, for $3.5 million. The Company was in the early stage of development and incurred operating losses of approximately $1.0 million in fiscal 2014. After evaluation of the required additional funding required for GMS to develop its business to a profitable level, we determined it was in our best interests to exit the investment. In November 2014, we agreed to sell our stake in GMS and forgive indebtedness of $280,000 in exchange for $250,000 and certain other contingent consideration to be received if the operations of GMS are sold, or certain levels of profitability are achieved during the 24 months after the close of the transaction.

Product Development

We primarily use third party development studios to develop our games. However, we may employ game-production and quality-assurance personnel to manage the creation of the game and its ultimate approval by the first party hardware manufacturer. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially utilize products created by the third party developers we work with. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product, only after we recoup development costs.

The process for producing video games also involves working with platform manufacturers from the initial game concept phase through approval of the final product. During this process, we work closely with the developers and manufacturers to ensure that the title undergoes careful quality assurance testing. Each platform manufacturer requires that the software and a prototype of each title, together with all related artwork and documentation, be submitted for its pre-publication approval. This approval is generally discretionary.

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

Digital

We also distribute games online through digital distributors such as XBLA, PSN and Steam and across networks for mobile devices such as Apple’s iPhone. We utilize various methods to market and drive awareness of our titles on these emerging platforms, including online advertising on Facebook, on platform homepages in the cases of XBLA and PSN, and on online sites. We also acquire users through both paid and unpaid channels, due to the viral nature of social and mobile games.

During fiscal 2013 and fiscal 2014, together with reducing our fixed costs associated with internal development activities, we have substantially eliminated our internal marketing resources. Marketing efforts related to games we distribute for others are primarily the management and financial responsibility of the games’ publishers. We expect to continue to evaluate future publishing and distribution opportunities as described above and may seek to add internal marketing personnel and other resources in the future accordingly.

Customers

Customers of our packaged software are comprised of national and regional retailers, specialty retailers and video game rental outlets. For the fiscal year ended 2014, our top two accounts were GameStop and U&I Entertainment, which accounted for approximately 19% and 11% of our revenue, respectively. Revenue from 505 Games s.r.l., under distribution and license arrangements in Europe, represented approximately 6% of revenue in 2014. During fiscal 2014, the distribution of our games to certain major retailers has been consolidated with distributors, who receive discounted pricing. As a result, we plan to outsource substantially all of our retail distribution activities to distributors so we can reduce the fixed costs of maintaining direct distribution to retailers. A substantial reduction in purchases, termination of purchases or business failure by any of our significant customers could have a material adverse effect on us.

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

In general, our products compete with other forms of entertainment for leisure time and discretionary spending of consumers. These other forms of entertainment include movies, television, music, online content and social media. For example, we have experienced significant increased competition from providers of freemium casual games for smartphones. This has significantly eroded the market for games sold at retail for dedicated handheld gaming platforms such as the Nintendo DS. More specifically, the market for interactive entertainment products is highly competitive and relatively few products achieve significant market acceptance. We continue to face significant competition with respect to our products, which may also result in price reductions, reduced gross margins and loss of market share. Many of our competitors have significantly greater financial, marketing and product development resources than we do.

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

Seasonality

The interactive entertainment business is highly seasonal, with sales typically higher during the peak holiday selling season during the fourth quarter of the calendar year. Traditionally, the majority of sales of our packaged software for this key selling period ship in our fiscal fourth and first quarters, which end on October 31 and January 31, respectively. Significant working capital is required to finance the manufacturing of inventory of products that ship during these quarters.

Employees

We had 22 full-time employees in the United States and 1 full-time employee in the United Kingdom as of October 31, 2014. We have not experienced any work stoppages and consider our relations with our employees to be good. We currently have 16 full time employees and may further reduce our workforce during 2015.

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

Our review of our strategic alternatives may result in a complete transformation of our Company and we may not be successful in this new venture.

We are currently evaluating our strategic alternatives. We have significantly reduced our video game publishing and development activities. We may (although we have no current arrangements in place) invest in a totally unrelated business or businesses. Such an action may result in a change in our board of directors, management or financial structure and may lead to substantial reduction in our cash balances or substantial dilution to existing shareholders should we utilize our shares for acquisition. Despite our best efforts, we may not be successful in financing and/or operating a new venture.

Our financial resources are limited and we will need to raise additional capital in the future to continue our business.

We do not expect to generate the level of revenues going forward as we have achieved in prior years from our video game business. This significantly reduced revenue will impact our needs for future capital. We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders. These matters involve risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case. If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we will be forced to cease our business activities and dissolve the Company. In such an event, we will need to satisfy various severances, contract termination and other dissolution-related obligations.

If we make a significant acquisition that requires the issuance of our shares we may be required to reapply for NASDAQ listing.

Reapplying for NASDAQ listing may require us to satisfy the more stringent original listing standards of the NASDAQ Capital Market, which has substantially higher standards than the continuing listing standards. If any such application is not approved, our shares of common stock could be delisted.

We could fail in future financing efforts or be delisted from NASDAQ if we fail to receive shareholder approval for the full conversion of the securities issued in the private placement or any future transaction(s).

We are required under the NASDAQ rules to obtain shareholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by NASDAQ. On December 17, 2014 we closed a private placement in connection with which we issued $6.0 million of units consisting of one share of series A convertible preferred stock and one warrant, $5.0 million of which is being held in escrow pending shareholder approval. See “Management’s Discussion and Analysis – Liquidity and Capital Resources – Private Placement” for more information on the private placement. In addition, funding of our operations in the future or acquisitions may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding, but we might not be successful in obtaining the required shareholder approval for such an issuance. If we are unable to receive shareholder approval for the full conversion of the securities issued in the private placement or obtain future financing due to shareholder approval difficulties, such failure may have a material adverse effect on our ability to continue operations or maintain our listing with NASDAQ, which could have a negative impact on the trading market for our stock and our ability to raise capital in the future.

We have experienced recent net losses and we may incur future net losses, which may cause a decrease in our stock price.

While we generated net income in certain years prior to fiscal 2013, we incurred net losses of $16.2 million in fiscal 2014 and $12.6 million in fiscal 2013. We may not be able to generate revenues sufficient to offset our costs and may sustain net losses in future periods. Any such losses may have an adverse effect on our future operating prospects, liquidity and stock price.

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

We have experienced volatility in the price of our stock and are subject to volatility in the future.

The price of our common stock has experienced significant volatility. In the 24 months ended October 31, 2014, the high and low bid quotations for our common stock as reported by the Nasdaq Capital Market ranged between a high of $8.75 and a low of $0.81. The historic market price of our common stock may be higher or lower than the price paid for our shares and may not be indicative of future market prices, depending on many factors, some of which are beyond our control. In addition, as we have significantly reduced our video game operations, and are seeking strategic alternatives, we cannot predict the performance of our stock and the price of our stock may change dramatically in response to our success or failure to consummate such a strategic alternative transaction

We may not be able to maintain our listing on the Nasdaq Capital Market.

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

A significant portion of our revenue in 2014 was generated from games based on the Zumba Fitness property.

Approximately 54% of our net revenue in 2014 was generated from the Zumba Fitness series of games. We license the rights to publish these games from a third party. In November 2011, we released the sequels Zumba Fitness 2 and Zumba Fitness Rush for the Wii and Kinect platforms, respectively. In November 2012, we released the sequel Zumba Fitness Core for the Wii and Kinect platforms. In November 2013, we released the sequel Zumba Fitness World Party for the Wii and Kinect platforms. We do not expect to release any new Zumba games in the future, which may have a significant impact on our revenues.

A decrease in the popularity of our licensed brands and, correspondingly, the video games we publish based on those brands could negatively impact our revenues and financial position.

Certain games released in 2014 were based upon popular licensed brands. As previously mentioned, approximately 54% of our net revenues in 2014 were generated from the Zumba franchise games, first commercially released in November 2010. A decrease in the popularity of the Zumba property or other licensed properties would negatively impact our ability to sell games based upon such licenses and could lead to lower net sales, profitability, and/or an impairment of our licenses, which would negatively impact our profitability.

Customer accommodations could materially and adversely affect our business, results of operations, financial condition and liquidity.

When demand for our offerings falls below expectations, we may negotiate accommodations to retailers or distributors in order to maintain our relationships with our customers and access to our sales channels. These accommodations include negotiation of price discounts and credits against future orders commonly referred to as price protection. At the time of product shipment, we establish provisions for price protection and other similar allowances. These provisions are established according to our estimates of the potential for markdown allowances based upon historical rates, expected sales, retailer inventories of products and other factors. We cannot predict with certainty whether existing provisions will be sufficient to offset any accommodations we will provide, nor can we predict the amount or nature of accommodations that we will provide in the future. If actual accommodations exceed our provisions, our earnings would be reduced, possibly materially. Any such reduction may have an adverse effect on our financial condition or results of operations. The granting of price protection and other allowances reduces our ability to collect receivables and impacts our availability for advances from our factoring arrangement. The continued granting of substantial price protection and other allowances may require additional funding sources to fund operations, but there can be no assurance that such funds will be available to us on acceptable terms, if at all.

Increased competition for limited shelf space and promotional support from retailers could affect the sales of our products.

Retailers typically have limited shelf space and promotional resources, such as circulars and in-store advertising, to support any one product among an increasing number of newly introduced entertainment offerings.

Competition for retail support and shelf space is expected to increase, which may require us to increase our marketing expenditures or reduce prices to retailers. Competitors with more extensive lines, popular products and greater financial resources frequently have greater bargaining power with retailers. Accordingly, we may not be able to achieve or maintain the levels of support and shelf space that our competitors receive. As a result, sales of our products may be less than expected, which would have a material adverse effect on our financial condition and results of operations.

A weak global economic environment could result in increased volatility in our stock price.

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and retailers may defer or choose not to make purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products. Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and customers may not have the same purchasing power, leading to lower purchases of our games for placement into distribution channels. Reduced consumer demand for our products could materially impact our operating results.

Termination or modification of our agreements with platform hardware manufacturers may adversely affect our business.

We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2, PlayStation 3 and PlayStation 4, from Nintendo to develop products for the DS, DSi, 3DS, Wii and WiiU and from Microsoft to develop products for the Xbox, Xbox 360 and Xbox One. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to distribute any of our games on that platform or we may be required to do so on less attractive terms.

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

Intellectual property claims may increase our costs or require us to cease selling affected products, which could adversely affect our financial condition and results of operations.

Development of original content, including publication and distribution, sometimes results in claims of intellectual property infringement. Although we make efforts to ensure our products do not violate the intellectual property rights of others, it is possible that third parties still may allege infringement. These claims and any litigation resulting from these claims may result in damage awards payable by us; could prevent us from selling the affected product; or require us to redesign the affected product to avoid infringement or obtain a license for future sales of the affected product.

Any of the foregoing could have an adverse effect on our financial condition and results of operations. Any litigation resulting from these claims could require us to incur substantial costs.

A reduced workforce presents additional risk to the effectiveness of our internal controls.

As discussed in this annual report, we have significantly reduced our workforce. A smaller workforce impacts our internal controls over financial reporting and can affect the adequacy of our controls. We cannot be certain that our internal controls over financial reporting will remain effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

During fiscal 2014, we leased 21,250 square feet of office, development and storage space located at 160 Raritan Center Parkway, Edison, NJ 08837 with base rents of approximately $24,000 per month. The lease expires on January 31, 2015. In January 2015, we leased approximately 1,800 square feet of office space for a period of less than one year for a cost of approximately $2,300 per month.

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

The following table shows the high and low bid quotations for our common stock as reported by Nasdaq from November 1, 2011 through October 31, 2014. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2013
First Quarter	$8.75	$4.06
Second Quarter	$5.18	$3.64
Third Quarter	$5.53	$3.92
Fourth Quarter	$5.46	$3.71

Fiscal Year 2014
First Quarter	$5.18	$3.78
Second Quarter	$3.92	$2.66
Third Quarter	$3.01	$1.72
Fourth Quarter	$1.84	$0.81

Holders of Common Stock.  On January 27, 2015, we had approximately 120 registered holders of record of our common stock. On January 8, 2015, the closing sales price of our common stock as reported on Nasdaq was $1.33 per share.

Dividends and dividend policy.  We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on our common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.  The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2014 fiscal year end.

Recent Sales of Unregistered Securities.  All prior sales of unregistered securities have been previously reported either on a current report on Form 8-K or a quarterly report on Form 10-Q.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information under this item, pursuant to Regulation S-K Item 301(c).

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

Overview

We are a provider of video game products primarily for the, casual-game consumer. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, DSi, 3DS and Wii, Sony’s PlayStation 3, or PS3, and PlayStation Portable, or PSP®, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. We also publish games for numerous digital platforms such as Xbox Live Arcade, PlayStation Network, or PSN and Steam, and, prior to 2014, iOS and Android mobile devices and online platforms.

Our video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, we have focused on publishing more lower-cost games targeting casual-game consumers. In some instances, our titles are based on licenses of well-known properties and, in other cases, original properties. We enter into agreements with content providers and video game development studios for the creation of our video games.

On October 31, 2014, we implemented a reduction of our workforce to reduce our fixed costs. The reduction includes development and game-testing, selling and marketing, and support personnel. We incurred approximately $0.3 million of severance costs in connection with the workforce reduction. We are currently not developing any significant new games for release in fiscal 2015 and are evaluating strategic alternatives to maximize Company value, including the merger with or acquisition of a new business, which may be in a different business than our current and historical operations.

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

Strategic Alternatives and December 2014 Financing

As discussed above, we plan to continue to pursue strategic alternatives to maximize Company value.

On December 17, 2014, we completed a private placement of up to $6.0 million of units at a purchase price of $0.68 per Unit. Each Unit consists of one share of the Company’s 0% Series A Convertible Preferred Stock and a five year warrant to purchase one share of the Company’s common stock at an initial exercise price of $0.68 per share. See “Liquidity and Capital Resources” below. We have received $1.0 million of proceeds from the private placement. The release from escrow of an additional $5.0 million of proceeds is subject to approval of our shareholders for the full conversion of the preferred shares and conversion of the warrants and satisfaction of certain other conditions, including, the completion of a “Qualified Transaction” or approval of the lead investor in the private placement. A Qualified Transaction may involve the acquisition of a business that is not related to our current operations described in this report (See “Liquidity and Capital Resources – Private Placement”).

In connection with the transaction, Jesse Sutton, our Chief Executive Officer, and Allan Grafman, our Chairman of the Board, resigned as members of the Board of Directors and , Trent Davis, who will serve as Chairman of the Board, and Mohit Bhansali, were appointed to fill the vacancies. Both new members were appointed to the Company's Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

Video Game Products

Net Revenues.  Our revenues are principally derived from sales of our video games. We provide video games primarily for the mass market and casual-game player. Our revenues are recognized net of estimated provisions for price protection and other allowances. When we act as an agent in the distribution of games developed by others, we recognize revenue net of the share of revenue due to the developer in the form of wholesale price, royalties and/or distribution fees.

Cost of Sales.  Cost of sales consists of product costs and amortization and impairment of software development costs and license fees. A significant component of our cost of sales of packaged games is product costs. Product costs are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales.

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

Income Taxes.  Income taxes consists of our provision/(benefit) for income taxes, as affected by our net operating loss carryforwards. Future utilization of our net operating loss, or NOL, carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of NOL carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained unless sufficient positive evidence develops to support its reversal. In fiscal 2014 and 2013, we reversed our valuation allowance to the extent of our NOLs used, and recorded certain minimum state taxes.

Seasonality and Variations in Interim Quarterly Results

Our quarterly net revenues, gross profit and operating income from sales of packaged software are impacted significantly by the seasonality of the retail selling season, and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit as a percentage of sales also generally increase in quarters in which we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.

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

Revenue Recognition.  We recognize revenue upon the shipment of our product when: (1) risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products are sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Included in advances from customers and deferred revenue as of October 31, 2013 was deferred revenue of $5.2 million on sales of products with a future street date. In connection with this deferred revenue, the Company had approximately $1.7 million of deferred cost of sales – product included in prepaid expenses and other current assets. There were no such balances at October 31, 2014. Some of our software products provide limited online features at no additional cost to the consumer. Generally, we have considered such features to be incidental to our overall product offerings and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying our revenue recognition policy. To date, the Company has not earned significant revenues from such features. In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

When we enter into license or distribution agreements that provide for multiple copies of games in exchange for guaranteed amounts, revenue is recognized in accordance with the terms of the agreements, generally upon delivery of a master copy, assuming our performance obligations are complete and all other recognition criteria are met, or as per-copy royalties are earned on sales of games.

When we operate hosted online games in which players can play for free and purchase virtual goods for use in the games. We recognize revenues from the sale of virtual goods as service revenues over the estimated period in which players use the game. We also recognize advertising revenue related to advertising placed on our game sites as ads are displayed. We have not earned significant revenue related to online games.

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

Our provisions for price protection and other allowances fluctuate over periods as a result of a number of factors including analysis of historical experience, current sell-through of retailer inventory of our products, current trends in the interactive entertainment market, the overall economy, changes in customer demand and acceptance of our products and other related factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. However, actual allowances granted could materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions, technological obsolescence due to new platforms, product updates or competing products. For example, the risk of requests for allowances may increase as consoles pass the midpoint of their lifecycle and an increasing number of competitive products heighten pricing and competitive pressures. Additionally, the reduction in the scope of our game operations and elimination of games in development for future release could have an impact on our relationship with retailers. While management believes it can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, this will result in a change in our provisions, which would impact the net revenues and/or selling and marketing expenses we report. For the 12-month periods ended October 31, 2014 and 2013, we provided allowances for future price protection and other allowances of $4.6 million and $3.0 million, respectively. Fluctuations in the provisions reflected our estimates of future price protection based on the factors discussed above. We limit our exposure to credit risk by factoring a portion of our receivables to a third party that buys without recourse. For receivables that are not sold without recourse, we analyze our aged accounts receivables, payment history and other factors to make a determination if collection of receivables is likely, or a provision for uncollectible accounts is necessary.

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

Prepaid license fees represent license fees to holders for the use of their intellectual property rights in the development of our products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (capitalized license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance commitment remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which we estimate the release date to be more than one year from the balance sheet date. There were no Non-current costs as of October 31, 2014 and 2013.

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

When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — loss on impairment of software development costs and license fees – future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses – loss on impairment of capitalized software development costs and license fees – cancelled games. As of October 31, 2014, the net carrying value of our licenses and software development costs was $0.7 million. If we were required to write off licenses or software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Inventory. Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We estimate the net realizable value of slow-moving inventory on a title-by-title basis and charge the excess of cost over net realizable value to cost of sales. Some of our inventory items are packaged with accessories. The purchase of accessories may involve longer lead times and minimum purchase amounts, which require us to maintain higher levels of inventory than for other games. Therefore, these items have a higher risk of obsolescence, which we review periodically based on inventory and sales levels.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended October 31,
	2014	2013
Net revenues	100.0%	100.0%
Cost of sales
Product costs	36.0	39.4
Software development costs and license fees	47.4	34.9
Gross profit	16.6	25.7
Operating expenses
Product research and development	6.6	11.7
Selling and marketing	21.1	16.6
General and administrative	24.3	19.4
Workforce reduction	0.9	1.7
Depreciation and amortization	2.2	0.8
Loss on impairment of software development costs and license fees — canceled games	0.2	1.4
Operating loss	(38.7)	(25.9)
Interest and financing costs and other non-operating gains and expenses	(8.3)	0.8
Loss before income taxes	(47.0)	(26.7)
Income taxes	0.0	0.0
Net loss	(47.0)%	(26.7)%

The following table sets forth the source of net revenues, by game platform, for the years ended October 31, 2014 and 2013.

	Year Ended October 31,
	2014		2013
	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues
Nintendo Wii and WiiU	$11.4	33%	$21.9	46%
Microsoft Xbox 360 and Xbox One	11.1	32%	10.4	22%
Sony Playstation 3 and 4	3.7	11%	0.9	2%
Nintendo DS and 3DS	5.1	15%	11.9	25%
Accessories and other	3.1	9%	2.2	5%
TOTAL	$34.4	100%	$47.3	100%

Year ended October 31, 2014 versus the year ended October 31, 2013

Net Revenues. Net revenues for the year ended October 31, 2014 decreased approximately 27% to $34.4 million from $47.3 million in the prior year. The decrease was primarily due to lower sales of our Zumba Fitness products and lower revenues from new releases on the Microsoft Kinect and Nintendo 3DS. We have released three sequels to our original Zumba fitness product released in November 2010, with each sequel generating a lower level of sales than the prior version. As a result, we are not developing future Zumba sequels. Additionally, sales of new games we have published in our traditional market of casual games for the Nintendo Wii, 3DS and Microsoxt Kinect for Xbox 360 have not performed as expected. We attribute this to changes in customer preference driven by competing digital technologies. For example, freemium games available on mobile devices such as the Apple iphone or Anroid powered smartphones have created competition and reduced sales of games distributed through retail outlets for dedicated handheld gaming devices such as the Nintendo 3DS. We have also seen increased competition for the casual game consumer at retail from online PC based platforms such as Facebook and STEAM. Net revenues in the European market decreased to approximately $3.4 million, from $8.2 million during the same period a year ago, primarily due to decreased sales of our Zumba products. Overall Zumba sales accounted for 54% of our net revenues during the period, compared to 55% in the prior year.

Gross Profit. Gross profit for the year ended October 31, 2014 was $5.7 million compared to a gross profit of $12.2 million in the same period last year. The decrease in gross profit was primarily attributable to decreased net revenues, as discussed above. Gross profit as a percentage of net sales was 17% for the year ended October 31, 2014, compared to 26% for the year ended October 31, 2013. The decrease in gross profit as a percentage of sales primarily reflects lower average net selling prices and higher fixed development costs and license fees in the current period as a percentage of sales. We developed Zumba World Party for both current generation, and next generation console platforms, resulting in higher development expense relative to our previous titles.

Product Research and Development Expenses. Research and development expenses were $2.3 million for the year ended October 31, 2014, compared to $5.5 million for the same period in 2013. Lower internal development expenses, including the effects of our January 2013 headcount reduction, were partially offset by increased third-party development costs of mobile games early in the current-year period. 2014 expenses include development expenses related to our mobile games, which we have subsequently terminated.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $7.3 million for the year ended October 31, 2014, compared to $7.9 million for the year ended October 31, 2013. The decrease was primarily due to decreased media advertising related to Zumba and other new releases. Commissions and other costs were also lower due to lower sales volumes and our January 2013 headcount reduction. These decreases were partially offset by increased digital-distribution and marketing costs and by website development costs incurred during the period for an online gamestore project that was terminated.

General and Administrative Expenses. For the year October 31, 2014, general and administrative expenses decreased to $8.4 million from $9.2 million in the prior year. The decrease primarily reflected lower compensation costs, reduced consulting and professional fees and other administrative expenses.

Workforce Reduction. Workforce reduction costs amounted to $0.3 million and $0.8 million in the years ended October 31, 2014 and 2013, respectively. On January 8, 2013, we implemented a realignment of our workforce to reduce certain fixed costs and provide for a more flexible variable cost model using outside subcontractors in the production of our games. The realignment included a reduction in workforce of approximately 40 employees. Workforce reduction costs consisted primarily of severance costs. In the current fiscal year, we incurred additional severance costs for additional employee layoffs in October 2014.

Loss on Impairment of Capitalized Software Development Costs and License Fees – Cancelled Games. For the year ended October 31, 2014, loss on impairment of capitalized software development costs and license fees – cancelled games, amounted to $0.1 million compared to $0.7 million in the prior-year period. Our games in development are subject to periodic reviews to assess game design and changing market conditions. When we do not expect the projected future net cash flows generated from sales to be sufficient to cover the remaining incremental cash obligation to complete a game, we cancel the game, and record a charge to operating expenses for the carrying amount of the game. In fiscal 2014, we reduced the number of console-game development projects initiated.

Operating Loss. Operating loss for the year ended October 31, 2014 was approximately $13.3 million, compared to operating loss of $12.2 million in the comparable period in 2013, primarily as a result of decreased revenues and gross profits discussed above offset by our January 2013 workforce reduction and lower personnel and development costs and impairment losses.

Loss from equity method investment. We recorded a loss of approximately $3.8 million for fiscal 2014 representing a charge of $2.8 million for the loss in value of the investment and our 50% share of losses incurred by GMS in the period. GMS began operations in the fourth quarter of fiscal 2013. Accordingly, there was no effect of GMS operations on the prior-year period. Our investment in GMS was sold in November 2014.

Extinguishment of liabilities. During the year ended October 31, 2014, we recognized gains on the extinguishment of liabilities of $1.3 million. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations. There was no such activity in the prior-year period.

Income Taxes. In the years ended October 31, 2014 and 2013, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of October 31, 2014, our cash and cash equivalents balance was $7.2 million and our working capital was approximately $5.4 million, compared to cash and equivalents of $13.4 million and working capital of $15.7 million at October 31, 2013. The decline in cash and working capital is the result of operating losses due to declining revenues which we attribute to three factors: 1) the introduction of competing “freemium” games on competing handheld devices such as the Apple iphone or itouch, and Android powered devices; 2) a shift in game distribution from retail to digital downloads; and 3) a decline in the popularity of motion based fitness games including games we publish under the Zumba fitness brand. We have incurred operating losses of approximately $13.3 million and $12.2 million in the fiscal years ended October 31, 2014 and 2013, respectively. As a result of these factors we have reduced our operating expenses, including the reduction of game production and marketing personnel, and have eliminated substantially all of our new game development activities. We are evaluating various strategic alternatives to maximize company value including the acquisition of businesses that are not related to our existing video game operations. Additionally, we have entered into a financing transaction in which we have received $1.0 million in cash, with another $5.0 million available if the Company satisfies certain conditions including, among other things, the completion of a business acquisition which meets the criteria of a “qualified transaction” as defined in the Subscription Agreements, and approval of its shareholders for the conversion of the preferred stock and warrants issued as part of the transaction (see private placement below for further information). There is no assurance that we will receive the necessary shareholder approvals to effect the release of the second tranche of financing or meet any of the other criteria including the completion of an acquisition that meets the terms of the agreement. If we do not complete a “qualified transaction” our substantially reduced operations may not be able to continue operations.

The factors above raise substantial doubt about our ability to continue as a going concern. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty. As of October 31, 2014, we believe that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months.

Private Placement

On December 17, 2014, we entered into separate subscription agreements (together, the “Subscription Agreements”) with accredited investors (the Investors”) relating to the issuance and sale of completed a private placement of $6.0 million of Units (the “Units”) at a purchase price of $0.68 per Unit, with each Unit consisting of one share of the Company’s 0% Series A Convertible Preferred Stock (the “Preferred Shares”) and a five year warrant (the “Warrants”) to purchase one share of our common stock at an initial exercise price of $0.68 per share.

The Preferred Shares are convertible into shares of Common Stock based on a conversion calculation equal to the stated value of the of such Preferred Share, plus all accrued and unpaid dividends, if any, on such Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $0.68 and the initial conversion price is $0.68 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event we issue or sell shares of Common Stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock (the “Certificate of Designations”), we are prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the Subscription Agreements). The Preferred Shares bear no interest.

The Warrants are exercisable, at any time, following the date the Warrants are issued, at a price of $0.68 per share, subject to adjustment, and expire five years from the date of issuance. The holders may, subject to certain limitations, exercise the Warrants for shares of common stock on a cashless basis. The Warrants are subject to certain adjustments upon certain actions by us as outlined in the Warrants, including, for twenty-four months following the initial issuance date, the issuance or sale, or deemed issuance or sale, by us of shares of our Common Stock at a per share price that is less than the conversion price then in effect, as a result of which the conversion price shall be reduced to such lower price, subject to certain exceptions.

The proceeds of the offering were deposited into an escrow account (the “Escrow Amount”) with Signature Bank as escrow agent (the “Escrow Agent”) pursuant to an escrow agreement (the “Escrow Agreement”) dated December 17, 2014, by and between the Company, the lead investor in the private placement and the Escrow Agent and certificates representing the Preferred Shares and Warrants underlying the Units were deposited with us, to be held in escrow, as the securities escrow agent (the “Securities Escrow Agent”) . Upon the closing of the private placement on December 17, 2014 (such date, the “Closing Date”), $1.0 million of the Escrow Amount was released by the Escrow Agent to us in exchange for the release of $1.0 million of Units by the Securities Escrow Agent. Following the Closing Date, in one or multiple tranches, the remaining $5.0 million will be released (the “Subsequent Release”) by the Escrow Agent to the Investors in exchange for the release of $5.0 million of Units by the Securities Escrow Agent, provided that the approval of NASDAQ and our stockholders has been obtained and, either, (i) the lead investor has approved the release, (ii) the approval of the requisite number of Investors has been obtained, (iii) we have executed definitive binding documents for certain transactions, as described in the Subscription Agreements, and such transaction(s) are to close contemporaneously with the release, following approval by our stockholders or (iv) the following conditions are present: (a) nine months has elapsed from the Closing Date and release is approved by each of the directors appointed at closing (being the non-continuing directors); (b) no subsequent release of the Escrow Amount has been consummated; and (c) no more than $1.0 million is released (the “Release Conditions”). In the event that on and as of the twelve month anniversary of the Closing Date none of the Release Conditions have been satisfied, the Escrow Agent shall return $5.0 million to the Investors, without interest or deduction, and the Securities Escrow Agent shall return the Units to us for cancellation.

Factoring and Purchase Order Financing.

We factor our receivables. Under our factoring agreement, we have the ability to take cash advances against eligible outstanding accounts receivable and inventory balances, subject to a maximum of $30.0 million, and the availability of up to $2.0 million in letters of credit. The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at October 31, 2014. We may also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. We had no outstanding advances for purchase order financing at October 31, 2014.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable, plus 60% of our inventory balance, up to a maximum of $2.5 million of our inventory balance. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2014, we had no excess advances outstanding.

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

Advances from Customers. On a case by case basis, distributors and other customers have agreed to provide us with cash advances on their orders. These advances are then applied against future sales to these customers. In exchange for these advances, we may offer these customers beneficial pricing or other considerations.

Commitments and Contingencies.

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC against Microsoft Corporation and the Company. The complaint alleges that Kinect and certain Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. Intelligent Verification Systems is seeking injunctive relief and monetary damages of approximately $2.7 million for the alleged infringement. The Company intends, in conjunction with Microsoft, to defend itself against the claim. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

Commitments under development agreements amounted to $0.8 million at October 31, 2014.

Off-Balance Sheet Arrangements

As of October 31, 2014, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $7.2 million as of October 31, 2014 compared to $13.4 million at October 31, 2013.ad Working capital as of October 31, 2014 was $5.4 million compared to $15.7 million at October 31, 2013. During the year ended October 31, 2014, $1.3 million of accounts payable and accrued expenses were extinguished due to the passing of statutes of limitations pertaining to the claims. Decreases in cash and working capital balances primarily reflected operating losses of $13.3 million in the current fiscal year, net of the effect of lower factored accounts receivable, inventory and capitalized software compared to the October 31, 2013. Due to our lower factored accounts receivable and inventory balances, amounts available to us under our factoring agreement were not significant at October 31, 2014.

Operating Cash Flows. Our principal operating source of cash is revenue from distribution of our interactive entertainment products, net of royalty and revenue-share payments to licensors, developers and publishers. During fiscal 2014, we reduced our development and marketing activities and distributed a greater number of games developed by others, compared to prior years. Accordingly, the portion of operating cash flows used for associated working capital requirements, including pre-release development and costs incurred to manufacture, sell and market our games has generally been reduced.

Investing Cash Flows. Cash used in investing activities in the year ended October 31, 2014 amounted to $0.9 million, primarily consisting of $0.5 million of advances to GMS, our online-gaming joint venture, prior to the sale of our investment in November 2014.

Financing Cash Flows. Net cash used in financing activities for the year ended October 31, 2014 reflected cash used to repay outstanding borrowings under our purchase order financing agreement for seasonal inventory in 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was effective as of October 31, 2014.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report on Form 10-K.

Item 9B.  Other Information.

Not applicable.

PART III

The information required by Part III of Form 10-K under the items listed below are incorporated by reference from our definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2014 fiscal year end.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on September 15, 2014).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).

4.1	Form of Common Stock Purchase Warrant issued to investors (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 18, 2014).

4.2	Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 18, 2014)

10.1	Lease Agreement, dated as of February 2, 1999, by and between 160 Raritan Center Parkway, L.L.C. and Majesco Sales Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2004).

10.2	Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2004).

10.3	Amendment, dated March 18, 1999, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 22, 2004).

10.4	Amendment, dated September 30, 2004, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 22, 2004).

10.5	Assignment of Monies Due Under Factoring Agreement, dated July 21, 2000, by and among Majesco Sales Inc., Rosenthal & Rosenthal, Inc. and Transcap Trade Finance (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 22, 2004).

10.6	Amendment, dated October 18, 2005, to Factoring Agreement, dated April 24, 1989, between Majesco Sales, Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on February 1, 2006).

10.7	Amendment, dated October 1, 2008, to Factoring Agreement, dated April 24, 1989, between Majesco Sales Inc. and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on January 29, 2009)

#10.8	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

#10.9	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.10	First Amendment to Lease by and between the Company and the Landlord dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2009).

10.11	Form of Personal Indemnification Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 15, 2009).

10.12

Placement Agency Agreement dated September 17, 2009, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2009).

10.15	First Amendment to the Confidential License Agreement for the Wii Console (Western Hemisphere), effective January 4, 2010, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

10.16	Add On Content Addendum to the Confidential License Agreement for the Wii Console, effective November 2, 2009, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

10.17	Second Amendment to the Confidential License Agreement for the Wii Console, effective February 20, 2013, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2013).

#10.18	Amended Directors Compensation Policy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on March 14, 2011)

10.19	XBOX 360 Publisher License Agreement, effective September 13, 2005, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

+10.20	Amendment to the XBOX 360 Publisher License Agreement (2008 renewal, etc.), effective September 1, 2009, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

+10.21	Amendment to the XBOX 360 Publisher License Agreement (Russian Incentive Program, Hits Program Revisions), effective February 4, 2010, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

#10.22	Employment Agreement, dated January 8, 2009, between Jesse Sutton and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 13, 2009).

#10.23

Amended and Restated Employment Agreement, dated August 22, 2013, between Michael Vesey and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 23, 2013).

#10.24	2012 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2012).

#10.25	2011 Executive Officer Incentive Bonus Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2011).

#10.26	2010 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 16, 2010).

#10.27	Majesco Entertainment Company Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 25, 2013).

#10.28	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2012).

10.29	Common Stock Purchase Agreement, dated August 2, 2013, by and between Majesco Entertainment Company and Yair Goldfinger (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2013).

10.30	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Commission on May 1, 2014).

10.31	Form of Subscription Agreement between the Company and investors (incorporated by reference to Exhibit 10.1 to our form 8-k filed with the commission on December 18, 2014).

10.32	Form of Registration Rights Agreement between the Company and investors (incorporated by reference to Exhibit 10.2 to our form 8-k filed with the commission on December 18, 2014).

*21.1	Subsidiaries

*23.1	Consent of EisnerAmper LLP

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

*32.1	Section 1350 Certificate of President and Chief Financial Officer

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Constitutes a management contract, compensatory plan or arrangement.

±	We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.
*	Filed herewith.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.
24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

By:	/s/ Jesse Sutton
Chief Executive Officer

Date: January 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Sutton	Chief Executive Officer	January 29, 2015
Jesse Sutton	(Principal Executive Officer)

/s/ Michael Vesey	Chief Financial Officer (Principal	January 29, 2015
Michael Vesey	Financial and Accounting Officer)

/s/ Trent D. Davis	Chairman of the Board of Directors	January 29, 2015
Trent D. Davis

/s/ Laurence Aronson	Director	January 29, 2015
Laurence Aronson

/s/ Mohit Bhansali	Director	January 29, 2015
Mohit Bhansali

/s/ Stephen Wilson	Director	January 29, 2015
Stephen Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Majesco Entertainment Company

We have audited the accompanying consolidated balance sheets of Majesco Entertainment Company and Subsidiary (the "Company") as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended October 31, 2014. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Majesco Entertainment Company and Subsidiary as of October 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered losses that raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EISNERAMPER LLP

Iselin, New Jersey

January 29, 2015

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	October 31, 2014	October 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$7,196	$13,385
Due from factor, net	-	2,134
Accounts and other receivables	1,597	1,169
Inventory	1,292	4,859
Advance payments for inventory	57	1,064
Capitalized software development costs and license fees	674	7,825
Advances to GMS Entertainment Limited	250	-
Prepaid expenses and other current assets	192	2,827
Total current assets	11,258	33,263
Property and equipment, net	198	817
Investment in GMS Entertainment Limited	-	3,500
Other assets	-	69
Total assets	$11,456	$37,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,427	$8,994
Due to distribution partner	1,286	-
Customer credits	171	-
Inventory financing	-	1,764
Advances from customers and deferred revenue	21	6,838
Total current liabilities	5,905	17,596
Commitments and contingencies
Stockholders’ equity:
Common stock — $.001 par value; 250,000,000 shares authorized; 6,620,660 and 6,613,710 shares issued and outstanding at October 31, 2014 and October 31, 2013, respectively	7	7
Additional paid-in capital	125,271	124,187
Accumulated deficit	(119,727)	(103,530)
Accumulated other comprehensive loss	-	(611)
Net stockholders’ equity	5,551	20,053
Total liabilities and stockholders’ equity	$11,456	$37,649

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended October 31,
	2014	2013
Net revenues	$34,368	$47,267
Cost of sales
Product costs	12,381	18,625
Software development costs and license fees	16,282	16,474
	28,663	35,099
Gross profit	5,705	12,168
Operating costs and expenses
Product research and development	2,263	5,542
Selling and marketing	7,264	7,854
General and administrative	8,366	9,176
Workforce reduction	323	776
Loss on impairment of software development costs and license fees — cancelled games	77	675
Depreciation and amortization	745	381
	19,038	24,404
Operating loss	(13,333)	(12,236)
Other expenses (income)
Interest and financing costs	361	409
Loss from equity method investment	3,780
Gain on extinguishment of liabilities	(1,287)
Change in fair value of warrant liability	-	(17)
Loss before income taxes	(16,187)	(12,628)
Income taxes	10	14
Net loss	$(16,197)	$(12,642)
Net loss per share:
Basic	$(2.52)	$(2.13)
Diluted	$(2.52)	$(2.13)
Weighted average shares outstanding:
Basic	6,420,775	5,943,049
Diluted	6,420,775	5,943,049

See accompanying notes

F-3

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended October 31,
	2014	2013

Net loss	$(16,197)	$(12,642)
Other comprehensive loss
Foreign currency translation adjustments	111	(39)
Reclassified to net loss	500	-
Other comprehensive income (loss)	611	(39)
Comprehensive loss	$(15,586)	$(12,681)

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

					Accumulated
	Common Stock		Additional		Other	Net
	$.001 par value		Paid-In	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Loss	Equity
Balance — October 31, 2012	5,980,332	7	120,794	(90,888)	(572)	29,341
Issuance of common stock in connection with:
Restricted stock grants — directors	43,486	—	188	—	—	188
Restricted stock grants, net — employees	118,235	—	757	—	—	757
Non-cash compensation charges — stock options	—	—	470	—	—	470
Shares withheld for taxes	(4,533)	—	(19)	—	—	(19)
Sale of common stock	476,190	—	1,997	—	—	1,997
Net loss	—	—	—	(12,642)	—	(12,642)
Foreign currency translation adjustment	—	—	—	—	(39)	(39)
Balance — October 31, 2013	6,613,710	$7	$124,187	$(103,530)	$(611)	$20,053
Issuance of common stock in connection with:
Restricted stock grants — directors	62,065	—	176	—	—	176
Restricted stock grants (forfeitures), net — employees	(37,570)	—	637	—	—	641
Non-cash compensation charges — stock options	—	—	304	—	—	304
Shares withheld for taxes	(17,545)	—	(33)	—	—	(33)
Net loss	—	—	—	(16,197)	—	(16,197)
Foreign currency translation recognized	—	—	—	—	616	616
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Balance — October 31, 2014	6,620,660	$7	$125,271	$(119,727)	$-	$5,551

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,197)	$(12,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	745	381
Loss from equity method investment	3,780	-
Non-cash compensation expense	1,117	1,416
Provision for price protection	4,648	2,993
Amortization of capitalized software development costs and license fees	10,695	6,460
Impairment losses	1,259	675
Provision for excess inventory	737	675
Foreign currency exchange loss recognized	616	-
Change in fair value of warrant liability	-	(17)
Gain on extinguishment of liabilities	(1,287)	-
Changes in operating assets and liabilities, net of acquisition:
Due from factor	(2,343)	7,374
Accounts and other receivables	(428)	2,767
Inventory	2,830	2,228
Capitalized software development costs and license fees	(4,582)	(10,971)
Advance payments for inventory	1,007	(807)
Prepaid expenses and other assets	2,704	(1,086)
Accounts payable and accrued expenses	(1,993)	(6,417)
Advances from customers and deferred revenue	(6,817)	2,384
Net cash used in operating activities	(3,509)	(4,587)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(347)	(274)
Investment in and advances to GMS Entertainment Limited	(530)	(3,500)
Net cash used in investing activities	(877)	(3,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	2,000
Income tax withholding from exercise of options and warrants	(33)	(19)
Repayments of Borrowings for inventory financing	(1,765)	1,764
Net cash (used in) provided by financing activities	(1,798)	3,745
Effect of exchange rates on cash and cash equivalents	(5)	(37)
Net decrease in cash and cash equivalents	(6,189)	(4,653)
Cash and cash equivalents — beginning of year	13,385	18,038
Cash and cash equivalents — end of year	$7,196	$13,385
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest and financing costs	$327	$455
Cash paid during the year for income taxes	$6	$-

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

The Company is a provider of video game products primarily for the mass-market consumer. It sells its products primarily to large retail chains, specialty retail stores, and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. It has also published games for digital platforms, including mobile platforms like the iPhone, iPad and Android devices, as well as online platforms such as Microsoft’s XBLA, Sony’s PSN and STEAM for PC..

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

On October 31, 2014, we implemented a reduction of our workforce to reduce our fixed costs. The reduction includes development and game-testing, selling and marketing, and support personnel. We are currently not developing any significant new games for release in fiscal 2015 and are evaluating strategic alternatives to maximize Company value.

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

Geographic regions. Net revenues by geographic region were as follows:

	Years Ended October 31,
	2014	%	2013	%
United States	$30,976	90%	$39,109	83%
Europe	3,392	10%	8,158	17%
Total	$34,368	100%	$47,267	100%

Major customers. Sales to GameStop represented approximately 19% and 14% of net revenues in 2014 and 2013, respectively. Sales to Target represented approximately 14% of net revenues in 2013, respectively. Sales to U&I Entertainment, Inc. represented approximately 11% of net revenues in 2014. Revenue from 505 Games s.r.l, primarily reflecting revenue from Europe, represented approximately 15% of net revenues in 2013, respectively.

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the years ended October 31, 2014 and 2013 sales of the Company’s Zumba Fitness games accounted for approximately 54% and 55% of net revenues, respectively. We license the rights to publish these games from a third party. If we do not license rights for additional Zumba games or if any new versions are not successful, this may have a significant impact on our future revenues.

Reverse Stock Split. In 2013, the Company received a notification letter from NASDAQ notifying it that it was not in compliance with its $1.00 minimum bid price requirement because the bid price for the Company’s common stock closed below $1.00 over the prior 30 consecutive business days. To regain compliance with this requirement, we completed a reverse stock split, which was effected on June 13, 2014 at a ratio of one-for-seven with no change in par value. All share information presented in this Annual Report on Form 10-K gives effect to the reverse stock split.

Going Concern Basis. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of October 31, 2014, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. Accordingly, the Company is evaluating various alternatives, including reducing operating expenses and personnel costs, securing additional financing for future business activities and other strategic alternatives including a sale or merger of the Company, although the Company has no present arangements to do so. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could have a material effect on future operating prospects.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation. On October 31, 2014, the Company had 50% of the voting control of GMS Entertainment Limited (“GMS”) and the right to appoint one-half of the directors of GMS. All business activities and transactions that significantly impact GMS must be approved by both equity owners. Accordingly, the Company accounted for GMS on the equity method as a corporate joint venture. The Company exited the joint venture with GMS in November 2014.

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

Shipping and handling, which consist principally of transportation charges incurred to move finished goods to customers, amounted to $269 and $500 for the years ended October 31, 2014 and 2013, respectively, and are included in selling and marketing expenses.

In certain instances, customers and distributors provide the Company with cash advances on their orders. These advances are then applied against future sales to these customers. Advances are classified as advances from customers and deferred revenue in the accompanying balance sheets. Included in advances from customers and deferred revenue at October 31, 2013 are $1,179 of deferred license revenue and $5,204 of deferred revenue on sales of products with a future street date. In connection with this deferred revenue, the Company had $1,748 of deferred cost of sales – product included in prepaid expenses and other current assets as of October 31, 2013.

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

Prepaid license fees represent license fees to owners for the use of their intellectual property rights in the development of the Company’s products. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (prepaid license fees) and a current liability (accrued royalties payable) at the contractual amount upon execution of the contract or when specified milestones or events occur and when no significant performance remains with the licensor. Licenses are expensed to cost of sales at the higher of (i) the contractual royalty rate based on actual sales or (ii) an effective rate based upon total projected revenue related to such license. Capitalized software development costs are classified as non-current if they relate to titles for which the Company estimates the release date to be more than one year from the balance sheet date. There were no non-current portions of capitalized software development costs and license fees as of October 31, 2014 and 2013.

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

Advertising Expenses.  The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the advertisement. Advertising costs charged to operations were $2,323 and $3,361 for the years ended October 31, 2014 and 2013, respectively.

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

Foreign Currency Translation.  The functional currency of the Company’s foreign subsidiary is its local currency. All assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the year, and revenue and operating expenses are translated at weighted average exchange rates during the year. The resulting translation adjustments are included in accumulated other comprehensive income (loss). In the year ended October 31, 2014, the Company substantially ceased operations related to the physical distribution of packaged software in the United Kingdom and reclassified $616 of accumulated foreign currency losses to general and administrative expenses.

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

Going Concern. In August 2014, the FASB issued an Accounting Standards Update creating a new Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and establishes related disclosure requirements. The update becomes effective for the Company on November 1, 2016. The impact on the Company’s financial statements at the effective date is subject to future conditions or events.

3. FAIR VALUE

The fair value accounting framework provides a hierarchy that prioritizes the inputs to estimates of fair value that gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs. Accordingly, the Company’s fair value estimates maximize the use of observable inputs and minimize the use of unobservable inputs, consistent with the characteristics of the asset or liability.

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	October 31, 2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$6,099	$6,099	$—	$—
Bank deposits	1,097	1,097	—	—
Total financial assets	$7,196	$7,196	$—	$—

	October 31, 2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$7,283	$7,283	$—	$—
Bank deposits	6,102	6,102	—	—
Total financial assets	$13,385	$13,385	$—	$—

The Company had outstanding warrants that required settlement by transferring assets under certain change of control circumstances and were classified as liabilities in the Company’s consolidated balance sheets. The Company measured the fair value of the warrants at each balance sheet date, using the Black-Scholes method, and recorded a gain or loss in earnings each period as change in fair value of warrants. The warrants had a fair value of $0 at expiration in March 2013 and the Company recorded a gain of $17 to adjust the carrying amount of the liability in the year ended October 31, 2013.

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

Under the terms of the Company’s factoring agreement, the Company sells its accounts receivable to the factor. The factor, in its sole discretion, determines whether or not it will accept the credit risk associated with a receivable. If the factor does not accept the credit risk on a receivable, the Company may sell the accounts receivable to the factor while retaining the credit risk. In both cases, the Company surrenders all rights and control over the receivable to the factor. However, in cases where the Company retains the credit risk, the amount can be charged back to the Company in the case of non-payment by the customer. The factor is required to remit payments to the Company for the accounts receivable purchased from it, provided the customer does not have a valid dispute related to the invoice. The amount remitted to the Company by the factor equals the invoiced amount, adjusted for allowances and discounts the Company has provided to the customer, less factor charges of 0.45 to 0.5% of the invoiced amount.

The Company reviews the collectability of accounts receivable for which it holds the credit risk quarterly, based on a review of an aging of open invoices and payment history, to make a determination if any allowance for bad debts is necessary.

In addition, the Company may request that the factor provide it with cash advances based on its accounts receivable and inventory, up to a maximum of $30,000. The factor may either accept or reject the Company’s request for advances at its discretion. Generally, the factor allowed the Company to take advances in an amount equal to 70% of net accounts receivable, plus 60% of the Company’s inventory balance up to a maximum of $2,500. Occasionally, the factor allows the Company to take advances in excess of these amounts for short term working capital needs. These excess amounts are typically repaid within a 30-day period. At October 31, 2014 and 2013, the Company had no excess advances outstanding.

Amounts to be paid to the Company by the factor for any accounts receivable are offset by any amounts previously advanced by the factor. The interest rate is prime plus 1.5%, annually, subject to a 5.5% floor. In certain circumstances, an additional 1.0% annually is charged for advances against inventory.

The Company also maintains purchase order financing through the factor, up to a maximum of $2,500, to provide funding for the manufacture of its products. In connection with these arrangements, the factor has a security interest in substantially all of the Company’s assets. The factor charges 0.5% of invoiced amounts, subject to certain minimum charges per invoice.

Due from factor and customer credits, net, consists of the following:

	October 31,
	2014	2013
Outstanding accounts receivable sold to factor	$3,277	$9,131
Less: customer allowances	(1,110)	(3,319)
Less: provision for price protection	(2,338)	(1,943)
Less: advances from factor	-	(1,735)
	$(171)	$2,134

Outstanding accounts receivable sold to factor as of October 31, 2014 and 2013 includes $164 and $260, respectively, for which the Company retained credit risk. As of October 31, 2014 and 2013, there were no allowances for uncollectible accounts.

5. ACCOUNTS AND OTHER RECEIVABLES

The following table presents the major components of accounts and other receivables:

	October 31,
	2014	2013
Royalties receivable	$-	$702
Trade accounts receivable, net of allowances of $0 and $0	1,597	467
	$1,597	$1,169

6. INVENTORY

Inventory consists of the following:

	October 31
	2014	2013
Finished goods	$1,245	$3,969
Packaging and components	47	890
	$1,292	$4,859

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the major components of prepaid expenses:

	October 31,
	2014	2013
Deferred costs of sales	$-	$1,748
Prepaid advertising	-	994
Other	192	85
	$192	$2,827

In October 2013, the Company sold certain products to customers with a street-date provision restricting customers from reselling the products until a specified release date, which was after October 31, 2013. Accordingly, the Company deferred revenue associated with the sales. Deferred cost of sales represents inventory costs associated with the revenue deferred.

8. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net:

	October 31,
	2014	2013
Computers and software	$1,239	$3,430
Furniture and equipment	402	1,554
Leasehold improvements	150	154
	1,791	5,138
Accumulated depreciation	(1,593)	(4,321)
	$198	$817

During the year ended October 31, 2014, the Company designated certain fully-depreciated assets with no fair value as held for disposal with adjustments to reported costs and accumulated depreciation for in-service assets of $3,477.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses:

	October 31,
	2014	2013
Accounts payable-trade	$1,403	$4,436
Royalty and software development	1,859	3,612
Salaries and other compensation	867	742
Income taxes payable	-	4
Other accruals	298	200
	$4,427	$8,994

During the year ended October 31, 2014, the Company recognized a gain on extinguishment of liabilities of $1,287. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

Salaries and other compensation includes accrued payroll expense, accrued severance liabilities and estimated employer 401K plan liabilities.

Due to distribution partners as of October 31, 2014 represents amounts due to publishers for games distributed by the Company as an agent.

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

11.  STOCKHOLDERS’ EQUITY

Common stock warrants

A summary of the status of the Company’s outstanding warrants and units as of October 31 and changes during the years then ended is presented below:

	2014	2013
Outstanding at beginning of year	7,143	168,072
Expired	-	(160,929)
Outstanding at end of year	7,143	7,143

The outstanding stock purchase warrants at October 31, 2014 and 2013 consist of warrants issued in 2010 in connection with consulting services. The warrants have an exercise price of $7.42 per share and expire in March 2015.

In 2007, the Company completed a private placement of units consisting of shares of common stock and warrants to purchase shares of common stock. The warrants required settlement by transferring assets under certain change of control circumstances and were classified as liabilities in the Company’s consolidated balance sheets in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The Company measured the fair value of the warrants at each balance sheet date, using the Black-Scholes method, and recorded a gain or loss in earnings each period as change in fair value of warrants. The remaining outstanding warrants had a fair value of $0 at expiration in March 2013. The Company recorded a non-cash gain of $17 in the year ended October 31, 2013 due to changes in the fair value of the warrants (see Note 3).

In 2006, the Company issued warrants to purchase shares of common stock in connection with consulting services. The remaining outstanding warrants expired in July 2013.

Sale of common stock

On August 2, 2013, the Company sold shares of common stock to an investor and shareholder in Orid Media (See Note 17), with respect to a registered direct offer and sale by the Company of 476,190 shares of the Company’s common stock at an offering price of $4.20 per share, resulting in proceeds to the Company of $2,000.

12. STOCK-BASED COMPENSATION ARRANGEMENTS

On February 13, 2004, the stockholders approved a stock option plan that provides for the granting of stock-based awards. The plan covers employees, directors and consultants and provides for, among other things, the issuance of restricted stock, non-qualified options and incentive stock options under terms determined by the Company. In April 2014, the Company’s stockholders and Board of Directors approved an amendment to the Plan to increase the number of common shares available for issuance under the Plan by 428,571 shares. As of October 31, 2014, the Company had approximately 526,000 shares available for future issuances under the plan.

Non-cash compensation expenses related to stock options and restricted stock grants are recorded in general and administrative expenses in the accompanying consolidated statements of operations and totaled $1,117 and $1,416 for the years ended October 31, 2014 and 2013, respectively.

A summary of the status of the Company’s outstanding stock options as of October 31, 2014 and changes during the year then ended is presented below:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	480,526	$14.69
Granted	58,639	$1.66
Forfeited	(58,303)	$4.29
Expired	(51,662)	$79.35
Outstanding at end of year	429,200	$6.54
Options exercisable at year-end	284,228	$8.18
Weighted-average fair value of options granted during the year		$1.26

The fair value of options granted during the year ended October 31, 2014 was $74. The intrinsic value of options outstanding at October 31, 2014 was $0. The weighted average contractual term of exercisable and outstanding options October 31, 2014 was 4.1 years and 4.8 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended October 31:

	2014	2013
Risk free annual interest rate	1.4%	0.9%
Expected volatility	76%	81%
Expected life	4.25 years	4.18 years
Assumed dividends	None	None

The value of stock option grants is amortized over the vesting period of, generally, one to three years. As of October 31, 2014, there was approximately $236 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1 year.

A summary of the status of the Company’s restricted stock grants as of October 31, 2014 and changes during the year then ended is presented below:

2014
Balance at beginning of year	228,737
Granted	62,065
Vested	(127,034)
Cancelled	(37,529)
Outstanding at end of year	126,239

The fair value of restricted shares granted during the years ended October 31, 2014 and 2013 was $178 and $888, respectively. The fair value of restricted shares vested during the years ended October 31, 2014 and 2013 was $255 and $605, respectively.

The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period of, generally, six months to three years. As of October 31, 2014, there was approximately $456 of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.4 years.

13.  INCOME TAXES

The provision (benefit) for income taxes for the years ended October 31, 2014 and 2013 consisted of:

	2014	2013
Current:
Federal	$-	$8
State	10	6
Deferred:
Federal	(4,126)	(3,823)
State	(259)	99
Impact of change in effective tax rates on deferred taxes	-	-
Less: valuation allowance	4,385	3,724
	$10	$14

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2014 and 2013 related to the following:

	2014		2013
	Amount	Percent of Pretax income	Amount	Percent of Pretax income
Tax (benefit) at federal statutory rate	$(5,503)	34%	$(4,294)	34%
State income taxes, net of federal income taxes	(249)	1%	105	(1)%
Effect of warrant liability	-	-%	(6)	-%
Effect of other permanent items	1,361	(8)%	322	(2)%
Change in valuation allowance	4,385	(27)%	3,724	(29)%
Reduction of deferred benefits	16	-%	163	(2)%
	$10	-%	$14	-%

The components of deferred income tax assets (liabilities) were as follows:

	October 31,
	2014	2013
Depreciation and amortization	$215	$(9)
Impairment of inventory	277	482
Compensation expense not deductible until options are exercised	759	392
All other temporary differences	1,935	903
Net operating loss carry forward	30,190	27,223
Less valuation allowance	(33,376)	(28,991)
Deferred tax asset	$-	$-

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance, as management cannot conclude that it is more likely than not that such assets will be realized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards available for income tax purposes at October 31, 2014 amounted to approximately $88,000 and expires between 2025 and 2034 for federal income taxes, and approximately $29,000 for state income taxes, which primarily expires between 2014 and 2021 and approximately $5,000 for United Kingdom income taxes.

The Company files income tax returns in the U.S., various states and the United Kingdom. As of October 31, 2014 and 2013, the Company had no unrecognized tax benefits, which would impact its tax rate if recognized. As of October 31, 2014, the Company had no accrual for the potential payment of penalties. As of October 31, 2014, the Company was not subject to any U.S. federal, state or foreign income tax examinations. The Company’s U.S. federal tax returns have been examined for tax years through 2011, and income taxes for Majesco Europe Limited have been examined for tax years through 2006 in the United Kingdom with the results of such examinations being reflected in the Company’s results of operations as of October 31, 2014. Subsequent years’ returns in the U.S. and United Kingdom remain subject to examination The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months.

14. INCOME (LOSS) PER SHARE

Options, warrants and restricted stock grants representing a total of 676,506 and 716,406 potential shares of common stock at October 31, 2014 and 2013, respectively, were not included in the calculation of diluted earnings per common share for the years ended, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, on October 31:

	2014	2013
Shares issuable under common stock warrants	7,143	7,143
Shares issuable under stock options	429,200	480,526
Non-vested portion of restricted stock grants	126,239	228,737

15.  COMMITMENTS AND CONTINGENCIES

Contingencies

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC against Microsoft Corporation and the Company. The complaint alleges that Kinect and certain of the Company’s Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. Intelligent Verification Systems is seeking injunctive relief and monetary damages of approximately $2,700 for the alleged infringement. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third party indemnity rights from developers for costs incurred in the litigation. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

Commitments

At October 31, 2014, the Company was committed under agreements with certain software developers for future milestone payments aggregating $765. Milestone payments represent scheduled installments due to the Company’s developers based upon the developers providing the Company certain deliverables, as predetermined in the Company’s contracts. In addition, the Company may have to pay royalties for products sold. Certain of these payments will be used to reduce future royalties due to the developers from sales of the Company’s video games.

The Company is obligated under non-cancelable operating leases for administrative offices expiring at various dates through fiscal 2015. The future aggregate minimum rental commitments exclusive of required payments for operating expenses are expected to amount to $73 in the fiscal year ending October 31, 2015. Total rent expense amounted to $345 and $505 for the years ended October 31, 2014 and 2013, respectively.

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

The Company has no remaining obligations related to these activities.

In October 2014, the Company recorded severance charges of $323 in connection with other employee layoffs, which are included in current liabilities as of October 31, 2014 and are due to be paid in fiscal 2015.

The Company recorded the following charges in the years ended October 31, 2014 and 2013:

	2014	2013
Severance costs	$323	$766
Lease termination costs	-	10
Total workforce reduction costs	$323	$776

17. INVESTMENT IN GMS ENTERTAINMENT LIMITED

In August 2013, the Company formed GMS Entertainment Limited (“GMS”), a company limited by shares and incorporated in the Isle of Man, with a shareholder of Orid Media to pursue online casino gaming. The Company sold its investment in GMS to its joint venture partner in November 2014.

In connection with the formation of GMS and upon completion of the asset purchase agreement described below in October 2013, the Company invested $3,500 in cash. An additional $1,000 payment, contingent on certain financial performance of GMS during fiscal 2014 was not earned. In exchange for its investment, the Company received shares of preferred stock in GMS, which share equally with shares of GMS common stock in dividends and have an aggregate liquidation preference of $3,500. The shares of preferred stock were convertible into an equal number of shares of GMS common stock, representing 50% of the total outstanding shares of GMS common stock. The Company had 50% of the voting control of GMS and the right to appoint one-half of the directors of GMS. All business activities and transactions that significantly impacted GMS required approval by both equity owners. The Company accounted for GMS on the equity method as a corporate joint venture.

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

During the year ended October 31, 2014, in order to provide GMS additional working capital, the Company made cash advances to GMS totaling $530, which were not required by the joint venture arrangements or asset purchase agreements described above.

Under the equity method of accounting, the Company recognized its share of GMS’s losses together with any loss in value of its investment that is other than a temporary decline. GMS’s fiscal year end is September 30 and, accordingly, the Company’s policy was to record its share of GMS’s results on the basis of a one-month delay.

The operations of GMS from the date of the asset purchase to October 31, 2013 were not material.

In the fiscal year ended October 31, 2014, the Company’s share of GMS’s net loss was $1,018, which was included in loss from equity method investment in the statement of operations. In addition, the Company recognized foreign currency translation gains of $61 which was initially included in foreign currency translation adjustments in other comprehensive loss and reclassified to net loss in the fourth quarter in connection with impairment losses recorded. The functional currency of GMS was the pound sterling.

In 2014, the Company determined that a loss in the value of GMS had occurred that was other than a temporary decline and recognized losses of $2,823.

In November 2014, the Company sold its investment in GMS, including its preferred stock investment and receivables from working capital advances to its joint venture partner, and received $250 in cash. Under the agreement for the sale of its investment, the Company may receive additional consideration in the future, contingent primarily upon GMS’s future financing activities. The contingencies do not represent derivatives under ASC 815, Derivatives and Hedging and, accordingly, any additional consideration is recognizable in future periods upon receipt.

18.  EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering all eligible employees. The Company charged to operations $48 and $68 for contributions to the retirement plan for the years ended October 31, 2014 and 2013, respectively. Certain stockholders and key employees of the Company serve as trustees of the plan. The Company believes that the operation of its 401k plan may not be in compliance with certain plan provisions. The Company is currently assessing what corrective actions may be needed to be taken to bring the plan back into compliance. The Company has recorded a liability for the estimated cost of correcting any plan deficiencies, including additional plan contributions, if required.

19.  RELATED PARTY TRANSACTIONS

The Company had an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provides services as a consultant, which terminated in October 2014. The agreement provided for a monthly retainer of $13. For the years ended October 31, 2014 and 2013, consulting fees incurred under the agreement amounted to $131 and $150, respectively. The Company also purchased a portion of its Zumba belt accessories from a supplier. The Company estimates that Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from such supplier of approximately $16 and $254 in the fiscal years ended October 31, 2014 and 2013, respectively, based on the value of the Company’s purchases.

The Company had an agreement with a Board member under which he provided specified strategic consulting services, which terminated in October 2014. The agreement provided for a monthly retainer of $10. For the years ended October 31, 2014 and 2013, consulting fees incurred under the agreement amounted to $105 and $120, respectively.

20. SUBSEQUENT EVENTS

Sale of GMS Entertainment

On November 6, 2014, Majesco Entertainment Company (the “Company”) entered into a binding term sheet for the sale of 500 preferred shares of GMS Entertainment Limited (“GMS Entertainment”), owned by the Company and representing its entire equity interest in GMS, a company incorporated in the Isle of Man, to Gili Lisani, an individual. In addition, the Company agreed to accept a reduced payment in satisfaction of approximately $530 in notes payable due from GMS. Pursuant to the binding term sheet, Mr. Lisani agreed to pay the Company $250 in cash, and to make an additional contingent payment of $270. If GMS, or Pariplay Limited, a subsidiary of GMS Entertainment (“Pariplay”), earns $2,000 in net revenues during the 24 months from the date of the binding term sheet. If all the equity of GMS Entertainment or Pariplay is valued at an amount equal to or greater than $20.0 million in a transaction within 36 months from the date of the binding term sheet, GMS Entertainment or Pariplay will pay an additional $1.0 million to the Company following such transaction.

On November 12, 2014, the Company entered into a share note and purchase agreement with Mr. Lisani, pursuant to which the Company sold its ownership interest in GMS Entertainment to Mr. Lisani in accordance with the terms of the binding term sheet.

Private Placement

On December 17, 2014, pursuant to subscription agreements entered into with certain accredited investors (the “Subscription Agreements”) the Company completed a private placement of $6,000 of units (the “Units”) at a purchase price of $0.68 per Unit, with each Unit consisting of one share of the Company’s 0% Series A Convertible Preferred Stock (the “Preferred Shares”) and a five year warrant (the “Warrants”) to purchase one share of the Company’s common stock at an initial exercise price of $0.68 per share.

The Preferred Shares are convertible into shares of Common Stock based on a conversion calculation equal to the stated value of the of such Preferred Share, plus all accrued and unpaid dividends, if any, on such Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $0.68 and the initial conversion price is $0.68 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of Common Stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock (the “Certificate of Designations”), the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the Subscription Agreements). The Preferred Shares bear no interest.

The Warrants are exercisable, at any time, following the date the Warrants are issued, at a price of $0.68 per share, subject to adjustment, and expire five years from the date of issuance. The holders may, subject to certain limitations, exercise the Warrants for shares of common stock on a cashless basis. The Warrants are subject to certain adjustments upon certain actions by the Company as outlined in the Warrants, including, for twenty-four months following the initial issuance date, the issuance or sale, or deemed issuance or sale, by the Company of shares of its Common Stock at a per share price that is less than the conversion price then in effect, as a result of which the conversion price shall be reduced to such lower price, subject to certain exceptions.

The proceeds of the offering were deposited into an escrow account (the “Escrow Amount”) with Signature Bank as the escrow agent (the “Escrow Agent”) pursuant to an escrow agreement (the “Escrow Agreement”) dated December 17, 2014, by and between the Company, the lead investor in the unit financing and the Escrow Agent and certificates representing the Preferred Shares and Warrants underlying the Units were deposited with us, to be held in escrow, as the securities escrow agent (the “Securities Escrow Agent”). Upon the closing of the Private Placement on December 17, 2014 (such date, the “Closing Date”), $1,000 of the Escrow Amount was released by the Escrow Agent to the Company in exchange for the release of $1,000 of Units by the Securities Escrow Agent. Following the Closing Date, in one or multiple tranches, the remaining $5,000 will be released (the “Subsequent Release”) by the Escrow Agent to the Investors in exchange for the release of $5,000 of Units by the Securities Escrow Agent, provided that the approval of NASDAQ and the Company’s stockholders has been obtained and, either, (i) the lead investor has approved the release, (ii) the approval of the requisite number of Investors has been obtained, (iii) the Company has executed definitive binding documents for certain transactions, as described in the Subscription Agreements, and such transaction(s) are to close contemporaneously with the release, following approval by the Company’s stockholders or (iv) the following conditions are present: (a) nine months has elapsed from the Closing Date and release is approved by each of the directors appointed at closing (being the non-continuing directors); (b) no subsequent release of the Escrow Amount has been consummated; and (c) no more than $1,000 is released (the “Release Conditions”). In the event that on and as of the twelve month anniversary of the Closing Date none of the Release Conditions have been satisfied, the Escrow Agent shall return $5,000 to the Investors, without interest or deduction, and the Securities Escrow Agent shall return the Units to the Company for cancellation.

On December 17, 2014, Jesse Sutton and Allan Grafman resigned as members of the Board of Directors of the Company. The Board of Directors of the Company appointed Trent D. Davis and Mohit Bhansali to fill the vacancies.

Equity Compensation

In December 2014, the Company approved restricted stock grants totaling 403,532 shares to certain directors, employees and consultants. Vesting of the grants is contingent on certain future events. In addition, the Company approved the issuance of stock options totaling 366,468 to certain directors and employees, subject to the approval by the Company’s shareholders of an equity compensation plan. The options have an exercise price of $0.68 per share and a term of five years.

