Form 10-Q
period 2015-01-31
MAJESCO ENTERTAINMENT CO
filed 2015-03-17
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

Commission File No. 000-51128

Majesco Entertainment Company

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

404I-T Hadley Road

S. Plainfield, New Jersey 07080

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

As of March 13, 2015, there were 7,092,750 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 31, 2015	October 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,479	$7,196
Accounts and other receivables	826	1,597
Inventory	271	1,292
Capitalized software development costs and license fees	270	674
Advances to GMS Entertainment Limited	-	250
Prepaid expenses and other current assets	304	249
Total current assets	12,150	11,258
Property and equipment, net	66	198
Total assets	$12,216	$11,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,002	$4,427
Due to distribution partners	918	1,286
Customer credits	1,744	171
Advances from customers and deferred revenue	237	21
Total current liabilities	5,901	5,905
Warrant liability	1,382	-
Total liabilities	7,283	5,905
Private placement units held in escrow – representing 7,352,940 shares of 0% Series A Convertible Preferred Stock with an aggregate liquidation preference of $5,000 and 7,352,940 warrants, net of $5,000 of proceeds held in escrow	-	-
Commitments and contingencies
Stockholders’ equity:
0% Series A Convertible Preferred stock – 8,830,000 shares authorized, 1,470,588 shares outstanding with an aggregate liquidation preference of $1,000	318	-
Common stock — $.001 par value; 250,000,000 shares authorized; 7,092,750 and 6,620,660 shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively	7	7
Additional paid-in capital	125,491	125,271
Accumulated deficit	(120,883)	(119,727)
Net stockholders’ equity	4,933	5,551
Total liabilities and stockholders’ equity	$12,216	$11,456

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended January 31
	2015	2014
Net revenues	$3,471	$21,934
Cost of sales
Product costs	1,407	7,542
Software development costs and license fees	707	11,003
Total cost of sales	2,114	18,545
Gross profit	1,357	3,389
Operating costs and expenses
Product research and development	26	1,246
Selling and marketing	440	4,056
General and administrative	1,744	2,107
Workforce reduction	74	-
Depreciation and amortization	40	81
Total operating costs and expenses	2,324	7,490
Operating loss	(967)	(4,101)
Other expenses (income)
Interest and financing costs	60	162
Loss from equity method investment	-	247
Gain on extinguishment of liabilities	(526)	-
Gains on asset sales, net	(125)	-
Change in fair value of warrant liability	779	-
Loss before income taxes	(1,155)	(4,510)
Income taxes	1	2
Net loss	(1,156)	(4,512)
Beneficial conversion feature accreted as a dividend	397	-
Net loss attributable to common shareholders	$(1,553)	$(4,512)

Net loss attributable to common shareholders per share:
Basic and diluted	$(0.24)	$(0.71)
Weighted average shares outstanding:
Basic and diluted	6,519,600	6,385,087

See accompanying notes to condensed consolidated financial statements

4

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended January 31
	2015	2014
Net loss	$(1,156)	$(4,512)
Other comprehensive (loss) income
Foreign currency translation adjustments	-	60
Other comprehensive (loss) income	-	60
Comprehensive loss	$(1,156)	$(4,452)

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,156)	$(4,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in warrant liability	779	-
Depreciation and amortization	40	81
Loss from equity method investment	-	247
Non-cash compensation expense	220	373
Provision for price protection	50	2,722
Amortization of capitalized software development costs and license fees	404	7,226
Gains on asset sales, net	(125)	-
Provision for excess inventory	65	28
Gain on extinguishment of liabilities	(526)	-
Changes in operating assets and liabilities:
Customer credits	1,573	(2,185)
Accounts and other receivables	988	(316)
Inventory	956	1,828
Capitalized software development costs and license fees	-	(1,522)
Advance payments for inventory	17	904
Prepaid expenses and other assets	48	2,579
Accounts payable and accrued expenses	(1,267)	378
Advances from customers and deferred revenue	216	(6,808)
Net cash provided by operating activities	2,282	1,023
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(289)
Net proceeds from sale of assets	200	-
Net cash provided by (used in) investing activities	200	(289)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of inventory financing	-	(1,767)
Net proceeds from sale of units	801	-
Net cash provided by (used in) financing activities	801	(1,767)
Effect of exchange rates on cash and cash equivalents	-	(3)
Net increase (decrease) in cash and cash equivalents	3,283	(1,036)
Cash and cash equivalents — beginning of period	7,196	13,385
Cash and cash equivalents — end of period	$10,479	$12,349
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest and financing costs	$60	$137
Cash paid during the period for income taxes	$-	$-

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

The Company is a provider of video game products primarily for the mass-market consumer. It sells its products primarily to large retail chains, specialty retail stores, and distributors. It publishes video games for major current generation interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. It also publishes games for digital platforms, including mobile platforms like the iPhone, iPad and Android devices, as well as online sites such as Microsoft’s XBLA, Sony’s PSN and Steam for PCs.

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

Geographic regions. Net revenues by geographic region were as follows for the three months ended January 31:

	2015	%	2014	%
United States	$3,409	98	$18,937	86
Europe	62	2	2,997	14
Total net revenues	$3,471	100	$21,934	100

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended October 31, 2014 filed with the Securities and Exchange Commission on Form 10-K on January 29, 2015.

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

Going Concern Basis. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of January 31, 2015, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. Accordingly, the Company is evaluating various alternatives, including reducing operating expenses and personnel costs, securing additional financing for future business activities and other strategic alternatives including a sale or merger of the Company. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could have a material effect on future operating prospects.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation. Prior to the November 2014 sale of its equity investment, the Company had 50% of the voting control of GMS Entertainment Limited (“GMS”) and the right to appoint one-half of the directors of GMS. Accordingly, the Company accounted for GMS on the equity method as a corporate joint venture.

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

Loss Per Share. Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes the potential impact of common stock options, unvested shares of restricted stock and outstanding common stock purchase warrants because their effect would be anti-dilutive.

Commitments and Contingencies.  We are subject to claims and litigation in the ordinary course of our business. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable.

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the three months ended January 31, 2015, sales of the Company’s Zumba Fitness games accounted for approximately 22% of net revenues and for the three months ended January 31, 2014, sales of the Company’s Zumba Fitness games accounted for approximately 72% of net revenues.

Recent Accounting Pronouncements.

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

	January 31, 2015	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$9,102	$9,102	$—	$—
Bank deposits	1,377	1,377	—	—
Total financial assets	$10,479	$10,479	$—	$—
Warrant liability	$1,382	$-	$—	$1,382

	October 31, 2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$6,099	$6,099	$—	$—
Bank deposits	1,097	1,097	—	—
Total financial assets	$7,196	$7,196	$—	$—

The Company has outstanding warrants that contain re-pricing provisions for future “down-round” issuances and other events not indexed to the Company’s own stock (see note 11) and are classified as liabilities in the Company’s consolidated balance sheets. The Company recognizes these warrants as liabilities at their fair value and re-measures them at fair value on each reporting date. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition.

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities.  The estimated fair values were determined using a binomial option pricing model based on various assumptions.  The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities.  Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current common stock price, the remaining life of the warrants, the volatility of the Company’s common stock price, and the risk-free interest rate.  In addition, as of the valuation dates, management assessed the probabilities of future financing assumptions and other re-pricing events in the binominal valuation models.  Future changes in these factors will have a significant impact on the computed fair value of the warrant liability.  Accordingly, the Company expects future changes in the fair value of the warrants to continue to vary from quarter to quarter.

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three months ended January 31, 2015 is presented below:

Beginning balance	$-
Issuance of warrants	603
Change in fair value of warrant liability	779
Ending balance	$1,382

Assumptions used to determine the fair value of the warrants in the three months ended January 31, 2015 were:

Estimated fair value of stock	$0.59-$1.20
Expected warrant term	4.8-5.0 years
Risk-free rate	1.2% -1.7%
Expected volatility	80%
Dividend yield	0%
Probability of certain litigation costs at each of three pricing thresholds	33%
Probability of future down-round financing	50%

The carrying value of accounts receivable, accounts payable and accrued expenses, customer credits, due to distribution partners and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE FROM FACTOR AND CUSTOMER CREDITS, NET

Due from factor and customer credits, net, consists of the following:

	January 31, 2015	October 31, 2014
Outstanding accounts receivable sold to factor	$1,175	$3,277
Less: customer allowances	(1,668)	(1,110)
Less: provision for price protection	(1,251)	(2,338)
(Customer credits)/Due from Factor	$(1,744)	$(171)

Outstanding accounts receivable sold to the factor as of January 31, 2015 and October 31, 2014 for which the Company retained credit risk amounted to $12 and $164, respectively. As of January 31, 2015 and October 31, 2014, there were no allowances for uncollectible accounts. Allowances include provisions for customer payments and incentives deductible in future periods. As of January 31, 2015, customer allowances and provisions for price protection exceeded outstanding accounts receivable sold to the Company’s factor. The excess is classified as a liability in the accompanying balance sheet.

5. ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	January 31, 2015	October 31, 2014
Royalties receivable	$10	$-
Trade accounts receivable, net of allowances of $0	816	1,597
Total accounts and other receivables, net	$826	$1,597

6. INVENTORIES

Inventories consist of the following:

	January 31, 2015	October 31, 2014
Finished goods	$268	$1,245
Packaging and components	3	47
Total inventories	$271	$1,292

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	January 31, 2015	October 31, 2014
Advance payments for inventory	$40	$57
Prepaid rent	39	72
Prepaid insurance	181	98
Other	44	22
Total prepaid expenses and other current assets	$304	$249

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	January 31, 2015	October 31, 2014
Computers and software	$61	$1,239
Furniture and equipment	78	402
Leasehold improvements	-	150
Total property and equipment, gross	139	1,791
Accumulated depreciation	(73)	(1,593)
Total property and equipment, net	$66	$198

9. INVESTMENT IN GMS ENTERTAINMENT LIMITED

In the fiscal year ended October 31, 2013, the Company formed GMS, an Isle of Man company, with a third party to pursue online casino gaming. The Company accounts for GMS on the equity method as a corporate joint venture.

In the three months ended January 31, 2014, the Company’s share of GMS’s net loss was $247, which is included in loss from equity method investment in the statement of operations. In the fiscal year ended October 31, 2014 the Company recorded operating losses and impairments reducing the carrying amount of its investment in GMS to $0 and its advances receivable from GMS to $250 as of October 31, 2014. In November 2014, the Company sold its investment in GMS, including its preferred stock investment and receivables from working capital advances to its joint venture partner, and received $250 in cash.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES; DUE TO DISTRIBUTION PARTNERS

Accounts payable and accrued expenses consist of the following:

	January 31, 2015	October 31, 2014
Accounts payable-trade	$607	$1,403
Royalties, fees and development	1,498	1,859
Salaries and other compensation	681	867
Other accruals	216	298
Total accounts payable and accrued expenses	$3,002	$4,427

During the three months ended January 31, 2015, the Company recognized a gain on extinguishment of liabilities of $526. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations as of January 31, 2015.

Salaries and other compensation include accrued payroll expense, accrued incentive compensation and employer 401K plan contributions.

Due to distribution partners amounts due to publishers for games distributed by the Company as an agent.

11.  STOCKHOLDERS’ EQUITY

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

The Preferred Shares are convertible into shares of Common Stock based on a conversion calculation equal to the stated value of the of such Preferred Share, plus all accrued and unpaid dividends, if any, on such Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $0.68 and the initial conversion price is $0.68 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of Common Stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock (the “Certificate of Designations”), the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the Subscription Agreements) as long as any of the Series A Convertible Preferred Stock is outstanding. The Preferred Shares bear no interest.

The holders of Preferred Shares shall vote together with the holders of Common Stock on all matters on an as if converted basis, subject to certain limitations described in the Certificate of designations preferences and rights of the series A Convertible Preferred Stock, and shall not vote as a separate class. At no time may all or a portion of the Series A Preferred Stock be converted if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by the Holder at such time, the number of shares of Common Stock which would result in the Holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the Common Stock outstanding at such time; provided, however, that upon the holder may waive the 4.99% limitation at which time he may not own more than 9.99% beneficial ownership. If the Company has not obtained the approval of its shareholders in accordance with NASDAQ Listing Rule 5635(d), then the Company may not issue upon conversion of the Preferred Shares a number of shares of Common Stock, which, when aggregated with any shares of Common Stock (i) issued pursuant to the Subscription Agreement, (ii) underlying the Preferred Shares issued pursuant to the Subscription Agreement; (iii) issuable upon prior exercise of any Warrants issued pursuant to the Subscription Agreement and (iv) issuable pursuant to any warrants issued to any registered broker-dealer as a fee in connection with the issuance of Securities pursuant to the Subscription Agreement, would exceed 19.99% of the shares of Common Stock issued and outstanding as of the Subscription Date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock that occur after the date of the Subscription Agreement. The Company’s shareholders will vote at the annual shareholders meeting scheduled for March 30, 2015 regarding the allowable conversion in excess of 19.99% of the outstanding common stock of the Company.

The Warrants are exercisable, at any time, following the date the Warrants are issued, at a price of $0.68 per share, subject to adjustment, and expire five years from the date of issuance. The holders may exercise the Warrants for shares of common stock on a cashless basis if there is no effective registration statement, or no current prospectus is available for resale of the warrant shares. The Warrants are subject to certain adjustments upon certain actions by the Company as outlined in the Warrants, including, for twenty-four months following the initial issuance date, the issuance or sale, or deemed issuance or sale, by the Company of shares of its Common Stock at a per share price that is less than the exercise price then in effect, as a result of which the exercise price shall be reduced to such lower price, subject to certain exceptions. The exercise price is also adjustable down to $0.34 per share if costs related to outstanding litigation exceed certain thresholds outlined in the agreement.

The proceeds of the offering and certificates representing the Preferred Shares and Warrants underlying the Units issued in the offering were deposited into an escrow account (the “Escrow Amount”) with Signature Bank as the escrow agent (the “Escrow Agent”) pursuant to an escrow agreement (the “Escrow Agreement”) dated December 17, 2014, by and between the Company, the lead investor in the unit financing. Upon the closing of the Private Placement on December 17, 2014 (such date, the “Closing Date”), $1,000 of the Escrow Amount was released by the Escrow Agent to the Company in exchange for the release of $1,000 of Units by the Securities Escrow Agent. Following the Closing Date, provided that the approval of NASDAQ and the Company’s stockholders has been obtained, in one or multiple tranches, the remaining $5,000 may be released (a “Subsequent Release”) by the Escrow Agent to the Investors in exchange for the release of $5,000 of Units by the Securities Escrow Agent, if either, (i) the lead investor has approved the release, (ii) the approval of the requisite number of Investors has been obtained, (iii) the Company has executed definitive binding documents for certain transactions, as described in the Subscription Agreements, and such transaction(s) are to close contemporaneously with the release, following approval by the Company’s stockholders or (iv) the following conditions are present: (a) nine months has elapsed from the Closing Date and release is approved by each of the directors appointed at closing (being the non-continuing directors); (b) no subsequent release of the Escrow Amount has been consummated; and (c) no more than $1,000 is released (the “Release Conditions”). The holders of the preferred shares issued and held in escrow can vote the shares subject to the limitations described below. The price of the securities issued in the offering were below the book value per share of the Company’s stock prior to the offering. Therefore, the Company is seeking shareholder approval for the conversion of the full amount of preferred stock and exercise of warrant shares issued in the offering to comply with NASDAQ listing rule 5635(d) rules that require shareholder approval of stock issuances representing more than 19.99% of the Company’s outstanding shares at a price below the fair market value per share or book value per share. In the event that on and as of the twelve month anniversary of the Closing Date none of the Release Conditions have been satisfied, the Escrow Agent shall return $5,000 to the Investors, without interest or deduction, and the Securities Escrow Agent shall return the Units to the Company for cancellation.

The Company received net proceeds of $801 for the units released by the Escrow Agent, net of offering costs, and has accounted for each of the preferred shares released by the Escrow Agent, the warrants released by the Escrow Agent and the Units remaining in escrow as freestanding instruments.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity to determine the appropriate classification of the instruments. The exercise price of the released warrants can be adjusted downward if the Company issues securities at a price below the initial exercise price and in certain other circumstances outside the control of the Company and therefore contain contingent settlement terms not indexed solely to the Company’s own shares. Accordingly, $603 of net proceeds were recorded as a derivative liability representing the fair value of the warrants at issuance as described in Note 3 and $120 of offering costs allocated to the warrants and were expensed. The Company will re-measure the fair value of the warrants at each reporting date and record related gains or losses in its statement of operations. In the three months ended January 31, 2015, the Company recorded a change in fair value of $779 related to the increase in the fair value of the warrants during the period.

The remaining net proceeds of $318 were allocated to the preferred shares. The Preferred Shares do not represent an unconditional obligation to be settled in a variable number of shares as they are convertible only at the option of the holder, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the convertible preferred shares are considered equity hosts and recorded in stockholder’s equity. As of January 31, 2015, the preferred shares are convertible into 1,470,588 shares of common stock based on the current conversion rate, limited to 1,413,595 shares, based on the limitations on conversion currently imposed by NASDAQ rules prior to the receipt of stockholder approval to allow for the full conversion of the preferred shares and warrants.

As a result of the allocations, described above, the preferred shares are deemed to have a beneficial conversion feature at issuance amounting to $397, which was recorded in stockholders equity and immediately charged as a dividend in determining net loss attributable to common shareholders.

Approval of the Company shareholders and obtaining NASDAQ approval to allow for the full conversion of the Units pursuant to NASDAQ rules, are events that are beyond the Company’s control, therefore the remaining Units and cash held in escrow are recorded as offsetting amounts in temporary equity at the original purchase price and maximum refundable amount if approval of the Company’s shareholders and NASDAQ is not obtained of $5,000, net of cash proceeds of $5,000 held in escrow. Not taking into account the limitations on conversion currently imposed by the NASDAQ rules, the preferred shares under the escrowed units would be convertible into 7,352,939 shares of common stock based on the current conversion rate and the warrants under the escrowed units are exercisable for 7,352,939 shares of common stock based on the current exercise price. As of January 31, 2015, the aggregate intrinsic value of the convertible preferred shares and warrants held in escrow, based on the price of the Company’s common shares on that date, was approximately $7,647.

In connection with the private placement, the Company also entered into a Registration Rights Agreement, with the investors pursuant to which the Company agreed to use its best efforts to file by March 31, 2015 a registration statement covering the resale of the shares of common stock issuable upon exercise or conversion of the securities and to maintain its effectiveness until all such securities have been sold or may be sold without restriction. In the event a registration statement covering such shares of common stock is not effective, the Company is required to pay to the investors on a monthly basis an amount equal to 1% of the investors’ investment.

12. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense in the three months ended January 31, 2015 and 2014 amounted to $220 and $373, respectively. Stock-based compensation expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the Company’s stock option activity in the three months ended January 31, 2015 is presented below:

Outstanding at beginning of period	429,200
Forfeited	(49,444)
Expired	(4,081)
Outstanding at end of period	375,675

In addition, in the three months ended January 31, 2015, the Company approved the issuance of stock options totaling 366,468 to certain directors and employees, subject to the approval by the Company’s shareholders of an equity compensation plan. The shareholder approval is not considered perfunctory and therefore, the options are not considered granted as of January 31, 2015 and, accordingly, the Company has recognized no related compensation cost. The options have an exercise price of $0.68 per share and a term of five years.

A summary of the Company’s restricted stock activity in the three months ended January 31, 2015 is presented below:

Outstanding at beginning of period	126,239
Granted	481,730
Vested	(52,892)
Canceled	(9,716)
Outstanding at end of period	545,361

Restricted shares granted during the period include 300,000 shares issued to a consultant and 88,002 shares issued to employees and directors that vest only upon the completion certain performance conditions. The shares issued to employees are accounted for in accordance with ASC 718 Compensation-Stock Compensation and measured on the date of grant and recorded as an expense over the expected period of performance. The shares issued to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees and will be measured and recorded as an operating expense in the period in which the performance condition occurs. The company considers vesting of the shares to be probable within a two year period. The cost of the 300,000 consultant shares is recognizable in future periods upon the completion of a transaction at their then-current fair value.

13. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the three months ended January 31, 2015 and 2014 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance. Full conversion of the Preferred Stock issued in the Unit Offering will likely result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382.

14. LOSS PER SHARE

The Company incurred a net loss for the three months ended January 31, 2015, therefore potentially dilutive securities were not included in basic and diluted shares outstanding due to their antidilutive effect.

Options, warrants, restricted shares and shares issuable upon conversion of preferred shares to acquire 2,215,968 and 717,105 shares of common stock were not included in the weighted average shares outstanding calculation of diluted loss per common share for the three months ended January 31, 2015 and 2014, respectively, as the effect of their inclusion would be anti-dilutive.

The table below provides shares issuable under potentially dilutive securities that were not included in EPS due to their dilutive effect: total potentially dilutive shares outstanding, including those that are anti-dilutive, at January 31, 2015:

Shares issuable upon conversion of preferred stock	1,470,588
Shares issuable upon conversion of preferred stock held in escrow	7,352,939
Shares issuable under common stock warrants	1,477,731
Shares issuable under common stock warrants held in escrow	7,352,939
Non-vested portion of restricted stock grants	545,361
Shares issuable under stock options	375,675
Shares issuable under stock options subject to option plan approval	366,468

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

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against the Company, along with Microsoft, Nintendo and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff claims he has been damaged by the Company in the amount of $1,296. The Company intends to defend itself against the claim. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

Commitments

The Company routinely issues purchase orders and enters into short-term commitments in the ordinary course of business. As of January 31, 2015, commitments under development agreements amounted to $714.

16. WORKFORCE REDUCTION

Beginning in October 2014 and continuing during the three months ended January 31, 2015 the Company made reductions in its workforce affecting development, sales and marketing and other operating personnel. The Company recorded additional severance costs of $74 in the three months ended January 31, 2015:

Changes in the Company’s accrued liabilities for workforce reduction costs in the three months ended January 31, 2015 were as follows:

Three months ended January 31,
Beginning balance	$323
Workforce reduction costs accrued	74
Workforce reduction costs paid	(343)
Ending balance included in accounts payable and accrued expenses	$54

17. RELATED PARTIES

In the three months ended January 31, 2014, the Company had an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provided services as a consultant for a monthly retainer of $13. The agreement was terminated in October 2014. For the three months ended January 31, 2014, consulting fees incurred under the agreement amounted to $38. The Company purchases a portion of its Zumba belt accessories from a supplier, on terms equal to those of another supplier. The Company estimates that Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from such supplier of approximately $16 in the three months ended January 31, 2014, based on the value of the Company’s purchases.

In the three months ended January 31, 2014, the Company had an agreement with a Board member under which he provided specified strategic consulting services for a monthly retainer of $10. The agreement was terminated in October 2014. For the three months ended January 31, 2014, consulting fees incurred under the agreement amounted to $30.

In January 2015, the Company entered into an agreement with Equity Stock Transfer for transfer agent services. A Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer. Fees under the agreement were $2 in the three months ended January 31, 2015.

18. SUBSEQUENT EVENTS

In March 2015, the Company entered into separation agreements with certain of its officers and employees. The agreements provide for aggregate cash severance payments of $625 to be made during the remainder of fiscal 2015. In addition, the vesting of certain stock options and restricted stock grants was accelerated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the fiscal year ended October 31, 2014 and other filings with the Securities and Exchange Commission (“SEC”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assume responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results. References herein to “we,” “us,” “our,” and the “Company” are to Majesco Entertainment Company.

Overview

We are a provider of video game products primarily for the, casual-game consumer. We sell our products primarily to large retail chains, specialty retail stores, video game rental outlets and distributors. We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. We also publish games for numerous digital platforms such as Xbox Live Arcade, PlayStation Network, or PSN and Steam, and, prior to 2014, iOS and Android mobile devices and online platforms.

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

Since October 2014, we have implemented reductions of our workforce to reduce our fixed costs. The reductions include development and game-testing, selling and marketing, and support personnel. We are currently not developing any significant new games for release in fiscal 2015 and are evaluating strategic alternatives to maximize Company value, including the merger with or acquisition of a new business, which may be in a different business than our current and historical operations.

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

Product Research and Development Expenses.  Product research and development expenses have historically related principally to our cost of supervision of third party video game developers, testing new products, development of social games and conducting quality assurance evaluations during the development cycle that are not allocated to games for which technological feasibility has been established. Costs incurred have been primarily employee-related, may include equipment, and are not allocated to cost of sales. Ongoing research and development activities have been substantially reduced since fiscal 2014.

Selling and Marketing Expenses.  Selling and marketing expenses consist of marketing and promotion expenses, sometimes including television advertising, the cost of shipping products to customers and related employee costs. Credits to retailers for trade advertising are a component of these expenses.

General and Administrative Expenses.  General and administrative expenses primarily represent employee related costs, including stock compensation, for corporate executive and support staff, general office expenses, professional fees and various other overhead charges. Professional fees, including legal and accounting expenses, typically represent one of the largest components of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as SEC filings, and corporate- and business-development initiatives.

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

Results of Operations

Three months ended January 31, 2015 versus three months ended January 31, 2014

Net Revenues. Net revenues for the three months ended January 31, 2015 decreased approximately 84% to $3.5 million from $21.9 million in the comparable quarter last year. The decrease was due to lower sales of Zumba titles, including a decrease in Zumba revenue from Europe. In the prior-year period, we released Zumba World Party and Zumba Kids. We did not release a new Zumba title in the current-year period. Overall Zumba sales accounted for 72% of revenues in the prior-year period. In addition, since January 31, 2014, we have substantially reduced development and distribution activities for packaged software generally and released fewer titles in the current period. Revenues from games distributed digitally increased to $1,002 compared to $544 the same period last year primarily due to the release of Costume Quest 2 and Slender: The Arrival, on various digital platforms including Steam, Sony Playstation Network and Microsoft XBLA.

Gross Profit. Gross profit for the three months ended January 31, 2015 was $1.4 million compared to a gross profit of $3.4 million in the same period last year. The decrease in gross profit reflects lower Zumba and other sales as discussed above. Gross profit as a percentage of net sales was 39% for the three months ended January 31, 2015, compared to 15% for the three months ended January 31, 2014. The increase in gross profit as a percentage of sales was primarily due to the portion of total revenues represented by revenues from digital distribution, which has a higher gross margin relative to sales due to the lack of cost of physical goods distribution. Such distribution fee revenue in the prior year period was not significant. In the prior year, costs of sales included significant higher amortization of software development costs of Zumba.

Product Research and Development Expenses. Product research and development expenses were less than $0.1 million for the three months ended January 31, 2015, compared to $1.2 million of expenses for the same period in 2014, reflecting the effects of workforce reductions in 2014 and limited spending on third-party development projects.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $0.4 million for the three months ended January 31, 2015, compared to $4.1 million for the three months ended January 31, 2014. Decreases primarily due to lower personnel costs and other marketing and distribution activities related to the Company’s games generally. In addition, the prior-year period included advertising costs related to the release of Zumba games.

General and Administrative Expenses. For the three-month period ended January 31, 2015, general and administrative expenses amounted to $1.7 million, compared to $2.1 million for the three months ended January 31, 2014. The decrease reflects lower compensation costs, consulting and professional fees and related support expenses.

Operating loss. Operating loss for the three months ended January 31, 2015 was approximately $1.0 million, compared to an operating loss of $4.1 million in the comparable period in 2014, primarily reflecting expense reductions in development and marketing activities.

Loss from equity method investment. We recorded a loss of approximately $0.2 million in the three months ended January 31, 2014 for our 50% share of losses incurred by our GMS joint venture in the period. We sold our investment in GMS in November 2014. Accordingly, there was no effect of GMS operations on the current-year period.

Extinguishment of liabilities. During the three months ended January 31, 2015, the Company recognized a gain on extinguishment of liabilities of $0.5 million. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations. There was no such activity in the prior-year period.

Net Gains on asset sales. During the three months ended January 31, 2015, the Company recognized a $0.1 million net gain from the sale of certain game rights and from the sale of office furniture and equipment upon the move to a smaller office. There was no such activity in the prior-year period.

Change in fair value of warrant liability. In our December 2014 private placement of units consisting of preferred stock and warrants, we issued warrants containing certain contingent settlement terms not indexed to our own stock.. We account for the warrants as derivative liabilities and will re-measure their fair value on a quarterly basis and recognize on a current basis any gains or losses. In the three months ended January 31, 2015, we recognized a loss of $0.8 million reflecting an increase in our stock price from the issuance date of the warrant to January 31, 2015.

Income Taxes. In the three months ended January 31, 2015 and 2014, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of January 31, 2015, our cash and cash equivalents balance was $10.5 million and our working capital was approximately $6.2 million, compared to cash and equivalents of $7.2 million and working capital of $5.4 million at October 31, 2014. The increase in cash primarily reflects the sale of inventory and collection of accounts receivable in the three months ended January 31, 2015. In addition, we received approximately $0.8 million of net proceeds from our December 2014 private placement of units and received cash proceeds from the sale of certain games in development and the sale of our interest in GMS.

In recent quarters, we have generally used cash and working capital balances to fund periodic operating losses due to declining revenues which we attribute to three factors: 1) the introduction of competing “freemium” games on competing handheld devices such as the Apple iphone or itouch, and Android powered devices; 2) a shift in game distribution from retail to digital downloads; and 3) a decline in the popularity of motion based fitness games including games we publish under the Zumba fitness brand. As a result of these factors we have reduced our operating expenses, including the reduction of game production and marketing personnel, and have eliminated substantially all of our new game development activities. We are evaluating various strategic alternatives to maximize company value including the acquisition of businesses that are not related to our existing video game operations. Additionally, we have entered into a financing transaction in which we have received $0.8 million in cash, with another $5.0 million available if the Company satisfies certain conditions including, among other things, approval of our shareholders for the conversion of the preferred stock and warrants issued as part of the transaction and the completion of a business acquisition which meets the criteria of a “qualified transaction” as defined in the Subscription Agreements, (see “Private Placement” below for further information). There is no assurance that we will receive the necessary shareholder approvals to effect the release of the second tranche of financing or meet any of the other criteria including the completion of an acquisition that meets the terms of the agreement. If we do not complete a “qualified transaction” our substantially reduced operations may not be able to continue operations. Additionally, the terms of the private placement restrict us from seeking funding from other sources as long as the Preferred stock is outstanding.

The factors above raise substantial doubt about our ability to continue as a going concern. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty. As of January 31, 2015, we believe that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months.

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

The Preferred Shares are convertible into shares of Common Stock based on a conversion calculation equal to the stated value of the of such Preferred Share, plus all accrued and unpaid dividends, if any, on such Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $0.68 and the initial conversion price is $0.68 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of Common Stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock (the “Certificate of Designations”), the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the Subscription Agreements) as long as any of the Series A Convertible Preferred Stock is outstanding. The Preferred Shares bear no interest.

The holders of Preferred Shares shall vote together with the holders of Common Stock on all matters on an as if converted basis, subject to certain limitations described in the Certificate of designations preferences and rights of the series A Convertible Preferred Stock, and shall not vote as a separate class. At no time may all or a portion of the Series A Preferred Stock be converted if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by the Holder at such time, the number of shares of Common Stock which would result in the Holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the Common Stock outstanding at such time; provided, however, that upon the holder may waive the 4.99% limitation at which time he may not own more than 9.99% beneficial ownership. If the Company has not obtained the approval of its shareholders in accordance with NASDAQ Listing Rule 5635(d), then the Company may not issue upon conversion of the Preferred Shares a number of shares of Common Stock, which, when aggregated with any shares of Common Stock (i) issued pursuant to the Subscription Agreement, (ii) underlying the Preferred Shares issued pursuant to the Subscription Agreement; (iii) issuable upon prior exercise of any Warrants issued pursuant to the Subscription Agreement and (iv) issuable pursuant to any warrants issued to any registered broker-dealer as a fee in connection with the issuance of Securities pursuant to the Subscription Agreement, would exceed 19.99% of the shares of Common Stock issued and outstanding as of the Subscription Date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock that occur after the date of the Subscription Agreement. The Company’s shareholders will vote at the annual shareholders meeting scheduled for March 30, 2015 regarding the allowable conversion in excess of 19.99% of the outstanding common stock of the Company.

The Warrants are exercisable, at any time, following the date the Warrants are issued, at a price of $0.68 per share, subject to adjustment, and expire five years from the date of issuance. The holders may exercise the Warrants for shares of common stock on a cashless basis if there is no effective registration statement, or no current prospectus is available for resale of the warrant shares. The Warrants are subject to certain adjustments upon certain actions by the Company as outlined in the Warrants, including, for twenty-four months following the initial issuance date, the issuance or sale, or deemed issuance or sale, by the Company of shares of its Common Stock at a per share price that is less than the exercise price then in effect, as a result of which the exercise price shall be reduced to such lower price, subject to certain exceptions. The exercise price is also adjustable down to $0.34 per share if costs related to outstanding litigation exceed certain thresholds outlined in the agreement.

The proceeds of the offering and certificates representing the Preferred Shares and Warrants underlying the Units issued in the offering were deposited into an escrow account (the “Escrow Amount”) with Signature Bank as the escrow agent (the “Escrow Agent”) pursuant to an escrow agreement (the “Escrow Agreement”) dated December 17, 2014, by and between the Company, the lead investor in the unit financing. Upon the closing of the Private Placement on December 17, 2014 (such date, the “Closing Date”), $1,000 of the Escrow Amount was released by the Escrow Agent to the Company in exchange for the release of $1,000 of Units by the Securities Escrow Agent. Following the Closing Date, provided that the approval of NASDAQ and the Company’s stockholders has been obtained, in one or multiple tranches, the remaining $5,000 may be released (a “Subsequent Release”) by the Escrow Agent to the Investors in exchange for the release of $5,000 of Units by the Securities Escrow Agent, if either, (i) the lead investor has approved the release, (ii) the approval of the requisite number of Investors has been obtained, (iii) the Company has executed definitive binding documents for certain transactions, as described in the Subscription Agreements, and such transaction(s) are to close contemporaneously with the release, following approval by the Company’s stockholders or (iv) the following conditions are present: (a) nine months has elapsed from the Closing Date and release is approved by each of the directors appointed at closing (being the non-continuing directors); (b) no subsequent release of the Escrow Amount has been consummated; and (c) no more than $1,000 is released (the “Release Conditions”). The holders of the preferred shares issued and held in escrow can vote the shares subject to the limitations described below. The price of the securities issued in the offering were below the book value per share of the Company’s stock prior to the offering. Therefore, the Company is seeking shareholder approval for the conversion of the full amount of preferred stock and exercise of warrant shares issued in the offering to comply with NASDAQ listing rule 5635(d) rules that require shareholder approval of stock issuances representing more than 19.99% of the Company’s outstanding shares at a price below the fair market value per share or book value per share. In the event that on and as of the twelve month anniversary of the Closing Date none of the Release Conditions have been satisfied, the Escrow Agent shall return $5,000 to the Investors, without interest or deduction, and the Securities Escrow Agent shall return the Units to the Company for cancellation.

The Company received net proceeds of $801 for the units released by the Escrow Agent, net of offering costs, and has accounted for each of the preferred shares released by the Escrow Agent, the warrants released by the Escrow Agent and the Units remaining in escrow as freestanding instruments.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity to determine the appropriate classification of the instruments. The exercise price of the released warrants can be adjusted downward if the Company issues securities at a price below the initial exercise price and in certain other circumstances outside the control of the Company and therefore contain contingent settlement terms not indexed solely to the Company’s own shares. Accordingly, $603 of net proceeds were recorded as a derivative liability representing the fair value of the warrants at issuance as described in Note 3 and $120 of offering costs allocated to the warrants and were expensed. The Company will re-measure the fair value of the warrants at each reporting date and record related gains or losses in its statement of operations. In the three months ended January 31, 2015, the Company recorded a change in fair value of $779 related to the increase in the fair value of the warrants during the period.

The remaining net proceeds of $318 were allocated to the preferred shares. The Preferred Shares do not represent an unconditional obligation to be settled in a variable number of shares as they are convertible only at the option of the holder, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the convertible preferred shares are considered equity hosts and recorded in stockholder’s equity. As of January 31, 2015, the preferred shares are convertible into 1,470,588 shares of common stock based on the current conversion rate, limited to 1,413,595 shares, based on the limitations on conversion currently imposed by NASDAQ rules prior to the receipt of stockholder approval to allow for the full conversion of the preferred shares and warrants.

As a result of the allocations, described above, the preferred shares are deemed to have a beneficial conversion feature at issuance amounting to $397, which was recorded in stockholders equity and immediately charged as a dividend in determining net loss attributable to common shareholders.

Approval of the Company shareholders and obtaining NASDAQ approval to allow for the full conversion of the Units pursuant to NASDAQ rules, are events that are beyond the Company’s control, therefore the remaining Units and cash held in escrow are recorded as offsetting amounts in temporary equity at the original purchase price and maximum refundable amount if approval of the Company’s shareholders and NASDAQ is not obtained of $5,000, net of cash proceeds of $5,000 held in escrow. Not taking into account the limitations on conversion currently imposed by the NASDAQ rules, the preferred shares under the escrowed units would be convertible into 7,352,939 shares of common stock based on the current conversion rate and the warrants under the escrowed units are exercisable for 7,352,939 shares of common stock based on the current exercise price. As of January 31, 2015, the aggregate intrinsic value of the convertible preferred shares and warrants held in escrow, based on the price of the Company’s common shares on that date, was approximately $7,647.

In connection with the private placement, the Company also entered into a Registration Rights Agreement, with the investors pursuant to which the Company agreed to use its best efforts to file by March 31, 2015 a registration statement covering the resale of the shares of common stock issuable upon exercise or conversion of the securities and to maintain its effectiveness until all such securities have been sold or may be sold without restriction. In the event a registration statement covering such shares of common stock is not effective, the Company is required to pay to the investors on a monthly basis an amount equal to 1% of the investors’ investment.

Factoring and Purchase Order Financing.

We factor a portion of our receivables from sales of packaged software. Under our factoring agreement, we have the ability to take cash advances against eligible outstanding accounts receivable. In 2015, the terms of our factoring agreement were amended to remove availability for inventory balances, The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at January 31, 2015. We may also utilize financing to provide funding for the manufacture of our products. Under an agreement with a finance company, we have up to $10.0 million of availability for letters of credit and purchase order financing. In connection with these arrangements, the finance company and the factor have a security interest in substantially all of our assets. The purchase order financing agreement expires on March 31, 2015 and we do not intend to renew it. We had no outstanding advances for purchase order financing at January 31, 2015.

Under the terms of our factoring agreement, we sell our accounts receivable to the factor. The factor, in its sole discretion, determines whether or not it will accept the credit risk associated with a receivable. If the factor does not accept the credit risk on a receivable, we may sell the accounts receivable to the factor while retaining the credit risk. In both cases we surrender all rights and control over the receivable to the factor. However, in cases where we retain the credit risk, the amount can be charged back to us in the case of non-payment by the customer. The factor is required to remit payments to us for the accounts receivable purchased from us, provided the customer does not have a valid dispute related to the invoice. The amount remitted to us by the factor equals the invoiced amount, adjusted for allowances and discounts we have provided to the customer, less factor charges.

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At January 31, 2015, we had no advances outstanding and limited availability based on our accounts receivable and customer credit balances.

Manufacturers require us to present a letter of credit, or pay cash in advance, in order to manufacture the products required under a purchase order. The finance company charges 1.5% of the purchase order amount for each transaction for 30 days, plus administrative fees. Our factor provides purchase order financing at a cost of 0.5% of the purchase order amount for each transaction for 30 days. Additional charges are incurred if letters of credit remain outstanding in excess of the original time period and/or the financing company is not paid at the time the products are received. When our liquidity position allows, we will pay cash in advance instead of utilizing purchase order financing. This results in reduced financing and administrative fees associated with purchase order financing. We incur minimum annual commitment fees to maintain our purchase order financing facility. We have not utilized the facility in the past twelve months due to the decline in our retail business. Therefore we do not intend to re-new the facility when it expires on March 31, 2015.

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

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against the Company, along with Microsoft, Nintendo and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff claims he has been damaged by the Company in the amount of $1,296. The Company intends to defend itself against the claim. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

Commitments under development agreements amounted to $0.7 million at January 31, 2015.

Off-Balance Sheet Arrangements

As of January 31, 2015, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $10.5 million as of January 31, 2015 compared to $7.2 million at October 31, 2014 and $12.3 million at January 31, 2014 and working capital as of January 31, 2015 was $6.2 million compared to $5.4 million at October 31, 2014 and $11.6 million at January 31, 2014. Due to our lower factored accounts receivable and inventory balances, amounts available to us under our factoring agreement were not significant at January 31, 2015.

Operating Cash Flows. Our principal operating source of cash is revenue from distribution of our interactive entertainment products, net of royalty and revenue-share payments to licensors, developers and publishers. During fiscal 2014, we reduced our development and marketing activities and distributed a greater number of games published by others, compared to prior years. Accordingly, the portion of operating cash flows used for associated working capital requirements, including pre-release development and costs incurred to manufacture, sell and market our games has generally been reduced. We received $2.3 million of cash inflows from operations during the three months ended January 31, 2015, primarily reflecting the liquidation of prior inventory balances and collection of accounts receivable.

Investing Cash Flows. Cash provided by investing activities in the three months ended January 31, 2015 amounted to $0.2 million, reflecting proceeds from the sale of certain game rights.

Financing Cash Flows. Net cash provided by financing activities for the three months ended January 31, 2015 reflects net proceeds from the private placement of units described above.

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

The Company implemented certain changes to its internal controls over financial reporting to account for the downsizing of its workforce during the three months ended January 31, 2015 and subsequent move of its offices to a smaller location during February 2015. The changes related primarily to the re-assignment of responsibility for the performance certain key control procedures to new personnel and to modify review procedures. On February 17, 2015 the registrants Chief Financial Officer and its General Counsel, Senior Vice President Business and Legal Affairs and Secretary entered into separation agreements providing for their resignation as of March 17, 2015, the date of this report. The registrant will evaluate the effect of these changes on its internal controls over financial reporting during the next fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

 None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 13, 2015)
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 18, 2014)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer
Date: March 17, 2015

