Form 10-Q
period 2015-04-30
MAJESCO ENTERTAINMENT CO
filed 2015-06-15
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of June 10, 2015, there were 9,616,968 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 30, 2015	October 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,084	$7,196
Accounts and other receivables	454	1,597
Inventory	34	1,292
Capitalized software development costs and license fees	277	674
Advances to GMS Entertainment Limited	-	250
Prepaid expenses and other current assets	142	249
Total current assets	9,991	11,258
Property and equipment, net	56	198
Total assets	$10,047	$11,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,666	$4,427
Due to distribution partners	194	1,286
Customer credits	1,539	171
Advances from customers and deferred revenue	7	21
Total current liabilities	4,406	5,905
Other liabilities	48	-
Total liabilities	4,454	5,905
Commitments and contingencies
Stockholders’ equity:
0% Series A Convertible Preferred stock – 8,823,529 shares authorized, 8,823,529 shares outstanding including 7,352,939 subject to escrow agreements, with an aggregate liquidation preference of $6,000	2,156	-
0% Series B Convertible Preferred stock – 54,250 shares authorized, 54,201.71 shares outstanding	4,569	-
Common stock — $.001 par value; 250,000,000 shares authorized; 7,984,984 and 6,620,660 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	8	7
Escrowed proceeds	(5,000)	-
Additional paid-in capital	126,341	125,271
Accumulated deficit	(122,481)	(119,727)
Net stockholders’ equity	5,593	5,551
Total liabilities and stockholders’ equity	$10,047	$11,456

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
Net revenues	$1,705	$3,240	$5,176	$25,174
Cost of sales
Product costs	663	1,673	2,070	9,215
Software development costs and license fees	245	1,506	952	12,509
Total cost of sales	908	3,179	3,022	21,724
Gross profit	797	61	2,154	3,450
Operating costs and expenses
Product research and development	29	420	55	1,666
Selling and marketing	170	1,125	610	5,181
General and administrative	1,305	1,786	3,049	3,893
Workforce reduction	639	-	713	-
Depreciation and amortization	10	106	50	187
Total operating costs and expenses	2,153	3,437	4,477	10,927
Operating loss	(1,356)	(3,376)	(2,323)	(7,477)
Other expenses (income)
Interest and financing costs	(1)	43	59	205
Loss from equity method investment	-	166	-	413
Gain on extinguishment of liabilities	(524)	-	(1,050)	-
Gains on asset sales, net	(3)	-	(128)	-
Change in fair value of warrant liability	768	-	1,547	-
Loss before income taxes	(1,596)	(3,585)	(2,751)	(8,095)
Income taxes	2	-	3	2
Net loss	(1,598)	(3,585)	(2,754)	(8,097)
Conversion features accreted as dividends	1,838	-	2,235	-
Net loss attributable to common shareholders	$(3,436)	$(3,585)	$(4,989)	$(8,097)
Net loss attributable to common shareholders per share:
Basic	$(0.52)	$(0.56)	$(0.76)	$(1.27)
Diluted	$(0.52)	$(0.56)	$(0.76)	$(1.27)
Weighted average shares outstanding:
Basic	6,610,270	6,397,448	6,568,526	6,391,165
Diluted	6,610,270	6,397,448	6,568,526	6,391,165

See accompanying notes to condensed consolidated financial statements

4

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
Net loss	$(1,598)	$(3,585)	$(2,754)	$(8,097)
Other comprehensive income
Foreign currency translation adjustments	-	44	-	104
Other comprehensive income	-	44	-	104
Comprehensive loss	$(1,598)	$(3,541)	$(2,754)	$(7,993)

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,754)	$(8,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of warrant liability	1,547	-
Depreciation and amortization	50	187
Loss from equity method investment	-	413
Non-cash compensation expense	388	643
Provision for price protection	41	2,377
Amortization of capitalized software development costs and license fees	397	8,705
Offering costs expensed	120	-
Provision for excess inventory	65	216
Gain on extinguishment of liabilities, net	(1,050)	-
Gain on asset sales, net	(108)	-
Changes in operating assets and liabilities:
Customer credits	1,368	(601)
Accounts and other receivables	1,335	531
Inventory	1,193	2,346
Capitalized software development costs and license fees	-	(2,597)
Advance payments for inventory	57	994
Prepaid expenses and other assets	50	2,595
Accounts payable and accrued expenses	(1,803)	(2,075)
Advances from customers and deferred revenue	(14)	(5,974)
Net cash provided by (used in) provided by operating activities	882	(337)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(330)
Net proceeds from sale of assets	217	-
Net cash provided by (used in) investing activities	217	(330)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of inventory financing	-	(1,764)
Net proceeds from sale of units	801	-
Income tax withholding from stock compensation	(12)	(7)
Net cash provided by (used in) financing activities	789	(1,771)
Effect of exchange rates on cash and cash equivalents	-	-
Net increase (decrease) in cash and cash equivalents	1,888	(2,438)
Cash and cash equivalents — beginning of period	7,196	13,385
Cash and cash equivalents — end of period	$9,084	$10,947
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest and financing costs	$98	$265
Cash paid during the period for income taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES
Warrant liability reclassified to additional paid-in capital upon exchange	$5,312	$-

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per-share amounts)

1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

The accompanying financial statements present the financial results of Majesco Entertainment Company and Majesco Europe Limited, its wholly-owned subsidiary, (together, “Majesco” or the “Company”) on a consolidated basis.

The Company is a provider of video game products primarily for the, casual-game consumer. It publishes video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. It sells its products through two sales channels, retail and digital. It sells to large retail chains, specialty retail stores, video game rental outlets and distributors. It also publishes games for numerous digital platforms such as Xbox Live Arcade, PlayStation Network, or PSN and Steam, and, prior to 2014, iOS and Android mobile devices and online platforms.

Its video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, it has focused on publishing more lower-cost games targeting casual-game consumers and independent game developer fans. In some instances, its titles are based on licenses of well-known properties and, in other cases, original properties. It enters into agreements with content providers and video game development studios for the creation of our video games.

Its operations involve similar products and customers worldwide. These products are developed and sold domestically and internationally. The Company is centrally managed and our chief operating decision makers, the chief executive and other officers, use consolidated and other financial information supplemented by sales information by product category, major product title and platform for making operational decisions and assessing financial performance. Accordingly, it operates in a single segment.

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

Reverse Stock Split. In 2013, the Company received a notification letter from the NASDAQ Capital Market (“NASDAQ”) notifying it that it was not in compliance with its $1.00 minimum bid price requirement because the bid price for the Company’s common stock closed below $1.00 over the prior 30 consecutive business days. To regain compliance with this requirement, we completed a reverse stock split, which was effected on June 13, 2014 at a ratio of one-for-seven with no change in par value. All share information presented in this Quarterly Report on Form 10-Q gives effect to the reverse stock split.

Going Concern Basis. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of April 30, 2015, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. Accordingly, the Company is evaluating various alternatives, including reducing operating expenses and personnel costs, securing additional financing for future business activities and other strategic alternatives including a sale or merger of the Company. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, it could have a material effect on future operating prospects.

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

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the three and six months ended April 30, 2015, sales of the Company’s Zumba Fitness games accounted for approximately 47% and 30% of net revenues, respectively, and for the three and six months ended April 30, 2014, sales of the Company’s Zumba Fitness games accounted for approximately 48% and 69% of net revenues, respectively. Revenue from the licensing of packaged software in Europe accounted for approximately 12% of total revenue in the six months ended April 30, 2014.

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

	April 30, 2015	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$7,606	$7,606	$—	$—
Bank deposits	1,478	1,478	—	—
Total financial assets	$9,084	$9,084	$—	$—

	October 31, 2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$6,099	$6,099	$—	$—
Bank deposits	1,097	1,097	—	—
Total financial assets	$7,196	$7,196	$—	$—

Prior to the exchange transaction described in Note 11, the Company had outstanding warrants that contained re-pricing provisions for “down-round” issuances and other events not indexed to the Company’s own stock (see note 11) and were classified as liabilities in the Company’s consolidated balance sheets. The Company recognized these warrants as liabilities at their fair value and re-measured them through the date of their exchange in April 2105. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition.

The Company uses Level 3 inputs for its valuation methodology for the warrant liabilities.  The estimated fair values were determined using a binomial option pricing model based on various assumptions.  The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities.  Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current common stock price, the remaining life of the warrants, the volatility of the Company’s common stock price, and the risk-free interest rate.  In addition, as of the valuation dates, management assessed the probabilities of future financing and other re-pricing events in the binominal valuation models.

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three and six months ended April 30, 2015 is presented below:

	Three months ended April 30, 2015	Six months ended April 30, 2015
Beginning balance	$1,382	$-
Issuance of warrants	3,162	3,765
Change in fair value of warrant liability	768	1,547
Settlement of warrants	(5,312)	(5,312)
Ending balance	$-	$-

Assumptions used to determine the fair value of the warrants in the three and six months ended April 30, 2015 were:

Market price of common stock	$1.14-$1.26	$0.59-$1.26
Expected warrant term	4.5-4.8 years	4.5-5.0 years
Risk-free rate	1.0% -1.7%	1.0% -1.7%
Expected volatility	80%	80%
Dividend yield	0%	0%
Probability of certain litigation costs at each of three pricing thresholds	0-33%	0-33%
Probability of future down-round financing	0-50%	0-50%
Stock price discount	0-41%	0-41%

The carrying value of accounts receivable, accounts payable and accrued expenses, customer credits, due to distribution partners and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE FROM FACTOR AND CUSTOMER CREDITS, NET

Due from factor and customer credits, net, consists of the following:

	April 30, 2015	October 31, 2014
Outstanding accounts receivable sold to factor	$245	$3,277
Less: customer allowances	(852)	(1,110)
Less: provision for price protection	(932)	(2,338)
(Customer credits)/Due from Factor	$(1,539)	$(171)

Outstanding accounts receivable sold to the factor as of April 30, 2015 and October 31, 2014 for which the Company retained credit risk amounted to $98 and $164, respectively. As of April 30, 2015 and October 31, 2014, there were no allowances for uncollectible accounts. Allowances include provisions for customer payments and incentives deductible in future periods. As of April 30, 2015, customer allowances and provisions for price protection exceeded outstanding accounts receivable sold to the Company’s factor. The excess is classified as a liability in the accompanying balance sheet.

5. ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	April 30, 2015	October 31, 2014
Royalties receivable	$-	$-
Trade accounts receivable, net of allowances of $0	454	1,597
Total accounts and other receivables, net	$454	$1,597

6. INVENTORIES

Inventories consist of the following:

	April 30, 2015	October 31, 2014
Finished goods	$34	$1,245
Packaging and components	-	47
Total inventories	$34	$1,292

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	April 30, 2015	October 31, 2014
Advance payments for inventory	$-	$57
Prepaid rent	7	72
Prepaid insurance	90	98
Other	45	22
Total prepaid expenses and other current assets	$142	$249

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	April 30, 2015	October 31, 2014
Computers and software	$61	$1,239
Furniture and equipment	78	402
Leasehold improvements	-	150
Total property and equipment, gross	139	1,791
Accumulated depreciation	(83)	(1,593)
Total property and equipment, net	$56	$198

In the six months ended April 30, 2015, in connection with the expiration of its prior facilities lease and relocation the Company disposed of property and equipment with a net book value of $92 and received proceeds of $17 from the sale of certain of the property and equipment.

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

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES; DUE TO DISTRIBUTION PARTNERS

Accounts payable and accrued expenses consist of the following:

	April 30, 2015	October 31, 2014
Accounts payable-trade	$618	$1,403
Royalties, fees and development	1,367	1,859
Salaries and other compensation	605	867
Other accruals	76	298
Total accounts payable and accrued expenses	$2,666	$4,427

During the three and six months ended April 30, 2015, the Company recognized a gains on the extinguishment of liabilities related to certain accounts payable balances and claims for license fees and services that the Company determined would never be paid because they were no longer being pursued for payment and had passed the statute of limitations. In addition, the Company modified certain of its agreements with licensors, distribution partners and other vendors which reduced Company liabilities, generally in exchange for reduced or terminated license or distribution rights and current cash payment.

Salaries and other compensation include accrued payroll expense, accrued incentive compensation and employer 401K plan contributions.

Due to distribution partners represents amounts due to publishers for games distributed by the Company as an agent.

11. STOCKHOLDERS’ EQUITY

Private Placement

On December 17, 2014, pursuant to subscription agreements (the “December Subscription Agreements”) entered into with certain accredited investors (the “December Investors”) the Company completed a private placement of $6,000 of units (the “December Units”) at a purchase price of $0.68 per Unit, with each December Unit consisting of one share of the Company’s 0% Series A Convertible Preferred Stock (each a “Series A Preferred Share”) and a five-year warrant (each a “December Warrant”) to purchase one share of the Company’s common stock at an initial exercise price of $0.68 per share (such issuance and sale, the “December Private Placement”). The December Warrants were subsequently exchanged for shares of the Company’s 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares” and shares of the Company’s common stock (see below).

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series A Preferred Share, plus all accrued and unpaid dividends, if any, on such Series A Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $0.68 and the initial conversion price is $0.68 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of its common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of Majesco Entertainment Company (the “Series A Certificate of Designations”), the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no interest.

The holders of Series A Preferred Shares shall vote together with the holders of common stock on all matters on an as if converted basis, subject to certain limitations described in the Series A Certificate of Designations and the ownership limitations described below, and shall not vote as a separate class. At no time may all or a portion of the Series A Preferred Shares be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock which would result in such Holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time; provided, however, that the holder may waive the 4.99% limitation at which time he may not own more than 9.99% beneficial ownership.

Prior to the exchange transaction described below, the December Warrants were exercisable at any time at a price of $0.68 per share, subject to adjustment, and expired five years from the date of issuance. The holders could exercise the December Warrants for shares of common stock on a cashless basis if there was no effective registration statement, or no current prospectus available for resale of the warrant shares. The December Warrants were subject to certain adjustments upon certain actions by the Company as outlined in the December Warrants, including, for twenty-four months following the initial issuance date, the issuance or sale, or deemed issuance or sale, by the Company of shares of its common stock at a per share price that is less than the exercise price then in effect.

The proceeds of the offering and certificates representing the Series A Preferred Shares and December Warrants underlying the December Units issued in the offering were deposited into an escrow account (the “December Escrow Amount”) with Signature Bank as the escrow agent (the “December Escrow Agent”) pursuant to an escrow agreement (the “December Escrow Agreement”) dated December 17, 2014, by and between the Company, the lead investor in the unit financing and the December Escrow Agent, and certificates representing the December Warrants and a record of the Series A Preferred Shares sold in the December Private Placement were deposited and recorded with the Company’s corporate secretary (the “December Securities Escrow Agent”). Upon the closing of the December Private Placement on December 17, 2014 (such date, the “December Closing Date”), $1,000 of the December Escrow Amount was released by the December Escrow Agent to the Company in exchange for the release of $1,000 of December Units by the December Securities Escrow Agent to the December Investors. Effective upon the approval of the Company’s stockholders on March 30, 2015, in one or multiple tranches, the remaining $5,000 may be released by the December Escrow Agent to the Company in exchange for the release of $5,000 of December Units by the December Securities Escrow Agent to the December Investors, if either, (i) the lead investor has approved the release, (ii) the approval of the requisite number of December Investors has been obtained, (iii) the Company has executed definitive binding documents for certain transactions, as described in the December Subscription Agreements, and such transaction(s) are to close contemporaneously with the release, following approval by the Company’s stockholders or (iv) the following conditions are present: (a) nine months has elapsed from the December Closing Date and release is approved by each of the directors appointed at closing (being the non-continuing directors); (b) no subsequent release of the December Escrow Amount has been consummated; and (c) no more than $1,000 is released (the “December Release Conditions”). In the event that on and as of the twelve month anniversary of the December Closing Date none of the December Release Conditions have been satisfied, the December Escrow Agent shall return $5,000 to the December Investors, without interest or deduction, and the December Securities Escrow Agent shall return the $5,000 of December Units being held in escrow to the Company for cancellation.

The Company received net proceeds of $801 for the December Units released by the December Escrow Agent, net of offering costs, and has accounted for each of the Series A Preferred Shares released by the December Escrow Agent, the December Warrants released by the December Escrow Agent and the Series A Preferred Shares and December Warrants remaining in escrow as freestanding instruments.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity to determine the appropriate classification of the instruments. Prior to the exchange described below, the exercise price of the released December Warrants could be adjusted downward if the Company issued securities at a price below the initial exercise price and in certain other circumstances outside the control of the Company and therefore contain contingent settlement terms not indexed solely to the Company’s own shares of common stock. Accordingly, $603 of proceeds were recorded as a derivative liability representing the fair value of the December Warrants released from escrow at issuance as described in Note 3 and $120 of offering costs allocated to the December Warrants were expensed. As a result of the allocations, described above, the Series A Preferred Shares released were deemed to have a beneficial conversion feature at issuance amounting to $397, which was recorded in stockholders’ equity and immediately charged as a dividend in determining net loss attributable to common stockholders.

The remaining net proceeds of $318 were allocated to the Series A Preferred Shares. The Series A Preferred Shares do not represent an unconditional obligation to be settled in a variable number of shares of common stock, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the Series A Preferred Shares are considered equity hosts and recorded in stockholders’ equity. As of April 30, 2015, the Series A Preferred Shares released by the Company are convertible into 1,470,588 shares of common stock based on the current conversion rate.

Upon stockholder approval in March 2015 of full conversion of the escrowed December Warrants, the Company recorded a warrant liability and a discount on the Series A Preferred Shares amounting to $3,162, based on the estimated fair value of the warrants. The Company re-measured the fair value of the December Warrants through the date of their exchange and recorded related losses in its statement of operations. In the three and six months ended April 30, 2015, the Company recorded a change in fair value of $768 and $1,547, respectively, related to the increase in the fair value of the December Warrants during the periods. In addition, upon shareholder approval of the full conversion of the escrowed Series A Preferred Shares, the carrying value of such Series A Preferred Shares, net of proceeds remaining in escrow was reclassified to paid-in capital. The Company recorded a beneficial conversion feature and a discount on the Series A Preferred Shares amounting to $1,838, which was immediately recognized as a deemed dividend in determining net loss attributable to common shareholders. As of April 30, 2015, the Series A Preferred Shares remaining in escrow are convertible into 7,352,939 shares of common stock based on the current conversion rate. The Company may record additional deemed dividends for any unamortized discounts on its Series A Preferred Shares if such shares are converted or escrowed proceeds are returned to holders.

In connection with the December Private Placement, the Company also entered into separate Registration Rights Agreements with each December Investor, (as amended on January 30, 2015 and March 30, 2015, the “December Registration Rights Agreement”), pursuant to which the Company agreed to use its best efforts to file by June 30, 2015 a registration statement covering the resale of the shares of common stock issuable upon exercise or conversion of the Series A Preferred Shares and December Warrants and to maintain its effectiveness until all such securities have been sold or may be sold without restriction. In the event a registration statement covering such shares of common stock is not effective, the Company is required to pay to the December Investors on a monthly basis an amount equal to 1% of the investors’ investment.

Exchange

On April 30, 2015, pursuant to warrant exchange agreements, the Company retired the 8,823,529 December Warrants issued in the December Private Placement, including both the December Warrants released to the December Investors on the December Closing Date and the December Warrants subject to the escrow conditions, in exchange for shares of the Company's common stock, or shares of 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”), in lieu of shares of common stock equal, on an as-converted basis, to the number of shares of common stock that would have otherwise been received by the holder, if such issuance would result in the recipient holder exceeding certain thresholds. An aggregate of 6,302,525 shares of common stock, which amount includes the shares of common stock issuable upon conversion of the Series B Preferred Shares, were issuable in connection with the exchange agreements (such exchange of December Warrants for Series B Preferred Shares, the “Exchange”). Upon exchange, the contingent–conversion features of the December Warrants expired and the carrying value of the warrant liability of $5,312 was reclassified to paid-in capital and allocated to the Series B Preferred Shares and the common shares distributed.

The Series B Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of the of such Series B Preferred Share, plus all accrued and unpaid dividends, if any, on such Series B Preferred Shares, as of such date of determination, divided by the conversion price. The Company is prohibited from effecting a conversion of the Series B Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to such beneficial ownership limitations, each holder is entitled to vote on all matters submitted to stockholders of the Company on an as converted basis.  Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of Majesco Entertainment Company (the “Series B Certificate of Designations”), the Series B Preferred Shares will rank junior to the Series A Preferred Shares and will bear no interest. All of the convertible preferred shares do not represent an unconditional obligation to be settled in a variable number of shares, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the convertible preferred shares are considered equity hosts and recorded in stockholders’ equity.

A summary of the changes in the Company’s additional paid-in capital in the six months ended April 30, 2015 is as follows:

Balance, October 31, 2014	$125,271
Common stock issued upon warrant exchange	735
Compensation and other changes	335
Outstanding at end of period	$126,341

12. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense in the three and six months ended April 30, 2015 amounted to $168 and $388, respectively. Stock-based compensation expense in the three and six months ended April 30, 2014 amounted to $270 and $643, respectively. Stock-based compensation expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the Company’s stock option activity in the six months ended April 30, 2015 is presented below:

Outstanding at beginning of period	429,200
Granted	323,427
Forfeited or expired	(84,046)
Outstanding at end of period	668,581

In the six months ended April 30, 2015, the Company granted options to purchase 301,998 shares of common stock to certain directors and employees, which vest upon the achievement of certain performance conditions related to acquisition or financing events or a change of control. The options have an exercise price of $0.68 per share and a term of five years and may be exercised on a cashless basis. The Company accrues compensation cost for these options based upon its assessment of the probable outcome of the performance conditions, including the estimated service period. Certain stock options held by former employees and directors are classified as other liabilities.

A summary of the Company’s restricted stock activity in the six months ended April 30, 2015 is presented below:

Outstanding at beginning of period	126,239
Granted	511,730
Vested	(140,025)
Canceled	(18,139)
Outstanding at end of period	479,805

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

13. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the three and six months ended April 30, 2015 and 2014 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance. As a result of the Company’s private placements during the current fiscal year, a change of ownership under IRS section 382 has likely occurred and, accordingly, the Company’s federal net operating loss carryforwards may be severely limited. The Company has not completed its calculations of any such limitations.

14. LOSS PER SHARE

The Company incurred a net loss for the three and six months ended April 30, 2015, therefore potentially dilutive securities were not included in basic and diluted shares outstanding due to their antidilutive effect.

Options, warrants, restricted shares and shares issuable upon conversion of preferred shares to acquire 9,630,719 and 675,159 shares of common stock were not included in the weighted average shares outstanding calculation of diluted loss per common share for the three months ended April 30, 2015 and 2014, respectively, as the effect of their inclusion would be anti-dilutive. Options, warrants, restricted shares and shares issuable upon conversion of preferred shares to acquire 5,923,344 and 491,702 shares of common stock were not included in the weighted average shares outstanding calculation of diluted loss per common share for the six months ended April 30, 2015 and 2014, respectively, as the effect of their inclusion would be anti-dilutive.

The table below provides shares issuable under potentially dilutive securities that were not included in EPS due to their dilutive effect: total potentially dilutive shares outstanding, including those that are anti-dilutive, at April 30, 2015:

Shares issuable upon conversion of series A preferred stock	1,470,588
Shares issuable upon conversion of series A preferred stock held in escrow	7,352,939
Shares issuable upon conversion of series B preferred stock	5,420,171
Non-vested portion of restricted stock grants	479,805
Shares issuable under stock options	668,581

15. COMMITMENTS AND CONTINGENCIES

Contingencies

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC against Microsoft Corporation and the Company. The complaint alleges that Kinect and certain of the Company’s Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. Intelligent Verification Systems is seeking injunctive relief and monetary damages of approximately $2,700 for the alleged infringement. In April 2015, the parties, by stipulation, agreed to entry of an order for summary judgment in favor of defendants, in the United Stated District Court for the Eastern District of Virginia following a Court ruling that recommended excluding plaintiff’s damages expert. The Court is expected to enter an order for summary judgment in favor of the defendants. We have been informed that plaintiff intends to appeal the decision of the Court to exclude its damages expert. The Company intends, in conjunction with Microsoft, to continue to defend itself against the claim. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

Commitments

The Company routinely issues purchase orders and enters into short-term commitments in the ordinary course of business. As of April 30, 2015, commitments under development agreements amounted to $719.

16. WORKFORCE REDUCTION

Beginning in October 2014 and continuing during the six months ended April 30, 2015 the Company made reductions in its workforce affecting development, sales and marketing and other personnel.

Changes in the Company’s accrued liabilities for workforce reduction costs in the three and six months ended April 30, 2015 were as follows:

	Three months ended April 30,	Six months ended April 30,
Beginning balance	$54	$323
Workforce reduction costs accrued	639	713
Workforce reduction costs paid	(570)	(913)
Ending balance included in accounts payable and accrued expenses	$123	$123

17. RELATED PARTIES

In the three and six months ended April 30, 2014, the Company had an agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus, under which he provided services as a consultant for a monthly retainer of $13. The agreement was terminated in October 2014. For the three and six months ended April 30, 2014, consulting fees incurred under the agreement amounted to $38 and $75, respectively. The Company purchases a portion of its Zumba belt accessories from a supplier, on terms equal to those of another supplier. The Company estimates that Morris Sutton and another relative of Jesse Sutton, the Company’s Chief Executive Officer, earned compensation from such supplier of approximately $49 and $59 in the three and six months ended April 30, 2014, respectively, based on the value of the Company’s purchases.

In the three and six months ended April 30, 2014, the Company had an agreement with a Board member under which he provided specified strategic consulting services for a monthly retainer of $10. The agreement was terminated in October 2014. For the three months and six months ended April 30, 2014, consulting fees incurred under the agreement amounted to $30 and $60, respectively.

In January 2015, the Company entered into an agreement with Equity Stock Transfer for transfer agent services. A Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer. Fees under the agreement were $3 and $5 in the three and six months ended April 30, 2015, respectively.

18. SUBSEQUENT EVENTS

On May 15, 2015 (the “May Closing Date”), the Company closed its sale of $5,050 of units (the “May Units”), pursuant to separate subscription agreements (the “May Subscription Agreements”) with accredited investors (the “May Investors”) entered into on April 29, 2015, at a purchase price of $1.20 per Unit.  Each May Unit consists of one share (the “Shares”) of the Company’s common stock, provided that, if the issuance of any such Shares would have resulted in the recipient May Investor owning in excess of 4.99% of the Company’s issued and outstanding common stock, then such May Investor could elect to receive shares of the Company’s 0% Series C Convertible Preferred Stock (the “Series C Preferred Shares”) in lieu of Shares that are, on an as converted basis, equal to one share of common stock for every May Unit purchased, and a three-year warrant (the “May Warrants”) to purchase one share of the Company’s common stock at an exercise price of $1.40 per share (such sale and issuance, the “May Private Placement”).  Of the $5,050 of Units sold, approximately $3,100 consisted of Series C Preferred Shares.

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series C Preferred Shares, as of such date of determination, divided by the conversion price.  The stated value of each Series C Preferred Share is $120.00 per share, and the initial conversion price is $1.20 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.  In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions and provided that the conversion price may not be reduced to less than $0.86, unless and until such time as the Company obtains shareholder approval to allow for a lower conversion price.  The Company is prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such May Investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to the beneficial ownership limitations discussed previously, each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series C Preferred Shares.  Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series C Convertible Preferred Stock of Majesco Entertainment Company (the “Series C Certificate of Designations”), the Series C Preferred Shares bear no interest and shall rank junior to the Company’s Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

The May Warrants are exercisable, at any time, following the date the May Warrants are issued, at a price of $1.40 per share, subject to adjustment, and expire three years from the date of issuance. The holders may, subject to certain limitations, exercise the May Warrants on a cashless basis. The Company is prohibited from effecting an exercise of any May Warrant to the extent that, as a result of any such exercise, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of such May Warrant, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  In addition, since the May Private Placement was undertaken pursuant to the stockholder approval previously received, pursuant to which the maximum number of securities approved for issuance was 5,000,000, the May Warrants also include a provision that prevent their full exercise unless and until further stockholder approval is received to exceed such issuance amount.  The May Warrants are also subject to certain adjustments upon certain actions by the Company as outlined in the May Warrants.

The offering was made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).  On the May Closing Date the Company entered into separate registration rights agreements (the “May Registration Rights Agreement”) with each of the May Investors, pursuant to which the Company will undertake to file a registration statement to register the Shares and the common stock issuable upon the conversion of the Series C Preferred Shares, within thirty days following the May Closing Date, to cause such registration statement to be declared effective by the Securities and Exchange Commission within ninety days of the filing day and to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144.  In the event the Company fails to file, or obtain effectiveness of, such registration statement with the given period of time, the Company will be obligated to pay liquidated damages to the May Investors for every thirty days during which such filing is not made and/or effectiveness obtained, such fee being subject to certain exceptions.

The proceeds of the May Private Placement were deposited into an escrow account (the “May Escrow Amount”) with Signature Bank, as escrow agent (the “May Escrow Agent”) pursuant to an escrow agreement (the “May Escrow Agreement”), entered into by and between the Company, the lead investor (as defined in the May Subscription Agreements) and the May Escrow Agent, and certificates representing the May Warrants and a record of the Shares and Series C Preferred Shares, sold in the May Private Placement were deposited and recorded with the Company’s corporate secretary (the “May Securities Escrow Agent”) to be held in escrow. On the May Closing Date, twenty percent (20%) of the May Escrow Amount ($1,010) was released by the May Escrow Agent to the Company in exchange for the release of twenty percent (20%) of May Units by the May Securities Escrow Agent to the May Investors.  Following the May Closing Date, in one or multiple tranches, the remaining eighty percent (80%) of the May Escrow Amount ($4,040) will be released by the May Escrow Agent to the Company and the corresponding percentage of May Units shall be released to the May Investors, provided that, either, (i) the lead investor has approved the release or (ii) the Company has satisfied certain conditions precedent as described in the May Subscription Agreements.

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

Overview

We are a provider of video game products primarily for the, casual-game consumer. We publish video games for almost all major current generation interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. We sell our products through two sales channels, retail and digital. We sell to large retail chains, specialty retail stores, video game rental outlets and distributors. We also publish games for numerous digital platforms such as Xbox Live Arcade, PlayStation Network, or PSN and Steam, and, prior to 2014, iOS and Android mobile devices and online platforms.

Our video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, we have focused on publishing more lower-cost games targeting casual-game consumers and independent game developer fans. In some instances, our titles are based on licenses of well-known properties and, in other cases, original properties. We enter into agreements with content providers and video game development studios for the creation of our video games.

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

In December 2014 and May 2015, we completed private placements of units and received aggregate proceeds of approximately $11.0 million. We have received approximately $2.0 million of the proceeds from the private placement. The release from escrow of the remaining $9.0 million of proceeds is subject to the completion of a “Qualified Transaction” or approval of the lead investor in the private placements. A Qualified Transaction may involve the acquisition of a business that is not related to our current operations described in this report (See “Liquidity and Capital Resources – Private Placements”).

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

Accounting for Preferred Stock and Warrant transactions.  The Company issued units consisting of Series A Preferred Shares and warrants and subsequently remeasured and exchanged the warrants for Series B Preferred Shares. Determining the fair value of the securities in these transactions requires significant judgment, including adjustments to quoted share prices and expected stock volatility. Such estimates may significantly impact our results of operations and losses applicable to common stockholders.

Commitments and Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable. We record associated legal fees as incurred.

Results of Operations

Three months ended April 30, 2015 versus three months ended April 30, 2014

Net Revenues. Net revenues for the three months ended April 30, 2015 decreased approximately 47% to $1.7 million from $3.2 million in the comparable quarter last year. The decrease was due to lower sales of Zumba titles. In the prior-year period, we released Zumba World Party during our first quarter. We did not release a new Zumba title in the current-year period. Overall Zumba sales accounted for 48% of revenues in the prior-year period. In addition, since April 30, 2014, we have substantially reduced development and distribution activities for packaged software generally and released fewer titles in the current period. Revenues from games distributed digitally amounted to $0.4 compared to $0.5 the same period last year.

Gross Profit. Gross profit for the three months ended April 30, 2015 was approximately $0.8 million compared to a gross profit of approximately $0.1 million in the same period last year. The increase in gross profit reflects higher cost of sales for Zumba and other sales affecting the prior-year period as discussed above. Gross profit as a percentage of net sales was 47% for the three months ended April 30, 2015, compared to 2% for the three months ended April 30, 2014. The increase in gross profit as a percentage of sales was primarily due to the portion of total revenues represented by revenues from digital distribution, which has a higher gross margin relative to sales due to the lack of cost of physical goods distribution and amortization of development costs. In the prior year, costs of sales included significant higher amortization of software development costs of Zumba and higher customer allowances.

Product Research and Development Expenses. Product research and development expenses were less than $0.1 million for the three months ended April 30, 2015, compared to approximately $0.4 million of expenses for the same period in 2014, reflecting the effects of workforce reductions in 2014 and limited spending on third-party development projects.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $0.2 million for the three months ended April 30, 2015, compared to approximately $1.1 million for the three months ended April 30, 2014. The decrease was primarily due to lower personnel costs and other marketing and distribution activities related to the Company’s games generally.

General and Administrative Expenses. For the three-month period ended April 30, 2015, general and administrative expenses amounted to $1.3 million, compared to $1.8 million for the three months ended April 30, 2014. The decrease reflects lower compensation costs, rent and other overhead costs, and certain consulting and professional fees and related support expenses. The decreases were partially offset by greater legal fees associated with financing activities.

Workforce Reduction. For the three-month period ended April 30, 2015, we incurred workforce reduction costs of $0.6 million pertaining to severance costs, including primarily severance costs for finance and legal executives and other personnel. There were no such costs in the prior-year period

Operating loss. Operating loss for the three months ended April 30, 2015 was approximately $1.4 million, compared to an operating loss of $3.4 million in the comparable period in 2014, primarily reflecting expense reductions in development and marketing activities.

Loss from equity method investment. We recorded a loss of approximately $0.2 million in the three months ended April 30, 2014 for our 50% share of losses incurred by our GMS joint venture in the period. We sold our investment in GMS in November 2014. Accordingly, there was no effect of GMS operations on the current-year period.

Extinguishment of liabilities. During the three months ended April 30, 2015, the Company recognized a gain on extinguishment of liabilities of $0.5 million. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations and modified the terms of certain licenses and distribution agreements. There was no such activity in the prior-year period.

Change in fair value of warrant liability. In our December 2014 private placement of units consisting of preferred stock and warrants, we issued warrants containing certain contingent settlement terms not indexed to our own stock. Prior to the exchange of the warrants, we accounted for the warrants as liabilities, re-measured their fair value through the date of the exchange and recognized related losses on a current basis. In the three months ended April 30, 2015, we recognized a loss of $0.8 million reflecting an increase in our stock price from the issuance date of the warrant to April 30, 2015.

Income Taxes. In the three months ended April 30, 2015 and 2014, our income tax expense was not significant, representing primarily minimum state income taxes.

Six months ended April 30, 2015 versus six months ended April 30, 2014

Net Revenues. Net revenues for the six months ended April 30, 2015 decreased approximately 79% to $5.2 million from $25.2 million in the comparable quarter last year. The decrease was due to lower sales of Zumba titles, including a decrease in Zumba revenue from Europe. In the prior-year period, we released Zumba World Party and Zumba Kids. We did not release a new Zumba title in the current-year period. Overall Zumba sales accounted for 69% of revenues in the prior-year period. In addition, since April 30, 2014, we have substantially reduced development and distribution activities for packaged software generally and released fewer titles in the current period. Revenues from games distributed digitally increased to $1.3 million compared to $1.0 million in the same period last year primarily due to the release of Costume Quest 2 and Slender: The Arrival, on various digital platforms including Steam, Sony Playstation Network and Microsoft XBLA.

Gross Profit. Gross profit for the six months ended April 30, 2015 was approximately $2.2 million compared to a gross profit of approximately $3.5 million in the same period last year. The decrease in gross profit reflects lower Zumba and other sales as discussed above. Gross profit as a percentage of net sales was 42% for the six months ended April 30, 2015, compared to 14% for the six months ended April 30, 2014. The increase in gross profit as a percentage of sales was primarily due to the portion of total revenues represented by revenues from digital distribution, which has a higher gross margin relative to sales due to the lack of cost of physical goods distribution. In the prior year, costs of sales included significant higher amortization of software development costs of Zumba and higher customer allowances.

Product Research and Development Expenses. Product research and development expenses were less than $0.1 million for the six months ended April 30, 2015, compared to approximately $1.7 million of expenses for the same period in 2014, reflecting the effects of workforce reductions in 2014 and limited spending on third-party development projects.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $0.6 million for the six months ended April 30, 2015, compared to $5.2 million for the six months ended April 30, 2014. The decrease was primarily due to lower personnel costs and other marketing and distribution activities related to the Company’s games generally. In addition, the prior-year period included advertising costs related to the release of Zumba games.

General and Administrative Expenses. For the six-month period ended April 30, 2015, general and administrative expenses amounted to approximately $3.0 million, compared to $3.9 million for the six months ended April 30, 2014. The decrease reflects lower compensation costs, consulting and professional fees and related support expenses, partially offset by greater legal fees related to financing activities.

Workforce Reduction. For the three-month period ended April 30, 2015, we incurred workforce reduction costs of $0.7 million pertaining to severance costs, including primarily severance costs for finance and legal executives and other personnel. There were no such costs in the prior-year period

Operating loss. Operating loss for the six months ended April 30, 2015 was approximately $2.3 million, compared to an operating loss of approximately $7.5 million in the comparable period in 2014, primarily reflecting expense reductions in development and marketing activities.

Loss from equity method investment. We recorded a loss of approximately $0.4 million in the six months ended April 30, 2014 for our 50% share of losses incurred by our GMS joint venture in the period. We sold our investment in GMS in November 2014. Accordingly, there was no effect of GMS operations on the current-year period.

Extinguishment of liabilities. During the six months ended April 30, 2015, the Company recognized a gain on extinguishment of liabilities of $1.1 million. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations and modified the terms of certain licenses and distribution agreements. There was no such activity in the prior-year period.

Net Gains on asset sales. During the six months ended April 30, 2015, the Company recognized a $0.1 million net gain from the sale of certain game rights and from the sale of office furniture and equipment upon the move to a smaller office. There was no such activity in the prior-year period.

Change in fair value of warrant liability. In our December 2014 private placement of units consisting of preferred stock and warrants, we issued warrants containing certain contingent settlement terms not indexed to our own stock. Prior to the exchange of the warrants, we account for the warrants as liabilities, re-measured their fair value through the date of the exchange and recognized related losses on a current basis. In the six months ended April 30, 2015, we recognized a loss of $1.6 million reflecting an increase in our stock price from the issuance date of the warrants to April 30, 2015.

Income Taxes. In the six months ended April 30, 2015 and 2014, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of April 30, 2015, our cash and cash equivalents balance was $9.1 million and our working capital was approximately $5.6 million, compared to cash and equivalents of $7.2 million and working capital of $5.4 million at October 31, 2014. The increase in cash primarily reflects the sale of inventory and collection of accounts receivable in the six months ended April 30, 2015. In addition, we received approximately $0.8 million of net proceeds from our December 2014 private placement of units and received cash proceeds from the sale of certain games in development and our interest in GMS.

In recent quarters, we have generally used cash and working capital balances to fund periodic operating losses due to declining revenues which we attribute to three factors: 1) the introduction of competing “freemium” games on competing handheld devices such as the Apple iphone or itouch, and Android powered devices; 2) a shift in game distribution from retail to digital downloads; and 3) a decline in the popularity of motion based fitness games including games we publish under the Zumba fitness brand. As a result of these factors we have reduced our operating expenses, including the reduction of game production and marketing personnel, and have eliminated substantially all of our new game development activities. We are evaluating various strategic alternatives to maximize company value including the acquisition of businesses that are not related to our existing video game operations. Additionally, we have entered into financing transactions for which we have received approximately $1.6 million in cash, with another $9.0 million available if the Company satisfies certain conditions including, among other things, the completion of a business acquisition which meets the criteria of a “qualified transaction” as defined in the applicable subscription agreements, (see “-Private Placements” below for further information). There is no assurance that we will meet any of the criteria. Additionally, the terms of the private placements restrict us from seeking funding from other sources as long as the preferred shares are outstanding, without the required consent of such shares.

The factors above raise substantial doubt about our ability to continue as a going concern. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty. As of April 30, 2015, we believe that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months.

Private Placements

The private placements described below were completed in December 2014 and May 2015. A substantial portion of the proceeds of these offerings remain subject to escrow agreements pending the satisfaction of release conditions, generally related to potential future asset acquisitions and financing activities and are not currently available to fund operations.

December 2014

On December 17, 2014, pursuant to subscription agreements (the “December Subscription Agreements”) entered into with certain accredited investors (the “December Investors”) the Company completed a private placement of $6.0 million of units (the “December Units”) at a purchase price of $0.68 per December Unit, with each December Unit consisting of one share of the Company’s 0% Series A Convertible Preferred Stock (the “Series A Preferred Shares”) and a five year warrant (the “December Warrants”) to purchase one share of the Company’s common stock at an initial exercise price of $0.68 per share (such issuance and sale the “December Private Placement”). The December Warrants were subsequently exchanged for shares of our 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and shares of our common stock.

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of the of such Series A Preferred Share, plus all accrued and unpaid dividends, if any, on such Series A Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Series A Preferred Share is $0.68 and the initial conversion price is $0.68 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of Majesco Entertainment Company (the “Series A Certificate of Designations”), the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the December Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no interest.

The holders of Series A Preferred Shares shall vote together with the holders of common stock on all matters on an as if converted basis, subject to certain limitations described in the Series A Certificate of Designations and the beneficial ownership limitation described below, and shall not vote as a separate class. At no time may all or a portion of the Series A Preferred Shares be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock which would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time; provided, however, that upon the holder may waive the 4.99% limitation at which time such holder may not own more than 9.99% beneficial ownership.

The proceeds of the offering and certificates representing the securities underlying the December Units issued in the offering were deposited into an escrow account (the “December Escrow Amount”) with Signature Bank as the escrow agent (the “December Escrow Agent”) pursuant to an escrow agreement (the “December Escrow Agreement”) dated December 17, 2014, by and between the Company, the lead investor in the unit financing and the December Escrow Agent, and certificates representing the December Warrants and a record of the Series A Preferred Shares sold in the December Private Placement, were deposited and recorded with the Company’s corporate secretary (the “December Securities Escrow Agent”) to be held in escrow. Upon the closing of the December Private Placement on December 17, 2014 (such date, the “December Closing Date”), $1.0 million of the December Escrow Amount was released by the December Escrow Agent to the Company in exchange for the release of $1.0 million of December Units by the December Securities Escrow Agent. Following the December Closing Date, the remaining $5.0 million may be released, in one or multiple tranches, by the December Escrow Agent to the Company in exchange for the release of $5.0 million of December Units by the December Securities Escrow Agent to the December Investors, if either, (i) the lead investor has approved the release, (ii) the approval of the requisite number of December Investors has been obtained, (iii) the Company has executed definitive binding documents for certain transactions, as described in the December Subscription Agreements, and such transaction(s) are to close contemporaneously with the release or (iv) the following conditions are present: (a) nine months has elapsed from the December Closing Date and release is approved by each of the directors appointed at closing (being the non-continuing directors); (b) no subsequent release of the December Escrow Amount has been consummated; and (c) no more than $1.0 million is released (the “December Release Conditions”). The holders of the Series A Preferred Shares issued and held in escrow can vote the shares subject to the limitations described below. In the event that on and as of the twelve month anniversary of the December Closing Date none of the December Release Conditions have been satisfied, the December Escrow Agent shall return $5.0 million to the December Investors, without interest or deduction, and the December Securities Escrow Agent shall return the December Units to the Company for cancellation.

On April 30, 2015, pursuant to warrant exchange agreements, the Company retired the 8,823,529 December Warrants issued in the December Private Placement, including both the December Warrants released to the December Investors on the December Closing Date and the December Warrants subject to the escrow conditions, in exchange for shares of common stock or Series B Preferred Shares, in lieu of shares of common stock equal, on an as-converted basis, to the number of shares of common stock that would have otherwise been received by the holder, if such issuance would result in the recipient holder exceeding certain thresholds. An aggregate of 6,302,525 shares of common stock, which amount includes the shares of common stock issuable upon conversion of the Series B Preferred Shares, were issuable in connection with the exchange agreements.

The Series B Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of the of such Series B Preferred Share, plus all accrued and unpaid dividends, if any, on such Series B Preferred Shares, as of such date of determination, divided by the conversion price. The Company is prohibited from effecting a conversion of the Series B Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to such beneficial ownership limitations, each holder is entitled to vote on all matters submitted to stockholders of the Company on an as converted basis.  Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of Majesco Entertainment Company (the “Series B Certificate of Designations”), the Series B Preferred Shares will rank junior to the Series A Preferred Shares and will bear no interest.

May 2015

On May 15, 2015 (the “May Closing Date”), the Company closed an additional sale of $5.05 million of units (the “May Units”), pursuant to separate subscription agreements (the “May Subscription Agreements”) with accredited investors (the “May Investors”) entered into on April 29, 2015, at a purchase price of $1.20 per Unit.  Each May Unit consists of one share (the “Shares”) of the Company’s common stock, provided that, if the issuance of any such Shares would have resulted in the recipient May Investor owning in excess of 4.99% of the Company’s issued and outstanding common stock, then such May Investor could elect to receive shares of the Company’s 0% Series C Convertible Preferred Stock (the “Series C Preferred Shares”) in lieu of Shares that are, on an as converted basis, equal to one share of common stock for every May Unit purchased, and a three-year warrant (the “May Warrants”) to purchase one share of the Company’s common stock at an exercise price of $1.40 per share (such sale and issuance, the “May Private Placement”).  Of the $5.050 million of May Units sold, approximately $3.1 consisted of Series C Preferred Shares.

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Share, plus all accrued and unpaid dividends, if any, on such Series C Preferred Share, as of such date of determination, divided by the conversion price.  The stated value of each Series C Preferred Share is $120 and the initial conversion price is $1.20 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.  In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions and provided that the conversion price may not be reduced to less than $0.86, unless and until such time as the Company obtains shareholder approval to allow for a lower conversion price.  The Company is prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such Investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series C Preferred Shares.  Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series C Convertible Preferred Stock of Majesco Entertainment Company (the “Series C Certificate of Designations”), the Series C Preferred Shares bear no interest and shall rank junior to the Company’s Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

The May Warrants are exercisable, at any time, following the date the May Warrants are issued, at a price of $1.40 per share, subject to adjustment, and expire three years from the date of issuance. The holders may, subject to certain limitations, exercise the May Warrants on a cashless basis. The Company is prohibited from effecting an exercise of any May Warrant to the extent that, as a result of any such exercise, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of such May Warrant, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  In addition, since the May Private Placement was undertaken pursuant to the stockholder approval previously received, pursuant to which the maximum number of securities approved for issuance was 5,000,000 shares of common stock, the May Warrants also include a provision that prevent their full exercise unless and until further stockholder approval is received to exceed such issuance amount.  The May Warrants are also subject to certain adjustments upon certain actions by the Company as outlined in the May Warrants.

The offering was made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).  On the May Closing Date the Company entered into separate registration rights agreements (the “May Registration Rights Agreement”) with each of the May Investors, pursuant to which the Company will undertake to file a registration statement to register the Shares and the common stock issuable upon the conversion of the Series C Preferred Shares, within thirty days following the May Closing Date, to cause such registration statement to be declared effective by the Securities and Exchange Commission within ninety days of the filing day and to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144.  In the event the Company fails to file, or obtain effectiveness of, such registration statement with the given period of time, the Company will be obligated to pay liquidated damages to the May Investors for every thirty days during which such filing is not made and/or effectiveness obtained, such fee being subject to certain exceptions.

The proceeds of the May Private Placement were deposited into an escrow account (the “May Escrow Amount”) with Signature Bank, as escrow agent (the “May Escrow Agent”) pursuant to an escrow agreement (the “May Escrow Agreement”), entered into by and between the Company, the lead investor (as defined in the May Subscription Agreement) and the May Escrow Agent, and certificates representing the May Warrants and a record of the Shares and Series C Preferred Shares, sold in the May Private Placement were deposited and recorded with the Company’s corporate secretary (the “May Securities Escrow Agent”) to be held in escrow. On the May Closing Date, twenty percent (20%) of the May Escrow Amount ($1.01 million) was released by the May Escrow Agent to the Company in exchange for the release of twenty percent (20%) of May Units by the May Securities Escrow Agent to the May Investors.  Following the May Closing Date, in one or multiple tranches, the remaining eighty percent (80%) of the May Escrow Amount ($4.04 million) will be released by the May Escrow Agent to the Company and the corresponding percentage of May Units shall be released to the May Investors, provided that, either, (i) the lead investor has approved the release or (ii) the Company has satisfied certain conditions precedent as described in the May Subscription Agreements.

Factoring and Purchase Order Financing.

We factor a portion of our receivables from sales of packaged software. Under our factoring agreement, we have the ability to take cash advances against eligible outstanding accounts receivable. In 2015, the terms of our factoring agreement were amended to remove availability for inventory balances, The factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at April 30, 2015.

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

In addition, we may request that the factor provide us with cash advances based on our accounts receivable and inventory. The factor may either accept or reject our request for advances at its discretion. Generally, the factor allowed us to take advances in an amount equal to 70% of net accounts receivable. Occasionally, the factor allows us to take advances in excess of these amounts for short-term working capital needs. These excess amounts are typically repaid within a 30-day period. At April 30, 2015, we had no advances outstanding and limited availability based on our accounts receivable and customer credit balances.

Manufacturers require us to present a letter of credit, or pay cash in advance, in order to manufacture the products required under a purchase order. A purchase order financing agreement we maintained with a finance company expired in March 2015 and due to the decline in our retail business we did not seek to renew it. We will pay cash in advance instead of utilizing purchase order financing for future purchases.

Advances from Customers. On a case by case basis, distributors and other customers have agreed to provide us with cash advances on their orders. These advances are then applied against future sales to these customers. In exchange for these advances, we generally offer these customers beneficial pricing or other considerations.

Commitments and Contingencies.

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC against Microsoft Corporation and the Company. The complaint alleges that Kinect and certain Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. Intelligent Verification Systems is seeking injunctive relief and monetary damages of approximately $2.7 million for the alleged infringement. In April 2015, the parties, by stipulation, agreed to entry of an order for summary judgment in favor of defendants, in the United Stated District Court for the Eastern District of Virginia following a Court ruling that recommended excluding plaintiff’s damages expert. The Court is expected to enter an order for summary judgment in favor of the defendants. We have been informed that plaintiff intends to appeal the decision of the Court to exclude its damages expert. The Company intends, in conjunction with Microsoft, to continue to defend itself against the claim. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against the Company, along with Microsoft, Nintendo and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff claims he has been damaged by the Company in the amount of $1.3 million. The Company intends to defend itself against the claim. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

In addition to the items above, we at times may be a party to claims and suits in the ordinary course of business. We record a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. We have not recorded a liability with respect to the matters above. While we believe that we have valid defenses with respect to the legal matters pending and intend to vigorously defend the matters, given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of the matter could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Commitments under development agreements amounted to $0.7 million at April 30, 2015.

Off-Balance Sheet Arrangements

As of April 30, 2015, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $9.1 million as of April 30, 2015 compared to $7.2 million at October 31, 2014 and working capital as of April 30, 2015 was $5.6 million compared to $5.4 million at October 31, 2014. Due to our lower factored accounts receivable balances, amounts available to us under our factoring agreement were not significant at April 30, 2015.

Operating Cash Flows. Our principal operating source of cash is revenue from distribution of our interactive entertainment products, net of royalty and revenue-share payments to licensors, developers and publishers. During fiscal 2014, we reduced our development and marketing activities and distributed a greater number of games published by others, compared to prior years. Accordingly, the portion of operating cash flows used for associated working capital requirements, including pre-release development and costs incurred to manufacture, sell and market our games has generally been reduced. We received $0.9 million of cash inflows from operations during the six months ended April 30, 2015, primarily reflecting the liquidation of prior inventory balances and collection of accounts receivable.

Investing Cash Flows. Cash provided by investing activities in the six months ended April 30, 2015 amounted to $0.2 million, reflecting proceeds from the sale of certain game rights.

Financing Cash Flows. Net cash provided by financing activities for the six months ended April 30, 2015 reflects net proceeds from the private placement of units described above.

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

The Company implemented certain changes to its internal controls over financial reporting to account for the downsizing of its workforce during the six months ended April 30, 2015 and relocation of its offices to a smaller location. The changes related primarily to internal information processing and communication, including information technology, the re-assignment of responsibility for the performance procedures, including key controls, to new personnel and the modification of review procedures. In addition, the registrant’s Chief Financial Officer and its General Counsel, Senior Vice President Business and Legal Affairs and Secretary resigned as of March 17, 2015. The registrant will evaluate the effect of these changes on its internal controls over financial reporting during the next fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 30, 2015)

10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 30, 2015)

10.2	2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 1, 2015)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY

/s/ Jesse Sutton
Jesse Sutton
Chief Executive Officer
Date: June 15, 2015

