Form 10-Q
period 2015-07-31
MAJESCO ENTERTAINMENT CO
filed 2015-09-14
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of September 8, 2015, there were 9,665,701 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 31, 2015	October 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,584	$7,196
Accounts and other receivables	323	1,597
Inventory	-	1,292
Capitalized software development costs and license fees	258	674
Advances to GMS Entertainment Limited	-	250
Prepaid expenses and other current assets	136	249
Total current assets	9,301	11,258
Property and equipment, net	48	198
Total assets	$9,349	$11,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,133	$4,427
Payable to Zift	400	-
Due to distribution partners	-	1,286
Customer credits	-	171
Advances from customers and deferred revenue	-	21
Total current liabilities	2,533	5,905
Other liabilities	50	-
Total liabilities	2,583	5,905
Commitments and contingencies
Stockholders’ equity:
0% Series A Convertible Preferred stock – 8,830,000 shares authorized, 8,776,968 shares outstanding including 7,352,939 shares subject to escrow agreements, with an aggregate liquidation preference of $5,968	2,146	-
0% Series B Convertible Preferred stock – 54,250 shares authorized, 54,201.71 shares outstanding	4,569	-
0% Series C Convertible Preferred stock – 26,000 shares authorized, 25,763.53 shares outstanding including 20,610.80 shares subject to escrow agreements	2,010	-
Common stock — $.001 par value; 250,000,000 shares authorized; 9,665,701 and 6,620,660 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	10	7
Escrowed proceeds	(9,040)	-
Additional paid-in capital	129,817	125,271
Accumulated deficit	(122,746)	(119,727)
Net stockholders’ equity	6,766	5,551
Total liabilities and stockholders’ equity	$9,349	$11,456

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
Net revenues	$1,091	$2,911	$6,267	$28,085
Cost of sales
Product costs	249	1,173	2,319	10,388
Software development costs and license fees	118	597	1,070	13,106
Total cost of sales	367	1,770	3,389	23,494
Gross profit	724	1,141	2,878	4,591
Operating costs and expenses
Product research and development	37	377	92	2,043
Selling and marketing	142	953	752	6,134
General and administrative	1,145	2,004	4,194	5,897
Workforce reduction	127	-	840	-
Depreciation and amortization	7	117	57	304
Total operating costs and expenses	1,458	3,451	5,935	14,378
Operating loss	(734)	(2,310)	(3,057)	(9,787)
Other expenses (income)
Interest and financing costs (income)	(4)	79	55	284
Loss from equity method investment	-	1,494	-	1,907
Gain on extinguishment of liabilities	(415)	(1,159)	(1,465)	(1,159)
Gains on asset sales, net	(50)	-	(178)	-
Change in fair value of warrant liability	-	-	1,547	-
Loss before income taxes	(265)	(2,724)	(3,016)	(10,819)
Income taxes	-	3	3	5
Net loss	(265)	(2,727)	(3,019)	(10,824)
Conversion features accreted as dividends	17	-	2,252	-
Net loss attributable to common shareholders	$(282)	$(2,727)	$(5,271)	$(10,824)
Net loss attributable to common shareholders per share:
Basic	$(0.04)	$(0.44)	$(0.76)	$(1.69)
Diluted	$(0.04)	$(0.44)	$(0.76)	$(1.69)
Weighted average shares outstanding:
Basic	7,784,707	6,206,647	6,978,375	6,397,394
Diluted	7,784,707	6,206,647	6,978,375	6,397,394

See accompanying notes to condensed consolidated financial statements

4

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
Net loss	$(265)	$(2,727)	$(3,019)	$(10,824)
Other comprehensive income
Foreign currency translation adjustments	-	7	-	111
Other comprehensive income	-	7	-	111
Comprehensive loss	$(265)	$(2,720)	$(3,019)	$(10,713)

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,019)	$(10,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	1,547	-
Depreciation and amortization	57	304
Loss from equity method investment	-	1,907
Non-cash compensation expense	833	928
Provision for price protection	41	2,907
Amortization of capitalized software development costs and license fees	416	9,654
Offering costs expensed	120	-
Impairment losses		194
Provision for excess inventory	65	561
Gain on extinguishment of liabilities, net	(1,465)	(1,159)
Gain on asset sales, net	(178)	-
Changes in operating assets and liabilities:
Accounts and other receivables	1,233	878
Inventory	1,227	2,678
Capitalized software development costs and license fees	-	(4,125)
Advance payments for inventory	57	1,052
Prepaid expenses and other assets	57	2,557
Accounts payable and accrued expenses	(1,655)	(1,505)
Customer credits	(171)	705
Advances from customers and deferred revenue	(21)	(6,827)
Net cash used in by operating activities	(856)	(115)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(331)
Repayments from (advances to) GMS	250	(230)
Proceeds from sale of assets	220	-
Net cash provided by (used in) investing activities	470	(561)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of inventory financing	-	(1,764)
Net proceeds from sale of units	1,786	-
Income tax withholding from stock compensation	(12)	(7)
Net cash provided by (used in) financing activities	1,774	(1,771)
Effect of exchange rates on cash and cash equivalents	-	(1)
Net increase (decrease) in cash and cash equivalents	1,388	(2,448)
Cash and cash equivalents — beginning of period	7,196	13,385
Cash and cash equivalents — end of period	$8,584	$10,937
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest and financing costs	$141	$300
Cash paid during the period for income taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES
Warrant liability reclassified to additional paid-in capital upon exchange	$5,312	$-

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

The Company is a provider of video game products primarily for the casual-game consumer and has published video games for interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. It has historically sold its products through two sales channels, retail and digital. It has sold packaged software to large retail chains, specialty retail stores, video game rental outlets and distributors and through digital distribution for platforms such as Xbox Live Arcade, PlayStation Network, or PSN, and Steam, and for mobile devices and online platforms. In July 2015, the Company transferred retail distribution activities, assets and obligations to a company owned by its former chief executive officer. See Note 18.

The Company’s video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, the Company has focused on publishing more lower-cost games targeting casual-game consumers and independent game developer fans. In some instances, the Company’s titles are based on licenses of well-known properties and, in other cases, original properties. The Company enters into agreements with content providers and video game development studios for the creation of our video games.

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

Revenue Recognition. The Company has recognized revenue upon the shipment of its products when: (1) title and the risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products have been sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Some of the Company’s software products provide limited online features at no additional cost to the consumer. Generally, such features have been considered to be incidental to the Company’s overall product offerings and an inconsequential deliverable. Accordingly, the Company does not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying the Company’s revenue recognition policy.

The Company generally sold its products to retailers and distributors on a no-return basis, although in certain instances, the Company provided price protection or other allowances on certain unsold products. Price protection, when granted and applicable, allows customers a partial credit against amounts they owe the Company with respect to merchandise unsold by them. Revenue is recognized, and accounts receivable is presented, net of estimates of these allowances.

The Company estimated potential future product price protection and other allowances related to current period product revenue. The Company analyzed historical experience, current sell through of retailer inventory of the Company’s products, current trends in the video game market, the overall economy, changes in customer demand and acceptance of the Company’s products and other related factors when evaluating the adequacy of price protection and other allowances.

Sales incentives or other consideration given by the Company to customers that were considered adjustments of the selling price of its products, such as rebates and product placement fees, were reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for benefits received, such as the appearance of the Company’s products in a customer’s national circular ad, are reflected as selling and marketing expenses, in accordance with Accounting Standards Codification (“ASC”) 605-50, Customer Payments and Incentives.

In certain instances, customers and distributors provided the Company with cash advances on their orders. These advances are then applied against future sales to these customers. Advances were classified as advances from customers and deferred revenue in the accompanying balance sheets.

The Company’s software products are sold as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

When the Company operates hosted online games in which players can play for free and purchase virtual goods for use in the games, it recognizes revenues from the sale of virtual goods as service revenues over the estimated period in which players use the game. It currently estimates these periods of use to be three to four months. The Company periodically assesses its estimates for this period of use and future increases or decreases in these estimates and adjusts recognized revenues prospectively. The Company also recognizes advertising revenue as ads are served. The Company has not earned significant revenue to date related to hosted online games or advertising.

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

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the supply and manufacturing of the Company’s products. In addition, for the three and nine months ended July 31, 2015, sales of the Company’s Zumba Fitness games accounted for approximately 25% and 29% of net revenues, respectively, and for the three and nine months ended July 31, 2014, sales of the Company’s Zumba Fitness games accounted for approximately 13% and 63% of net revenues, respectively. Revenue from the licensing of packaged software in Europe accounted for less than 10% of total revenue in the nine months ended July 31, 2015 and approximately 12% of total revenue in the nine months ended July 31, 2014.

Recent Accounting Pronouncements.

Revenue. In May 2014, the FASB issued an Accounting Standards Update creating a new Topic 606, Revenue from Contracts with Customers, which broadly establishes new standards for the recognition of certain revenue and updates related disclosure requirements. The update becomes effective for the Company on November 1, 2018. The Company is reviewing the potential impact of the statement on its financial position, results of operations, and cash flows.

3. FAIR VALUE

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	July 31, 2015	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$6,505	$6,505	$—	$—
Bank deposits	2,079	2,079	—	—
Total financial assets	$8,584	$8,584	$—	$—

	October 31, 2014	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$6,099	$6,099	$—	$—
Bank deposits	1,097	1,097	—	—
Total financial assets	$7,196	$7,196	$—	$—

Prior to the April 2015 exchange transaction described in Note 11, the Company had outstanding warrants that contained re-pricing provisions for “down-round” issuances and other events not indexed to the Company’s own stock and were classified as liabilities in the Company’s consolidated balance sheets. The Company recognized these warrants as liabilities at their fair value and re-measured them through the date of their exchange in April 2105. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition.

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

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the nine months ended July 31, 2015 is presented below:

Nine months ended July 31, 2015
Beginning balance	$-
Issuance of warrants	3,765
Change in fair value of warrant liability	1,547
Settlement of warrants	(5,312)
Ending balance	$-

Assumptions used to determine the fair value of the warrants in the nine months ended July 31, 2015 were:

Market price of common stock	$0.59-$1.26
Expected warrant term	4.5-5.0 years
Risk-free rate	1.0% -1.7%
Expected volatility	80%
Dividend yield	0%
Probability of certain litigation costs at each of three pricing thresholds	0-33%
Probability of future down-round financing	0-50%
Stock price discount	0-41%

The carrying value of accounts receivable, accounts payable and accrued expenses, customer credits, due to distribution partners and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. DUE FROM FACTOR AND CUSTOMER CREDITS, NET

Due from factor and customer credits, net, consists of the following:

	July 31, 2015	October 31, 2014
Outstanding accounts receivable sold to factor	$-	$3,277
Less: customer allowances	-	(1,110)
Less: provision for price protection	-	(2,338)
(Customer credits)/Due from Factor	$-	$(171)

In July 2015, the Company transferred assets and obligations related to its retail distribution activities to a company owned by its former chief executive officer. During the quarter ended July 31, 2015, the Company settled certain of its remaining outstanding customer allowances with retailers and distributors with cash payments. In addition, the Company eliminated its provisions for future price protection. See note 18.

Outstanding accounts receivable sold to the factor as of July 31, 2015 and October 31, 2014 for which the Company retained credit risk amounted to $0 and $164, respectively. As of July 31, 2015 and October 31, 2014, there were no allowances for uncollectible accounts. Allowances include provisions for customer payments and incentives deductible in future periods. As of October 31, 2014, customer allowances and provisions for price protection exceeded outstanding accounts receivable sold to the Company’s factor. The excess is classified as a liability in the accompanying balance sheet.

5. ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	July 31, 2015	October 31, 2014
Trade accounts receivable, net of allowances of $0	$245	$1,597
Other accounts receivable	78	-
Total accounts and other receivables, net	$323	$1,597

6. INVENTORIES

Inventories consist of the following:

	July 31, 2015	October 31, 2014
Finished goods	$-	$1,245
Packaging and components	-	47
Total inventories	$-	$1,292

In July 2015, the Company transferred assets and obligations related to its retail distribution activities to a company owned by its former chief executive officer, including its remaining inventory. See note 18.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	July 31, 2015	October 31, 2014
Advance payments for inventory	$-	$57
Prepaid rent	7	72
Prepaid insurance	80	98
Other	49	22
Total prepaid expenses and other current assets	$136	$249

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	July 31, 2015	October 31, 2014
Computers and software	$61	$1,239
Furniture and equipment	78	402
Leasehold improvements	-	150
Total property and equipment, gross	139	1,791
Accumulated depreciation	(91)	(1,593)
Total property and equipment, net	$48	$198

In the nine months ended July 31, 2015, in connection with the expiration of its prior facilities lease and its relocation, the Company disposed of property and equipment with a net book value of $92 and received proceeds of $20 from the sale of certain of the property and equipment, The $72 loss on the disposals is included in gains on asset sales, net. In addition, the Company recorded a gain of $200 on the transfer of certain game rights.

9. INVESTMENT IN GMS ENTERTAINMENT LIMITED

In the fiscal year ended October 31, 2013, the Company formed GMS, an Isle of Man company, with a third party to pursue online casino gaming. The Company accounted for GMS on the equity method as a corporate joint venture. In the three and nine months ended July 31, 2014, the Company’s share of GMS’s net loss was $175 and $588, respectively, which is included in loss from equity method investment in the statement of operations. In the three months ended July 31, 2014, the Company determined that a loss in the value of GMS had occurred that was other than a temporary decline. Accordingly, the Company reduced the carrying value of its investment to its estimated fair value and recognized a loss of $1,319, which is included in loss from equity method investment. In the full fiscal year ended October 31, 2014 the Company recorded operating losses and impairments reducing the carrying amount of its investment in GMS to $0 and its advances receivable from GMS to $250 as of October 31, 2014. In November 2014, the Company sold its investment in GMS, including its preferred stock investment and receivables from working capital advances to its joint venture partner, and received $250 in cash.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES; DUE TO DISTRIBUTION PARTNERS

Accounts payable and accrued expenses consist of the following:

	July 31, 2015	October 31, 2014
Accounts payable-trade	$578	$1,403
Royalties, fees and development	472	1,859
Salaries and other compensation	676	867
Other accruals	407	298
Total accounts payable and accrued expenses	$2,133	$4,427

During the three and nine months ended July 31, 2015, the Company recognized gains on the extinguishment of liabilities related to certain accounts payable balances and claims for license fees and services that the Company determined would never be paid because they were no longer being pursued for payment and had passed the statute of limitations. In addition, the Company modified certain of its agreements with licensors, distribution partners and other vendors which reduced Company liabilities, generally in exchange for reduced or terminated license or distribution rights and current cash payment.

Salaries and other compensation include accrued payroll expense, accrued incentive compensation and employer 401K plan contributions.

Due to distribution partners represents amounts due to publishers for games distributed by the Company as an agent.

11.  STOCKHOLDERS’ EQUITY

December Units and Series A Preferred Shares

On December 17, 2014, pursuant to subscription agreements (the “December Subscription Agreements”) entered into with certain accredited investors (the “December Investors”) the Company completed a private placement of $6,000 of units (the “December Units”) at a purchase price of $0.68 per Unit, with each December Unit consisting of one share of the Company’s 0% Series A Convertible Preferred Stock (each a “Series A Preferred Share”) and a five-year warrant (each a “December Warrant”) to purchase one share of the Company’s common stock at an initial exercise price of $0.68 per share (such issuance and sale, the “December Private Placement”). The December Warrants were subsequently exchanged for shares of the Company’s 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and shares of the Company’s common stock (see below).

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series A Preferred Share, plus all accrued and unpaid dividends, if any, on such Series A Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $0.68 and the initial conversion price is $0.68 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of its common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of Majesco Entertainment Company (the “Series A Certificate of Designations”), the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no dividends.

The holders of Series A Preferred Shares shall vote together with the holders of common stock on all matters on an as if converted basis, subject to certain limitations described in the Series A Certificate of Designations and the ownership limitations described below, and shall not vote as a separate class. At no time may all or a portion of the Series A Preferred Shares be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock which would result in such Holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time; provided, however, that the holder may waive the 4.99% limitation at which time he may not own beneficially own more than 9.99% of all the common stock outstanding at such time.

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

The remaining net proceeds of $318 were allocated to the Series A Preferred Shares. The Series A Preferred Shares do not represent an unconditional obligation to be settled in a variable number of shares of common stock, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the Series A Preferred Shares are considered equity hosts and recorded in stockholders’ equity. As of July 31, 2015, the Series A Preferred Shares released by the Company are convertible into 1,470,588 shares of common stock based on the current conversion rate.

Upon stockholder approval in March 2015 of full conversion provisions of the escrowed December Warrants, the Company recorded a warrant liability and a discount on the Series A Preferred Shares amounting to $3,162, based on the estimated fair value of the warrants. The Company re-measured the fair value of the December Warrants through the date of their exchange and recorded related losses in its statement of operations. In the nine months ended July 31, 2015, the Company recorded a change in fair value of $1,547 related to the increase in the fair value of the December Warrants during the periods. In addition, upon shareholder approval of the full conversion provisions of the escrowed Series A Preferred Shares, the carrying value of such Series A Preferred Shares, net of proceeds remaining in escrow was reclassified to paid-in capital. The Company recorded a beneficial conversion feature and a discount on the Series A Preferred Shares amounting to $1,838, which was immediately recognized as a deemed dividend in determining net loss attributable to common shareholders. As of July 31, 2015, the Series A Preferred Shares remaining in escrow are convertible into 7,352,939 shares of common stock based on the current conversion rate. The Company may record additional deemed dividends for any unamortized discounts on its Series A Preferred Shares if such shares are converted or escrowed proceeds are returned to holders.

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

April 2015 Exchange and Series B Preferred Shares

On April 30, 2015, pursuant to warrant exchange agreements, the Company retired the 8,823,529 December Warrants issued in the December Private Placement, including both the December Warrants released to the December Investors on the December Closing Date and the December Warrants subject to the escrow conditions, in exchange for shares of the Company's common stock, or shares of 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”), in lieu of shares of common stock equal, on an as-converted basis, to the number of shares of common stock that would have otherwise been received by the holder, if such issuance would result in the recipient holder exceeding certain thresholds. An aggregate of 6,302,525 shares of common stock, which amount includes the shares of common stock issuable upon conversion of the Series B Preferred Shares, were issuable in connection with the exchange agreements (such exchange of December Warrants for Series B Preferred Shares, the “Exchange”). Upon exchange, the contingent–conversion features of the December Warrants expired and the carrying value of the warrant liability of $5,312 was reclassified to paid-in capital and allocated to the Series B Preferred Shares and the common shares distributed. Such Series B Shares and shares of common stock exchanged for the December Warrants are not held in escrow and as such are not subject to the December Release Conditions.

The Series B Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series B Preferred Share, plus all accrued and unpaid dividends, if any, on such Series B Preferred Shares, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $140.00 and the initial conversion price is $1.40 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Series B Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to such beneficial ownership limitations, each holder is entitled to vote on all matters submitted to stockholders of the Company on an as converted basis.  Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of Majesco Entertainment Company (the “Series B Certificate of Designations”), the Series B Preferred Shares will rank junior to the Series A Preferred Shares and will bear no dividends. All of the convertible preferred shares do not represent an unconditional obligation to be settled in a variable number of shares, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the convertible preferred shares are considered equity hosts and recorded in stockholders’ equity.

May 2015 Units and Series C Preferred Shares

On May 15, 2015 (the “May Closing Date”), the Company closed its sale of $5,050 of units (the “May Units”), pursuant to separate subscription agreements (the “May Subscription Agreements”) with accredited investors (the “May Investors”) entered into on April 29, 2015, at a purchase price of $1.20 per Unit, resulting in net proceeds to the Company of $5.0 million.  Each May Unit consists of one share (the “Shares”) of the Company’s common stock, provided that, if the issuance of any such Shares would have resulted in the recipient May Investor owning in excess of 4.99% of the Company’s issued and outstanding common stock, then such May Investor could elect to receive shares of the Company’s 0% Series C Convertible Preferred Stock (the “Series C Preferred Shares”) in lieu of Shares that are, on an as converted basis, equal to one share of common stock for every May Unit purchased, and a three-year warrant (the “May Warrants”) to purchase one share of the Company’s common stock at an exercise price of $1.40 per share (such sale and issuance, the “May Private Placement”).  An aggregate of 25,763.53 Series C Preferred Shares, 1,631,984 shares of common stock and 4,208,337 May Warrants were issued under the May Units.

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series C Preferred Shares, as of such date of determination, divided by the conversion price.  The stated value of each Series C Preferred Share is $120.00 per share, and the initial conversion price is $1.20 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.  In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions and provided that the conversion price may not be reduced to less than $0.86, unless and until such time as the Company obtains shareholder approval to allow for a lower conversion price.  The Company is prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such May Investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to the beneficial ownership limitations discussed previously, each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series C Preferred Shares.  Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series C Convertible Preferred Stock of Majesco Entertainment Company (the “Series C Certificate of Designations”), the Series C Preferred Shares bear no dividends and shall rank junior to the Company’s Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

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

The Company evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity to determine the appropriate classification of the instruments. The Series C Preferred Shares do not represent an unconditional obligation to be settled in a variable number of shares of common stock, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the Series C Preferred Shares are considered equity hosts and recorded in stockholders’ equity. The May Warrants do not contain contingent settlement terms not indexed solely to the Company’s own shares of common stock and, accordingly, were also recorded in stockholders equity. The Company allocated $2,010, $1,273 and $1,767 of net proceeds to the Series C Preferred Stock, the common stock and the warrants, respectively, based on their relative fair values.

A summary of the changes in the Company’s additional paid-in capital in the nine months ended July 31, 2015 is as follows:

Balance, October 31, 2014	$125,271
Common stock and warrants issued in May Units	3,015
Common stock issued in April 2015 warrant exchange	743
Compensation and other changes	788
Balance, July 31, 2015	$129,817

12. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense in the three and nine months ended July 31, 2015 amounted to $445 and $833, respectively. Stock-based compensation expense in the three and nine months ended July 31, 2014 amounted to $285 and $928, respectively. Stock-based compensation expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the Company’s stock option activity in the nine months ended July 31, 2015 is presented below:

Outstanding at beginning of period	429,200
Granted	330,420
Forfeited or expired	(153,975)
Outstanding at end of period	605,645

In the nine months ended July 31, 2015, the Company granted options to purchase 301,998 shares of common stock to certain directors and employees, which vest upon the achievement of certain performance conditions related to acquisition or financing events or a change of control. The options have an exercise price of $0.68 per share and a term of five years and may be exercised on a cashless basis. The Company accrues compensation cost for these options based upon its assessment of the probable outcome of the performance conditions, including the estimated service period, an estimated life of five years from grant, expected volatility of 80% and an interest rate of 1.5%. Certain stock options held by former employees and directors are classified as other liabilities.

A summary of the Company’s restricted stock activity in the nine months ended July 31, 2015 is presented below:

Outstanding at beginning of period	126,239
Granted	511,730
Vested	(191,938)
Canceled	(18,139)
Outstanding at end of period	427,892

Restricted shares granted during the period include 300,000 shares issued to a consultant and 88,002 shares issued to employees and directors that vest only upon the completion certain performance conditions. The shares issued to employees are accounted for in accordance with ASC 718 Compensation-Stock Compensation and measured on the date of grant and recorded as an expense over the expected period of performance. The shares issued to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees and will be measured and recorded as an operating expense in the period in which the performance condition occurs. The Company considers vesting of the shares to be probable within a one-year period. The cost of the 300,000 consultant shares is recognizable in future periods upon the completion of a transaction at their then-current fair value.

13. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the three and nine months ended July 31, 2015 and 2014 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance. As a result of the Company’s private placements during the current fiscal year, a change of ownership under IRS Section 382 has likely occurred and, accordingly, the Company’s federal net operating loss carryforwards may be severely limited. The Company has not completed its calculations of any such limitations.

14. LOSS PER SHARE

The Company incurred a net loss for the three and nine months ended July 31, 2015, therefore potentially dilutive securities were not included in basic and diluted shares outstanding due to their antidilutive effect.

Options, warrants, restricted shares and shares issuable upon conversion of preferred shares to acquire 19,356,514 and 674,712 shares of common stock were not included in the weighted average shares outstanding calculation of diluted loss per common share for the three months ended July 31, 2015 and 2014, respectively, as the effect of their inclusion would be anti-dilutive. Options, warrants, restricted shares and shares issuable upon conversion of preferred shares to acquire 10,401,067 and 695,867 shares of common stock were not included in the weighted average shares outstanding calculation of diluted loss per common share for the nine months ended July 31, 2015 and 2014, respectively, as the effect of their inclusion would be anti-dilutive.

The table below provides shares issuable under potentially dilutive securities that were not included in EPS due to their dilutive effect: total potentially dilutive shares outstanding, including those that are anti-dilutive, at July 31, 2015:

Shares issuable upon conversion of series A preferred stock	1,424,019
Shares issuable upon conversion of series A preferred stock held in escrow	7,352,939
Shares issuable upon conversion of series B preferred stock	5,420,171
Shares issuable upon conversion of series C preferred stock	2,576,353
Shares issuable upon conversion of warrants	4,208,337
Non-vested portion of restricted stock grants	427,892
Shares issuable under stock options	605,645

15. COMMITMENTS AND CONTINGENCIES

Contingencies

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

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC against Microsoft Corporation and the Company. The complaint alleged that Kinect and certain of the Company’s Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. In April 2015, the parties, by stipulation, agreed to entry of an order for summary judgment in favor of defendants, in the United Stated District Court for the Eastern District of Virginia following a Court ruling that recommended excluding plaintiff’s damages expert. We have been informed that plaintiff intends to appeal the decision of the Court to exclude its damages expert.

In addition to the items above, the Company at times may be a party to claims and suits in the ordinary course of business. We record a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. The Company has not recorded a liability with respect to the matters above. While the Company believes that it has valid defenses with respect to the legal matters pending and intends to vigorously defend the matter above, given the uncertainty surrounding litigation, it is possible that the resolution of the matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Commitments

The Company routinely issues purchase orders and enters into short-term commitments in the ordinary course of business. As of July 31, 2015, commitments under development agreements amounted to $57.

16. WORKFORCE REDUCTION

Beginning in October 2014 and continuing during the nine months ended July 31, 2015, the Company made reductions in its workforce affecting development, sales and marketing and other personnel.

Changes in the Company’s accrued liabilities for workforce reduction costs in the three and nine months ended July 31, 2015 were as follows:

	Three months ended July 31,	Nine months ended July 31,
Beginning balance	$123	$323
Workforce reduction costs accrued	127	840
Workforce reduction costs paid	(92)	(1,005)
Ending balance included in accounts payable and accrued expenses	$158	$158

17. RELATED PARTIES

Prior to its termination in October 2014, the Company had a consulting agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus. For the three and nine months ended July 31, 2014, fees incurred under the agreement amounted to $38 and $113, respectively. In addition, the Company estimates that Morris Sutton and another relative of Jesse Sutton, the Company’s former Chief Executive Officer, earned compensation of approximately $26 and $26 in the three and nine months ended July 31, 2015, respectively, and approximately $0 and $16 in the three and nine months ended July 31, 2014, respectively, from a supplier of its Zumba belt accessory based on the value of the Company’s purchases.

Prior to its termination in October 2014, the Company had a consulting agreement with a Board member. For the three and nine months ended July 31, 2014, fees incurred under the agreement amounted to $30 and $90, respectively.

In January 2015, the Company entered into an agreement with Equity Stock Transfer for transfer agent services. A Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer. Fees under the agreement were $3 and $8 in the three and nine months ended July 31, 2015, respectively.

18. ASSIGNMENT OF ASSETS AND LIABILITIES

On July 31, 2015, the Company transferred to Zift Interactive LLC (“Zift”), a newly-formed subsidiary, certain rights under certain of its publishing licenses related to developing, publishing and distributing video game products through retail distribution for a term of one year. The Company transferred Zift to its former chief executive officer, Jesse Sutton. In exchange, the Company received Mr. Sutton’s resignation from the position of chief executive officer of the Company, including waiver of any severance payments and the execution of a separation agreement, together with his agreement to serve as a consultant to the Company. In addition, Zift will pay the Company a specified percent of its net revenue from retail sales on a quarterly basis.

In addition, the Company entered into a conveyance agreement with Zift under which it assigned to Zift certain assets used in the retail business and Zift agreed to assume and indemnify the Company for liabilities and claims related to the retail business, including customer claims for price protection and promotional allowances. The assets transferred to Zift included cash in an amount of $800, of which $400 was transferred immediately and the remaining $400 is payable by the Company in twelve equal consecutive monthly installments of $33 commencing August 1, 2015, and certain accounts receivable and inventory with an aggregate carrying value of approximately $87. In connection with the transfer of distribution rights and the assumption of liabilities by Zift, the Company reduced its estimated accrued liabilities for royalties, customer credits and other related liabilities by approximately $1,156 with a credit to gains on sales of assets, net of transferred assets. The Company has accrued approximately $219 of contingent liabilities for certain potential licensor and customer liabilities and claims not extinguished by the transactions. The net gain of approximately $50 resulting from the transactions is included in gains on asset sales, net.

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

Overview

We are a provider of video game products primarily for the casual-game consumer and have published video games for interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. We have historically sold our products through two sales channels, retail and digital. We have sold packaged software to large retail chains, specialty retail stores, video game rental outlets and distributors and through digital distribution for platforms such as Xbox Live Arcade, PlayStation Network, or PSN, and Steam, and for mobile devices and online platforms. In July 2015, we transferred retail distribution activities, assets and obligations to a company owned by our former chief executive officer.

On July 31, 2015, the Company transferred to Zift Interactive LLC (“Zift”), a newly-formed subsidiary, certain rights under certain of its publishing licenses related to developing, publishing and distributing video game products through retail distribution for a term of one year. The Company transferred Zift to its former chief executive officer, Jesse Sutton. In exchange, the Company received Mr. Sutton’s resignation from the position of chief executive officer of the Company, including waiver of any severance payments and the execution of a separation agreement, together with his agreement to serve as a consultant to the Company. In addition, Zift will pay the Company a specified percent of its net revenue from retail sales on a quarterly basis.

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

Since October 2014, we have implemented reductions of our workforce to reduce our fixed costs. The reductions include development and game-testing, selling and marketing, and support personnel. We are currently not developing any significant new packaged games for release in fiscal 2015 and are evaluating strategic alternatives to maximize Company value, including the merger with or acquisition of a new business, which may be in a different business than our current and historical operations.

In December 2014 and May 2015, we completed private placements of units with aggregate net proceeds of approximately $10.8 million, $1.8 million of which has been released to us, net of offering costs. The release from escrow of the remaining $9.0 million of proceeds is subject to the completion of a “Qualified Transaction” or approval of the lead investor in the private placements. A Qualified Transaction may involve the acquisition of a business that is not related to our current operations described in this report (See “Liquidity and Capital Resources – Private Placements”).

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

Income Taxes.  Income taxes consist of our provisions for income taxes, as affected by our net operating loss carryforwards. Future utilization of our net operating loss, or NOL, carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of NOL carryforwards before utilization. Due to our history of losses, a valuation allowance sufficient to fully offset our NOL and other deferred tax assets has been established under current accounting pronouncements, and this valuation allowance will be maintained unless sufficient positive evidence develops to support its reversal.

Seasonality and Variations in Interim Quarterly Results

Our quarterly net revenues, gross profit and operating income from sales of packaged software are impacted significantly by the seasonality of the retail selling season and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit as a percentage of sales also generally increase in quarters in which we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.

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

Accounting for Preferred Stock and Warrant transactions.  The Company issued units consisting of Series A Preferred Shares and warrants and subsequently remeasured and exchanged the warrants for Series B Preferred Shares. Determining the fair value of of the securities in these transactions requires significant judgment, including adjustments to quoted share prices and expected stock volatility. Such estimates may significantly impact our results of operations and losses applicable to common stockholders.

Commitments and Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable. We record associated legal fees as incurred. The Company has accrued contingent liabilities for certain potential licensor and customer liabilities and claims that were transferred to Zift but may not be extinguished by such transaction.

Results of Operations

Three months ended July 31, 2015 versus three months ended July 31, 2014

Net Revenues. Net revenues for the three months ended July 31, 2015 decreased approximately 63% to $1.1 million from $2.9 million in the comparable quarter last year. The decrease was due to lower sales to retailers and distributors generally. In the prior-year, we released Zumba World Party during our first quarter. We did not release significant new titles in the current-year and sales consisted primarily of reorders of older titles and the liquidation of remaining inventory. Since July 31, 2014, we have substantially reduced development and distribution activities for packaged software generally and released fewer titles in the current period. In July 2015, we transferred certain remaining activities, assets and obligations of our retail distribution business to Zift, a company currently owned by our former chief executive officer. These decreases were partially offset by the adjustment of prior-period provisions for price protection allowances based on sell-through of our products. Under the agreements related to the transfer, we will receive a royalty on net revenues from Zift. Revenues from games distributed digitally amounted to approximately $0.4 compared to $0.6 the same period last year, which includes a decline in mobile sales of Zumba launched in 2014.

Gross Profit. Gross profit for the three months ended July 31, 2015 was approximately $0.7 million compared to a gross profit of approximately $1.1 million in the same period last year. The decrease in gross profit reflects lower total revenue in the period. Gross profit as a percentage of net sales was 66% for the three months ended July 31, 2015, compared to 39% for the three months ended July 31, 2014. The increase in gross profit as a percentage of sales was primarily due to the portion of total revenues represented by revenues from digital distribution, which has a higher gross margin relative to sales due to the lack of cost of physical goods distribution, and the adjustment of prior-period provisions for price protection.

Product Research and Development Expenses. Product research and development expenses were less than $0.1 million for the three months ended July 31, 2015, compared to approximately $0.4 million of expenses for the same period in 2014, reflecting the effects of workforce reductions in 2014 and 2015 and limited spending on third-party development projects.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $0.1 million for the three months ended July 31, 2015, compared to approximately $1.0 million for the three months ended July 31, 2014. The decrease was primarily due to lower personnel costs and other marketing and distribution activities related to the Company’s games generally.

General and Administrative Expenses. For the three-month period ended July 31, 2015, general and administrative expenses amounted to $1.1 million, compared to $2.0 million for the three months ended July 31, 2014. The decrease reflects lower compensation costs, rent and other overhead costs, and certain consulting and professional fees and related support expenses. The decreases were partially offset by greater legal fees associated with financing activities.

Workforce Reduction. For the three-month period ended July 31, 2015, we incurred workforce reduction costs of $0.1 million pertaining to severance costs, including primarily severance costs for finance and legal executives and other personnel. There were no such costs in the prior-year period

Operating Loss. Operating loss for the three months ended July 31, 2015 was approximately $0.7 million, compared to an operating loss of $2.3 million in the comparable period in 2014, primarily reflecting expense reductions in development and marketing activities.

Loss from Equity Method Investment. We recorded a loss of approximately $1.5 million in the three months ended July 31, 2014 for our 50% share of losses incurred by GMS Entertainment Limited (GMS), a joint venture company formed to develop and operate online social casino, and lottery games, and for the impairment of the carrying value of our investment in GMS. We sold our investment in GMS in November 2014. Accordingly, there was no effect of GMS operations on the current-year period.

Extinguishment of Liabilities. During the three months ended July 31, 2015, the Company recognized gains on extinguishments of liabilities of $0.4 million in the three months ended July 31, 2015, compared to $1.2 million of such gains in the prior-year period. In the current year, the Company modified the terms of certain licenses and distribution agreements and also entered into cash settlements of outstanding customer allowances. There was no such activity in the prior-year period. In the prior year, the Company recognized gains related to outstanding liabilities that had not been pursued by third parties and had passed the applicable statute of limitations.

Gains on Asset Sales, Net. During the three months ended July 31, 2015, the Company recognized approximately $0.1 million of net gains, primarily from the transfer of retail distribution activities to Zift, a company currently owned by our former chief executive officer. The gain substantially relates to the elimination of certain price-protection and other customer allowances, net of $0.8 million of cash paid, or to be paid, to the transferee. There was no such activity in the prior-year period.

Income Taxes. In the three months ended July 31, 2015 and 2014, our income tax expense was not significant and represented primarily minimum state income taxes.

Nine months ended July 31, 2015 versus nine months ended July 31, 2014

Net Revenues. Net revenues for the nine months ended July 31, 2015 decreased approximately 78% to $6.3 million from $28.1 million in the comparable quarter last year. The decrease was due to lower sales of Zumba titles, including a decrease in Zumba revenue from Europe. In the prior-year period, we released Zumba World Party and Zumba Kids. We did not release a new Zumba title in the current-year period. Overall Zumba sales accounted for 63% of revenues in the prior-year period. In addition, since July 31, 2014, we have substantially reduced development and distribution activities for packaged software generally and released fewer titles in the current period. Revenues from games distributed digitally amounted to approximately $1.7 million, comparable to the same period last year as the current-year releases of Costume Quest 2 and Slender: The Arrival, on various digital platforms including Steam, Sony Playstation Network and Microsoft XBLA offset declines in sales of prior-year releases, which included Zumba for mobile devices.

Gross Profit. Gross profit for the nine months ended July 31, 2015 was approximately $2.9 million compared to a gross profit of approximately $4.6 million in the same period last year. The decrease in gross profit reflects lower Zumba and other sales as discussed above. Gross profit as a percentage of net sales was 46% for the nine months ended July 31, 2015, compared to 16% for the nine months ended July 31, 2014. The increase in gross profit as a percentage of sales was primarily due to the portion of total revenues represented by revenues from digital distribution, which has a higher gross margin relative to sales due to the lack of cost of physical goods distribution. In the prior year, costs of sales included significant higher amortization of software development costs of Zumba and higher customer allowances.

Product Research and Development Expenses. Product research and development expenses were less than $0.1 million for the nine months ended July 31, 2015, compared to approximately $2.0 million of expenses for the same period in 2014, reflecting the effects of workforce reductions in 2014 and 2015 and limited spending on third-party development projects.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $0.8 million for the nine months ended July 31, 2015, compared to $6.1 million for the nine months ended July 31, 2014. The decrease was primarily due to lower personnel costs and a decrease in other marketing and distribution activities related to the Company’s games generally. In addition, the prior-year period included advertising costs related to the release of Zumba games.

General and Administrative Expenses. For the nine-month period ended July 31, 2015, general and administrative expenses amounted to approximately $4.2 million, compared to $5.9 million for the nine months ended July 31, 2014. The decrease reflects lower compensation costs, consulting and professional fees and related support expenses, partially offset by greater legal fees related to financing activities.

Workforce Reduction. For the nine-month period ended July 31, 2015, we incurred workforce reduction costs of $0.8 million pertaining to severance costs, including primarily severance costs for finance and legal executives and other personnel. There were no such costs in the prior-year period

Operating Loss. Operating loss for the nine months ended July 31, 2015 was approximately $3.1 million, compared to an operating loss of approximately $9.8 million in the comparable period in 2014, primarily reflecting expense reductions in development and marketing activities.

Loss from Equity Method Investment. We recorded a loss of approximately $1.9 million in the nine months ended July 31, 2014 for our 50% share of losses incurred by our GMS joint venture and the impairment of the carrying value of its investment. We sold our investment in GMS in November 2014. Accordingly, there was no effect of GMS operations on the current-year period.

Extinguishment of Liabilities. During the nine months ended July 31, 2015, the Company recognized gains on extinguishment of liabilities of $1.5 million, compared to $1.2 million in the prior-year period. In the current year, the Company primarily modified the terms of certain licenses and distribution agreements and also entered into cash settlements of outstanding customer allowances. In the prior-year period, the Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

Gains on Asset Sale, Nets. During the nine months ended July 31, 2015, the Company recognized $0.2 million of net gains, including approximately $0.05 million from the transfer of retail distribution activities to Zift, a company currently owned by our former chief executive officer. The gain substantially relates to the elimination of certain price-protection and other customer allowances, net of $0.8 million of cash paid, or to be paid, to the transferee. There was no such activity in the prior-year period.

Change in Fair Value of Warrant Liability. In our December 2014 private placement of units consisting of preferred stock and warrants, we issued warrants containing certain contingent settlement terms not indexed to our own stock. Prior to the exchange of the warrants, we account for the warrants as liabilities, re-measured their fair value through the date of the exchange and recognized related losses on a current basis. In the nine months ended July 31, 2015, we recognized a loss of $1.5 million reflecting an increase in our stock price from the issuance date of the warrants to the date of their exchange in April 2015, which increased the value of the warrants.

Income Taxes. In the nine months ended July 31, 2015 and 2014, our income tax expense was not significant and represented primarily minimum state income taxes.

Liquidity and Capital Resources

As of July 31, 2015, our cash and cash equivalents balance was $8.6 million and our working capital was approximately $6.8 million, compared to cash and equivalents of $7.2 million and working capital of $5.4 million at October 31, 2014. The increase in cash primarily reflects the sale of inventory and collection of accounts receivable in the nine months ended July 31, 2015. In addition, we received approximately $1.8 million of net proceeds from our December 2014 and May 2015 private placements of units and received cash proceeds from the sale of certain games in development and our interest in GMS.

In recent quarters, we have generally used cash and working capital balances to fund periodic operating losses due to declining revenues which we attribute to three factors: 1) the introduction of competing “freemium” games on competing handheld devices such as the Apple iphone or itouch, and Android powered devices; 2) a shift in game distribution from retail to digital downloads; and 3) a decline in the popularity of motion based fitness games including games we publish under the Zumba fitness brand. As a result of these factors we have reduced our operating expenses, including the reduction of game production and marketing personnel, and have eliminated substantially all of our new game development activities. We are evaluating various strategic alternatives to maximize company value including the acquisition of businesses that are not related to our existing video game operations. Additionally, we have entered into financing transactions for which we have received approximately $1.8 million in cash, with another $9.0 million available if the Company satisfies certain conditions including, among other things, the completion of a business acquisition which meets the criteria of a “qualified transaction” as defined in the applicable subscription agreements, (see “- Private Placements” below for further information). There is no assurance that we will satisfy these conditions. Additionally, the terms of the private placements restrict us from seeking funding from other sources as long as the preferred shares are outstanding, without the required consent of the holders of such shares.

In July 2015, we transferred our retail distribution activities to Zift and transferred related assets and liabilities, including accounts receivable, inventory, customer credits and certain other liabilities. We do not expect to maintain significant similar working capital balances in the foreseeable future or experience the variability in such balances previously associated with new releases and seasonal activities. Accordingly, current cash and working capital balances exceed expected working capital requirements for our current digital distribution activities over the foreseeable future. Our operating results may vary significantly from period to period and our ability to achieve future profitability or cash flows from operations is dependent on increased revenue.  We may be required to modify our plans, or seek outside sources of financing, and/or equity sales, if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Excess cash and working capital balances may be used in future development activities or investments in new businesses, which may also significantly affect our financial condition and operating results..

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

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of the of such Series A Preferred Share, plus all accrued and unpaid dividends, if any, on such Series A Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Series A Preferred Share is $0.68 and the initial conversion price is $0.68 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of Majesco Entertainment Company (the “Series A Certificate of Designations”), the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the December Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no dividends.

The holders of Series A Preferred Shares shall vote together with the holders of common stock on all matters on an as if converted basis, subject to certain limitations described in the Series A Certificate of Designations and the beneficial ownership limitation described below, and shall not vote as a separate class. At no time may all or a portion of the Series A Preferred Shares be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock which would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time; provided, however, that the holder may waive the 4.99% limitation at which time such holder may not beneficially own more than 9.99% of all of the Company’s common stock outstanding at such time.

The proceeds of the offering were deposited into an escrow account (the “December Escrow Amount”) with Signature Bank as the escrow agent (the “December Escrow Agent”) pursuant to an escrow agreement (the “December Escrow Agreement”) dated December 17, 2014, by and between the Company, the lead investor in the unit financing and the December Escrow Agent, and certificates representing the December Warrants and a record of the Series A Preferred Shares sold in the December Private Placement, were deposited and recorded with the Company’s corporate secretary (the “December Securities Escrow Agent”) to be held in escrow. Upon the closing of the December Private Placement on December 17, 2014 (such date, the “December Closing Date”), $1.0 million of the December Escrow Amount was released by the December Escrow Agent to the Company in exchange for the release of $1.0 million of December Units by the December Securities Escrow Agent. Following the December Closing Date, the remaining $5.0 million may be released, in one or multiple tranches, by the December Escrow Agent to the Company in exchange for the release of $5.0 million of December Units by the December Securities Escrow Agent to the December Investors, if either, (i) the lead investor has approved the release, (ii) the approval of the requisite number of December Investors has been obtained, (iii) the Company has executed definitive binding documents for certain transactions, as described in the December Subscription Agreements, and such transaction(s) are to close contemporaneously with the release or (iv) the following conditions are present: (a) nine months has elapsed from the December Closing Date and release is approved by each of the directors appointed at closing (being the non-continuing directors); (b) no subsequent release of the December Escrow Amount has been consummated; and (c) no more than $1.0 million is released (the “December Release Conditions”). The holders of the Series A Preferred Shares issued and held in escrow can vote the shares subject to the limitations described below. In the event that on and as of the twelve month anniversary of the December Closing Date none of the December Release Conditions have been satisfied, the December Escrow Agent shall return $5.0 million to the December Investors, without interest or deduction, and the December Securities Escrow Agent shall return the December Units to the Company for cancellation.

On April 30, 2015, pursuant to warrant exchange agreements, the Company retired the 8,823,529 December Warrants issued in the December Private Placement, including both the December Warrants released to the December Investors on the December Closing Date and the December Warrants subject to the escrow conditions, in exchange for shares of common stock or Series B Preferred Shares, in lieu of shares of common stock equal, on an as-converted basis, to the number of shares of common stock that would have otherwise been received by the holder, if such issuance would result in the recipient holder exceeding certain thresholds. An aggregate of 6,302,525 shares of common stock, which amount includes the shares of common stock issuable upon conversion of the Series B Preferred Shares, were issuable in connection with the exchange agreements. Such Series B Preferred Shares and shares of common stock are not held in escrow and as such are not subject to the December Release Conditions.

The Series B Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of the of such Series B Preferred Share, plus all accrued and unpaid dividends, if any, on such Series B Preferred Shares, as of such date of determination, divided by the conversion price. The Company is prohibited from effecting a conversion of the Series B Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to such beneficial ownership limitations, each holder is entitled to vote on all matters submitted to stockholders of the Company on an as converted basis.  Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of Majesco Entertainment Company (the “Series B Certificate of Designations”), the Series B Preferred Shares will rank junior to the Series A Preferred Shares and will bear no dividends.

May 2015

On May 15, 2015 (the “May Closing Date”), the Company closed an additional sale of $5.05 million of units (the “May Units”), pursuant to separate subscription agreements (the “May Subscription Agreements”) with accredited investors (the “May Investors”) entered into on April 29, 2015, at a purchase price of $1.20 per Unit.  Each May Unit consists of one share (the “Shares”) of the Company’s common stock, provided that, if the issuance of any such Shares would have resulted in the recipient May Investor owning in excess of 4.99% of the Company’s issued and outstanding common stock, then such May Investor could elect to receive shares of the Company’s 0% Series C Convertible Preferred Stock (the “Series C Preferred Shares”) in lieu of Shares that are, on an as converted basis, equal to one share of common stock for every May Unit purchased, and a three-year warrant (the “May Warrants”) to purchase one share of the Company’s common stock at an exercise price of $1.40 per share (such sale and issuance, the “May Private Placement”).  Of the $5.05 million of May Units sold, approximately $3.1 million consisted of Series C Preferred Shares.

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Share, plus all accrued and unpaid dividends, if any, on such Series C Preferred Share, as of such date of determination, divided by the conversion price.  The stated value of each Series C Preferred Share is $120 and the initial conversion price is $1.20 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.  In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions.  The Company is prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such Investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series C Preferred Shares, subject to the beneficial ownership limitation.  Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series C Convertible Preferred Stock of Majesco Entertainment Company (the “Series C Certificate of Designations”), the Series C Preferred Shares bear no interest and shall rank junior to the Company’s Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

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

Factoring and Purchase Order Financing.

Historically, we have factored a portion of our receivables from sales of packaged software. Under our factoring agreement, we have the ability to take cash advances against eligible outstanding accounts receivable. In 2015, the terms of our factoring agreement were amended to remove availability for inventory balances, the factor, in its sole discretion, can reduce the availability of financing at any time. We had no outstanding advances against accounts receivable under our factoring agreement at July 31, 2015. We do not anticipate using the facility in the foreseeable future.

Historically, manufacturers required us to present a letter of credit, or pay cash in advance, in order to manufacture our packaged software. A purchase order financing agreement we maintained with a finance company expired in March 2015 and due to the decline in our retail business we did not seek to renew it. Having transferred activities related to our retail distribution business in July 2015, we do not anticipate significant packaged software purchases in the foreseeable future.

Commitments and Contingencies.

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

Commitments under development agreements amounted to $0.1 million at July 31, 2015.

Off-Balance Sheet Arrangements

As of July 31, 2015, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $8.6 million as of July 31, 2015 compared to $7.2 million at October 31, 2014 and working capital as of July 31, 2015 was $6.8 million compared to $5.4 million at October 31, 2014.

Operating Cash Flows. Our principal operating source of cash is revenue from distribution of our interactive entertainment products, net of royalty and revenue-share payments to licensors, developers and publishers. During fiscal 2014 and 2015, we reduced our development and marketing activities and distributed a greater number of games published by others, compared to prior years. Accordingly, the portion of operating cash flows used for associated working capital requirements, including pre-release development and costs incurred to manufacture, sell and market our games has generally been reduced. We incurred $0.8 million of cash outflows from operations during the nine months ended July 31, 2015, primarily reflecting current operating losses and the settlement in cash of certain outstanding royalty and customer-credit liabilities, partially offset by the liquidation of prior inventory balances and collection of accounts receivable.

Investing Cash Flows. Cash provided by investing activities in the nine months ended July 31, 2015 amounted to $0.5 million, primarily reflecting proceeds from the sale of certain game rights and the collection of certain outstanding advances to GMS.

Financing Cash Flows. Net cash provided by financing activities for the nine months ended July 31, 2015 reflects net proceeds from the private placements of units described above.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer (performing the similar function as a principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level.

The Company implemented certain changes to its internal controls over financial reporting to account for the downsizing of its workforce, including accounting personnel, during the nine months ended July 31, 2015 and relocation of its offices to a smaller location. The changes related primarily to internal information processing and communication, including information technology, the re-assignment of responsibility for the performance of procedures, including key controls, to new personnel and the modification of review procedures. In addition, the registrant’s Chief Financial Officer and its General Counsel, Senior Vice President Business and Legal Affairs and Secretary resigned as of March 17, 2015. The Company’s Chief Executive Officer resigned as of July 27, 2015.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on May 21, 2015.

4.2	Certificate of Designations, Preferences and Rights of the 0% Series C Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on May 21, 2015).

4.3	Certificate of Correction to the Certificate of Designations, Preferences and Rights of the 0% Series C Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed on May 21, 2015).

4.4	Certificate of Designations, Preferences and Rights of the 0% Series C Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K/A filed on June 9, 2015).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 21, 2015).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 21, 2015).

10.3	Form of Personal Indemnification Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 28, 2015).

10.4	Separation Agreement between Majesco Entertainment Company and Jesse Sutton, dated as of July 27, 2015 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 28, 2015).

10.5	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 6, 2015).

10.6	Stock Purchase Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 6, 2015).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY

/s/ David Rector
David Rector
Chief Executive Officer
Date: September 14, 2015

