Form 10-K
period 2015-10-31
MAJESCO ENTERTAINMENT CO
filed 2016-01-29
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended October 31, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File No. 000-51128

MAJESCO ENTERTAINMENT COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4041-T Hadley Road

South Plainfield, New Jersey 07080

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of April 30, 2015 was $8.5  million.

The outstanding number of shares of common stock as of January 25, 2016 was 11,675,866.

The Registrant’s proxy or information statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

Item 1. Business.

Forward-looking Statements

Statements in this Annual Report on Form 10-K that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results. References herein to “we,” “us,” and “the Company” are to Majesco Entertainment Company.

Introduction

Majesco Entertainment Company is an innovative developer, marketer, publisher and distributor of interactive entertainment for consumers around the world. Building on more than 25 years of operating history, Majesco develops and publishes a wide range of video games on digital networks through its Midnight City label, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. Majesco is headquartered in South Plainfield, New Jersey, and its common stock is traded on The NASDAQ Capital Market under the symbol “COOL”.

Although, historically, we have sold packaged console software to large retail chains, specialty retail stores, video game rental outlets and distributors and through digital distribution for platforms such as Xbox Live Arcade, PlayStation Network, or PSN, and Steam, and for mobile devices and online platforms, we now operate, almost exclusively a digital software distribution and licensing business.

On July 31, 2015, we transferred to Zift Interactive LLC (“Zift”), a newly-formed subsidiary, certain rights under certain of our publishing licenses related to developing, publishing, and distributing video game products through retail distribution for a term of one year. We then transferred Zift to our former chief executive officer, Jesse Sutton in exchange for a portion of its net revenue from retail sales and other consideration.

Our titles are targeted at various demographics at a range of various price points. Due to the larger budget requirements for developing and marketing premium console titles, recently we have focused on publishing lower-cost games targeting casual-game consumers and independent game developer fans. In some instances, our titles are based on licenses of well-known properties and, in other cases, original properties. We enter into agreements with content providers and video game development studios for the creation of video games sold domestically and internationally.

Since October 2014, we have implemented reductions of our workforce to reduce our fixed costs. The reductions include development and game-testing, selling and marketing, and support personnel. We are currently not developing any significant new packaged games for release in fiscal 2016 and our objectives include evaluating strategic alternatives to maximize shareholder value, including the potential merger with or acquisition of a new business in a similar or different industry from our current and historical operations, although no business or industry has been determined to be an attractive candidate.

Company Background

Our principal executive offices are located at 4041-T Hadley Road, South Plainfield, NJ 07080 and our telephone number is (732) 225-8910. Our web site address is www.majescoentertainment.com.

Majesco Holdings Inc. (formerly ConnectivCorp) was incorporated in 2004 under the laws of the State of Delaware. As a result of a merger, Majesco Sales Inc. became a wholly-owned subsidiary and the sole operating business of the Company, which changed its name to Majesco Entertainment Company.

Industry Overview

The video game software market is comprised of two primary sectors: (i) dedicated console software for systems such as the Xbox, PlayStation, Wii, and handheld gaming systems, such as the Nintendo DS and Nintendo 3DS. The majority of software for these platforms has historically been purchased in packaged form through retail outlets. However, in recent years an increasing amount of software has been made available digitally through online networks such as Microsoft’s Xbox Live Arcade(“XBLA”), and Sony’s PlayStation Network (“PSN”); and (ii) software for multipurpose devices such as personal computers (“PCs”) and mobile devices such as smartphones and tablets.

Online and mobile digital games

We have released numerous games for digital distribution over various third party networks for dedicated game consoles or PC, such as Xbox Live Arcade, PlayStation Network and Steam. We have released titles for various mobile platforms, including Apple’s iOS and Android. We have published our own digital games and served as a distributor for other developer’s products in return for a percentage of net revenues generated by the game. Some of the games are distributed under the label “Midnight City” which we established to provide services to the indie game development community.

Selected digital titles, their compatible platforms and launch dates included:

Selected Titles	Platform	Launch Date

Serious Sam	XBLA	March 2010
Bloodrayne Betrayal	Steam, XBLA, PSN	September 2011
Double Dragon:Neon	Steam, XBLA, PSN	September 2012
Bloodrayne	XBLA, PSN	July 2013
Greg Hastings Paintball	XBLA, PSN	July 2013
Zumba Dance	iOS	July 2013
Slender: The Arrival	Steam	October 2013
Blood of the Werewolf	Steam	October 2013
The Bridge	XBLA	November 2013
RBI Baseball	XBLA	April 2014
Slender: The Arrival	XBLA, PSN	September 2014
Costume Quest 2	Steam, XBLA, PSN	October 2014
Grapple	Steam	March 2015
Krautscape	Steam	April 2015
Avalanche 2: Super Avalanche	Steam	August 2015
Gone Home	Xbox 1, PSN	January 2016
A Boy and His Blob	Steam, XBLA, PSN, iOS,	January 2016

Retail distribution.

Prior to July 2015, we derived the majority of revenues from the sale of games for dedicated game consoles through retail distribution. Specifically, we have generated a substantial amount of our revenues in this channel from two “hit” franchises, Cooking Mama and Zumba Fitness. These titles are late in their life cycle, and as a result, are anticipated to generate significantly reduced sales than early in their life cycle. We have also released a number of other titles, primarily for the casual game consumer on the Nintendo DS, Nintendo WII and Microsoft 360 Kinect. Retail distribution no longer constitutes a significant focus of our business.

Product Development

We primarily use third party development studios to develop our games. However, we may employ game-production and quality-assurance personnel to manage the creation of the game and its ultimate approval by the first party hardware manufacturer. We carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We typically have broad rights to commercially utilize products created by the third party developers we work with. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product, only after we recoup development costs.

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

Intellectual Property

Our business is dependent upon intellectual property rights in numerous respects. We typically own the copyright to our software code and content and register copyrights and trademarks in the United States as appropriate.

Platform Licenses

Hardware platform manufacturers require that publishers obtain a license from them to publish titles for their platforms. We currently have non-exclusive licenses from Nintendo, Microsoft and Sony for each of the popular console and handheld platforms. Each license generally extends for a term of between two (2) to four (4) years and is terminable under a variety of circumstances. Each license allows us to create one or more products for the applicable system, and requires us to pay a per-unit license fee and/or royalty payment from the title produced and may include other compensation or payment terms. All of the hardware manufacturers approve each of the titles we submit for approval on a title-by-title basis, at their discretion. We are also dependent on approvals from distributors for our video game software for PCs and mobile devices.

Licenses from Third Parties

While we develop original titles, most of our titles are based on rights, licenses and properties, including copyrights and trademarks, owned by third parties. Even our original titles may require rights to properties from third parties, such as rights to music or content. License agreements with third parties generally extend for a term of between two (2) to four (4) years, are limited to specific territories or platforms and are terminable under a variety of circumstances. Several of our licenses are exclusive within particular territories or platforms. The licensors often have strict approval and quality control rights. Typically, we are obligated to make minimum guaranteed royalty payments over the term of these licenses and advance payments against these guarantees, but other compensation or payment terms, such as milestone payments, are also common. From time to time, we may also license other technologies from third party developers for use in our products, which also are subject to royalties and other types of payment.

Customers

Customers of our packaged software have historically been national and regional retailers, specialty retailers and video game rental outlets. For the fiscal year ended 2015, our top three accounts were Microsoft (digital), GameStop and Alliance Distributors, which accounted for approximately 13%, 10% and 10% of our revenue, respectively. In fiscal 2015, we transferred our distribution activities related to packaged software and reduced our headcount and working capital requirements dramatically in order to focus on the download business, where games are downloaded from servers maintained by game companies, such as Valve, Microsoft, Sony and Nintendo.  Accordingly, our customers are substantially users of games on those platforms. We continue to explore new distribution channels for our games.

Competition

We compete with many other first and third party publishers and developers within the video game industry.

Seasonality

The interactive entertainment business is highly seasonal, with sales typically higher during the peak holiday selling season during the fourth quarter of the calendar year. Traditionally, the majority of sales of our packaged software for this key selling period ship in our fiscal fourth and first quarters, which end on October 31 and January 31, respectively. Significant working capital was required to finance the manufacturing of inventory of products that shipped during these quarters. By contrast, our digital distribution activities are less subject to seasonality and do not require significant investments in inventory or accounts receivable during the holiday seasons.

Employees

We had 5 full-time employees as of October 31, 2015.

Available Information

We file annual, quarterly, and current reports, as well as proxy statements and other information with the Securities and Exchange Commission, available to the public free of charge over the Internet at our website at http://www.majescoent.com In addition, may materials we file with the SEC are available on the SEC’s website as www.SEC.GOV free of charge.

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

We are currently considering potential pursuit of new business ventures and other strategic alternatives. We have significantly reduced our video game publishing and development activities. We may (although we have no current arrangements in place) invest in a totally unrelated business or businesses. Such an action may result in a change in our board of directors, management, or financial structure and may lead to substantial reduction in our cash balances or substantial dilution to existing shareholders should we utilize our shares for acquisition. Despite our best efforts, we may not be successful in financing and/or operating any new venture.

Our financial resources are limited and we will need to raise additional capital in the future to continue our business.

We do not expect to generate the level of revenues going forward that we have achieved in prior years from our video game business. This significantly reduced revenue will impact our needs for future capital. We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders. These matters involve risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case. If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we will be forced to cease our business activities and dissolve the Company. In such an event, we will need to satisfy various severances, contract termination, and other dissolution-related obligations.

If we make a significant acquisition that requires the issuance of our shares we may be required to reapply for NASDAQ listing.

Reapplying for NASDAQ listing may require us to satisfy the more stringent original listing standards of the NASDAQ Capital Market, which has substantially higher standards than the continuing listing standards. If any such application is not approved, our shares of common stock could be delisted from the NASDAQ Capital Market.

We have experienced recent net losses and we may incur future net losses, which may cause a decrease in our stock price.

We incurred net losses of $3.8 million in fiscal 2015 and $16.2 million in fiscal 2014. We may not be able to generate revenues sufficient to offset our costs and may sustain net losses in future periods. Any such losses may have an adverse effect on our future operating prospects, liquidity and stock price.

We have experienced volatility in the price of our stock and are subject to volatility in the future.

The price of our common stock has experienced significant volatility. The high and low bid quotations for our common stock, as reported by the NASDAQ Capital Market, ranged between a high of $5.18 and a low of $0.55 during the past 24 months. The historic market price of our common stock may be higher or lower than the price paid for our shares and may not be indicative of future market prices, depending on many factors, some of which are beyond our control. In addition, as we have significantly reduced our video game operations, and are seeking strategic alternatives, we cannot predict the performance of our stock. The price of our stock may change dramatically in response to our success or failure to consummate a strategic transaction.

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop.

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

A delisting from NASDAQ would result in our common stock being eligible for quotation on the Over-The-Counter market which is generally considered to be a less efficient system than listing on markets such as NASDAQ or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock on the OTCBB may make us less desirable to institutional investors and may, therefore, limit our future equity funding options and could negatively affect the liquidity of our stock.

The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock; these rights may have a negative effect on the value of shares of our common stock.

The holders of our outstanding shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock have rights and preferences generally superior to those of the holders of common stock. The existence of these superior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the certificates of designations governing these instruments, and include, but are not limited to:

●	the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock; and

●	the right to convert into shares of our common stock at the conversion price set forth in the certificates of designations governing the respective preferred stock, which may be adjusted as set forth therein.

A significant portion of our revenue has been generated from games based on the Zumba Fitness property.

A significant portion of our revenue since fiscal 2010 was generated from the Zumba Fitness series of games. We license the rights to publish these games from a third party. In November 2011, we released the sequels Zumba Fitness 2 and Zumba Fitness Rush for the Wii and Kinect platforms, respectively. In November 2012, we released the sequel Zumba Fitness Core for the Wii and Kinect platforms. In November 2013, we released the sequel Zumba Fitness World Party for the Wii and Kinect platforms. We do not expect to release any new Zumba games in the future.

A decrease in the popularity of our licensed brands and, correspondingly, the video games we publish based on those brands could negatively impact our revenues and financial position.

Certain games released in 2014 and 2015 were based upon popular licensed brands. A decrease in the popularity of our licensed properties would negatively impact our ability to sell games based upon such licenses and could lead to lower net sales, profitability, and/or an impairment of our licenses, which would negatively impact our profitability.

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

We are required to obtain a license in order to develop and distribute software for each of the manufacturers of video game hardware. We currently have licenses from: (i) Sony to develop products for PlayStation, PlayStation 2, PlayStation 3 and PlayStation 4; (ii) from Nintendo to develop products for the DS, DSi, 3DS, Wii and WiiU; and (iii) from Microsoft to develop products for the Xbox, Xbox 360 and Xbox One. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to distribute any of our games on that platform or we may be required to do so on less attractive terms.

Our platform licensors control the fee structures for online distribution of our games on their platforms.

Pursuant to the terms of certain publisher license agreements, platform licensors retain sole discretion to determine the fees to be charged for both base level and premium online services available via their online platforms. Each licensor’s ability to set royalty rates makes it challenging for us to predict our costs, and increased costs may negatively impact our operating margins. As a result of such varying fee structures, we may be unable to distribute our games in a cost-effective manner through such distribution channels.

Intellectual property claims may increase our costs or require us to cease selling affected products, which could adversely affect our financial condition and results of operations.

Development of original content, including publication and distribution, sometimes results in claims of intellectual property infringement. Although we make efforts to ensure our products do not violate the intellectual property rights of others, it is possible that third parties may still allege infringement. These claims and any litigation resulting from these claims may result in damage awards payable by us; could prevent us from selling the affected product; or require us to redesign the affected product to avoid infringement or obtain a license for future sales of the affected product.

Any of the foregoing could have an adverse effect on our financial condition and results of operations. Any litigation resulting from these claims could require us to incur substantial costs.

A reduced workforce presents additional risk to the effectiveness of our internal controls.

We have significantly reduced our workforce. A smaller workforce impacts our ability to continue to undertake our historic business which could have an impact on our ability to maintain internal controls including over financial reporting, and can affect the adequacy of our controls. We cannot be certain that our internal controls over financial reporting are or will remain effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we may be subject to liability and/or sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

Our reputation with consumers is critical to our success. Negative consumer perceptions about our brands, games, services and/or business practices may damage our business and any costs incurred in addressing consumer concerns may increase our operating expenses.

Individual consumers form our ultimate customer base, and consumer expectations regarding the quality, performance and integrity of our products and services are high. Consumers may be critical of our brands, games, services and/or business practices for a wide variety of reasons. These negative consumer reactions may not be foreseeable or within our control to manage effectively. Actions we take to address consumer concerns may be costly and, in any case, may not be successful. In addition, negative consumer sentiment about our business practices may result in inquiries or investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be damaging to our reputation. Any of these may have a negative impact on our business.

If our games and services do not function as consumers expect, it may have a negative impact on our business.

If our games and services do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. If our games and services do not function as consumers expect, it may negatively impact our business.

If we are unable to sustain traditional pricing levels for our titles, our business, financial condition, results of operations, profitability, cash flows or liquidity could suffer materially.

If we are unable to sustain traditional pricing levels for our titles, whether due to competitive pressure, because retailers elect to price these products at a lower price or otherwise, it could have a negative impact on our business. Further, we make provisions for retail inventory price protection based upon certain assumed lowest prices and if competitive pressures force us to lower our prices below those levels, it could similarly have a negative impact on our business.

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our new resources among, emerging technologies and business models, our business may be negatively impacted.

Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products to emerging technologies, delivery platforms and business models in order to stay competitive. When we choose to incorporate a new technology into a product or to develop a product for a new platform, operating system or media format, we often are required to make a substantial investment prior to the introduction of the product. If we invest in the development of interactive entertainment products incorporating a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than we anticipated and may not cover our development costs. Further, our competitors may adapt to an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both. If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms, or otherwise elect not to pursue a new business model, that achieves significant commercial success, it may have adverse consequences. It may take significant time and resources to shift product development resources to that technology, platform or business model, as the case may be, and may be more difficult to compete against existing products incorporating that technology or for that platform or against companies using that business model. Any failure to successfully adapt to, and appropriately allocate resources among, emerging technologies could negatively impact our business.

Competition within, and to, the interactive entertainment industry is intense, and competitors may succeed in reducing our sales.

Within the interactive entertainment industry, we compete with other publishers of interactive entertainment software developed for use on the PC, video game consoles and handheld, mobile and tablet devices or social networking sites, both within the United States and, increasingly, in international jurisdictions. Our competitors include very large corporations with significantly greater financial, marketing and product development resources than we have. A relatively small number of titles account for a significant portion of net revenues, and an even greater portion of net profit, in the interactive entertainment industry, and the availability of significant financial resources is a major competitive factor in the production of high-quality products and in the marketing of products that are ultimately well-received. Our larger competitors may be able to leverage their greater financial, technical, personnel and other resources to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties as well as adopt more aggressive pricing policies to develop more commercially successful products for the PC or video game platforms than we do. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors and other customers, who may be willing to promote titles with less consumer appeal in return for access to those competitors' more popular titles.

Increased consumer acceptance and availability of interactive entertainment developed for use by consumers on handheld, mobile and tablet devices or social networking sites or other online games, consumer acceptance and availability of technology which allows users to play games on televisions without consoles, or technological advances in online game software or the Internet could result in a decline in sales of our platform-based software.

Additionally, we compete with other forms of entertainment and leisure activities. For example, the overall growth in the use of the Internet and online services such as social networking sites by consumers may pose a competitive threat if consumers and potential consumers spend less of their available time using interactive entertainment software and more using the Internet, including those online services. Further, it is difficult to predict and prepare for rapid changes in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities. Failure to adequately identify and adapt to the competitive pressures described herein could negatively impact our business.

We are exposed to seasonality in the sale of our products.

The interactive entertainment industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season in the fourth quarter of the year. Receivables and credit risk are likewise higher during the second half of the year, as retailers increase their purchases of our products in anticipation of the holiday season. Delays in development, licensor approvals or manufacturing can affect the timing of the release of products, causing us to miss key selling periods such as the year-end holiday buying season.

We may be involved in legal proceedings that may result in material adverse outcomes.

From time to time, we may be involved in claims, suits, government investigations, audits and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property, competition and antitrust matters, privacy matters, tax matters, labor and employment matters, unclaimed property matters, compliance and commercial claims. Such claims, suits, government investigations, audits and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in substantial fines and penalties, criminal sanctions, consent decrees or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices.

Our products are subject to ratings by the Entertainment Software Rating Board in the U.S. and similar agencies in international jurisdictions. Our failure to obtain our target ratings for our products could negatively impact our business.

The Entertainment Software Rating Board (the "ESRB") is a self-regulatory body based in the United States that provides consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity or sexual content contained in software titles. The ESRB rating categories are "Early Childhood" (i.e., content is intended for young children), "Everyone" (i.e., content is generally suitable for all ages), "Everyone 10+" (i.e., content is generally suitable for ages 10 and up), "Teen" (i.e., content is generally suitable for ages 13 and up), "Mature" (i.e., content is generally suitable for ages 17 and up) and "Adults Only" (i.e., content is suitable for adults ages 18 and up). Certain countries other than the United States have also established content rating systems as prerequisites for product sales in those countries. In some countries, a company may be required to modify its products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. Further, if an agency re-rates one of our games for any reason, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies purchased. If we are unable to obtain the ratings we have targeted for our products as a result of changes in a content rating organization's ratings standards or for other reasons, it could have a negative impact on our business.

Our business, products, and distribution are subject to increasing regulation of content in key territories. If we do not successfully respond to these regulations, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely affected.

Legislation is continually being introduced, and litigation and regulatory enforcement actions are taking place, that may affect the way in which we, and other industry participants, may offer content and features, and distribute and advertise our products. For example, privacy laws and regulatory guidance in many countries impose various restrictions on online and mobile advertising, as well as the collection, storage and use of personally identifiable information. We may be required to modify certain of our product development processes or alter our marketing strategies to comply with such regulations, which could be costly or delay the release of our products. In addition, many foreign countries, such as China and Germany, have laws that permit governmental entities to restrict the content and/or advertising of interactive entertainment software or prohibit certain types of content. Further, legislation which attempts to restrict marketing or distribution of such products because of the content therein has been introduced at one time or another at the federal and state levels in the United States. There is on-going risk of enhanced regulation of interactive entertainment marketing, content or sales. These laws and regulations vary by territory and may be inconsistent with one another, imposing conflicting or uncertain restrictions. The adoption and enforcement of legislation which restricts the marketing, content or sales of our products in countries in which we do business may harm the sales of our products, as the products we are able to offer to our customers and the size of the potential market for our products may be limited. Failure to comply with any applicable legislation may also result in government-imposed fines or other penalties. Moreover, the increased public dialogue concerning interactive entertainment may have an adverse impact on our reputation and consumers' willingness to purchase our products.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease approximately 1,800 square feet of office space at a cost of approximately $2,300 per month under a lease agreement that expires in June 2016.

Item 3.  Legal Proceedings.

On February 26, 2015, a complaint for alleged patent infringement was filed in the United States District Court for the Eastern District of Texas by pro se plaintiff Richard Baker, an individual residing in Australia, against the Company, Microsoft, Nintendo and a number of other game publishers. The complaint alleges that the Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff claims he has been damaged by the Company in the amount of $1.3 million. The Company intends to defend itself against the claim. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC (“IVS”) against Microsoft Corporation and also naming the Company as defendant. The complaint alleges that Kinect and certain Kinect games, including Zumba Fitness Rush, infringe the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. In April 2015, the parties, by stipulation, agreed to entry of an order for summary judgment in favor of defendants, following a Court ruling that recommended excluding plaintiff’s damages expert. IVS appealed the decision to the United States Court of Appeals for the Federal Circuit in Washington, D.C. which affirmed the judgment in January 2016.

In addition to the above, we at times may be a party to claims and suits in the ordinary course of business. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of any litigation could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “COOL.” The market for our common stock has often been sporadic, volatile and limited.

The following table shows the high and low bid quotations for our common stock as reported by Nasdaq from November 1, 2013 through October 31, 2015. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low

Fiscal Year 2014
First Quarter	$5.18	$3.78
Second Quarter	$3.92	$2.66
Third Quarter	$3.01	$1.72
Fourth Quarter	$1.84	$0.81

Fiscal Year 2015
First Quarter	$1.59	$0.55
Second Quarter	$2.37	$0.94
Third Quarter	$1.73	$1.09
Fourth Quarter	$1.92	$1.08

Holders of Common Stock.  On January 25, 2016, we had 113 registered holders of record of our common stock. On January 25, 2016, the closing sales price of our common stock as reported on Nasdaq was $0.86 per share.

Dividends and dividend policy.  Prior to October 31, 2015, we had never declared or paid any dividends on our common stock.

On January 4, 2016, we declared a special cash dividend of an aggregate of Ten Million Dollars ($10,000,000) to be paid to holders of record on January 14, 2016 of our outstanding shares of: (i) common stock (ii) Series A Convertible Preferred Stock; (iii) Series B Convertible Preferred Stock; (iv) Series C Convertible Preferred Stock and (v) Series D Convertible Preferred Stock.  The holders of record of our outstanding preferred stock participated in receiving their pro rata portion of the dividend on an “as converted” basis. The dividend was paid January 15, 2016.

We do not anticipate paying future dividends at the present time. We currently intend to retain earnings, if any, for use in our business.

Securities authorized for issuance under equity compensation plans.  The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which we intend to file within 120 days after our October 31, 2015 fiscal year end.

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

Overview

Majesco Entertainment Company is an innovative developer, marketer, publisher and distributor of interactive entertainment for consumers around the world. Building on more than 25 years of operating history, Majesco develops and publishes a wide range of video games on digital networks through its Midnight City label, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. Although, historically, we have sold packaged software to large retail chains, specialty retail stores, video game rental outlets and distributors and through digital distribution for platforms such as Xbox Live Arcade, PlayStation Network, or PSN, and Steam, and for mobile devices and online platforms, we are now purposed to operate, almost exclusively, in our digital software business unit.

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

Selling and Marketing Expenses.  Our selling and marketing expenses previously consisted of advertising and promotion expenses, including television advertising, the cost of shipping products to customers, and related employee costs. Credits to retailers for trade advertising were components of these expenses. Following the transfer of retail distribution activities in July 2015, such expenses are now limited to selected activities online and in social media.

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

Seasonality and Variations in Interim Quarterly Results

Our quarterly net revenues, gross profit, and operating income from sales of products are impacted significantly by the seasonality of the retail selling season and the timing of the release of new titles. Sales of our catalog and other products are generally higher in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Sales and gross profit as a percentage of sales also generally increase in quarters in which we release significant new titles because of increased sales volume as retailers make purchases to stock their shelves and meet initial demand for the new release. These quarters also benefit from the higher selling prices that we are able to achieve early in the product’s life cycle. Therefore, sales results in any one quarter are not necessarily indicative of expected results for subsequent quarters during the fiscal year.

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

Revenue Recognition.  We recognized revenue on the sale of packaged goods upon the shipment of our product when: (1) risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products are sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Some of our software products provide limited online features at no additional cost to the consumer. Generally, we have considered such features to be incidental to our overall product offerings and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying our revenue recognition policy. To date, the Company has not earned significant revenues from such features. In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

When we enter into license or distribution agreements that provide for multiple copies of games in exchange for guaranteed amounts, revenue is recognized in accordance with the terms of the agreements, generally upon delivery of a master copy, assuming our performance obligations are complete and all other recognition criteria are met, or as per-copy royalties are earned on sales of games.

Price Protection and Other Allowances.  We generally sold our products on a no-return basis, although in certain instances, we provide price protection or other allowances on certain unsold products in accordance with industry practices. Price protection, when granted and applicable, allows customers a partial credit with respect to merchandise unsold by them. Revenue is recognized net of estimates of these allowances. Sales incentives and other consideration that represent costs incurred by us for benefits received, such as the appearance of our products in a customer’s national circular advertisement, are generally reflected as selling and marketing expenses. We estimate potential future product price protection and other discounts related to current period product revenue. In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

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

Accounting for Preferred Stock and Warrant transactions.  The Company issued units consisting of preferred shares and warrants and subsequently remeasured certain of those warrants. Determining the fair value of of the securities in these transactions requires significant judgment, including adjustments to quoted share prices and expected stock volatility. Such estimates may significantly impact our results of operations and losses applicable to common stockholders.

Commitments and Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable. We record associated legal fees as incurred. The Company has accrued contingent liabilities for certain potential licensor and customer liabilities and claims that were transferred to Zift but may not be extinguished by such transaction.

Results of Operations

Year ended October 31, 2015 versus the year ended October 31, 2014

Net Revenues. Net revenues for the year ended October 31, 2015 decreased approximately 81% to $6.7 million from $34.4 million in the year ended October 31, 2014. The decrease was due to lower sales to retailers, particularly of Zumba titles, including a decrease in Zumba revenue from Europe. In the prior-year period, we released Zumba World Party and Zumba Kids. We did not release a new Zumba title in the current-year period. Overall Zumba sales accounted for 28% and 54% of revenues for the years ended October 31, 2015 and 2014, respectively. In addition, since July 31, 2014, we have substantially reduced development and distribution activities for packaged software generally and released fewer titles in the current period. Revenues from games distributed digitally amounted to approximately $2.1 million, in fiscal 2015, a decrease of $0.8 million compared to $2.9 million of revenue in the prior year, which included the releases of Costume Quest 2 and Slender: The Arrival, on various digital platforms including Steam, Sony Playstation Network and Microsoft XBLA.

Gross Profit. Gross profit for the year ended October 31, 2015 was approximately $3.3 million compared to a gross profit of approximately $5.7 million in the year ended October 31, 2014. The decrease in gross profit reflects lower retailer, Zumba and other sales as discussed above. Gross profit as a percentage of net sales was 49% for the year ended October 31, 2015, compared to 17% for the year ended October 31, 2014. The increase in gross profit as a percentage of sales was primarily due to the portion of total revenues represented by revenues from digital distribution, which has a higher gross margin relative to sales due to the absence of cost of physical goods distribution. In the year ended October 31, 2014, costs of sales included significant higher amortization of software development costs of Zumba and higher customer allowances.

Product Research and Development Expenses. Product research and development expenses were $0.2 million for the year ended October 31, 2015, compared to approximately $2.3 million of expenses for the year ended October 31, 2014, reflecting the effects of workforce reductions in 2015 and 2014 and limited spending on third-party development projects.

Selling and Marketing Expenses. Total selling and marketing expenses were approximately $0.8 million for the year ended October 31, 2015, compared to $7.3 million for the year ended October 31, 2014. The decrease was primarily due to lower personnel costs and a decrease in other marketing and distribution activities related to the Company’s games generally. In addition, the prior-year period included advertising costs related to the release of Zumba games.

General and Administrative Expenses. For the year ended October 31, 2015, general and administrative expenses amounted to approximately $5.4 million, compared to $8.4 million for the year ended October 31, 2014. The decrease reflects lower compensation costs, consulting and professional fees and related support expenses, partially offset by greater legal fees related to financing activities.

Workforce Reduction. For the year ended October 31, 2015, we incurred workforce reduction costs of $0.8 million pertaining to severance costs, including primarily severance costs for finance and legal executives and other personnel. For the year ended October 31, 2014, we incurred $0.3 million of such costs across all functions.

Operating Loss. Operating loss for the year ended October 31, 2015 was approximately $3.9 million, compared to an operating loss of approximately $13.3 million in the year ended October 31, 2014, primarily reflecting expense reductions in development and marketing activities.

Loss from Equity Method Investment. We recorded a loss of approximately $3.8 million in the year ended October 31, 2014 for our 50% share of losses incurred by our GMS joint venture and the impairment of the carrying value of its investment. We sold our investment in GMS in November 2014. Accordingly, there was no effect of GMS operations on the current-year period.

Extinguishment of Liabilities. During the year ended October 31, 2015, the Company recognized gains on extinguishment of liabilities of $1.5 million, compared to $1.3 million in the year ended October 31, 2014. partly as a result of the modification of certain licenses and distribution agreements and cash settlements of outstanding customer allowances. In the prior-year period, the Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and passage of the statute of limitations.

Gain on Transfer to Zift and Other Nonoperating Gains, Net. During the year ended October 31, 2015, the Company recognized $0.2 million of net gains, primarily from the transfer of game rights, including approximately $0.05 million from the transfer of retail distribution activities to Zift, a company owned by our former chief executive officer. The gain substantially relates to the elimination of certain price-protection and other customer allowances, net of $0.8 million of cash paid, or to be paid, to the transferee. There was no such activity in the prior-year period.

Change in Fair Value of Warrant Liability. In our December 2014 and May 2015 private placements, we issued warrants containing certain contingent settlement terms not indexed to our own stock. Prior to the exchange of the warrants, we account for the warrants as liabilities, re-measured their fair value through the date of the exchange and recognized related losses on a current basis. In the year ended October 31, 2015, we recognized a loss of $1.5 million reflecting an increase in our stock price from the issuance date of the warrants to the date of their respective exchanges in April 2015 and September 2015, which increased the value of the warrants. As of October 31, 2015, all of the December 2014 warrants were cancelled in exchange for the issuance of shares of common stock or, if such issuance of common stock would cause the holder to exceed certain ownership thresholds, shares of 0% Series B Convertible Preferred Stock and all of the May 2015 warrants were cancelled in exchange for the issuance of shares of common stock or, if such issuance of common stock would cause the holder to exceed certain ownership thresholds, shares of 0% Series D Convertible Preferred Stock.

Income Taxes. In the year ended October 31, 2015 and 2014, our income tax expense was not significant and represented primarily minimum state income taxes.

Liquidity and Capital Resources

As of October 31, 2015, our cash and cash equivalents balance was $17.1 million and our working capital was approximately $15.6 million, compared to cash and equivalents of $7.2 million and working capital of $5.4 million at October 31, 2014. The increase in cash primarily reflects the sale of preferred stock and warrants in December 2014 and May 2015, which together resulted in net proceeds of approximately $10.8 million, as well as the sale of inventory and collection of accounts receivable during fiscal 2015.

In fiscal 2013, 2014 and 2015, we experienced net cash outflows from operations, generally to fund operating losses due to declining revenues which we attribute to three factors: 1) the introduction of competing “freemium” games on competing handheld devices such as the Apple iPhone or iTouch, and Android powered devices; 2) a shift in game distribution from retail to digital downloads; and 3) a decline in the popularity of motion based fitness games including games we publish under the Zumba fitness brand. As a result of these factors we have reduced our operating expenses, including the reduction of game production and marketing personnel, and have eliminated substantially all of our new game development activities. We are evaluating various strategic alternatives to maximize company value including the acquisition of businesses that are not related to our existing video game operations. Additionally, we have entered into financing transactions for which we have received approximately $10.8 million in cash. Additionally, the terms of the private placements restrict us from seeking funding from other sources as long as the preferred shares are outstanding, without the required consent of the holders of such shares.

In July 2015, we transferred our retail distribution activities to Zift and transferred related assets and liabilities, including accounts receivable, inventory, customer credits and certain other liabilities. We do not expect to maintain significant similar working capital balances in the foreseeable future or experience the variability in such balances previously associated with new releases and seasonal activities. Accordingly, current cash and working capital balances exceed expected working capital requirements for our current digital distribution activities over the foreseeable future. Our operating results may vary significantly from period to period and our ability to achieve future profitability or cash flows from operations is dependent on increased revenue.  We may be required to modify our plans, or seek outside sources of financing, and/or equity sales, if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Excess cash and working capital balances may be used in future development activities or investments in new businesses, which may also significantly affect our financial condition and operating results.

Private Placements

The private placements described below were completed in December 2014 and May 2015. A substantial portion of the proceeds of these offerings remained subject to escrow agreements until September 2015, pending the satisfaction of release conditions.

December 2014

On December 17, 2014, pursuant to subscription agreements (the “December Subscription Agreements”) entered into with certain accredited investors, the Company completed a private placement of $6.0 million of units (the “December Units”) at a purchase price of $0.68 per December Unit, with each December Unit consisting of one share of the Company’s 0% Series A Convertible Preferred Stock (the “Series A Preferred Shares”) and a five year warrant (the “December Warrants”) to purchase one share of the Company’s common stock at an initial exercise price of $0.68 per share (such issuance and sale the “December Private Placement”). The December Warrants were subsequently exchanged for shares of our 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and shares of our common stock.

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of the of such Series A Preferred Shares ($0.68 per share), plus all accrued and unpaid dividends, if any, divided by the conversion price (initially $0.68 per share, subject to adjustment). In the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Additionally, the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the December Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no dividends.

The holders of Series A Preferred Shares shall vote together with the holders of common stock on all matters on an “as converted” basis, subject to beneficial ownership limitations, and shall not vote as a separate class Notwithstanding the foregoing, the conversion price for purposes of calculating voting power shall in no event be lower than $0.59 per share. At no time may all or a portion of the Series A Preferred Shares be converted if the number of shares of common stock to be issued to such holders pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, 4.99% of the Company’s outstanding common stock, subject to increase to 9.99%.

The proceeds of the offering and certificates representing the Series A Preferred Shares and December Warrants were deposited into escrow accounts. Upon the closing of the December Private Placement, $1.0 million of the proceeds was released to the Company and $1.0 million of Series A Preferred Shares and December Warrants, on a pro rata basis, was released to the investors. The remaining $5.0 million was released by the escrow agent to the Company and the corresponding $5.0 million of Series A Preferred Shares and December Warrants were released to the investors in September 2015, in connection with amendments to the December Subscription Agreements.

On April 30, 2015, pursuant to warrant exchange agreements, the holders exchanged for cancellation 8,823,537 December Warrants, including those then held in escrow, for shares of common stock or Series B Preferred Shares. An aggregate of 6,302,525 shares of common stock, which amount includes the shares of common stock issuable upon conversion of the Series B Preferred Shares, were issued or issuable in connection with the exchange agreements.

The Series B Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value ($140.00 per share) of the Series B Preferred Shares, plus all accrued and unpaid dividends, if any, divided by the conversion price (initially $1.40 per share, subject to adjustment). The Company is prohibited from effecting a conversion of the Series B Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding, subject to increase, up to 9.99%.  Each holder is entitled to vote on all matters submitted to stockholders of the Company on an “as converted basis”, subject to beneficial ownership limitations, based on a conversion price of $1.40 per share.

May 2015

On May 15, 2015 (the “May Closing Date”), the Company closed the sale of $5.05 million of units (the “May Units”), pursuant to separate subscription agreements (the “May Subscription Agreements”) with accredited investors entered into on April 29, 2015, at a purchase price of $1.20 per May Unit.  Each May Unit consists of one share of the Company’s common stock, provided that, if the issuance of any such shares would have resulted in the investor owning in excess of 4.99% of the Company’s issued and outstanding common stock, then such investor could elect to receive shares of the Company’s 0% Series C Convertible Preferred Stock (the “Series C Preferred Shares”), and a three-year warrant (the “May Warrants”) to purchase one share of the Company’s common stock at an exercise price of $1.40 per share (such sale and issuance, the “May Private Placement”).

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Shares ($120.00 per share), plus all accrued and unpaid dividends, if any, divided by the conversion price ($1.20 per share, subject to adjustment).   In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Notwithstanding the foregoing, until such time as the Company obtains the required shareholder approval pursuant to the rules of The NASDAQ Stock Market, LLC, the conversion price of the Series C Preferred Shares shall not be adjusted to a per share price below $0.86.  The Company is prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock subject to increase, up to 9.99%.  Each holder is entitled to vote on all matters submitted to stockholders of the Company, on an “as converted basis”, subject to the beneficial ownership limitation, based on a conversion price of $1.30 per share. The Series C Preferred Shares bear no interest and shall rank junior to the Company’s Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

The May Warrants are exercisable, immediately, at a price of $1.40 per share, subject to adjustment, and expire three years from the date of issuance. The holders may, subject to certain limitations, exercise the May Warrants on a cashless basis. The Company is prohibited from effecting an exercise of any May Warrant to the extent that, as a result of any such exercise, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding.

The proceeds of the May Private Placement along with certificates evidencing the Series C Preferred Shares and Series C Warrants were deposited into an escrow accounts. On the May Closing Date, twenty percent (20%) of the proceeds of the May Private Placement ($1.01 million) and a corresponding number of Series C Preferred Shares and Series C Warrants were released to the Company and the investors, respectively.  The remaining eighty percent (80%) of the proceeds from the May Private Placement ($4.04 million) and the corresponding percentage of Series C Preferred Shares and Series C Warrants were released to the Company and the investors, respectively, in September 2015 in connection with amendments to the May Subscription Agreements.

September 2015

On September 25, 2015, we entered into amendment agreements to amend the terms of our subscription agreements for the private offerings closed December 17, 2014 and May 15, 2015 to provide for the consent of the lead investor in such offerings to release of all remaining escrowed funds to the Company ($5.0 million under the December Private Placement and $4.04 under the May Private Placement) upon the satisfaction of certain obligations, which the Company satisfied. Pursuant to the amendment agreements, the Company was, among other things, required to increase the size of its Board of Directors and appoint thereto, individuals deemed acceptable to the lead investor and approved by The NASDAQ Stock Market, LLC; appoint a new Chief Executive Officer and a new Chief Financial Officer and exchange the Series C Warrants, as described further below.  On September 30, 2015 the Company received $9.04 million in proceeds from the foregoing release of escrowed funds and the corresponding securities were released to the investors.

In accordance with the aforementioned escrow release conditions, we entered into exchange agreements with holders of our outstanding Series C Warrants pursuant to which each holder received .4 shares of our common stock for each 1 warrant share exchanged for cancellation.  At the election of any holder who would, as a result of receipt of the common stock hold in excess of certain beneficial ownership thresholds of the Company’s issued and outstanding common stock, such holder could receive shares of our newly designated 0% Series D Convertible Preferred Stock (the “Series D Preferred Shares”).  Pursuant to the foregoing exchanges, on September 25, 2015, the Company issued 0 shares of common stock and 168,333 Series D Preferred Shares convertible into 1,683,330 shares of common stock in exchange for the cancellation of Series C Warrants to purchase 4,208,337 shares of common stock. Certain of our officers and directors who held Series C Warrants participated in the exchange.

The Series D Preferred Shares are convertible into shares of common stock based on a conversion ratio equal to the stated value ($1,000.00 per share) of such Series D Preferred Shares to be converted, plus all accrued and unpaid dividends, if any, divided by the conversion price ($100.00 per share, subject to adjustment). The Company is prohibited from effecting a conversion of the Series D Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of Common Stock outstanding ,subject to increase, up to, 9.99%. The Series D Preferred Shares bear no interest and rank senior to the Company’s common stock but junior to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares.

On October 15, 2015, our Board of Directors approved a revised version of the Certificate of Designations, Preferences and Rights of the Company’s 0% Series D Convertible Preferred Stock in order to remove any voting rights of the Series D Preferred Shares, except as otherwise required by law.

Factoring and Purchase Order Financing.

Historically, we have factored a portion of our receivables from sales of packaged software. Under our factoring agreement, we have the ability to take cash advances against eligible outstanding accounts receivable. In 2015, we terminated these agreements.

Post Year-End Dividends

On January 4, 2016, the Company declared a special cash dividend of an aggregate of $10,000 to holders of record on January 14, 2016 of its outstanding shares of: (i) common stock (ii) Series A Preferred Shares; (iii) Series B Preferred Shares; (iv) Series C Preferred Shares and (v) Series D Preferred Shares.  The holders of record of the Company’s outstanding preferred stock participated in the dividend on an “as converted” basis.

Off-Balance Sheet Arrangements

As of October 31, 2015, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $17.1 million as of October 31, 2015 compared to $7.2 million at October 31, 2014 and working capital as of July 31, 2015 was $15.6 million compared to $5.4 million at October 31, 2014.

Operating Cash Flows. Our principal operating source of cash is revenue from distribution of our interactive entertainment products, net of royalty and revenue-share payments to licensors, developers and publishers. During fiscal 2014 and 2015, we reduced our development and marketing activities and distributed a greater number of games published by others, compared to prior years. Accordingly, the portion of operating cash flows used for associated working capital requirements, including pre-release development and costs incurred to manufacture, sell and market our games has generally been reduced. We incurred $1.6 million of cash outflows from operations during the year ended October 31, 2015, primarily reflecting current operating losses and the settlement in cash of certain outstanding royalty and customer-credit liabilities, partially offset by the liquidation of prior inventory balances and collection of accounts receivable.

Investing Cash Flows. Cash provided by investing activities in the year ended October 31, 2015 amounted to $0.5 million, primarily reflecting proceeds from the sale of certain game rights and the collection of certain outstanding advances to GMS.

Financing Cash Flows. Net cash provided by financing activities for the year ended October 31, 2015 reflects $10.9 million of net proceeds from private placements of units in December 2014 and May 2015, as described above, including approximately $1.9 million received at the time of the placements and $9.0 million received in September 2015 upon the amendment of certain escrow conditions.

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

During our most recent fiscal quarter, we appointed a new Chief Executive Officer and a new Chief Financial Officer. In addition, there were changes to the membership of our Board of Directors and Audit Committee. There were no other changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was effective as of October 31, 2015.

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

Item 9B.  Other Information.

None.

PART III

The information required by Part III of Form 10-K under the items listed below are incorporated by reference from our definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2015 fiscal year end.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on September 15, 2014).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).

3.3	Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 18, 2014)

3.4	Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 30, 2015)

3.5	Certificate of Designations, Preferences and Rights of the 0% Series C Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on June 9, 2015)

3.6	Certificate of Designations, Preferences and Rights for 0% Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 20, 2015)

4.1	Form of Common Stock Purchase Warrant issued to investors (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 18, 2014).

#10.1	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

#10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).

10.3	Form of Personal Indemnification Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 15, 2009).

10.4	First Amendment to the Confidential License Agreement for the Wii Console (Western Hemisphere), effective January 4, 2010, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

10.5	Add On Content Addendum to the Confidential License Agreement for the Wii Console, effective November 2, 2009, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2010).

10.6	Second Amendment to the Confidential License Agreement for the Wii Console, effective February 20, 2013, by and between Nintendo of America Inc. and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 21, 2013).

10.7	Intentionally omitted.

10.8	XBOX 360 Publisher License Agreement, effective September 13, 2005, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

+10.9	Amendment to the XBOX 360 Publisher License Agreement (2008 renewal, etc.), effective September 1, 2009, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

+10.10	Amendment to the XBOX 360 Publisher License Agreement (Russian Incentive Program, Hits Program Revisions), effective February 4, 2010, by and between Microsoft Licensing, GP and Majesco Entertainment Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on September 14, 2011).

#10.11	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2012).

#10.12	Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Commission on May 1, 2014).

10.13	Form of December 2014 Subscription Agreement between the Company and investors (incorporated by reference to Exhibit 10.1 to our form 8-k filed with the commission on September 21, 2015).

10.14	Form of December 2014 Registration Rights Agreement between the Company and investors (incorporated by reference to Exhibit 10.2 to our form 8-k filed with the commission on December 18, 2014).

#10.15	2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2015).

10.16	Form of May 2015 Subscription Agreement between the Company and Investors (incorporated by reference to Exhibit 10.1 to our form 8-k filed with the commission on May 21, 2015)

10.17	Form of May 2015 Registration Rights Agreement between the Company and investors (incorporated by reference to Exhibit 10.2 to our form 8-k filed with the commission on May 21, 2015).

#10.19	Separation Agreement between Majesco Entertainment Company and Jesse Sutton, dated as of July 27, 2015 (incorporated by reference to Exhibit 10.2 to our form 8-k filed with the commission on July 28, 2015)

10.20	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between the Company and Zift Interactive LLC (incorporated by reference to Exhibit 10.1 to our form 8-k filed with the commission on August 6, 2015)

10.21	Stock Purchase Agreement for Zift Interactive LLC between the Company and Jesse Sutton (incorporated by reference to Exhibit 10.2 to our form 8-k filed with the commission on August 6, 2015)

10.22	Amendment Agreement for Subscription Agreement dated December 17, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2015)

10.23	Amendment Agreement for Subscription Agreement dated May 15, 2015 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2015)

10.24	Form of Exchange Agreement dated September 30, 2015 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2015)

#10.25	Executive Employment Agreement with Barry Honig (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2015)

#10.26	Executive Employment Agreement with John Stetson (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2015)

#10.27	Restricted Stock Agreement with Barry Honig (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2015)

#10.28	Restricted Stock Agreement with John Stetson (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 1, 2015)

#10.29	Restricted Stock Agreement with Michael Brauser (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 1, 2015)

#10.30	Restricted Stock Agreement with Mohit Bhansali (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 1, 2015)

#10.31	Restricted Stock Agreement with Edward Karr (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on October 1, 2015)

#10.32	Restricted Stock Agreement with Andrew Kaplan (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on October 1, 2015)

*21.1	Subsidiaries

*23.1	Consent of EisnerAmper LLP

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

*32.1	Section 1350 Certificate of President and Chief Financial Officer

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

#	Constitutes a management contract, compensatory plan or arrangement.

±	We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

*	Filed herewith.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

By:	/s/ Barry Honig
Chief Executive Officer (Principal Executive Officer)

Date: January 29, 2016

By:	/s/ John Stetson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Honig	Chief Executive Officer and Co-Chairman of the Board of Directors	January 29, 2016
Barry Honig	(Principal Executive Officer)

/s/ John Stetson	Chief Financial Officer (Principal	January 29, 2016
John Stetson	Financial and Accounting Officer)

/s/ Michael Brauser	Co-Chairman of the Board of Directors	January 29, 2016
Michael Brauser

/s/ Michael Beeghley	Director	January 29, 2016
Michael Beeghley

/s/ Mohit Bhansali	Director	January 29, 2016
Mohit Bhansali

/s/ Andrew Kaplan	Director	January 29, 2016
Andrew Kaplan

/s/ Edward Karr	Director	January 29, 2016
Ed Karr

/s/ David Rector	Director	January 29, 2016
David Rector

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Majesco Entertainment Company

We have audited the accompanying consolidated balance sheets of Majesco Entertainment Company and Subsidiary (the "Company") as of October 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Majesco Entertainment Company and Subsidiary as of October 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EISNERAMPER LLP

Iselin, New Jersey

January 29, 2016

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	October 31, 2015	October 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$17,053	$7,196
Accounts receivable	283	1,597
Inventory	-	1,292
Capitalized software development costs and license fees	179	674
Advances to GMS Entertainment Limited	-	250
Prepaid expenses and other current assets	101	249
Total current assets	17,616	11,258
Property and equipment, net	45	198
Total assets	$17,661	$11,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,686	$4,427
Due to distribution partners	-	1,286
Customer credits	-	171
Payable to Zift	318	-
Advances from customers and deferred revenue	-	21
Total current liabilities	2,004	5,905
Commitments and contingencies
Stockholders’ equity:
Convertible Preferred stock – 10,000,000 shares authorized, 9,025,265 and 0 shares issued and outstanding at October 31, 2015 and 2014, respectively, aggregate liquidation preference $5,968	10,694	-
Common stock — $.001 par value; 250,000,000 shares authorized; 11,109,293 and 6,620,660 shares issued and outstanding at October 31, 2015 and 2014, respectively	11	7
Additional paid-in capital	128,488	125,271
Accumulated deficit	(123,536)	(119,727)
Net stockholders’ equity	15,657	5,551
Total liabilities and stockholders’ equity	$17,661	$11,456

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended October 31,
	2015	2014
Net revenues	$6,693	$34,368
Cost of sales
Product costs	2,328	12,381
Software development costs and license fees	1,095	16,282
	3,423	28,663
Gross profit	3,270	5,705
Operating costs and expenses
Product research and development	174	2,340
Selling and marketing	771	7,264
General and administrative	5,350	8,366
Workforce reduction	840	323
Depreciation and amortization	61	745
	7,196	19,038
Operating loss	(3,926)	(13,333)
Other expenses (income)
Interest and financing costs	45	361
Loss from equity method investment	-	3,780
Gain on extinguishment of liabilities	(1,465)	(1,287)
Gain on transfer to Zift	(50)	-
Other nonoperating gains, net	(198)	-
Change in fair value of warrant liability	1,548	-
Loss before income taxes	(3,806)	(16,187)
Income taxes	3	10
Net loss	(3,809)	(16,197)
Conversion features accreted as dividends	2,252	-
Net loss attributable to common shareholders	$(6,061)	$(16,197)

Net loss per share, basic and diluted:	$(0.82)	$(2.52)
Weighted average shares outstanding, basic and diluted:	7,369,652	6,420,775

See accompanying notes

F-3

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended October 31,
	2015	2014
Net loss	$(3,809)	$(16,197)
Other comprehensive income (loss)
Foreign currency translation adjustments	-	111
Reclassified to net loss	-	500
Other comprehensive income (loss)	-	611
Comprehensive loss	$(3,809)	$(15,586)

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Net
			$.001 par value		Paid-In	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance — October 31, 2013			6,613,710	$7	$124,187	$(103,530)	$(611)	$20,053
Issuance of common stock in connection with:
Restricted stock grants — directors	—	—	62,065	—	176	—	—	176
Restricted stock grants (forfeitures), net — employees	—	—	(37,570)	—	637	—	—	637
Non-cash compensation charges — stock options	—	—	—	—	304	—	—	304
Shares withheld for taxes		—	(17,545)	—	(33)	—	—	(33)
Net loss	—	—	—	—	—	(16,197)	—	(16,197)
Foreign currency translation recognized	—	—	—	—	—	—	616	616
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	(5)
Balance — October 31, 2014			6,620,660	$7	$125,271	$(119,727)	$-	$5,551
Issuance of common stock in connection with:
Restricted stock grants	—	—	1,939,443	1	1,060	—	—	1,061
Non-cash compensation charges — stock options	—	—	—	—	375	—	—	375
Shares withheld for taxes	—	—	(11,717)	—	(15)	—	—	(15)
Private placement of units, December 2014	8,823,537	2,156	—	—	—	—	—	2,156
Exchange agreement, April 2015	54,201	4,569	882,354	1	743	—	—	5,313
Private placement of units, May 2015	25,763	2,010	1,631,984	2	3,013	—	—	5,025
Exchange agreement, September 2015	168,333	1,969	—	—	(1,969)	—	—	-
Conversion of Series A preferred stock	(46,569)	(10)	46,569	—	10	—	—	-
Net loss	—	—	—	—	—	(3,809)	—	(3,809)
Balance — October 31, 2015	9,025,265.	$10,694	11,109,293	$11	$128,488	$(123,536)	$-	$15,657

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,809)	$(16,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	1,548	-
Depreciation and amortization	61	745
Loss from equity method investment	-	3,780
Non-cash compensation expense	1,436	1,117
Provision for price protection	41	4,648
Amortization of capitalized software development costs and license fees	432	10,695
Capital software impairment losses	148	1,259
Provision for excess inventory	65	737
Foreign currency exchange loss recognized		616
Gain on extinguishment of liabilities	(1,465)	(1,287)
Gain on transfer to Zift	(50)	-
Other nonoperating gains	(198)	-
Changes in operating assets and liabilities:
Accounts receivable	1,273	(428)
Inventory	1,227	2,830
Capitalized software development costs and license fees	(85)	(4,582)
Advance payments for inventory	57	1,007
Prepaid expenses and other current assets	91	2,704
Accounts payable and accrued expenses	(2,194)	(1,993)
Customer credits	(171)	(2,343)
Advances from customers and deferred revenue	(21)	(6,817)
Net cash used in operating activities	(1,614)	(3,509)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(347)
Repayment from (advances to) GMS Entertainment Limited	250	(530)
Proceeds from sale of assets	290	-
Net cash provided by (used in) investing activities	540	(877)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of inventory financing	-	(1,765)
Net proceeds from sale of units	10,946	-
Income tax withholding from exercise of options and warrants	(15)	(33)
Net cash provided by (used in) financing activities	10,931	(1,798)
Effect of exchange rates on cash and cash equivalents	-	(5)
Net increase (decrease) in cash and cash equivalents	9,857	(6,189)
Cash and cash equivalents — beginning of year	7,196	13,385
Cash and cash equivalents — end of year	$17,053	$7,196
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest and financing costs	$141	$327
Cash paid during the year for income taxes	$-	$6
SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES
Warrant liability settled under exchange agreement	$5,313	$-
Other warrants settled under exchange agreement	$1,969	$-
Conversion of preferred stock into common stock	$10	$-

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

The Company is a provider of video game products primarily for the casual-game consumer and has published video games for interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. It has historically sold its products through two sales channels, retail and digital. It has sold packaged software to large retail chains, specialty retail stores, video game rental outlets and distributors and through digital distribution for platforms such as Xbox Live Arcade, PlayStation Network, or PSN, and Steam, and for mobile devices and online platforms. In July 2015, the Company transferred retail distribution activities, assets and obligations to a company owned by its former chief executive officer (see Note 19).

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

Major customers. Sales to GameStop represented approximately 10% and 19% of net revenues in 2015 and 2014, respectively. Sales to U&I Entertainment, Inc. represented approximately 11% of net revenues in 2014. In 2015, Alliance Distributors and Microsoft Corporation represented approximately 10% and 13% of total revenue, respectively. Sony, Microsoft, Valve and Nintendo accounted for 37%, 20%, 18% and 13% of total accounts receivable as of October 31, 2015, respectively.

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the Company’s products. In addition, for the years ended October 31, 2015 and 2014 sales of the Company’s Zumba Fitness games accounted for approximately 28% and 54% of net revenues, respectively.

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

Shipping and handling, which consist principally of transportation charges incurred to move finished goods to customers, amounted to $89 and $269 for the years ended October 31, 2015 and 2014, respectively, and are included in selling and marketing expenses.

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

Allowance for doubtful accounts. The Company recognizes an allowance for losses on accounts receivable for estimated probable losses. The allowance is based on historical experiences, current aging of accounts, and other expected future write-offs, including specific identifiable customer accounts considered at risk or uncollectible. Any related expense associated with an allowance for doubtful accounts is recognized as general and administrative expense.

Advertising Expenses.  The Company generally expenses advertising costs as incurred except for production costs associated with media campaigns that are deferred and charged to expense at the first run of the advertisement. Advertising costs charged to operations were $0 and $2,323 for the years ended October 31, 2015 and 2014, respectively.

Income taxes.  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the potential for realization of deferred tax assets at each quarterly balance sheet date and records a valuation allowance for assets for which realization is not more likely than not.

Stock Based Compensation. The Company measures all stock-based compensation to employees using a fair value method and records such expense in general and administrative expenses. Compensation expense for stock options is recognized on a straight line basis over the vesting period of the award, based on the fair value of the option on the date of grant.

The fair value for options issued is estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor is determined based on the Company’s historical stock prices.

Cash and cash equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

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

Property and equipment.  Property and equipment is stated at cost. Depreciation and amortization is being provided for by the straight-line method over the estimated useful lives of the assets, generally five years. Amortization of leasehold improvements is provided for over the shorter of the term of the lease or the life of the asset.

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

Other Nonoperating Gains, Net. In the year ended October 31, 2015, in connection with the expiration of its prior facilities lease and its relocation, the Company disposed of property and equipment with a net book value of $92 and received proceeds of $20 from the sale of certain of the property and equipment, The $72 loss on the disposals is included in gains on asset sales, net. In addition, the Company recorded a gain of $270 on the transfer of certain game rights.

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

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the year ended October 31, 2015 is presented below:

Beginning balance	$-
Issuance of warrants	3,765
Change in fair value of warrant liability	1,548
Settlement of warrants	(5,313)
Ending balance	$-

Assumptions used to determine the fair value of the warrants during the year ended October 31, 2015 were:

Market price of common stock	$0.59-$1.26
Expected warrant term	4.5-5.0 years
Risk-free rate	1.0% -1.7%
Expected volatility	80%
Dividend yield	0%
Probability of certain litigation costs at each of three pricing thresholds	0-33%
Probability of future down-round financing	0-50%
Stock price discount	0-41%

The carrying value of accounts receivable, accounts payable and accrued expenses and advances from customers are reasonable estimates of their fair values because of their short-term maturity.

4. CUSTOMER CREDITS, NET

Customer credits, net, consists of the following:

	October 31, 2015	October 31, 2014
Outstanding accounts receivable sold to factor	$-	$3,277
Less: customer allowances	-	(1,110)
Less: provision for price protection	-	(2,338)
Customer credits	$-	$(171)

In July 2015, the Company transferred assets and obligations related to its retail distribution activities to a company owned by its former chief executive officer. During the quarter ended July 31, 2015, the Company settled certain of its remaining outstanding customer allowances with retailers and distributors with cash payments. In addition, the Company eliminated its provisions for future price protection. See Note 19.

Outstanding accounts receivable sold to the factor as of October 31, 2015 and October 31, 2014 for which the Company retained credit risk amounted to $0 and $164, respectively. As of October 31, 2015 and October 31, 2014, there were no allowances for uncollectible accounts. Allowances include provisions for customer payments and incentives deductible in future periods. As of October 31, 2014, customer allowances and provisions for price protection exceeded outstanding accounts receivable sold to the Company’s factor. The excess is classified as a liability in the accompanying balance sheet.

5. INVENTORY

Inventory consists of the following:

	October 31
	2015	2014
Finished goods	$-	$1,245
Packaging and components	-	47
	$-	$1,292

In July 2015, the Company transferred assets and obligations related to its retail distribution activities to a company owned by its former chief executive officer, including its remaining inventory. See Note 19.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the major components of prepaid expenses:

	October 31,
	2015	2014
Prepaid insurance	$61	$98
Advance payments for inventory	-	57
Other	40	94
Total prepaid expenses and other current assets	$101	$249

7. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net:

	October 31,
	2015	2014
Computers and software	$61	$1,239
Furniture and equipment	78	402
Leasehold improvements	-	150
	139	1,791
Accumulated depreciation	(94)	(1,593)
	$45	$198

8. INVESTMENT IN GMS ENTERTAINMENT LIMITED

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

In October 2013, GMS completed an asset purchase agreement to acquire substantially all of the assets of Orid Media, a designer and developer of online casino games, including all of the outstanding share capital of its wholly-owned subsidiary Pariplay. Under the agreement, GMS purchased the assets for $2,500, plus an additional $1,000 contingent on the financial performance of GMS. Upon completion of the investment by the Company and the asset purchase, the assets of GMS consisted of approximately $1,100 of cash and working capital and $2,500 of intangible assets and goodwill. In addition, in August 2013, the Company sold shares of its common stock to another shareholder of Orid Media, resulting in proceeds to the Company of $2,000.

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

In the fiscal year ended October 31, 2014, the Company’s share of GMS’s net loss was $1,018, which was included in loss from equity method investment in the statement of operations. In addition, the Company recognized foreign currency translation gains of $61 which was initially included in foreign currency translation adjustments in accumulated other comprehensive loss and reclassified to net loss in the fourth quarter in connection with impairment losses recorded. The functional currency of GMS was the pound sterling. In 2014, the Company determined that a loss in the value of GMS had occurred that was other than a temporary decline and recognized losses of $2,823.

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

9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND DUE TO DISTRIBUTION PARTNER

The following table presents the major components of accounts payable and accrued expenses:

	October 31,
	2015	2014
Accounts payable-trade	$479	$1,403
Royalties, fees and development	681	1,859
Salaries and other compensation	510	867
Other accruals	16	298
Total accounts payable and accrued expenses	$1,686	$4,427

During the years ended October 31, 2015 and 2014, the Company recognized gains on the extinguishment of liabilities related to certain accounts payable balances and claims for license fees and services that the Company determined would never be paid because they were no longer being pursued for payment and had passed the statute of limitations. In addition, in the year ended October 31, 2015, the Company modified certain of its agreements with licensors, distribution partners and other vendors which reduced Company liabilities, generally in exchange for reduced or terminated license or distribution rights and current cash payment.

Salaries and other compensation includes accrued payroll expense, accrued severance liabilities and estimated employer 401K plan liabilities.

Due to distribution partners as of October 31, 2014 represents amounts due to publishers for games distributed by the Company as an agent.

10. SHORT-TERM FINANCING ARRANGEMENTS

Accounts receivable and inventory

Prior to July 31, 2015, the Company used a factor to approve credit and to collect the proceeds from a substantial portion of its sales. Under the terms of the agreement, the Company sells to the factor and the factor purchases from the Company eligible accounts receivable.

Under the terms of the Company’s factoring agreement, the Company sold its accounts receivable to the factor. The factor, in its sole discretion, determined whether or not it will accept the credit risk associated with a receivable. If the factor did not accept the credit risk on a receivable, the Company sold the accounts receivable to the factor while retaining the credit risk. In both cases, the Company surrendered all rights and control over the receivable to the factor. However, in cases where the Company retained the credit risk, the amount could be charged back to the Company in the case of non-payment by the customer. The factor was required to remit payments to the Company for the accounts receivable purchased from it, provided the customer did not have a valid dispute related to the invoice. The amount remitted to the Company by the factor equaled the invoiced amount, adjusted for allowances and discounts the Company provided to the customer, less factor charges.

The Company reviews the collectability of accounts receivable for which it holds the credit risk quarterly, based on a review of an aging of open invoices and payment history, to make a determination if any allowance for bad debts is necessary.

In addition, the Company could request that the factor provide it with cash advances based on its accounts receivable and inventory, up to a maximum amount. At October 31, 2014, the Company had no excess advances outstanding.

Amounts to be paid to the Company by the factor for any accounts receivable are offset by any amounts previously advanced by the factor. The interest rate is prime plus 1.5%, annually, subject to a 5.5% floor. In certain circumstances, an additional 1.0% annually is charged for advances against inventory.

The Company also maintained purchase order financing, up to a maximum of $2,500, to provide funding for the manufacture of its products. In connection with these arrangements, the factor had a security interest in substantially all of the Company’s assets. The factor charges 0.5% of invoiced amounts, subject to certain minimum charges per invoice.

Inventory purchases

Prior to July 31, 2015, certain manufacturers required the Company to prepay or present letters of credit upon placing a purchase order for inventory. The Company had arrangements with a finance company which provided financing secured by the specific goods underlying the goods ordered from the manufacturer. The finance company made the required payment to the manufacturer at the time a purchase order is placed, and was entitled to demand payment from the Company when the goods are delivered. The Company paid a financing fee equal to 1.5% of the purchase order amount for each transaction, plus administrative fees. Additional charges of 0.05% per day (18% annualized) were incurred if the financing remained open for more than 30 days.

The agreements were terminated in the year ended October 31, 2015.

11.  STOCKHOLDERS’ EQUITY

Preferred stock

Under the Company’s Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock is issuable in series, and the Company’s Board of Directors is authorized to determine the rights, preferences, and terms of each series.

Convertible preferred stock as of October 31, 2015 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	8,776,968	$2,146	$5,968	8,776,968
Series B	54,250	54,201	4,569	-	5,420,171
Series C	26,000	25,763	2,010	-	2,576,353
Series D	170,000	168,333	1,969	-	1,683,330
Other authorized, unissued	919,750	-	-	-	-
Total	10,000,000	9,025,265	$10,694	$5,968	18,456,822

December Units and Series A Preferred Shares

On December 17, 2014, pursuant to subscription agreements (the “December Subscription Agreements”) entered into with certain accredited investors (the “December Investors”) the Company completed a private placement of $6,000 of units (the “December Units”) at a purchase price of $0.68 per Unit, with each December Unit consisting of one share of the Company’s 0% Series A Convertible Preferred Stock (each a “Series A Preferred Share”) and a five-year warrant (each a “December Warrant”) to purchase one share of the Company’s common stock at an initial exercise price of $0.68 per share (such issuance and sale, the “December Private Placement”). The December Warrants were subsequently exchanged for shares of the Company’s 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and shares of the Company’s common stock (see below). The offering was made in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series A Preferred Share, plus all accrued and unpaid dividends, if any, on such Series A Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $0.68 and the initial conversion price is $0.68 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of its common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of Majesco Entertainment Company, the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the December Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no dividends.

The holders of Series A Preferred Shares shall vote together with the holders of common stock on all matters on an as if converted basis, subject to certain conversion and ownership limitations, and shall not vote as a separate class. Notwithstanding the foregoing, the conversion price for purposes of calculating voting power shall in no event be lower than $0.59 per share. At no time may all or a portion of the Series A Preferred Shares be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock which would result in such Holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time; provided, however, that the holder may waive the 4.99% limitation at which time he may not own beneficially own more than 9.99% of all the common stock outstanding at such time.

Prior to the exchange transaction described below, the December Warrants were exercisable at any time at a price of $0.68 per share, subject to adjustment, and expired five years from the date of issuance. The holders could exercise the December Warrants for shares of common stock on a cashless basis if there was no effective registration statement or no current prospectus available for resale of the underlying shares of common stock. The December Warrants were subject to certain adjustments upon certain actions by the Company as outlined in the December Warrants, including, for twenty-four months following the initial issuance date, the issuance or sale, or deemed issuance or sale, by the Company of shares of its common stock at a per share price that is less than the exercise price then in effect.

The proceeds of the offering and certificates representing the Series A Preferred Shares and December Warrants underlying the December Units issued in the offering were deposited into escrow accounts. Upon the closing of the December Private Placement on December 17, 2014 (such date, the “December Closing Date”), $1,000 of the December Escrow Amount was released to the Company and $1,000 of December Units to the December Investors, on a pro rata basis. Effective upon the approval of the Company’s stockholders on March 30, 2015, in one or multiple tranches, the remaining $5,000 became eligible to be released to the Company and $5,000 of December Units became eligible to be released to the December Investors from their respective escrow accounts, if either, (i) the lead investor has approved the release, (ii) the approval of the requisite number of December Investors has been obtained, (iii) the Company has executed definitive binding documents for certain transactions, as described in the December Subscription Agreements, and such transaction(s) are to close contemporaneously with the release, following approval by the Company’s stockholders or (iv) the following conditions are present: (a) nine months has elapsed from the December Closing Date and release is approved by each of the directors appointed at closing (being the non-continuing directors); (b) no subsequent release of the December Escrow Amount has been consummated; and (c) no more than $1,000 is released (the “December Release Conditions”). In the event that on and as of the twelve month anniversary of the December Closing Date none of the December Release Conditions have been satisfied, $5,000 would be returned on a pro rata basis to the December Investors, without interest or deduction, and $5,000 of December Units would be returned to the Company for cancellation. On September 25, 2015, the lead investor approved the release and the escrow agent released all funds and corresponding December Units remaining in escrow

The Company received net proceeds of $801 for the December Units released by from escrow, net of offering costs, and has accounted for each of the Series A Preferred Shares released from escrow, the December Warrants released from escrow and the Series A Preferred Shares and December Warrants remaining in escrow as freestanding instruments.

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

The remaining net proceeds of $318 were allocated to the Series A Preferred Shares net of $79 of offering costs. The Series A Preferred Shares do not represent an unconditional obligation to be settled in a variable number of shares of common stock, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the Series A Preferred Shares are considered equity hosts and recorded in stockholders’ equity.

Upon stockholder approval in March 2015 of full conversion provisions of the escrowed December Warrants, the Company recorded a warrant liability and a discount on the Series A Preferred Shares amounting to $3,162, based on the estimated fair value of the warrants. In addition, upon shareholder approval of the full conversion provisions of the escrowed Series A Preferred Shares, the carrying value of such Series A Preferred Shares, net of proceeds remaining in escrow was reclassified from temporary equity to paid-in capital. The Company recorded a beneficial conversion feature and a discount on the Series A Preferred Shares amounting to $1,838, which was immediately recognized as a deemed dividend in determining net loss attributable to common shareholders. During the year ended October 31, 2015, 46,561 Series A Preferred Shares were converted into common stock and $17 of remaining unamortized discounts were recognized as a deemed dividend. The Company may record additional deemed dividends for any unamortized discounts on its Series A Preferred Shares if such shares are converted.

In connection with the December Private Placement, the Company also entered into separate Registration Rights Agreements with each December Investor, (as amended on January 30, 2015 and March 31, 2015, the “December Registration Rights Agreement”). The Company agreed to use its best efforts to file by March 31, 2015  a registration statement covering the resale of the shares of common stock issuable upon exercise or conversion of the Series A Preferred Shares and December Warrants and to maintain its effectiveness until all such securities have been sold or may be sold without restriction under Rule 144 of the Securities Act. In the event the Company fails to satisfy its obligations under the December Registration Rights Agreements, the Company is required to pay to the December Investors on a monthly basis an amount equal to 1% of the investors’ investment, up to a maximum of 12%. On March 31, 2015, the Company and the required holders of December Units amended the registration rights agreement to extend the filing deadline for the registration statement to June 30, 2015.

April 2015 Exchange and Series B Preferred Shares

On April 30, 2015, pursuant to warrant exchange agreements, the Company retired the 8,823,537 December Warrants issued in the December Private Placement, including those subject to the escrow conditions and those released from escrow, in exchange for shares of the Company's common stock, or shares of 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”), in lieu of shares of common stock equal, on an as-converted basis, to the number of shares of common stock that would have otherwise been received by the holder, if such issuance would result in the recipient holder exceeding certain thresholds. An aggregate of 6,302,525 shares of common stock, which amount includes the shares of common stock issuable upon conversion of the Series B Preferred Shares, were issuable in connection with the exchange agreements. The Company re-measured the fair value of the December Warrants through the date of their exchange and recorded related losses in its statement of operations. In the year ending October 31, 2015, the Company recorded a change in fair value of $1,548 related to the increase in the fair value of the December Warrants during the periods outstanding. Upon exchange, the contingent–conversion features of the December Warrants expired and the carrying value of the warrant liability of $5,313 was reclassified to paid-in capital and allocated to the Series B Preferred Shares and the common shares distributed. Such Series B Shares and shares of common stock exchanged for the December Warrants are not held in escrow and as such are not subject to the December Release Conditions.

The Series B Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series B Preferred Shares, based on a conversion price of $1.40 per shares, plus all accrued and unpaid dividends, if any, on such Series B Preferred Shares, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $140.00 and the initial conversion price is $1.40 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Series B Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to such beneficial ownership limitations, each holder is entitled to vote on all matters submitted to stockholders of the Company on an as converted basis, based on a conversion price of $1.40 per shares.  The Series B Preferred Shares rank junior to the Series A Preferred Shares and bear no dividends. All of the convertible preferred shares do not represent an unconditional obligation to be settled in a variable number of shares, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the convertible preferred shares are considered equity hosts and recorded in stockholders’ equity.

May 2015 Units and Series C Preferred Shares

On May 15, 2015 (the “May Closing Date”), the Company completed a private placement pursuant to separate subscription agreements (the “May Subscription Agreements”) with accredited investors (the “May Investors”) of $5,050 of units (the “May Units”), , at a purchase price of $1.20 per Unit, resulting in net proceeds to the Company of $5.0 million.  Each May Unit consists of one share of the Company’s common stock, provided that, if the issuance of any such shares of common stock would have resulted in the recipient May Investor owning in excess of 4.99% of the Company’s issued and outstanding common stock, then such May Investor could elect to receive shares of the Company’s 0% Series C Convertible Preferred Stock (the “Series C Preferred Shares”) in lieu of common stock that are, on an as converted basis, equal to one share of common stock for every May Unit purchased, and a three-year warrant (the “May Warrants”) to purchase one share of the Company’s common stock at an exercise price of $1.40 per share (such sale and issuance, the “May Private Placement”).  An aggregate of 25,763 Series C Preferred Shares, 1,631,984 shares of common stock and 4,208,337 May Warrants were issued under the May Units. The offering was made in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series C Preferred Shares, as of such date of determination, divided by the conversion price.  The stated value of each Series C Preferred Share is $120.00 per share, and the initial conversion price is $1.20 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.  In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions and provided that the conversion price may not be reduced to less than $0.86, unless and until such time as the Company obtains shareholder approval to allow for a lower conversion price.  The Company is prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such May Investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to the beneficial ownership limitations discussed previously, each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series C Preferred Shares, based on a conversion price of $1.30 per share.  The Series C Preferred Shares bear no dividends and shall rank junior to the Company’s Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

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

In connection with the sale of the May Units, the Company also entered into separate registration rights agreements (the “May Registration Rights Agreement”) with each May Investor. The Company agreed to use its best efforts to file a registration statement to register the Shares and the common stock issuable upon the conversion of the Series C Preferred Shares, within thirty days following the May Closing Date, to cause such registration statement to be declared effective within ninety days of the filing day and to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144 without restriction.  In the event the Company fails to satisfy its obligations under the Registration Rights Agreement, the Company is obligated to pay to the May Investors on a monthly basis, an amount equal to 1% of the May Investor’s investment, up to a maximum of 12%. Effective as of the original filing deadline of the registration statement, the Company obtained the requisite approval from the May Investors for the waiver of its obligations under the May Registration Rights Agreement.

The proceeds of the May Private Placement were deposited into an escrow account (the “May Escrow Amount”) with Signature Bank, as escrow agent (the “May Escrow Agent”) pursuant to an escrow agreement (the “May Escrow Agreement”), entered into by and between the Company, the lead investor (as defined in the May Subscription Agreements) and the May Escrow Agent, and certificates representing the May Warrants and a record of the Shares and Series C Preferred Shares, sold in the May Private Placement were deposited and recorded with the Company’s corporate secretary (the “May Securities Escrow Agent”) to be held in escrow. On the May Closing Date, twenty percent (20%) of the May Escrow Amount ($1,010) was released by the May Escrow Agent to the Company in exchange for the release of twenty percent (20%) of May Units by the May Securities Escrow Agent to the May Investors.  The remaining eighty percent (80%) of the May Escrow Amount ($4,040) was released by the May Escrow Agent to the Company and the corresponding percentage of May Units were released to the May Investors, under amendments to the May subscription agreements. On September 25, 2015, the lead investor approved the release and the May Escrow Agent and the May Securities Escrow Agent released all funds and May Units remaining in escrow.

The Company evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity to determine the appropriate classification of the instruments. The Series C Preferred Shares do not represent an unconditional obligation to be settled in a variable number of shares of common stock, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the Series C Preferred Shares are considered equity hosts and recorded in stockholders’ equity. The May Warrants do not contain contingent settlement terms not indexed solely to the Company’s own shares of common stock and, accordingly, were also recorded in stockholders equity. The Company allocated $2,010, $1,273 and $1,767 of net proceeds to the Series C Preferred Stock, the common stock and the warrants, respectively, based on their relative fair values. The Company incurred $25 of offering expenses.

September 2015 Exchange and Series D Preferred Shares

On September 25, 2015, the Company entered into Amendment Agreements (the “Amendments”) which amended the terms of the December Subscription Agreements and May Subscription Agreements. Under the Amendments, the lead investors under the subscription agreements agreed to release all funds remaining held in escrow ($5.0 million under the December 17, 2014 closing and $4.04 million under the May 15, 2015 closing) upon the appointment of certain persons as officers and directors of the Company.

In connection with the Amendments, the Company also entered into Exchange Agreements with the holders of the May Warrants (the “September Exchange Agreements”) and authorized the issuance of .4 shares of common stock for each share of our Common Stock into which the May Warrants was then convertible, in exchange for cancellation of the May Warrants.  The Company agreed that holders of the May Warrants could exchange their May Warrants and receive either: (1) .4 shares of common stock for each share of common stock into which the May Warrant was exercisable immediately, or (2) at the election of any holder who would, as a result of receipt of the common stock hold in excess of 4.99% of the Company’s issued and outstanding common stock, shares of 0% Series D Convertible Preferred Stock (the “Preferred D Shares”) exercisable for common stock on the same basis, but subject to 4.9% beneficial ownership blocker provisions which at the election of the holder, could be reduced to 2.49%. Under the agreement, the Company exchanged all of its May Warrants for an aggregate of 168,333 new shares of 0% Series D Convertible Preferred Stock, which upon full conversion on a fully-diluted basis, convert into 1,683,333 shares of newly issued common stock.

The Preferred D Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred D Share, plus all accrued and unpaid dividends, if any, on such Preferred D Share, as of such date of determination, divided by the conversion price. The stated value Preferred D Shares is $1,000.00 per share and the initial conversion price is $100.00 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred D Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred D Shares. Upon 61 days written notice, the beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Except as otherwise required by law, holders of Series D Preferred Shares shall not have any voting rights. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series D Convertible Preferred Stock, the Preferred D Shares bear no interest and shall rank senior to the Company’s other classes of capital stock. The Company accounted for the exchange as a redemption of the warrants and recorded the estimated fair value of Series D Convertible Preferred Stock issued, amounting to $1,969 with a charge to paid-in capital. As the value of the preferred shares issued was less than the value of the warrants redeemed, no excess value needed to be attributed and no portion of the redemption was deemed a dividend.

Warrants

A summary of the status of the Company’s outstanding warrants and units as of October 31 and changes during the years then ended is presented below:

	2015	2014
Outstanding at beginning of year	7,143	7,143
Issued in offerings of units	13,031,874	-
Settled under exchange agreements	(13,031,874)	-
Expired	(7,143)	-
Outstanding at end of year	-	7,143

12. STOCK-BASED COMPENSATION

In the years ended October 31, 2015 and 2014, the Company recorded stock-based compensation expense amounting to $1,436 and $1,117, respectively, related to restricted stock awards and stock options.

Incentive Compensation Plans

In the fiscal years ended October 31, 2015 and 2014, the Company made stock-based compensation awards under its 2014 Equity Incentive Plan (the “2014 Plan”) and its Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (the “2004 Plan”).

2014 Plan

In the fiscal year ended October 31, 2015, the Company adopted the 2014 Plan, an omnibus equity incentive plan administered by the Company’s board of directors, or by one or more committees of directors appointed by the Board, pursuant to which the Company may issue up to 2,250,000 shares of the Company’s common stock under equity-linked awards to certain officers, employees, directors and consultants. The 2014 Plan permits the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, cash awards, or other awards, whether at a fixed or variable price, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof. As of October 31, 2015, the Company had approximately 482,000 shares available for future issuances under the 2014 Plan.

The 2004 Plan covers employees, directors and consultants and also provides for the issuance of restricted stock, non-qualified stock options, incentive stock options and other awards under terms determined by the Company. In April 2014, the Company’s stockholders and Board of Directors approved an amendment to the Plan to increase the number of common shares available for issuance under the Plan by 428,571 shares. As of October 31, 2015, the Company had approximately 115,300 shares available for future issuances under the 2004 Plan.

Stock Options

Stock-option activity in the fiscal year ended October 31, 2015:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	429,200	$6.54
Granted	330,420	$0.74
Forfeited	(85,131)	$5.33
Expired	(95,004)	$10.18
Outstanding at end of period	579,485	$2.82
Options exercisable at year-end	572,492	$2.83
Weighted-average fair value of options granted during the year		$0.82

Stock options are generally granted to employees or directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over one to three years and have a term of one to five years. The fair value of options granted during the year ended October 31, 2015 was $271. The intrinsic value of options outstanding at October 31, 2015 was $175. The weighted average contractual term of exercisable and outstanding options October 31, 2015 was 1.4 years and 1.4 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended October 31:

	2015	2014
Risk free annual interest rate	1.4%	1.4%
Expected volatility	80%	76%
Expected life	4.77 years	4.25 years
Assumed dividends	None	None

The value of stock option grants is amortized over the vesting period of, generally, one to three years. As of October 31, 2015, there was approximately $15 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1 year.

Restricted-stock activity in the fiscal year ended October 31, 2015:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of period	126,239	$4.76
Granted	2,038,875	$1.11
Vested	(680,891)	$1.48
Forfeited	(99,432)	$1.33
Unvested at end of period	1,384,791	$1.25

The weighted-average fair value of restricted shares granted during the year ended October 31, 2014 was $1.78. The total fair value of restricted stock vested during the years ended October 31, 2015 and 2014 was $865 and $255, respectively.

The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period of, generally, six months to three years. As of October 31, 2015, there was approximately $1,618 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.9 years. The vesting period of 1,325,000 restricted shares is subject to acceleration upon the achievement of certain performance conditions related to financing or other corporate transactions.

13.  INCOME TAXES

The provision (benefit) for income taxes for the years ended October 31, 2015 and 2014 consisted of:

	2015	2014
Current:
Federal	$-	$-
State	3	10
Deferred:
Federal	182	(4,126)
State	181	(259)
Impact of change in effective tax rates on deferred taxes	-	-
Change in: valuation allowance	(363)	4,385
	$3	$10

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2015 and 2014 related to the following:

	2015		2014
	Amount	Percent of Pretax income	Amount	Percent of Pretax income
Tax (benefit) at federal statutory rate	$(1,297)	34%	$(5,503)	34%
State income taxes, net of federal income taxes	184	(5)%	(249)	1%
Effect of warrant liability	526	(14)%	-	-%
Effect of other permanent items	574	(15)%	1,361	(8)%
Change in valuation allowance	(363)	10%	4,385	(27)%
Reduction of deferred benefits	379	(10)%	16	-%
	$3	-%	$10	-%

The components of deferred income tax assets (liabilities) were as follows:

	October 31,
	2015	2014
Impairment of development costs	$597	$562
Depreciation and amortization	144	215
Impairment of inventory	14	277
Compensation expense not deductible until options are exercised	174	759
All other temporary differences	370	1,373
Net operating loss carry forward	1,368	30,190
Less valuation allowance	(2,667)	(33,376)
Deferred tax asset	$-	$-

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance, as management cannot conclude that it is more likely than not that such assets will be realized. The valuation allowance decreased by approximately $30,709 primarily due to the write down of the federal net operating losses to its realizable value after the effects of the Internal Revenue Code §382 limitation.

As a result of the Company’s private placements during the current fiscal year, a change of ownership under Internal Revenue Code Section 382 has occurred and, accordingly, the annual utilization of the Company’s federal net operating loss carryforwards will be severely limited. The annual limitations are expected to result in the expiration of federal net operating loss carryforwards of approximately $88,500 before full utilization. The federal net operating loss carryforwards expected to be available for income tax purposes at October 31, 2015 after the application of these limitations are estimated to be approximately $3,770, which expire between 2026 and 2035 for federal income taxes, and approximately $33,600 for state income taxes, which primarily expire between 2016 and 2022.

The Company files income tax returns in the U.S., various states and the United Kingdom. As of October 31, 2015 and 2014, the Company had no unrecognized tax benefits, which would impact its tax rate if recognized. As of October 31, 2015, the Company had no accrual for the potential payment of penalties. As of October 31, 2015, the Company was not subject to any U.S. federal, state or foreign income tax examinations. The Company’s U.S. federal tax returns have been examined for tax years through 2011, and income taxes for Majesco Europe Limited have been examined for tax years through 2006 in the United Kingdom with the results of such examinations being reflected in the Company’s results of operations. Subsequent years’ returns in the U.S. and United Kingdom remain subject to examination. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months.

14. LOSS PER SHARE

Shares of common stock issuable under convertible preferred stock, warrants and options and shares subject to restricted stock grants were not included in the calculation of diluted earnings per common share for the years ended October 31, 2015 and 2014, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, on October 31:

	2015	2014
Shares issuable upon conversion of preferred stock	18,456,822	-
Shares issuable upon exercise of warrants	-	7,143
Shares issuable upon exercise of stock options	579,485	429,200
Non-vested shares under restricted stock grants	1,384,791	126,239

15.  COMMITMENTS AND CONTINGENCIES

Contingencies

On September 20, 2012, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Virginia by Intelligent Verification Systems, LLC (IVS) against Microsoft Corporation and the Company. The complaint alleged that Kinect and certain of the Company’s Kinect games, including Zumba Fitness Rush, infringed the plaintiff’s patents relating to biometric facial recognition and facial expression recognition technology. IVS was seeking injunctive relief and monetary damages of approximately $2,700 for the alleged infringement. In April 2015, the parties, by stipulation, agreed to entry of an order for summary judgment in favor of defendants, in the United Stated District Court for the Eastern District of Virginia following a Court ruling that recommended excluding plaintiff’s damages expert. The plaintiff appealed the decision of the Court to exclude its damages expert.

On January 19, 2016, the Federal Circuit denied IVS’ appeal and affirmed the district court’s orders that excluded the plaintiff’s damages expert and dismissed the case.

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, the Company and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1,296. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third party indemnity rights from developers for costs incurred in the litigation. In August 2015, the defendants jointly moved to transfer the case to the Western District of Washington. The motion is currently pending. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

Commitments

The Company incurs rent expense under a short-term operating lease for administrative offices, which expires in fiscal 2016. Total rent expense amounted to $165 and $345 for the years ended October 31, 2015 and 2014, respectively, including charges incurred upon vacating its previous administrative offices.

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

16. WORKFORCE REDUCTION

In the years ended October 31, 2015 and 2014, the Company incurred severance charges in connection with employee layoffs.

Changes in accrued severance liabilities in the years ended October 31:

	2015	2014
Accrued severance liability, beginning of period	$323	$-
Severance costs accrued	840	$323
Payments	(1,163)	-
Accrued severance liability, end of period	$-	$323

17.  EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering all eligible employees. The Company charged to operations $0 and $48 for contributions to the retirement plan for the years ended October 31, 2015 and 2014, respectively. Certain stockholders and key employees of the Company serve as trustees of the plan. The Company believes that the operation of its 401k plan may not be in compliance with certain plan provisions. The Company is currently assessing what corrective actions may be needed to be taken to bring the plan back into compliance. The Company has recorded a liability for the estimated cost of correcting any plan deficiencies, including additional plan contributions, if required.

18.  RELATED PARTY TRANSACTIONS

Prior to its termination in October 2014, the Company had a consulting agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus. For the year ended October 31, 2014, fees incurred under the agreement amounted to $131. In addition, the Company estimates that Morris Sutton and another relative of Jesse Sutton, the Company’s former Chief Executive Officer, earned compensation of approximately $26 and $16 in the years ended October 31, 2015 and 2014, respectively, from a supplier of its Zumba belt accessory, based on the value of the Company’s purchases.

Prior to its termination in October 2014, the Company had a consulting agreement with a Board member. The agreement provided for a monthly retainer of $10. For the year ended October 31, 2014, consulting fees incurred under the agreement amounted to $105.

In January 2015, the Company entered into an agreement with Equity Stock Transfer for transfer agent services. A Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer. Fees under the agreement were $8 for the year ended October 31, 2015.

19. ASSIGNMENT OF ASSETS AND LIABILITIES

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

In addition, the Company entered into a conveyance agreement with Zift under which it assigned to Zift certain assets used in the retail business and Zift agreed to assume and indemnify the Company for liabilities and claims related to the retail business, including customer claims for price protection and promotional allowances. The assets transferred to Zift included cash in an amount of $800, of which $400 was transferred immediately and the remaining $400 is payable by the Company in twelve equal consecutive monthly installments of $33 commencing August 1, 2015, and certain accounts receivable and inventory with an aggregate carrying value of approximately $87. In connection with the transfer of distribution rights and the assumption of liabilities by Zift, the Company reduced its estimated accrued liabilities for royalties, customer credits and other related liabilities by approximately $1,156 with a credit to gains on sales of assets, net of transferred assets of $269. The Company has accrued approximately $219 of contingent liabilities for certain potential licensor and customer liabilities and claims not extinguished by the transactions. The net gain of approximately $50 resulting from the transactions is included in gain on transfer to Zift.

20. SUBSEQUENT EVENTS

On January 4, 2016, the Company declared a special cash dividend of an aggregate of $10,000 to holders of record on January 14, 2016 of its outstanding shares of: (i) common stock (ii) Series A Convertible Preferred Stock; (iii) Series B Convertible Preferred Stock; (iv) Series C Convertible Preferred Stock and (v) Series D Convertible Preferred Stock.  The holders of record of the Company’s outstanding preferred stock participated in the dividend on an “as converted” basis.

Intelligent Verification Systems, LLC, filed a patent infringement complaint on September 20, 2012, in the United States District Court for the Eastern District against the Company and Microsoft Corporation. March 2015, the court issued an order excluding the evidence proffered by IVS in support of its alleged damages, including the opinion of its damages expert.  IVS appealed that decision. On January 19, 2016, the Federal Circuit denied IVS’ appeal and affirmed the district court’s orders that excluded the plaintiff’s damages expert and dismissed the case.

