Form 10-K/A
period 2015-10-31
MAJESCO ENTERTAINMENT CO
filed 2016-02-26
CIK 1076682

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

EXPLANATORY NOTE

Majesco Entertainment Company (the “Company,” “we,” “us,” “our” or “Majesco”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, originally filed with the Securities and Exchange Commission on January 29, 2016.  The purpose of this Amendment is to include Part III information.  This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K.  The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.  This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of our Form 10-K are hereby amended and restated in their entirety.  In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment.  This Amendment does not amend or otherwise update any other information in our 10-K.  Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information about our current Directors and Executive Officers.

We currently have a staggered board of directors comprised of three classes and each director serves until the Annual Meeting associated with their class. Class I board members will serve until our Annual Meeting in 2018, Class II Directors will serve until our Annual Meeting in 2019 and Class III Directors will serve until our Annual Meeting in 2017.

The Board has reviewed the materiality of any relationship that each of our directors has with Majesco, either directly or indirectly. Based upon this review, the Board has determined that the following members of the Board are “independent directors” as defined by the rules of the Nasdaq Stock Market: Michael Beeghley, Andrew Kaplan, Edward M. Karr and Mohit Bhansali.

Name	Age	Position with the Company
Barry Honig	44	Chairman, Chief Executive Officer and Class III Director
Michael Brauser	60	Co-Chairman and Class II Director
John Stetson	30	Chief Financial Officer
Edward Karr	46	Class I Director
Andrew Kaplan	49	Class II Director
Mohit Bhansali	41	Class III Director
David Rector	69	Class I Director
Michael Beeghley	49	Class III Director

Background Information

Barry Honig, age 44, was appointed our Chairman, Chief Executive Officer and Director on September 25, 2015.  Mr. Honig has been President of GRQ Consultants, Inc., since January 2004, where he is a private investor and consultant to early stage companies. Mr. Honig is a founder and Director of Pershing Gold (PGLC), a Nasdaq listed emerging gold producer, since September 29, 2010. Mr. Honig is currently the Chairman of the Board of Directors of Levon Resources Ltd.  Mr. Honig was the Founder/Co-Chairman of InterCLICK, Inc. (ICLK) from 2007 until its sale to Yahoo! Inc. in December 2011. Mr. Honig served as Co-Chairman of Chromadex Corporation (CDXC), a natural products company, from 2011 to 2015. Mr. Honig graduated from George Washington University in 1993 with a BA in Business Administration.  The Company believes Mr. Honig is qualified to serve as a director due to his extensive business and management expertise and his extensive knowledge of capital markets.

Michael Brauser, age 60, was appointed Co-Chairman of our Board of Directors on September 25, 2015. Mr. Brauser has been a self-employed investor/venture capitalist since 2003 investing in both public and private companies.  He has been the manager of, and an investor with, Marlin Capital Partners, LLC, a private investment company, since 2003. From 1999 through 2002, he served as President and Chief Executive Officer of Naviant, Inc. (eDirect, Inc.), an Internet marketing company.  He was also the founder of Seisant Inc. (eData.com, Inc.).  Between October 2005 and November 2006, he served as Chairman of the Board of Directors of SendTec, Inc. (SNDN), a publicly-traded customer acquisition ad agency.  He served as the Chairman of the Board of Directors of Chromadex Corp. (CDXC) from October 2011 to March 2015 and served as the Chairman of the Board of Directors of Interclick, Inc. (ICLK) from 2007 until its acquisition by Yahoo!.  Mr. Brauser is currently the Chairman of IDI, Inc. (IDI). The Company believes Mr. Brauser is qualified to serve as a director due to his extensive business and management expertise from his background as an executive officer of a number of public companies and his knowledge of accounting and finance.

John Stetson, age 30, was appointed our Chief Financial Officer, Executive Vice President and Secretary on September 25, 2015.  Mr. Stetson has been the Managing Member of HS Contrarian Investments LLC, a private investment firm with a focus on early stage companies since 2010. In addition, Mr. Stetson served as Executive Vice President, Chief Financial Officer, and Director of Marathon Patent Group, Inc. (MARA), a Nasdaq listed patent monetization company from June 2012 to February 2015. Mr. Stetson was President & Co-Founder of Fidelity Property Group, Inc. from April 2010 to July 2014, a real estate development group focused on acquisition, rehabilitation, and short-term disposition of single family homes that completed 190 transactions, and generated over $46 million in sales. Mr. Stetson was an Investment Analyst from 2008 to 2009 for Heritage Investment Group and worked in the division of Corporate Finance of Toll Brothers from 2007 to 2008. Mr. Stetson received his BA in Economics from the University of Pennsylvania.

Edward M. Karr, age 46, was appointed as a member of our Board of Directors on September 25, 2015.  Mr. Karr has been founder and Managing Director of Strategic Asset Management S.A. and also is a Director of Pershing Gold Corporation (PGLC), Dataram Corporation (DRAM) and Levon Resources (LVN.TO).  He is a former member of the board of directors Spherix serving from November 2012 until December 2014.  He has more than 20 years of capital markets experience as a financial analyst, money manager and investor. Prior to founding Strategic Asset Management, Mr. Karr managed a private Swiss asset management, investment banking and trading firm based in Geneva, Switzerland for ten years. At the firm, he was responsible for all of the capital market transactions, investment and marketing activities. In 2004, Futures Magazine named Mr. Karr as one of the world’s Top Traders. He has been featured on CNBC and has been quoted in numerous financial publications. Prior to moving to Europe, Mr. Karr worked for Prudential Securities in the United States and has been in the financial services industry for over twenty years. Before his entry into the financial services arena, Mr. Karr was affiliated with the United States Antarctic Program and spent thirteen consecutive months working in the Antarctic, receiving the Antarctic Service Medal for winter over contributions of courage, sacrifice and devotion. Mr. Karr studied at Embry-Riddle Aeronautical University, Lansdowne College in London, England and received a B.S. in Economics/Finance with Honours (magna cum laude) from Southern New Hampshire University. Mr. Karr has lived in Geneva since 1997.  He is a current board member, Nominating Committee Chair and past President of the American International Club of Geneva and Chairman of Republican’s Overseas Switzerland.  Mr. Karr is qualified to serve as a director due to his extensive business and management expertise and his extensive knowledge of capital markets.  Mr. Karr qualifies as an “audit committee financial expert” under the applicable SEC rules and accordingly contributes to the Board his understanding of generally accepted accounting principles and his skills in auditing, as well as in analyzing and evaluating financial statements.

Andrew Kaplan age 49, was appointed as a member of our Board of Directors on September 25, 2015.  Mr. Kaplan has been a Vice President of Barry Kaplan Associates for the past 20 years, a leading financial public relations firm for both public and private companies in the US, Canada and abroad. Prior to working at BKA, he had six years’ experience working at major investment banks involved in deal structure, mergers and acquisitions and trading. Mr. Kaplan is a member of the Board of Directors of Naked Brand Group (NAKD) and Coral Gold Resources, Ltd. (CLH.V).  He holds a BSBA from the University of Hartford in Finance and Insurance.  Mr. Kaplan is qualified to serve as a director due to his extensive business and management expertise and his extensive knowledge of capital markets.

Mohit Bhansali, age 41, has served as one of our directors since December 17, 2014.  He served as an executive officer and a director of Spiral Energy Tech Inc. from December 2011 through September 2014.  In addition, Mr. Bhansali has served as the President, Secretary and a director of Northern Wind Energy Corp. (formerly Icarus Wind Energy, Inc.) since December 2011 and as the Chief Executive Officer, Chief Financial Officer and Treasurer of Northern Wind Energy Corp. from December 2011 through October 2013, as a director of Silver Horn Mining Ltd. since November 2013, as a co-founder and the Chief Executive Officer of Equity Stock Transfer since November 2011, as a partner of Deadbeat Records LLC since 2010, as a securities specialist at Sichenzia Ross Friedman Ference LLP from 2009 through 2011 and as a securities specialist at Haynes and Boone, LLP from 2006 through 2009.  Mr. Bhansali worked as an equity trader with Tradescape and Etrade Securities from 1999 through 2002. In considering Mr. Bhansali as a director of the Company, the Board considered his entrepreneurial experience, his knowledge of capital markets and his experience in a variety of executive roles and his management experience.

David Rector, age 69, has been a director for Sevion Therapeutics Inc. since February 2002 and was appointed Interim CEO in January 2015. In July 2015 Mr. Rector was appointed to serve as a Director of Majesco Entertainment Company.  Mr. Rector also served as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange Companies Inc. (formerly Superior Galleries, Inc.) from May 2014 to September 2015.  From January 2014 through January 2015, Mr. Rector served on the board of directors of MV Portfolios, Inc. (formerly California Gold Corp.) Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From November 2012 through January 2014, Mr. Rector served as the CEO and President of Valor Gold. Since February 2012 through January 2013, Mr. Rector served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. Since October 2007 through February 2013, Mr. Rector has served as President and CEO of Standard Drilling, Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation. Mr. Rector received a Bachelor of Science degree in Business/Finance from Murray State University in 1969. As a result of these professional and other experiences, Mr. Rector has a deep business understanding of developing companies. Mr. Rector also brings corporate governance experience through his service on other company boards.

Michael Beeghley, age 49, was appointed to our Board of Directors on December 18, 2015.  Mr. Beeghley has 25 years of financial industry experience, including 23 years specifically in corporate finance and financial advisory services. Mr. Beeghley has been serving as President of Applied Economics LLC (“Applied Economics”), a national corporate finance and financial advisory services firm for 18 years. As President of Applied Economics, Mr. Beeghley has initiated managed and closed over $1 billion in corporate finance transactions and has managed, completed and signed over 2,000 financial advisory engagements. Mr. Beeghley is a national expert on mergers & acquisitions and securities valuation, and has been quoted or interviewed for the Atlanta Journal-Constitution, Atlanta Business Chronicle, The Georgia Business Report (GPTV), Catalyst Magazine, and Reuters News Service (New York).  He has spoken on financial topics throughout the United States and has been an instructor for the American Institute of Certified Public Accountants, teaching business valuation to societies in ten states. Additionally, Mr. Beeghley has testified as an expert and provided expert opinions on numerous economic, financial and securities issues. Prior to forming Applied Economics, Mr. Beeghley was a Manager in the Corporate Finance Group of Ernst & Young, LLP and a Senior Analyst in the Corporate Finance Group of PricewaterhouseCoopers.  Mr. Beeghley is qualified to serve as a director due to his extensive corporate finance background.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including Directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Other Directorships

Other than as disclosed above, none of the Directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Corporate Governance

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal year 2015, all filing requirements applicable to our current officers, directors and greater than 10% beneficial owners were complied with, with the exception of the Form 4 filed by Michael Vesey on March 20, 2015, the Form 4 filed by Laurence Aronson on May 5, 2015, the Form 4 filed by Mohit Bhansali on May 29, 2015, the Form 4 filed by Trent Davis on May 5, 2015, the Form 4 filed by Jesse Sutton on May 29, 2015 and the Form 4 filed by David Rector on July 31, 2015, which were filed late.

Code of Business and Ethical Conduct

We have adopted a Corporate Code of Conduct and Ethics that applies to all employees, including our principal executive officer and principal financial and accounting officer, and directors. The code can be found on our website at www.majescoentertainment.com . We will provide, without charge, a copy of our Corporate Code of Conduct and Ethics upon request to: Secretary, Majesco Entertainment Company, 4041-T Hadley Road, S. Plainfield, New Jersey 07080. Disclosure regarding any amendments to, other than technical, administrative or non-substantive amendments, or waivers from, provisions of the Corporate Code of Conduct and Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Committees of the Board of Directors and Meetings

The Board has a policy that directors make all reasonable efforts to attend our Company’s annual stockholder meetings. [At the time of the annual shareholder's meeting the Company had three directors, two of which attended last year’s annual stockholders’ meeting.  In fiscal year 2015, there were a total of 18 meetings of the Board and the various committees of the Board met a total of 8 times. No director attended fewer than 94% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal year 2015. The independent members of the Board also met regularly in executive session.

To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a Compensation Committee and a Nominating Committee as the functions of each are described below.

Director	Board	Audit Committee	Compensation Committee	Nominating and Governance Committee
Barry Honig	Chair
Michael Brauser	Co-Chair
Edward Karr*	X	Chair	X
Andrew Kaplan *	X	X	Chair	Chair
Mohit Bhansali*	X	X
David Rector	X
Michael Beeghley*	X			X
Meetings in 2015:	18	6	2	0

*Denotes directors who meet our criteria for “independence.”

Audit Committee.   The Board has a standing Audit Committee, currently consisting of Edward Karr (Chairman), Andrew Kaplan and Mohit Bhansali. Our Audit Committee held 6 meetings during fiscal year 2015. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings. Our Audit Committee charter complies with Rule 10A-3 of the Exchange Act, and the requirements of The NASDAQ Capital Market. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The charter of the Audit Committee can be found on our website at www.majescoentertainment.com.

The Board has determined that each member of the audit committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the audit committee is “independent,” as that term is defined by the rules of The NASDAQ Capital Market.

The Board has determined that Mr. Edward Karr is a “financial expert” serving on its Audit Committee, and that Mohit Bhansali and Andrew Kaplan are each independent, as the SEC has defined that term in Item 407 of Regulation S-K. Please see the biographical information for these individuals contained in the section above entitled, “The Board of Directors.”

Nominating and Governance Committee.   The Board has a standing Nominating and Governance Committee. The Nominating and Governance Committee consists of Andrew Kaplan (Chairman) and Michael Beeghley. The Nominating and Governance Committee may employ a variety of methods for identifying and evaluating nominees for director. Both members of the Nominating and Governance Committee qualify as independent as defined by the rules of the Nasdaq Stock Market. The Nominating and Governance Committee held no meetings during fiscal year 2015. The Nominating and Governance Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for its composition and meetings. The charter of the Nominating and Governance Committee can be found on our website at www.majescoentertainment.com.

The Nominating and Governance Committee regularly assesses the size of the Board, the need for particular expertise on the Board, the upcoming election cycle of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. Candidates may be evaluated at regular or special meetings of the Nominating and Governance Committee, and may be considered at any point during the year.

As reflected in its charter, factors considered by the Nominating and Governance Committee in the selection of director nominees are those it may deem appropriate, including judgment, character, high ethics and standards, integrity, skills, diversity, independence, experience with businesses and organizations of a comparable size to the Company, the interplay of the candidate’s experience with the experience of other members of the Board of Directors and the extent to which the candidate would be a desirable addition to the Board or any of its committees. In addition, in considering nominees for director, the Nominating and Governance Committee will review the qualifications of available candidates that are brought to the attention of the Nominating and Governance Committee by any member of the Board, stockholders and management or identified by the Nominating and Governance Committee through the use of search firms or otherwise.

The Nominating and Governance Committee does not set specific, minimum qualifications that nominees must meet in order for the Nominating and Governance Committee to recommend them to the Board, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of the Company and the composition of the Board. Members of the Nominating and Governance Committee discuss and evaluate possible candidates in detail prior to recommending them to the Board. While we do not have a formal policy on diversity, the Nominating and Governance Committee considers diversity of experience as one of the factors it considers in conducting its assessment of director nominees, along with such other factors as it deems appropriate given the then current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

If a stockholder wishes to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it should follow the procedures described in this section and in the Company’s Nominating and Governance Committee Charter. The Nominating and Governance Committee Charter adopted by the Nominating and Governance Committee provides that nominees recommended by stockholders are given appropriate consideration and will be evaluated in the same manner as other nominees. Following verification of the stockholder status of persons proposing candidates, the Nominating and Governance Committee makes an initial analysis of the qualifications of any candidate recommended by stockholders or others pursuant to the criteria summarized above to determine whether the candidate is qualified for service on the Board of Directors before deciding to undertake a complete evaluation of the candidate. If any materials are provided by a stockholder or professional search firm in connection with the nomination of a director candidate, such materials are forwarded to the Nominating and Governance Committee as part of its review. Other than the verification of compliance with procedures and stockholder status, and the initial analysis performed by the Nominating and Governance Committee, a potential candidate nominated by a stockholder is treated like any other potential candidate during the review process by the Nominating and Governance Committee.

Compensation Committee; Compensation Committee Interlocks and Insider Participation.   The Compensation Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of The NASDAQ Capital Market. None of the members of the Compensation Committee during fiscal 2015 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director. The current members of the Compensation Committee are Andrew Kaplan (Chairman), and Edward Karr. The Compensation Committee has no interlocks with other companies. The Compensation Committee held 2 meetings during fiscal year 2015. The charter of the Compensation Committee can be found on our website at  www.majescoentertainment.com.

The Compensation Committee is responsible for establishing and administering our executive compensation policies. The role of the Compensation Committee is to (i) formulate, evaluate and approve compensation of the Company’s directors, executive officers and key employees, (ii) oversee all compensation programs involving the use of the Company’s stock, and (iii) produce, if required under the securities laws, a report on executive compensation for inclusion in the Company’s proxy statement for its annual meeting of stockholders. The duties and responsibilities of the Compensation Committee under its charter include:

●	Annually reviewing and setting compensation of executive officers;

●	Periodically reviewing and making recommendations to the Board with respect to compensation of non-employee directors;

●
Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation;

●	Reviewing competitive practices and trends to determine the adequacy of the executive compensation program;

●	Approving and overseeing incentive compensation and equity-based plans for executive officers that are subject to Board approval;

●	Making recommendations to the Board as to the Company’s compensation philosophy and overseeing the development and implementation of compensation programs;

●	Periodically reviewing and making recommendations to the Board with respect to compensation of non-employee directors;

●
Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation;

When appropriate, the Compensation Committee may, in carrying out its responsibilities, form and delegate authority to subcommittees. The Chief Executive Officer plays a role in determining the compensation of our other executive officers by evaluating the performance of those executive officers. The Chief Executive Officer’s evaluations are then reviewed by the Compensation Committee. This process leads to a recommendation for any changes in salary, bonus terms and equity awards, if any, based on performance, which recommendations are then reviewed and approved by the Compensation Committee.

The Compensation Committee has the authority, at the Company’s expense, to select, retain, terminate and set the fees and other terms of the Company’s relationship with any outside advisors who assist it in carrying out its responsibilities, including compensation consultants or independent legal counsel.

Board of Directors Leadership Structure and Role in Risk Oversight.   The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our company. Management keeps the directors informed of company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in the best interest of the Company and its shareholders to partially combine these roles. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officers positions combined.  We also have a Co-Chairman who is not an executive officer of the Company.

The Company currently has seven directors, including Mr. Honig, its Chairman, who also serves as the Company’s Chief Executive Officer and Mr. Brauser, the Company’s Co-Chairman. The Co- Chairmen and the Board are actively involved in the oversight of the Company’s day to day activities.

While management is responsible for managing the day to day issues faced by the Company, the Board has an active role, directly and through its committees, in the oversight of the Company’s risk management efforts. The Board carries out this oversight role through several levels of review. The Board regularly reviews and discusses with members of management information regarding the management of risks inherent in the operation of the Company’s business and the implementation of the Company’s strategic plan, including the Company’s risk mitigation efforts.

Each of the Board’s committees also oversees the management of the Company’s risks that are under each committee’s areas of responsibility. For example, the Audit Committee oversees management of accounting, auditing, external reporting, internal controls, and cash investment risks. The Nominating and Governance Committee oversees the Company’s compliance policies, Code of Conduct and Ethics, conflicts of interests, director independence and corporate governance policies. The Compensation Committee oversees risks arising from compensation practices and policies. While each committee has specific responsibilities for oversight of risk, the Board is regularly informed by each committee about such risks. In this manner the Board is able to coordinate its risk oversight.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

 Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued during the last two fiscal years ended October 31, 2015 and October 31, 2014. During the last two fiscal years ended October 31, 2015 and October 31, 2014, none of our other executive officers earned compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)		Option Awards (2) ($)		Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)		Total ($)
Jesse Sutton,	2014	363,000		-0-		-0-			13,859	(11)	376,859
Chief Executive Officer (5)	2015	273,646		15,841	(14)	30,546	(19)		513,859	(12)	833,892

Michael Vesey	2014	300,000		-0-		-0-			-0-		300,000
Chief Financial Officer (6)	2015	140,770		46,560	(15)	14,684	(20)		305,900	(13)	507,914

John Stetson	2014	-0-		-0-							-0-
Chief Financial Officer (7)	2015	8,308		372,000	(16)						380,308

Barry Honig	2014	-0-		-0-							-0-
Chief Executive Officer and Co-Chairman of the Board of Directors (8)	2015	8,308		496,000	(17)						504,308

David Rector	2014	-0-
Chief Executive Officer (9)	2015	6,708		116,000	(18)	6,273	(21)				128,981

Gary Anthony	2014	145,500	12,000	-0-							157,500
Chief Accounting Officer (10)	2015	89,200	30,000	28,000	(22)						147,500

(1)
Represents the aggregate grant date fair value for restricted stock awards granted during fiscal years 2014 and 2015, respectively, computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements reported in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015 for details as to the assumptions used to determine the grant date fair value of the restricted stock awards.

(2)
Represents the aggregate grant date fair value for option awards granted during fiscal years 2014 and 2015, respectively, computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements reported in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015 for details as to the assumptions used to determine the grant date fair value of the option awards.

(3)	Represents amounts paid to named executive officers in the applicable year pursuant to the Company’s STI Plan.
(4)	Represents health and dental insurance premiums in excess of coverage provided to other employees.

(5)	Resigned on July 27, 2015

(6)	Resigned on March 17, 2015

(7)	Appointed on September 25, 2015

(8)	Appointed on September 25, 2015

(9)	Served as Chief Executive Officer from July 27, 2015 until September 25, 2015

(10)	Served as Chief Accounting Officer from April 1, 2015 to September 25, 2015, prior to this beginning May 2011, he served as the Company’s Corporate Controller.

(11)	Represents $13,859 paid for health and dental insurance premiums in excess of coverage provided to other employees

(12)
Represents $13,859 paid for health and dental insurance premiums in excess of coverage provided to other employees as well as $500,000 paid in severance payments paid to Zift Interactive, LLC., of which Mr. Sutton is the Manager and over whose securities he has voting and dispositive power.

(13)	Represents $5,900 paid for health and dental insurance premiums in excess of coverage provided to other employees and $300,000 in severance payments.

(14)	Represents 23,295 shares at a grant date fair value of $0.68 per common share.

(15)	Represents 15,530 shares at a grant date fair value of $0.68 per common share and 30,000 shares at a grant date fair value of $1.20 per common share.

(16)	Represents 300,000 shares at a grant date fair value of $1.24 per common share.

(17)	Represents 400,000 shares at a grant date fair value of $1.24 per common share.

(18)	Represents 100,000 shares at a grant date fair value of $1.16 per common share.

(19)	Represents stock options to purchase 71,750 common shares at an exercise price of $0.68 per common share.

(20)	Represents stock options to purchase 34,470 common shares at an exercise price of $0.68 per common share.

(21)	Represents stock options to purchase 6,993 common shares at an exercise price of $1.43 per common share.

(22)	Represents 20,000 shares at a grant date fair value of $1.34 per common share.

Narrative Disclosure to Summary Compensation Table

Incentive Bonus Opportunity

The Compensation Committee has the authority to award incentive bonuses to our executives. The incentive bonus program is based on the Company’s fiscal year performance.

The incentive bonus program is an important component of total cash compensation because it rewards our executives for achieving annual financial and operational goals and emphasizes variable or “at risk” compensation.

            On April 19, 2013, the Compensation Committee approved the adoption of a new annual short-term incentive plan for fiscal year 2013 and subsequent years (the “STI Plan”).  In 2013, under the STI Plan, each of the named executive officers was eligible to receive an incentive bonus based upon a targeted percentage of his base salary, which was 100% for the Chief Executive Officer and 50% for the Chief Financial Officer.  The incentives could be earned based on our performance relative to a mix of strategic objectives, such as (i) growing cash flow from our console business, (ii) expanding our digital games business, measured in terms of revenue, infrastructure and talent acquisitions, business acquisitions, and product pipeline, and (iii) managing to adjusted operating income, cash flow and liquidity goals, eliminating operating losses on certain platforms, and repositioning the Company to invest in growth areas. In addition, in determining the eligibility for bonuses under the plan, the payout level for the strategic objectives was based on the Committee’s discretionary assessment of each officer’s performance relative to the overall mix of objectives.  Based on its review of overall performance, the Compensation Committee approved an incentive payout of $150,000 for the Chief Executive Officer and $84,000 for the Chief Financial Officer.

No incentive plan was offered for fiscal year 2015.

Long-Term Incentives

We believe that long-term performance will be enhanced through equity awards that reward our executives and other employees for maximizing stockholder value over time and that align the interests of our executives and other employees with those of stockholders. The Compensation Committee believes that the use of equity awards offers the best approach to achieving our compensation goals because equity ownership ties a significant portion of an individual’s compensation to the performance of our stock.

On March 30, 2015, at our 2015 Annual Meeting, our shareholder’s approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the reservation of 2,250,000 shares of our common stock thereunder.  Awards under the 2014 Plan may be granted pursuant to the 2014 Plan only to persons who are eligible persons. Under the 2014 Plan, “Eligible Person” means any person who is either: (a) an officer (whether or not a director) or employee of the Company or one of its subsidiaries; (b) a director of the Company or one of its subsidiaries; or (c) an individual consultant who renders bona fide services (other than services in connection with the offering or sale of securities of the Company or one of its subsidiaries in a capital-raising transaction or as a market maker or promoter of securities of the Company or one of its subsidiaries) to the Company or one of its subsidiaries and who is selected to participate in the 2014 Plan by the 2014 Plan administrator; provided, however, that an Eligible Person may only participate in the 2014 Plan if such participation would not adversely affect either the Company’s eligibility to use Form S-8 to register, under the Securities Act of 1933, as amended, the offering and sale of shares issuable under the 2014 Plan by the Company or the Company’s compliance with any other applicable laws.

On December 17, 2014, the Company granted restricted stock shares to certain of its executive officers and directors in consideration for their respective roles in the Company.  These restricted stock awards, were granted under the Company’s Amended and Restated 2004 Employee, Director and Consultant Incentive plan and were subject to a trigger event that occurred on September 30, 2015, which vested the shares in full.

The shares of granted to our officers and directors under these stock awards are as follows:

Name	Shares
Jesse Sutton	23,295
Michael Vesey	15,530
Laurence Aronson	23,295
Stephen Wilson	15,530
Trent Davis	6,470
Mohit Bhansali	6,470
Adam Sultan	12,942

On December 17, 2014, the Company granted options to purchase common stock to certain of its executive officers and directors in consideration for their respective roles in the Company.  The stock options were granted with an exercise price of $0.68 per share and would fully vest upon a trigger event, which occurred on September 30, 2015, and are exercisable until December 17, 2019. They granted were granted under the Company 2014 Equity Incentive Plan.

 The shares of granted to our officers and directors under these stock awards are as follows:

Name	Option Award
Jesse Sutton	71,705
Michael Vesey	34,470
Laurence Aronson	71,705
Stephen Wilson	64,470
Trent Davis	56,030
Mohit Bhansali	56,030
Adam Sultan	12,058

On April 23, 2015, Laurence Aronson, Mohit Bhansali and Trent Davis were each granted 7,143 stock options on common shares each both with an exercise price of $1.40 per share. These awards were granted under our 2014 Equity Incentive Plan. The options fully vested on October 23, 2015, and they are exercisable until April 23, 2020.

On June 27, 2015, David Rector was granted 100,000 restricted stock units.  The vesting on this grant was accelerated on January 12, 2016. These awards were granted under our 2014 Equity Incentive Plan.

On July 27, 2015, David Rector was granted 6,993 stock options on common shares with an exercise price of $1.43 per share. These awards were granted under our 2014 Equity Incentive Plan.

On September 30, 2015, we entered into Restricted Stock Agreements with certain of our executive officers and directors.  The stock awards provide for grants of common stock to our officers and directors under our 2014 Equity Incentive Plan which shall vest at a rate of 1/24 of the stock awarded each month for twenty-four months.  Vesting of the stock awards shall accelerate upon the occurrence of a Qualified Transaction. A Qualified Transaction includes one or more acquisitions with an aggregate value of at least $25 million.

The shares of common stock granted to our officers and directors under these stock awards are as follows:

Name	Shares
Barry Honig	400,000
John Stetson	300,000
Michael Brauser	400,000
Mohit Bhansali	25,000
Edward Karr	50,000
Andrew Kaplan	50,000

On December 18, 2015, we entered into Restricted Stock Agreements with certain of our executive officers and directors.  The stock awards provide for grants of common stock to our officers and directors under our 2014 Equity Incentive Plan which shall vest at a rate of 1/24 of the stock awarded each month for twenty-four months.  Vesting of the stock awards shall accelerate upon the occurrence of a Qualified Transaction. A Qualified Transaction includes one or more acquisitions with an aggregate value of at least $25 million.

The shares of common stock granted to our officers and directors under these stock awards are as follows:

Name	Shares
Michael Beeghley	50,000

Additionally, on December 18, 2015, Michael Bauser, Andrew Kaplan, Edward Karr, and Michael Beeghley were granted 9,523 stock options on common shares each both with an exercise price of $1.05 per share. These options shall fully vest six months from the grant date.

Employment Agreements

During 2014 and 2015, we had employment agreements with each of the named executive officers. Mr. Sutton’s employment agreement provided for an annual base salary of $363,000 and a discretionary bonus of up to 100% of his base salary. Mr. Vesey’s employment agreement provided for an annual base salary of $300,000 and an annual cash bonus to be determined in the sole discretion of the Company and based on such factors as the Company establishes.  Mr. Honig’s and Mr. Stetson’s employment agreements each provide for an annual base salary of $120,000 and a discretionary bonus to be determined by the Compensation Committee.

Under the employment agreements, each of the named executive officers would be entitled to certain payments and benefits if the Company terminated the executive’s employment without “cause” or the executive terminated his employment for “good reason”. Benefits are also provided if the executive is terminated in connection with a change in control. The benefit levels under the employment agreements generally include continued payment of base salary, a bonus for the year of termination, accelerated vesting of equity awards and continued welfare benefits, and are described in more detail under the “Potential Payments Upon Termination or Change-In-Control” below.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended October 31, 2015, to each of the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1.26)(1)
Barry Honig	--		--	--	--	383,333	(4)	$483,000
Michael Brauser	--					383,333	(4)	$483,000
John Stetson	--		--	--	--	287,500(	(4)	$362,250
David Rector	6,993	(2)	--	$1.43	July 27, 2020	--		$-
Michael Beeghley	--			--		-		-
Andrew Kaplan	--		--	--		47,917	(4)	$60,375
Mohit Bhansali	56,030	(7)		$0.68	December 31, 2021	23,958	(4)	$30,188
	7,143	(8)		$1.40	April 30, 2020
Edward Karr	--			--		47,917	(4)	$60,375
Trent Davis (4)	71,705	(9)	--	$0.68	December 31, 2021	--		--
	7,143	(11)		$1.40	April 30, 2020
Stephen Wilson (5)	--		--	--	--	--		--
Laurence Aronson (6)	2,323	(9)	--	$15.19	August 1, 2016	--		--
	1,880			$4.76	August 1, 2017
	1,961			$17.36	August 1, 2018
	2,579			$12.32	August 2, 2019
	7,559			$4.48	August 3, 2020
	15,848			$1.66	August 3, 2021
	71,705			$0.68	March 28, 2022
	7,143			$1.40	April 23, 2020

(1)
The market value of the shares is determined by multiplying the number of shares times $1.26, the closing price of our common stock on The NASDAQ Capital Market on October 31, 2015, the last business day of our fiscal year.

(2)	Option to purchase 6,993 common shares was exercisable on January 27, 2016.

(3)	Vests at the end of each calendar month, at a rate of 1/24 of such shares per month.

(4)	Resigned on July 27, 2015

(5)	Resigned on February 1, 2015

(6)	Resigned on September 25, 2015

(7)	Option to purchase 56,030 common shares was exercisable on September 30, 2015

(8)	Option to purchase 7,143 common shares was exercisable on October 22, 2015

(9)
Options to purchase 2,323 common shares exercisable on August 2011; options to purchase 1,880 common shares exercisable on August 2012; options to purchase 1,961 common shares exercisable on August 2013; options to purchase 2,579 common shares exercisable on August 2014; options to purchase 7,559 common shares exercisable on August 2015; options to purchase 15,848 common shares exercisable on September 25, 2015; options to purchase 71,705 common shares at $0.68 on September 25, 2015; and option to purchase 7,143 common shares was exercisable on September 25, 2015.

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

Mr. Barry Honig, Chief Executive Officer

Pursuant to his employment agreement, if the Company terminates Mr. Honig’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Honig resigns for “good reason” or following a “Change of Control” (as such terms are defined in Mr. Honig’s employment agreement), he will receive severance benefits from the Company, including a cash amount equal to 100% of Mr. Honig’s base salary, annual bonus and share awards during the preceding year.

Mr. John Stetson, Chief Financial Officer

Pursuant to his employment agreement, if the Company terminates Mr. Stetson’s employment without “cause” (as such term is defined in the employment agreement) or Mr. Stetson resigns for “good reason” or following a “Change of Control” (as such terms are defined in Mr. Stetson’s employment agreement), he will receive severance benefits from the Company, including a cash amount equal to 100% of Mr. Stetson’s base salary, annual bonus and share awards during the preceding year.

Mr. Jesse Sutton, Former Chief Executive Officer

Pursuant to his employment agreement, if the Company terminates Mr. Sutton’s employment without Cause (as such term is defined in the employment agreement) or Mr. Sutton resigns for Good Reason (as such term is defined in the employment agreement), he will receive severance benefits from the Company, including:

●	continued payment of his base salary on a regular payroll basis for a period of 12 months;

●
 within 30 days of termination, a payment equal to the average of the percentages used to calculate Mr. Sutton’s Annual Incentive Cash Bonus (as such term is defined in the employment agreement) in each of the previous three fiscal years times Mr. Sutton’s then current base salary (the “Severance Bonus”);

●	acceleration and full vesting as of the date of termination of all unvested restricted stock, stock options and other equity awards held by Mr. Sutton at the time of such termination; and

●
 continued Company contributions toward Mr. Sutton’s health care, dental, disability and life insurance benefits on the same basis as immediately prior to the date of termination for 12 months following the date of termination, unless Mr. Sutton is actually covered or becomes covered by an equivalent benefit (at the same cost to him, if any) from another source.

If the Company terminates Mr. Sutton’s employment without Cause or Mr. Sutton resigns for Good Reason within 24 months following a Change of Control (as such term is defined in the employment agreement), he will receive severance benefits (in lieu of all other severance programs/amounts) from the Company, including:

●	within 30 days of termination, a payment in an amount equal to: (i) two years base salary; and (ii) the Severance Bonus;

●	acceleration and full vesting as of the date of termination of all unvested restricted stock, stock options and other equity awards held by Mr. Sutton at the time of such termination; and

●
 continued Company contributions toward Mr. Sutton’s health care, dental, disability and life insurance benefits on the same basis as immediately prior to the date of termination for 12 months following the date of termination, unless Mr. Sutton is actually covered or becomes covered by an equivalent benefit (at the same cost to him, if any) from another source.

On July 27, 2015, Mr. Sutton resigned as our Chief Executive Officer. We entered into a separation agreement with Mr. Sutton (the “Sutton Separation Agreement”), under which terms Mr. Sutton will continue, for twenty-four months following his resignation, to provide certain consulting and support services (the “Services”) to us, as more fully described in the Sutton Separation Agreement.  Pursuant to the Sutton Separation Agreement, Mr. Sutton is to receive a severance payment, which included 50% of the Net Monthly Revenues (as defined in the Sutton Separation Agreement) generated by us from the Download Business (as defined in the Sutton Separation Agreement), but in no even more than $10,000 per month; provided that Mr. Sutton is still providing the Services. In addition, the Company will continue its contributions towards Mr. Sutton’s health care benefits for a period of twelve (12) months following Mr. Sutton’s resignation or until Mr. Sutton becomes covered by an equivalent benefit and Mr. Sutton shall have a period of eighteen (18) months from his date of resignation to exercise any previously issued stock options, except that the original expiration date of any such options shall not be extended.

Mr. Michael Vesey, Former Chief Financial Officer

Pursuant to his amended and restated employment agreement, effective as of August 22, 2013, if the Company terminates Mr. Vesey’s employment without Cause (as such term is defined in the employment agreement) or Mr. Vesey resigns for Good Reason (as such term is defined in the employment agreement), he will receive severance benefits from the Company, including:

●	continued payment of his base salary on a regular payroll basis for a period of 12 months;

●
a bonus payment, which shall be an amount equal to his average “target” annual incentive opportunity over the prior three years and shall be payable immediately after the effective date of Mr. Vesey’s release;

●	acceleration and full vesting as of the date of termination of all unvested restricted stock, stock options and other equity awards held by Mr. Vesey at the time of such termination; and

●
continued Company contributions toward Mr. Vesey’s health care, dental, disability and life insurance benefits on the same basis as immediately prior to the date of termination for 12 months following the date of termination, unless Mr. Vesey is actually covered or becomes covered by an equivalent benefit (at the same cost to him, if any) from another source.

If the Company terminates Mr. Vesey’s employment without Cause or Mr. Vesey resigns for Good Reason within 12 months following a Change of Control (as such term is defined in the employment agreement), he will receive severance benefits (in lieu of all other severance programs/amounts) from the Company, including:

●	continued payment of his base salary on a regular payroll basis for a period of 12 months;

●
a bonus payment, which shall be an amount equal to his average “target” annual incentive opportunity over the prior three years and shall be payable immediately after the effective date of Mr. Vesey’s release;

●	acceleration and full vesting as of the date of termination of all unvested restricted stock, stock options and other equity awards held by Mr. Vesey at the time of such termination; and

●
continued Company contributions toward Mr. Vesey’s health care, dental, disability and life insurance benefits on the same basis as immediately prior to the date of termination for 12 months following the date of termination, unless Mr. Vesey is actually covered or becomes covered by an equivalent benefit (at the same cost to him, if any) from another source.

We entered into a Separation Agreement with Mr. Vesey (the “Vesey Separation Agreement”) on February 17, 2015, pursuant to which Mr. Vesey resigned as our Chief Financial Officer on March 17, 2015.  Pursuant to the Vesey Separation Agreement, upon his resignation and in addition to the other benefits as outlined in the Vesey Employment Agreement, Mr. Vesey received a lump sum payment of $200,000 and an additional payment of $100,000 thereafter payable in six equal monthly installments.  In addition, the Company agreed to vest all of Mr. Vesey’s previously unvested securities held as of the date of the Vesey Separation Agreement, other than the securities granted pursuant to the Company’s 2014 Equity Incentive Plan, and the Company further agreed that, subject to shareholder approval of the 2014 Equity Incentive Plan, in consideration for Mr. Vesey’s ongoing consulting services for a period of six months following the separation, the Company granted Mr. Vesey 30,000 shares of restricted common stock under the 2014 Equity Incentive Plan.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended October 31, 2015 to each of our directors, current and former.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (2)		All Other Compensation ($)	Total ($)
Barry Honig	-	496,000	(6)			-	496,000
Michael Brauser	-	496,000	(6)			-	496,000
Mohit Bhansali	31,800	35,400	(7)	30,140	(11)	-	97,340
Edward Karr	5,000	62,000	(8)			-	67,000
Andrew Kaplan	5,000	62,000	(8)			-	67,000
Michael Beeghley	5,000					-	5,000
David Rector	-	116,000	(9)	6,273	(12)	-	122,273
Trent Davis (3)	31,000	4,400	(10)	30,140	(11)	-	65,540
Stephen Wilson (4)	12,500	-		30,546	(13)	-	43,046
Laurence Aronson (5)	32,200	-		78,848	(14)	-	69,018

(1)
Represents the aggregate grant date fair value for stock awards granted by us in fiscal year 2015 computed in accordance with FASB ASC Topic 718. See Note 12 to our condensed consolidated financial statements reported in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015 for details as to the assumptions used to determine the fair value of the stock awards.

(2)
Represents the aggregate grant date fair value of options granted in fiscal year 2015 computed in accordance with FASB ASC Topic 718. See Note 12 to our condensed consolidated financial statements reported in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015 for details as to the assumptions used to determine the fair value of the option awards.

(3)	Resigned on July 27, 2015

(4)	Resigned on February 1, 2015

(5)	Resigned on September 25, 2015

(6)	Represents 400,000 shares at a grant date fair value of $1.24 per common share.

(7)	Represents 6,470 shares at a grant date fair value of $0.68 per common share and 25,000 shares at a grant date fair value of $1.24 per common share.

(8)	Represents 50,000 shares at a grant date fair value of $1.24 per common share.

(9)	Represents 100,000 shares at a grant date fair value of $1.16 per common share.

(10)	Represents 6,470 shares at a grant date fair value of $0.68 per common share.

(11)
Represents stock options to purchase 56,030 common shares at an exercise price of $0.68 per common share and stock options to purchase 7,143common shares at an exercise price of $1.40 per common share.

(12)	Represents stock options to purchase 6,993 common shares at an exercise price of $1.43 per common share.

(13)	Represents stock options to purchase 71,750 common shares at an exercise price of $0.68 per common share.

(14)	Represents stock options to purchase 71,750 common shares at $0.68; and option to purchase 7,143 common shares at $1.40 per common share.

Name	Number of Stock Options Held at Fiscal Year-End		Number of Shares of Restricted Stock Held at Fiscal Year-End
Barry Honig	--		400,000	(3)
Michael Brauser			400,000	(3)
Mohit Bhansali	56,030	(1)	25,000	(3)
	7,143	(2)	6,470(	(5)
Edward Karr			50,000	(3)
Andrew Kaplan			50,000	(3)
Michael Beeghley
David Rector	6,993	(2)	100,000	(4)
Trent Davis (6)	56,030	(1)	6,470	(5)
Stephen Wilson (7)	--		--
Laurence Aronson (8)	2,323	(9)	--
	1,880	(10)
	1,961	(11)
	2,579	(12)
	7,559	(13)
	15,848	(14)
	71,705	(15)
	7,143	(16)

(1)	Options to purchase 56,030 common shares at $0.68 per share became exercisable on September 30, 2015.
(2)	Options to purchase 7,143 common shares at $1.40 per shares became exercisable on January 27, 2016.
(3)	Vests at the end of each calendar month, at a rate of 1/24 of such shares per month, starting on the grant date of September 30, 2015.
(4)
Represents a restricted stock grant given to Mr. Rector on August 28, 2015, which was originally scheduled to vest in three equal installments on the first, second and third anniversaries of the grant date or upon a change in control of the Company, provided Mr. Rector was serving as Chief Executive Officer. The vesting schedule was accelerated, and the 100,000 shares vested in full on January 12, 2016.

(5)	Shares vested on September 30, 2015.
(6)	Resigned on July 27, 2015
(7)	Resigned on February 1, 2015
(8)	Resigned on September 25, 2015
(9)	Options to purchase 2,323 common shares at $17.36 per share became fully exercisable on August 3, 2011.
(10)	Options to purchase 1,880 common shares at $4.76 per shares became fully exercisable on August 3, 2012.
(11)	Options to purchase 1,961 common shares at $17.36 per shares became fully exercisable on August 3, 2013.
(12)	Options to purchase 2,579 common shares at $12.32 per shares became fully exercisable on August 3, 2014.
(13)	Options to purchase 7,559 common shares at $4.48 per shares became fully exercisable on August 3, 2015.
(14)	Options to purchase 15,848 common shares at $1.66 per shares became fully exercisable upon resignation, September 25, 2015.
(15)	Options to purchase 71,705 common shares at $0.68 per share became exercisable upon resignation, September 25, 2015.
(16)	Options to purchase 7,143 common shares at $1.40 per share became exercisable upon resignation, September 25, 2015.

 Director Compensation Policy

During the fiscal year ended October 31, 2015, our directors were compensated in accordance with the following terms.  Each non-employee director received an annual cash retainer of $5,000, other than the Chair of the Company’s Audit Committee, who received $6,000. In addition, the Chairman of the Board received an additional annual cash retainer of $10,000.

Each non-employee director was also entitled to receive 5-year options to purchase shares of the Company’s common stock valued at $10,000, calculated by dividing $10,000 by the closing stock price on the date the award was granted. The options vest in full six months after the grant date, provided the applicable director is still serving on the Board of Directors.

Each non-employee director was entitled to a fee of $2,500 for each board meeting at which the director was present in person, and each member of our Board committees was entitled to a fee of $800 for each committee meeting at which the director was present in person. Each non-employee director was entitled to a fee of $300 for each teleconference called by either the Chairman of the Board of Directors, the President of the Company or the Chairman of a Board committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table is based upon 11,915,804_shares of common stock outstanding as of January 31, 2016, and sets forth, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of: (i) each current member of the Board, (ii) our Chief Executive Officer and other executive officers named in the Summary Compensation Table, (iii) all of our current directors and executive officers as a group and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities. Except as otherwise indicated, addresses are c/o Majesco Entertainment Company, 4041-T Hadley Road, S. Plainfield, New Jersey 07080.

Common Stock	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock
Greater than 5% Holders:
Melechdavid Inc. (1)	736,048	(2)	6.18%
5154 La Gorce Drive Miami Beach, FL 33140
Executive Officers and Directors:
Barry Honig (3)	607,570	(4)	5.10%
Michael Brauser (5)	559,435	(6)	4.69%
John Stetson (7)	281,059	(8)	2.36%
David Rector	106,993	(9)	*
Michael Beeghley	6,250	(10) (11)	*
Andrew Kaplan	12,500	(10)	*
Mohit Bhansali	69,423	(12)(13)	*
Edward Karr	12,500	(10)	*
Current Executive Officers and Directors as a Group(8 persons)	1,655,730		13.81%

*	Represents beneficial ownership of less than 1% of the shares of common stock.

(1)
Mark Groussman is the President of Melechdavid Inc. and the Trustee of Melechdavid Inc. Retirement Plan and in such capacity he is deemed to hold voting and dispositive power over the securities held by such entities.

(2)
Based solely on review of the holder's Schedule 13G filed with the SEC on July 9, 2015, includes 678,348 shares held by Melechdavid Inc. and 57,700 shares held by Melechdavid Inc. Retirement Plan.

Excludes 485,294 shares of common stock underlying Series A Convertible Preferred Stock, 346,640 shares of common stock underlying Series B Preferred Stock, 666,667 shares of common stock underlying Series C Convertible Preferred Stock and 666,667 shares of common stock underlying warrants held by Melechdavid Inc. Each of the forgoing classes of preferred stock and the warrants contains an ownership limitation such that the holder may not convert or exercise, as applicable, any of such securities to the extent that such conversion or exercise, as applicable, would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

Excludes 367,648 shares of common stock underlying Series A Convertible Preferred Stock and 262,606 shares of common stock underlying Series B Convertible Preferred Stock held by Melechdavid Inc. Retirement Plan.  Each of the forgoing classes of preferred stock contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

(3)
Barry Honig is the Trustee of GRQ Consultants, Inc. 401K and GRQ Consultants, Inc. Roth 401K FBO Barry Honig, and he is a Manager of Marlin Capital Investments, LLC. In such capacities he is deemed to hold voting and dispositive power over the securities held by such entities.

(4)
Based solely on a review of the holder’s Schedule 13D filed with the SEC on October 13, 2015, includes 357,889 shares of common stock held by Barry Honig, of which 100,000 shares represent the vested portion (including shares vesting within 60 days) of a 400,000 share restricted stock award under our 2014 Equity Incentive Plan approved by the Company’s shareholders, and which vest at a rate of 1/24 of such award shares per month or upon a Qualified Transaction as defined in the award.

Includes 91,076 shares of common stock held by GRQ Consultants, Inc. 401K, and 110,470 shares of common stock held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig.

Excludes 2,205,883 shares of common stock underlying shares of Series A Convertible Preferred Stock held by Mr. Honig, and 1,575,600 shares of common stock underlying shares of Series B Convertible Preferred Stock held by Mr. Honig.  Each of the forgoing classes of preferred stock contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

Excludes 154,657 shares of common stock underlying shares of Series A Convertible Preferred Stock and 833,334 shares of common stock underlying shares of Series C Convertible Preferred Stock held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig; 117,648 shares of common stock underlying shares of Series A Convertible Preferred Stock and 84,000 shares of common stock underlying Series B Convertible Preferred Stock held by Marlin Capital Investments, LLC; and 833,334 shares of common stock underlying shares of Series C Convertible Preferred Stock and 333,333 shares of Common Stock underlying shares of Series D Convertible Preferred Stock held by GRQ Consultants, Inc. 401K.  Each of the forgoing classes of preferred stock contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

(5)
Michael Brauser is Chairman of the Betsy & Michael Brauser Charitable Family Foundation, Trustee of Grander Holdings, Inc. 401K and a Manager of Marlin Capital Investments, LLC. In such capacities he is deemed to hold voting and dispositive power over the securities held by such entities.

(6)
Based solely on a review of the holder’s Schedule 13D filed with the SEC on October 13, 2015, includes 100,100 shares of common stock held by Michael Brauser, of which 100,000 shares represent the vested portion (including shares vesting within 60 days) of a 400,000 share restricted stock award under the 2014 Equity Incentive Plan approved by our shareholders, and which vest at a rate of 1/24 of such award shares per month or upon a Qualified Transaction, as defined in the award.

Excludes 2,205,883 shares of common stock underlying Series A Convertible Preferred Stock and 1,575,630 shares of Common Stock underlying shares of Series B Convertible Preferred Stock held by Michael Brauser. Each of the forgoing classes of preferred stock contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

Includes 235,786 shares of common stock held by Michael & Betsey Brauser TBE, 125,000 shares of Common Stock held by Betsy & Michael Brauser Charitable Family Foundation, and 146,684 shares of common stock held by Grander Holdings, Inc. 401K.

(7)
John Stetson is President of Stetson Capital Investments, Inc. and Stetson Capital Investments, Inc. Retirement Plan. In such capacities he is deemed to hold voting and dispositive power over the securities held by such entities.

(8)
Includes 114,391 shares of common stock, of which 75,000 shares represent the vested portion (including shares vesting within 60 days) of a 300,000 share restricted stock award under the 2014 Equity Incentive Plan approved by the Company’s shareholders, and which vest at a rate of 1/24 of such award shares per month or upon a Qualified Transaction as defined in the award.

Includes 83,334 shares of common stock held by Stetson Capital Investments and 83,334 shares of common stock held by Stetson Capital Investments, Inc. Retirement Plan.

Excludes 55,147 shares of common stock underlying Series A Preferred Stock and 66,660 shares of common stock underlying Series D Preferred Stock. Each of the forgoing classes of preferred stock contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

(9)	Includes 100,000 common shares and options to purchase 6,993 shares of common stock that are exercisable within 60 days.

(10)
Includes 12,500 shares which represent the vested portion (including shares vesting within 60 days) of a 50,000 share restricted stock grant which vests at the end of each calendar month at a rate of 1/24 of such shares per month.

(11)
Includes 6,250 shares which represent the vested portion (including shares vesting within 60 days) of a 50,000 share restricted stock grant which vests at the end of each calendar month at a rate of 1/24 of such shares per month.

(12)
Includes 6,250 shares which represent the vested portion (including shares vesting within 60 days) of a 25,000 shares of restricted stock grant which vests at the end of each calendar month at a rate of 1/24 of such shares per month.

(13)	Includes options to purchase 63,173 shares of common stock that are exercisable.

Change in Control

The Company is not aware of any arrangement that might result in a change in control in the future. The Company has no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Equity Compensation Plan Information (as of October 31, 2015)

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	579,485	$2.82	596,992
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	579,485	$2.82	596,992

As to the options granted to date, there were no options exercised during the fiscal year ended October 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. As required by SEC rules, the Company discloses all related party transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of the smaller reporting company’s total assets at year-end for the last two fiscal years. During the fiscal year ended December 31, 2015, the Company had no such related party transactions.

Policy for Review of Related Party Transactions

The Company has a formal written policy governing the review and approval of related person transactions, which is posted under the heading “Corporate Governance” of the Investor Relations section of our website at www.majescoentertainment.com.  For purposes of this policy, consistent with The NASDAQ Stock Market rules, the terms “related person” and “transaction” are as defined in Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended. The policy provides that each director and executive officer shall promptly notify our General Counsel of any transaction involving the Company and a related person. Such transaction will be presented to and reviewed by the Nominating and Governance Committee for approval, ratification or such other action as may be appropriate. The Nominating and Governance Committee shall approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and its stockholders, taking into account all available facts and circumstances as the Nominating and Governance Committee determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction, whether there are any compelling business reasons for the Company to enter into the transaction, whether the transaction would impair the independence of an otherwise independent director and whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the overall financial position of the director, executive officer or other related person, the direct or indirect nature of the director’s, executive officer’s or other related person’s interest in the transaction and the ongoing nature of the proposed relationship. In reviewing and approving such transactions, the Nominating and Governance Committee shall obtain, or shall direct management to obtain on its behalf, all information that the Nominating and Governance Committee believes to be relevant and important to review prior to its decision as to whether to approve any such transaction.

The Board may adopt any further policies and procedures relating to the approval of related person transactions that it deems necessary or advisable from time to time.

Director Independence

Our common stock is listed on The NASDAQ Capital Market. Under applicable NASDAQ rules, each of Messrs. Karr, Kaplan and Bhansali would be considered an independent director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended October 31, 2015 and 2014 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2015	2014
Audit Fees	$139,900	$177,500
Audit Related Fees	11,300	18,375
Tax Fees	--	--
Other Fees	--	--
Total Fees	$151,200	$195,875

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consist of fees for product and services other than the services reported above.

 Audit Committee Pre-approval Policies and Procedures

Our Audit Committee assists the Board in overseeing and monitoring the integrity of the Company’s financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board, which is available on our website at www.majescoentertainment.com. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year 2015, the Audit Committee took the following actions:

●	reviewed and discussed the audited financial statements for the fiscal year ended October 31, 2015 with management and EisnerAmper LLP (“EisnerAmper”), our independent public accountant;

●
discussed with EisnerAmper the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

●
received written disclosures and the letter from EisnerAmper regarding its independence as required by applicable requirements of the PCAOB regarding EisnerAmper’s communications with the Audit Committee and the Audit Committee further discussed with EisnerAmper its independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

The following documents are filed as exhibits:

31.1                 Certificate under Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.1                 Certificate under Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

By:    /s/ Barry Honig
Barry Honig, Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2016

By:    /s/ John Stetson
John Stetson, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Honig Barry Honig	Chief Executive Officer and Co-Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2016
/s/ John Stetson John Stetson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
/s/ Michael Brauser Michael Brauser	Co-Chairman of the Board of Directors	February 26, 2016
/s/ Michael Beeghley Michael Beeghley	Director	February 26, 2016
/s/ Mohit Bhansali Mohit Bhansali	Director	February 26, 2016
/s/ Andrew Kaplan Andrew Kaplan	Director	February 26, 2016
/s/ Edward Karr Edward Karr	Director	February 26, 2016
/s/ David Rector David Rector	Director	February 26, 2016