Form 10-Q
period 2016-01-31
MAJESCO ENTERTAINMENT CO
filed 2016-03-15
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 8, 2016, there were 11,930,804 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,	October 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,652	$17,053
Accounts receivable	510	283
Capitalized software development costs and license fees	150	179
Prepaid expenses and other current assets	243	101
Total current assets	7,555	17,616
Property and equipment, net	38	45
TOTAL ASSETS	$7,593	$17,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,699	$1,686
Payable to Zift	207	318
Total current liabilities	1,906	2,004
Total liabilities	1,906	2,004

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock – 10,000,000 shares authorized, 8,491,695 and 9,025,265 shares issued and outstanding at January 31, 2016 and October 31, 2015, aggregate liquidation preference $5,608 and $5,968, respectively	10,521	10,694
Common stock — $.001 par value; 250,000,000 shares authorized; 11,915,804 and 11,109,293 shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively	12	11
Additional paid-in capital	119,337	128,488
Accumulated deficit	(124,183)	(123,536)
Total stockholders’ equity	5,687	15,657
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,593	$17,661

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	For the three months ended
	January 31,
	2016	2015
Net revenues	$591	$3,471
Cost of sales
Product costs	-	1,407
Software development costs and license fees	58	707
	58	2,114
Gross profit	533	1,357
Operating costs and expenses
Product research and development	35	26
Selling and marketing	23	440
General and administrative	1,122	1,744
Workforce reduction	-	74
Depreciation and amortization	7	40
	1,187	2,324
Operating loss	(654)	(967)
Other expenses (income)
Interest and financing costs (income)	(7)	60
Gain on extinguishment of liabilities	-	(526)
Gain on asset sales, net	-	(125)
Change in fair value of warrant liability	-	779
Loss before income taxes	(647)	(1,155)
Income taxes	-	1
Net loss	(647)	(1,156)
Special cash dividend attributable to preferred shareholders	(6,002)	-
Conversion features accreted as dividends	-	397
Net loss attributable to common shareholders	$(6,649)	$(1,553)

Net loss per share, basic and diluted:	$(0.66)	$(0.24)
Weighted average shares outstanding, basic and diluted:	10,038,127	6,519,600

See accompanying notes to condensed consolidated financial statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the three months ended
	January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(647)	$(1,156)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in warrant liability	-	779
Depreciation and amortization	7	40
Non-cash compensation expense	547	220
Provision for price protection	-	50
Amortization of capitalized software development costs and license fees	58	404
Gains on asset sales, net	-	(125)
Provision for excess inventory	-	65
Gain on extinguishment of liabilities	-	(526)
Changes in operating assets and liabilities:
Accounts and other receivables	(227)	988
Inventory	-	956
Capitalized software development costs and license fees	(29)	-
Advance payments for inventory	-	17
Prepaid expenses and other assets	(142)	48
Accounts payable and accrued expenses	35	(1,267)
Customer credits	-	1,573
Advances from customers and deferred revenue	-	216
Net cash (used in) provided by operating activities	(398)	2,282
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of assets	-	200
Net cash provided by investing activities	-	200
CASH FLOWS FROM FINANCING ACTIVITIES
Special cash dividend	(10,000)	-
Proceeds from stock options exercise	130	-
Payments to Zift	(133)	-
Net proceeds from sale of units	-	801
Net cash (used in) provided by financing activities	(10,003)	801

Net (decrease) increase in cash and cash equivalents	(10,401)	3,283
Cash and cash equivalents — beginning of period	17,053	7,196
Cash and cash equivalents — end of period	$6,652	$10,479

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for income taxes	$-	$60

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock	$130	$-
Conversion of Series D preferred stock to common stock	$43	$-

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

The Company is a provider of video game products primarily for the casual-game consumer and has published video games for interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. It has historically sold its products through two sales channels, retail and digital. It has sold packaged software to large retail chains, specialty retail stores, video game rental outlets and distributors and through digital distribution for platforms such as Xbox Live Arcade, PlayStation Network, or PSN, and Steam, and for mobile devices and online platforms. In 2015, the Company transferred retail distribution activities, assets and obligations to a company owned by its former chief executive officer (see Note 13).

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

Major customers. Microsoft, Sony, Valve and Nintendo accounted for 37%, 26%, 15% and 14%, respectively, of sales for the quarter ended January 31, 2016. Sony and Microsoft accounted for 28% and 26%, respectively, of accounts receivable as of January 31, 2016.

 Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the Company’s products. In addition, for the quarters ended January 31, 2016 and 2015 sales of the Company’s Zumba Fitness games accounted for approximately 10% and 22% of net revenues, respectively.

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended October 31, 2015 filed with the Securities and Exchange Commission on Form 10-K on January 29, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition. The Company has recognized revenue upon the shipment of its products when: (1) title and the risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products have been sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Some of the Company’s software products provide limited online features at no additional cost to the consumer. Generally, such features have been considered to be incidental to the Company’s overall product offerings and an inconsequential deliverable. Accordingly, the Company does not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying the Company’s revenue recognition policy.  While the Company has historically sold its products through two sales channels, retail and digital, in 2015, the Company transferred retail distribution activities, assets and obligations to a company owned by its former chief executive officer (see Note 13).

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Extinguishment of Liabilities. During the three months ended January 31, 2015, the Company recognized a gain on extinguishment of liabilities of $526,000. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations as of January 31, 2015.

Gain on asset sales, net. During the three months ended January 31, 2015, we recognized approximately $125,000 in net gain from the sale of certain game rights and from the sale of office furniture and equipment upon the move to a smaller office.

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

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board ("FASB")  issued an Accounting Standards Update ("ASU") creating a new Topic 606, Revenue from Contracts with Customers, which broadly establishes new standards for the recognition of certain revenue and updates related disclosure requirements. The update becomes effective for the Company on November 1, 2018. The Company is reviewing the potential impact of the statement on its financial position, results of operations, and cash flows.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its financial statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on our financial statements.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2016	October 31, 2015
Prepaid insurance	$179	$61
Tax receivable	11	30
Other	53	10
Total prepaid expenses and other current assets	$243	$101

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	January 31, 2016	October 31, 2015
Computers and software	$61	$61
Furniture and equipment	78	78
Total property and equipment, gross	139	139
Accumulated depreciation	(101)	(94)
Total property and equipment, net	$38	$45

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	January 31, 2016	October 31, 2015
Accounts payable-trade	$533	$479
Royalties, fees and development	676	681
Salaries and other compensation	476	510
Other accruals	14	16
Total accounts payable and accrued expenses	$1,699	$1,686

During the three months ended January 31, 2015, the Company recognized a gain on extinguishment of liabilities of $526,000. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations as of January 31, 2015.

Salaries and other compensation include accrued payroll expense, accrued incentive compensation and employer 401K plan contributions.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  STOCKHOLDERS’ EQUITY

Convertible preferred stock as of January 31, 2016 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	8,247,065	$2,016	$5,608	8,247,065
Series B	54,250	54,201	4,569	-	5,420,171
Series C	26,000	25,763	2,010	-	2,576,353
Series D	170,000	164,666	1,926	-	1,646,660
Other authorized, unissued	919,750	-	-	-	-
Total	10,000,000	8,491,695	$10,521	$5,608	17,890,125

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

The proceeds of the offering and certificates representing the Series A Preferred Shares and December Warrants underlying the December Units issued in the offering were deposited into escrow accounts. Upon the closing of the December Private Placement on December 17, 2014 (such date, the “December Closing Date”), $1.0 million of the December Escrow Amount was released to the Company and $1.0 million of December Units to the December Investors, on a pro rata basis. Effective upon the approval of the Company’s stockholders on March 30, 2015, in one or multiple tranches, the remaining $5.0 million became eligible to be released to the Company and $5.0 million of December Units became eligible to be released to the December Investors from their respective escrow accounts, if either, (i) the lead investor has approved the release, (ii) the approval of the requisite number of December Investors has been obtained, (iii) the Company has executed definitive binding documents for certain transactions, as described in the December Subscription Agreements, and such transaction(s) are to close contemporaneously with the release, following approval by the Company’s stockholders or (iv) the following conditions are present: (a) nine months has elapsed from the December Closing Date and release is approved by each of the directors appointed at closing (being the non-continuing directors); (b) no subsequent release of the December Escrow Amount has been consummated; and (c) no more than $1.0 million is released (the “December Release Conditions”). In the event that on and as of the twelve month anniversary of the December Closing Date none of the December Release Conditions have been satisfied, $5.0 million would be returned on a pro rata basis to the December Investors, without interest or deduction, and $5,000 of December Units would be returned to the Company for cancellation. On September 25, 2015, the lead investor approved the release and the escrow agent released all funds and corresponding December Units remaining in escrow.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company received net proceeds of $801,000 for the December Units released by from escrow, net of offering costs, and has accounted for each of the Series A Preferred Shares released from escrow, the December Warrants released from escrow and the Series A Preferred Shares and December Warrants remaining in escrow as freestanding instruments.

The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity  to determine the appropriate classification of the instruments. Prior to the exchange described below, the exercise price of the released December Warrants could be adjusted downward if the Company issued securities at a price below the initial exercise price and in certain other circumstances outside the control of the Company and therefore contain contingent settlement terms not indexed solely to the Company’s own shares of common stock. Accordingly, $603,000 of proceeds were recorded as a derivative liability representing the fair value of the December Warrants released from escrow at issuance and $120,000 of offering costs allocated to the December Warrants were expensed. As a result of the allocations, described above, the Series A Preferred Shares released were deemed to have a beneficial conversion feature at issuance amounting to $397,000, which was recorded in stockholders’ equity and immediately charged as a dividend in determining net loss attributable to common stockholders.

The remaining net proceeds of $318,000 were allocated to the Series A Preferred Shares net of $79,000 of offering costs. The Series A Preferred Shares do not represent an unconditional obligation to be settled in a variable number of shares of common stock, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the Series A Preferred Shares are considered equity hosts and recorded in stockholders’ equity.

Upon stockholder approval in March 2015 of full conversion provisions of the escrowed December Warrants, the Company recorded a warrant liability and a discount on the Series A Preferred Shares amounting to $3,162, based on the estimated fair value of the warrants. In addition, upon shareholder approval of the full conversion provisions of the escrowed Series A Preferred Shares, the carrying value of such Series A Preferred Shares, net of proceeds remaining in escrow was reclassified from temporary equity to paid-in capital. The Company recorded a beneficial conversion feature and a discount on the Series A Preferred Shares amounting to $1.8 million, which was immediately recognized as a deemed dividend in determining net loss attributable to common shareholders. During the year ended October 31, 2015, 46,561 Series A Preferred Shares were converted into common stock and $17,000 of remaining unamortized discounts were recognized as a deemed dividend. The Company may record additional deemed dividends for any unamortized discounts on its Series A Preferred Shares if such shares are converted.

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

April 2015 Exchange and Series B Preferred Shares

On April 30, 2015, pursuant to warrant exchange agreements, the Company retired the 8,823,537 December Warrants issued in the December Private Placement, including those subject to the escrow conditions and those released from escrow, in exchange for shares of the Company's common stock, or shares of 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”), in lieu of shares of common stock equal, on an as-converted basis, to the number of shares of common stock that would have otherwise been received by the holder, if such issuance would result in the recipient holder exceeding certain thresholds. An aggregate of 6,302,525 shares of common stock, which amount includes the shares of common stock issuable upon conversion of the Series B Preferred Shares, were issuable in connection with the exchange agreements. The Company re-measured the fair value of the December Warrants through the date of their exchange and recorded related losses in its statement of operations. In the year ending October 31, 2015, the Company recorded a change in fair value of $1.5 million related to the increase in the fair value of the December Warrants during the periods outstanding. Upon exchange, the contingent-conversion features of the December Warrants expired and the carrying value of the warrant liability of $5.3 million was reclassified to paid-in capital and allocated to the Series B Preferred Shares and the common shares distributed. Such Series B Shares and shares of common stock exchanged for the December Warrants are not held in escrow and as such are not subject to the December Release Conditions.

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

The proceeds of the May Private Placement were deposited into an escrow account (the “May Escrow Amount”) with Signature Bank, as escrow agent (the “May Escrow Agent”) pursuant to an escrow agreement (the “May Escrow Agreement”), entered into by and between the Company, the lead investor (as defined in the May Subscription Agreements) and the May Escrow Agent, and certificates representing the May Warrants and a record of the Shares and Series C Preferred Shares, sold in the May Private Placement were deposited and recorded with the Company’s corporate secretary (the “May Securities Escrow Agent”) to be held in escrow. On the May Closing Date, twenty percent (20%) of the May Escrow Amount ($1.0 million) was released by the May Escrow Agent to the Company in exchange for the release of twenty percent (20%) of May Units by the May Securities Escrow Agent to the May Investors. The remaining eighty percent (80%) of the May Escrow Amount ($4.0 million) was released by the May Escrow Agent to the Company and the corresponding percentage of May Units were released to the May Investors, under amendments to the May subscription agreements. On September 25, 2015, the lead investor approved the release and the May Escrow Agent and the May Securities Escrow Agent released all funds and May Units remaining in escrow.

The Company evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity to determine the appropriate classification of the instruments. The Series C Preferred Shares do not represent an unconditional obligation to be settled in a variable number of shares of common stock, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the Series C Preferred Shares are considered equity hosts and recorded in stockholders’ equity. The May Warrants do not contain contingent settlement terms not indexed solely to the Company’s own shares of common stock and, accordingly, were also recorded in stockholders' equity. The Company allocated $2.0 million, $1.3 million and $1.8 million of net proceeds to the Series C Preferred Stock, the common stock and the warrants, respectively, based on their relative fair values. The Company incurred $25,000 of offering expenses.

September 2015 Exchange and Series D Preferred Shares

On September 25, 2015, the Company entered into Amendment Agreements (the “Amendments”) which amended the terms of the December Subscription Agreements and May Subscription Agreements. Under the Amendments, the lead investors under the subscription agreements agreed to release all funds remaining held in escrow ($5.0 million under the December 17, 2014 closing and $4.0 million under the May 15, 2015 closing) upon the appointment of certain persons as officers and directors of the Company.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Preferred Share Conversion Activity

During the quarter ended January 31, 2016, 529,903 shares of Convertible Preferred Stock Series A and 3,667 shares of Convertible Preferred Stock Series D were converted into 566,573 shares of common stock.

Common Stock

On December 18, 2015, the Company issued 50,000 shares of restricted stock to a director.  The fair value of the stock on the grant date was $39,000 (based on a grant date stock price of $0.77 per share) and will be recognized over 1 year.

On January 4, 2016, the Company declared a special cash dividend of an aggregate of $10.0 million to holders of record on January 14, 2016 of its outstanding shares of: (i) common stock (ii) Series A Convertible Preferred Stock; (iii) Series B Convertible Preferred Stock; (iv) Series C Convertible Preferred Stock and (v) Series D Convertible Preferred Stock.  The holders of record of the Company’s outstanding preferred stock participated in the dividend on an “as converted” basis.

On January 6, 2016, certain investors exercised their options at $0.68 in exchange for the Company’s common stock for an aggregated amount of 189,938 shares.

8. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense in the three months ended January 31, 2016 and 2015 amounted to approximately $547,000 and $220,000 respectively. Stock-based compensation expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the Company’s stock option activity in the three months ended January 31, 2016 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding at beginning of period	579,485	$2.82
Granted	38,092	$1.05
Exercised	(189,938)	$0.68
Expired	(105,933)	$5.12
Outstanding at end of period	321,706	$3.11
Options exercisable at year-end	276,621	$3.44
Weighted-average fair value of options granted during the period		$1.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended January 31, 2016:

January 31, 2016
Risk free annual interest rate	1.7%
Expected volatility	79%
Expected life	5
Assumed dividends	None

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The value of stock option grants is amortized over the vesting period of, generally, one to three years. As of January 31, 2016, there was approximately $43,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.5 year.

A summary of the Company’s restricted stock activity in the three months ended January 31, 2016 is presented below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of period	1,384,791	$1.25
Granted	50,000	$0.77
Vested	(272,711)	$1.25
Forfeited	-	$-
Unvested at end of period	1,162,080	$1.22

 The weighted-average fair value of restricted shares granted during the three months ended January 31, 2016 was $0.77. The total fair value of restricted stock vested during the three months ended January 31, 2016 was approximately $535,000.

The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period of, generally, six months to three years. As of January 31, 2016, there was approximately $1.1 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.7 years. The vesting period of 630,212 restricted shares is subject to acceleration upon the achievement of certain performance conditions related to financing or other corporate transactions.

9. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the three months ended January 31, 2016 and 2015 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance. Full conversion of the outstanding shares of Preferred Stock will likely result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382.

10. LOSS PER SHARE

Shares of common stock issuable under convertible preferred stock, warrants and options and shares subject to restricted stock grants were not included in the calculation of diluted earnings per common share for the three months ended January 31, 2016 and 2015, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, on January 31, 2016:

2016
Shares issuable upon conversion of preferred stock	17,890,125
Shares issuable upon exercise of stock options	321,706
Non-vested shares under restricted stock grants	1,162,080

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

Contingencies

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, the Company and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third party indemnity rights from developers for costs incurred in the litigation. In August 2015, the defendants jointly moved to transfer the case to the Western District of Washington. The motion is currently pending. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

Commitments

The Company incurs rent expense under a short-term operating lease for administrative offices, which expires in fiscal 2016. Total rent expense amounted to approximately $6,000 and $90,000 for the three months ended January 31, 2016 and 2015, respectively, including charges incurred upon vacating its previous administrative offices.

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

12. RELATED PARTIES

In January 2015, the Company entered into an agreement with Equity Stock Transfer for transfer agent services. A Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer. Fees under the agreement were approximately $2,000 in the three months ended January 31, 2016.

13. ASSIGNMENT OF ASSETS AND LIABILITIES

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

In addition, the Company entered into a conveyance agreement with Zift under which it assigned to Zift certain assets used in the retail business and Zift agreed to assume and indemnify the Company for liabilities and claims related to the retail business, including customer claims for price protection and promotional allowances. The assets transferred to Zift included cash in an amount of $800,000, of which $400,000 was transferred immediately and the remaining $400,000 is payable by the Company in twelve equal consecutive monthly installments of $33,000 commencing August 1, 2015, and certain accounts receivable and inventory with an aggregate carrying value of approximately $87,000.  As of January 31, 2016, the Company had a payable of approximately $207,000 to Zift.

14. SUBSEQUENT EVENTS

On March 3, 2016, the Company was notified by The NASDAQ Stock Market, LLC (“Nasdaq”) that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) because the Company’s common stock failed to maintain a minimum closing bid price of $1.00 per share for the prior 30 consecutive business days. The notice has no immediate effect on the listing or trading of the Company’s common stock on The NASDAQ Capital Market and, at this time, the common stock will continue to trade on The NASDAQ Capital Market under the symbol “COOL”.

The Company has a period of 180 calendar days, or until August 30, 2016, to achieve compliance with the Rule. The Company will regain compliance with the Rule if, at any time before August 30, 2016, the closing bid price for the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days. In the event the Company does not regain compliance with the Rule by August 30, 2016, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those listed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the fiscal year ended October 31, 2015. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results. References herein to “we,” “us,” and “the Company” are to Majesco Entertainment Company.

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

Cost of Sales.  Cost of sales consists of product costs and amortization and impairment of capitalized software development costs and license fees. A significant component of our cost of sales of packaged games is product costs. Product costs are comprised primarily of manufacturing and packaging costs of the disc or cartridge media, royalties to the platform manufacturer and manufacturing and packaging costs of peripherals. Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales.

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

Interest and Financing Costs.  Interest and financing costs were directly attributable to our factoring and our purchase-order financing arrangements. Such costs included commitment fees and fees based upon the value of customer invoices factored.

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

Seasonality and Variations in Interim Quarterly Results

Historically we sold products through two sales channels, retail and digital, we currently only sell digitally.  In the past, we would   experience generally higher sales in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Currently, we believe that we have little to no seasonality.

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

Revenue Recognition.  We recognized revenue on the sale of packaged goods upon the shipment of our product when: (1) risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products are sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Some of our software products provide limited online features at no additional cost to the consumer. Generally, we have considered such features to be incidental to our overall product offerings and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying our revenue recognition policy. To date, we have not earned significant revenues from such features. In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

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
When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales - loss on impairment of capitalized software development costs and license fees - future releases, in the period such a determination is made. These expenses may be incurred prior to a game’s release. If a game is cancelled and never released to market, the amount is expensed to operating costs and expenses - loss on impairment of capitalized software development costs and license fees - cancelled games. If we were required to write off licenses or capitalized software development costs, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Accounting for Preferred Stock and Warrant transactions.  We issued units consisting of preferred shares and warrants and subsequently remeasured certain of those warrants. Determining the fair value of the securities in these transactions requires significant judgment, including adjustments to quoted share prices and expected stock volatility. Such estimates may significantly impact our results of operations and losses applicable to common stockholders.

Commitments and Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable. We record associated legal fees as incurred. We accrued contingent liabilities for certain potential licensor and customer liabilities and claims that were transferred to Zift but may not be extinguished by such transaction.

Results of Operations

Three months ended January 31, 2016 versus three months ended January 31, 2015

In 2015, the Company transferred to Zift Interactive LLC (“Zift”), a newly-formed subsidiary, certain rights under certain of its publishing licenses related to developing, publishing and distributing video game products through retail distribution for a term of one year. The Company transferred Zift to its former chief executive officer, Jesse Sutton. In exchange, the Company received Mr. Sutton’s resignation from the position of chief executive officer of the Company, including waiver of any severance payments and the execution of a separation agreement, together with his agreement to serve as a consultant to the Company. In addition, Zift will pay the Company a specified percent of its net revenue from retail sales on a quarterly basis. Approximately $133,000 was paid to Zift during the quarter ended January 31, 2016.

Net Revenues. Net revenues for the three months ended January 31, 2016 decreased 83% to approximately $591,000 from $3.5 million in the comparable quarter last year. The decrease was due to lower sales of Zumba titles, including a decrease in Zumba revenue from Europe. We did not release a new Zumba title in the current-year period. Overall Zumba sales accounted for 22% of revenues in the prior-year period. Additionally, there were no retail sales due to the transfer of the retail distribution channel to Zift.

Gross Profit. Gross profit for the three months ended January 31, 2016 decreased 61% to approximately $533,000 compared to a gross profit of $1.4 million in the same period last year. The decrease in gross profit reflects lower Zumba and other sales as discussed above, as well as the Company’s withdrawal from the packaged software business. Gross profit as a percentage of net sales was 90% for the three months ended January 31, 2016, compared to 39% for the three months ended January 31, 2015.  The increase in gross profit is due to the dramatically lower cost of sales associated with a digitally sold product.

Product Research and Development Expenses. Product research and development expenses for the three months ended January 31, 2016 increased 35% to approximately $35,000 compared to $26,000 in the same period last year.

Selling and Marketing Expenses. Total selling and marketing expenses for the three months ended January 31, 2016 decreased 95% to approximately $23,000 compared to approximately $440,000 for the three months ended January 31, 2015. The decrease is primarily due to lower personnel costs and other marketing and distribution activities related to our games generally.

General and Administrative Expenses. For the three-month period ended January 31, 2016, general and administrative expenses decreased 38% to approximately $1.1 million compared to $1.7 million for the three months ended January 31, 2015. The decrease reflects lower compensation costs, consulting and professional fees and related support expenses.

Operating loss. Operating loss for the three months ended January 31, 2016 decreased 37% to approximately $654,000, compared to an operating loss of approximately $1.0 million in the comparable period in 2015, primarily reflecting expense reductions in development and marketing activities.

Extinguishment of liabilities. During the three months ended January 31, 2015, we recognized a gain on extinguishment of liabilities of approximately $526,000. We determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

Net gains on asset sales. During the three months ended January 31, 2015, we recognized approximately $125,000 in net gain from the sale of certain game rights and from the sale of office furniture and equipment upon the move to a smaller office.

Change in fair value of warrant liability. In our December 2014 private placement of units consisting of preferred stock and warrants, we issued warrants containing certain contingent settlement terms not indexed to our own stock. We accounted for the warrants as derivative liabilities and measured their fair value on a quarterly basis and recognized on a current basis any gains or losses. In the three months ended January 31, 2015, we recognized a loss of approximately $779,000 reflecting an increase in our stock price from the issuance date of the warrant to January 31, 2015.  We did not have any warrant liabilities during the three months ended January 31, 2016.

Income Taxes. In the three months ended January 31, 2016 and 2015, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of January 31, 2016, our cash and cash equivalents balance was $6.7 million and our working capital was approximately $5.7 million, compared to cash and equivalents of $17.1 million and working capital of $15.6 million at October 31, 2015.

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

In 2015, we transferred our retail distribution activities to Zift and transferred related assets and liabilities, including accounts receivable, inventory, customer credits and certain other liabilities. We do not expect to maintain significant similar working capital balances in the foreseeable future or experience the variability in such balances previously associated with new releases and seasonal activities. Accordingly, current cash and working capital balances exceed expected working capital requirements for our current digital distribution activities over the foreseeable future. Our operating results may vary significantly from period to period and our ability to achieve future profitability or cash flows from operations is dependent on increased revenue.  We may be required to modify our plans, or seek outside sources of financing, and/or equity sales, if our operating plan and sales targets are not met. There can be no assurance that such funds will be available on acceptable terms, if at all. In the event that we are unable to negotiate alternative financing, or negotiate terms that are acceptable to us, we may be forced to modify our business plan materially, including making reductions in game development and other expenditures. Excess cash and working capital balances may be used in future development activities or investments in new businesses, which may also significantly affect our financial condition and operating results.

Private Placements

The private placements described below were completed in December 2014 and May 2015. A substantial portion of the proceeds of these offerings remained subject to escrow agreements until September 2015, pending the satisfaction of release conditions.

December 2014

On December 17, 2014, pursuant to subscription agreements (the “December Subscription Agreements”) entered into with certain accredited investors, we completed a private placement of $6.0 million of units (the “December Units”) at a purchase price of $0.68 per December Unit, with each December Unit consisting of one share of our 0% Series A Convertible Preferred Stock (the “Series A Preferred Shares”) and a five year warrant (the “December Warrants”) to purchase one share of our common stock at an initial exercise price of $0.68 per share (such issuance and sale the “December Private Placement”). The December Warrants were subsequently exchanged for shares of our 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and shares of our common stock.

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of the of such Series A Preferred Shares ($0.68 per share), plus all accrued and unpaid dividends, if any, divided by the conversion price (initially $0.68 per share, subject to adjustment). In the event we issue or sell, or are deemed to issue or sell, shares of our common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Additionally, we are prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the December Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no dividends.

The holders of Series A Preferred Shares shall vote together with the holders of common stock on all matters on an “as converted” basis, subject to beneficial ownership limitations, and shall not vote as a separate class. Notwithstanding the foregoing, the conversion price for purposes of calculating voting power shall in no event be lower than $0.59 per share. At no time may all or a portion of the Series A Preferred Shares be converted if the number of shares of common stock to be issued to such holders pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, 4.99% of our outstanding common stock, subject to increase to 9.99%.

The proceeds of the offering and certificates representing the Series A Preferred Shares and December Warrants were deposited into escrow accounts. Upon the closing of the December Private Placement, $1.0 million of the proceeds was released to us and $1.0 million of Series A Preferred Shares and December Warrants, on a pro rata basis, was released to the investors. The remaining $5.0 million was released by the escrow agent to us and the corresponding $5.0 million of Series A Preferred Shares and December Warrants were released to the investors in September 2015, in connection with amendments to the December Subscription Agreements.

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

The Series B Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value ($140.00 per share) of the Series B Preferred Shares, plus all accrued and unpaid dividends, if any, divided by the conversion price (initially $1.40 per share, subject to adjustment). We are prohibited from effecting a conversion of the Series B Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding, subject to increase, up to 9.99%.  Each holder is entitled to vote on all matters submitted to our  stockholders on an “as converted basis”, subject to beneficial ownership limitations, based on a conversion price of $1.40 per share.

May 2015

On May 15, 2015 (the “May Closing Date”), we closed the sale of $5.05 million of units (the “May Units”), pursuant to separate subscription agreements (the “May Subscription Agreements”) with accredited investors entered into on April 29, 2015, at a purchase price of $1.20 per May Unit.  Each May Unit consists of one share of the our common stock, provided that, if the issuance of any such shares would have resulted in the investor owning in excess of 4.99% of our issued and outstanding common stock, then such investor could elect to receive shares of our 0% Series C Convertible Preferred Stock (the “Series C Preferred Shares”), and a three-year warrant (the “May Warrants”) to purchase one share of the our common stock at an exercise price of $1.40 per share (such sale and issuance, the “May Private Placement”).

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Shares ($120.00 per share), plus all accrued and unpaid dividends, if any, divided by the conversion price ($1.20 per share, subject to adjustment).   In addition, in the event the we issue or sell, or are deemed to issue or sell, shares of our common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Notwithstanding the foregoing, until such time as we obtain the required shareholder approval pursuant to the rules of The NASDAQ Stock Market, LLC, the conversion price of the Series C Preferred Shares shall not be adjusted to a per share price below $0.86.  We are prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock subject to increase, up to 9.99%.  Each holder is entitled to vote on all matters submitted to our  stockholders on an “as converted basis”, subject to the beneficial ownership limitation, based on a conversion price of $1.30 per share. The Series C Preferred Shares bear no interest and shall rank junior to our Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

The May Warrants are exercisable, immediately, at a price of $1.40 per share, subject to adjustment, and expire three years from the date of issuance. The holders may, subject to certain limitations, exercise the May Warrants on a cashless basis. We are prohibited from effecting an exercise of any May Warrant to the extent that, as a result of any such exercise, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding.

The proceeds of the May Private Placement along with certificates evidencing the Series C Preferred Shares and Series C Warrants were deposited into an escrow accounts. On the May Closing Date, twenty percent (20%) of the proceeds of the May Private Placement ($1.01 million) and a corresponding number of Series C Preferred Shares and Series C Warrants were released to us and the investors, respectively.  The remaining eighty percent (80%) of the proceeds from the May Private Placement ($4.04 million) and the corresponding percentage of Series C Preferred Shares and Series C Warrants were released to us and the investors, respectively, in September 2015 in connection with amendments to the May Subscription Agreements.

September 2015

On September 25, 2015, we entered into amendment agreements to amend the terms of our subscription agreements for the private offerings closed December 17, 2014 and May 15, 2015 to provide for the consent of the lead investor in such offerings to release of all remaining escrowed funds to us ($5.0 million under the December Private Placement and $4.04 under the May Private Placement) upon the satisfaction of certain obligations, which we satisfied. Pursuant to the amendment agreements, we were, among other things, required to increase the size of its Board of Directors and appoint thereto, individuals deemed acceptable to the lead investor and approved by The NASDAQ Stock Market, LLC; appoint a new Chief Executive Officer and a new Chief Financial Officer and exchange the Series C Warrants, as described further below.  On September 30, 2015 we received $9.04 million in proceeds from the foregoing release of escrowed funds and the corresponding securities were released to the investors.

In accordance with the aforementioned escrow release conditions, we entered into exchange agreements with holders of our outstanding Series C Warrants pursuant to which each holder received .4 shares of our common stock for each 1 warrant share exchanged for cancellation.  At the election of any holder who would, as a result of receipt of the common stock hold in excess of certain beneficial ownership thresholds of our issued and outstanding common stock, such holder could receive shares of our newly designated 0% Series D Convertible Preferred Stock (the “Series D Preferred Shares”).  Pursuant to the foregoing exchanges, on September 25, 2015, we issued 0 shares of common stock and 168,333 Series D Preferred Shares convertible into 1,683,330 shares of common stock in exchange for the cancellation of Series C Warrants to purchase 4,208,337 shares of common stock. Certain of our officers and directors who held Series C Warrants participated in the exchange.

The Series D Preferred Shares are convertible into shares of common stock based on a conversion ratio equal to the stated value ($1,000.00 per share) of such Series D Preferred Shares to be converted, plus all accrued and unpaid dividends, if any, divided by the conversion price ($100.00 per share, subject to adjustment). We are prohibited from effecting a conversion of the Series D Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of Common Stock outstanding ,subject to increase, up to, 9.99%. The Series D Preferred Shares bear no interest and rank senior to the our common stock but junior to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares.

On October 15, 2015, our Board of Directors approved a revised version of the Certificate of Designations, Preferences and Rights of our 0% Series D Convertible Preferred Stock in order to remove any voting rights of the Series D Preferred Shares, except as otherwise required by law.

Dividends

On January 4, 2016, we declared a special cash dividend of an aggregate of $10.0 million to holders of record on January 14, 2016 of its outstanding shares of: (i) common stock (ii) Series A Preferred Shares; (iii) Series B Preferred Shares; (iv) Series C Preferred Shares and (v) Series D Preferred Shares.  The holders of record of the Company’s outstanding preferred stock participated in the dividend on an “as converted” basis.

Off-Balance Sheet Arrangements

As of January 31, 2016, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were approximately $6.7 million as of January 31, 2016 compared to approximately $17.1 million at October 31, 2015 and working capital as of January 31, 2016 was $5.7 million compared to $15.6 million at October 31, 2015.

Operating Cash Flows. Cash used in operating activities in the three months ended January 31, 2016 amounted to approximately $398,000, mainly related to the approximately $647,000 loss in the three months ended January 31, 2016.

Investing Cash Flows. There are no investing activities for the three months ended January 31, 2016.

Financing Cash Flows. Net cash used in financing activities for the three months ended January 31, 2016 amounted to approximately $10.0 million, mainly related to a payment of a $10.0 million special cash dividend.

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

Subsequent to period end, we enhanced our internal control over financial reporting by employing an external firm on a contract services basis.  This firm specializes in providing finance and accounting functions for small companies, and the founders and senior managers are highly experienced former employees of national accounting firms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, the Company and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third party indemnity rights from developers for costs incurred in the litigation. In August 2015, the defendants jointly moved to transfer the case to the Western District of Washington. The motion is currently pending. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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

MAJESCO ENTERTAINMENT COMPANY

/s/ Barry Honig
Barry Honig
Chief Executive Officer (Principal Executive Officer)
Date: March 15, 2016

/s/ John Stetson
John Stetson
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 15, 2016