Form 10-Q
period 2016-04-30
MAJESCO ENTERTAINMENT CO
filed 2016-06-09
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of May 31, 2016, there were 15,608,875 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	April 30,	October 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,346	$17,053
Accounts receivable	415	283
Capitalized software development costs and license fees	85	179
Prepaid expenses and other current assets	178	101
Total current assets	8,024	17,616
Property and equipment, net	31	45
TOTAL ASSETS	$8,055	$17,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,496	$1,686
Payable to Zift	75	318
Warrant liability	344	-
Total current liabilities	1,915	2,004
Total liabilities	1,915	2,004

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible Preferred stock – 10,000,000 shares authorized, 8,413,630 and 9,025,265 shares issued and outstanding at April 30, 2016 and October 31, 2015, aggregate liquidation preference $5,561 and $5,968, respectively	10,407	10,694
Common stock — $.001 par value; 250,000,000 shares authorized; 13,583,875 and 11,109,293 shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively	14	11
Additional paid-in capital	121,003	128,488
Accumulated deficit	(125,284)	(123,536)
Total stockholders’ equity	6,140	15,657
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,055	$17,661

See accompanying notes to condensed consolidated financial statements.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	For the three months ended		For the six months ended
	April 30,		April 30,
	2016	2015	2016	2015
Net revenues	$412	$1,705	$1,003	$5,176
Cost of sales
Product costs	1	663	1	2,070
Software development costs and license fees	124	245	182	952
	125	908	183	3,022
Gross profit	287	797	820	2,154
Operating costs and expenses
Product research and development	20	29	55	55
Selling and marketing	19	170	42	610
General and administrative	1,319	1,305	2,441	3,049
Workforce reduction	-	639	-	713
Depreciation and amortization	7	10	14	50
	1,365	2,153	2,552	4,477
Operating loss	(1,078)	(1,356)	(1,732)	(2,323)
Other expenses (income)
Interest and financing costs (income)	(3)	(1)	(10)	59
Gain on extinguishment of liabilities	-	(524)	-	(1,050)
Gain on asset sales, net	-	(3)	-	(128)
Change in fair value of warrant liability	26	768	26	1,547
Loss before income taxes	(1,101)	(1,596)	(1,748)	(2,751)
Income taxes	-	2	-	3
Net loss	(1,101)	(1,598)	(1,748)	(2,754)
Special cash dividend attributable to preferred stockholders		-	(6,002)	-
Conversion features accreted as dividends	-	1,838	-	2,235
Net loss attributable to common stockholders	$(1,101)	$(3,436)	$(7,750)	$(4,989)

Net loss per share, basic and diluted:	$(0.10)	$(0.52)	$(0.74)	$(0.76)
Weighted average shares outstanding, basic and diluted:	11,294,900	6,610,270	10,543,254	6,568,526

See accompanying notes to condensed consolidated financial statements.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the six months ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,748)	$(2,754)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in warrant liability	26	1,547
Depreciation and amortization	14	50
Non-cash compensation expense	993	388
Provision for price protection	-	41
Amortization of capitalized software development costs and license fees	85	397
Gains on asset sales, net	-	(108)
Provision for excess inventory	-	65
Gain on extinguishment of liabilities	-	(1,050)
Offering costs expensed	21	120
Changes in operating assets and liabilities:
Accounts receivable	(132)	1,335
Inventory	-	1,193
Capitalized software development costs and license fees	9	-
Advance payments for inventory	-	57
Prepaid expenses and other current assets	(77)	50
Accounts payable and accrued expenses	(190)	(1,803)
Payable to Zift	(10)	-
Customer credits	-	1,368
Advances from customers and deferred revenue	-	(14)
Net cash (used in) provided by operating activities	(1,009)	882
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of assets	-	217
Net cash provided by investing activities	-	217
CASH FLOWS FROM FINANCING ACTIVITIES
Special cash dividend	(10,000)	-
Proceeds from stock options exercise	129	-
Net proceeds from the sale of common stock and warrants	1,406	-
Payments to Zift	(233)	-
Net proceeds from sale of units	-	801
Income tax withholding from stock compensation	-	(12)
Net cash (used in) provided by financing activities	(8,698)	789

Net (decrease) increase in cash and cash equivalents	(9,707)	1,888
Cash and cash equivalents — beginning of period	17,053	7,196
Cash and cash equivalents — end of period	$7,346	$9,084

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for income taxes	$-	$98

Supplemental schedule of non-cash investing and financing activities:
Warrant liability reclassified to additional paid-in capital upon exchange	$-	$5,312
Conversion of Series A preferred stock to common stock	$147	$-
Conversion of Series D preferred stock to common stock	$140	$-
Common stock shares and warrants issued for offering costs	$75	$-

See accompanying notes to condensed consolidated financial statements.

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

NASDAQ listing. On March 3, 2016, the Company was notified by The NASDAQ Stock Market, LLC (“Nasdaq”) that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) because the Company’s common stock failed to maintain a minimum closing bid price of $1.00 per share for the prior 30 consecutive business days. The notice has no immediate effect on the listing or trading of the Company’s common stock on The NASDAQ Capital Market and, at this time, the common stock will continue to trade on The NASDAQ Capital Market under the symbol “COOL”.

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

Major customers. Microsoft, Sony, and Valve accounted for 40%, 28%, and 18%, respectively, of sales for the six months ended April 30, 2016. Sidekick and Microsoft accounted for 53% and 30%,  respectively, of accounts receivable as of April 30, 2016.

 Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the Company’s products. In addition, for the six months ended April 30, 2016 and 2015 sales of the Company’s Zumba Fitness games accounted for approximately 10% and 30% of net revenues, respectively.

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended October 31, 2015 filed with the Securities and Exchange Commission on Form 10-K on January 29, 2016.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition. The Company has recognized revenue upon the shipment of its products when: (1) title and the risks and rewards of ownership are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Certain products have been sold to customers with a street date (the earliest date these products may be resold by retailers). Revenue for sales of these products is not recognized prior to their street date. Some of the Company’s software products provide limited online features at no additional cost to the consumer. Generally, such features have been considered to be incidental to the Company’s overall product offerings and an inconsequential deliverable. Accordingly, the Company does not defer any revenue related to products containing these limited online features. However, in instances where online features or additional functionality is considered a substantive deliverable in addition to the software product, such characteristics will be taken into account when applying the Company’s revenue recognition policy.  While the Company has historically sold its products through two sales channels, retail and digital, in July 2015, the Company transferred retail distribution activities, assets and obligations to a company owned by its former chief executive officer (see Note 13), and therefore ceased retail sales.

The Company generally sold its products to retailers and distributors on a no-return basis, although in certain instances, the Company provided price protection or other allowances on certain unsold products. Price protection, when granted and applicable, allows customers a partial credit against amounts they owe the Company with respect to merchandise unsold by them. Revenue was recognized, and accounts receivable was presented, net of estimates of these allowances.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounts Receivable and Accounts Payable and Accrued Expenses. The carrying amounts of accounts receivable and accounts payable and accrued expenses approximate fair value as these accounts are largely current and short term in nature.

Allowance for doubtful accounts. The Company recognizes an allowance for losses on accounts receivable for estimated probable losses. The allowance is based on historical experiences, current aging of accounts, and other expected future write-offs, including specific identifiable customer accounts considered at risk or uncollectible. Any related expense associated with an allowance for doubtful accounts is recognized as general and administrative expense. As of April 30, 2016, there was no allowance for doubtful accounts.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

 Extinguishment of Liabilities. During the six months ended April 30, 2015, the Company recognized a gain on extinguishment of liabilities of $1.1 million. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations as of April 30, 2015.

Gain on asset sales, net. During the six months ended April 30, 2015, we recognized approximately $128,000 in net gain from the sale of certain game rights and from the sale of office furniture and equipment upon the move to a smaller office.

Loss Per Share. Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes the potential impact of common stock options, unvested shares of restricted stock and outstanding common stock purchase warrants because their effect would be anti-dilutive.

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

Accounting for Warrants.  The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”).  The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). In addition, Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities.  The Company classifies these derivative warrant liabilities on the condensed consolidated balance sheet as a current liability.

Change in fair value of warrant liability. The Company assessed the classification of common stock purchase warrants as of the date of each offering and determined that such instruments met the criteria for liability classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in fair value of warrant liability” in the condensed consolidated statements of operations. The fair value of the warrants has been estimated using a Black-Scholes valuation model (see Note 7).

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are the recoverability of advance payments for capitalized software development costs and intellectual property licenses, the valuation of warrant liability, and the valuation allowances for deferred tax benefits. Actual results could differ from those estimates.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. For public entities, the amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU No. 2016-08 on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU No. 2016-09 will have on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU No.  2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact that ASU No. 2016-10 will have on its condensed consolidated financial statements.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2016	October 31, 2015
Prepaid insurance	$133	$61
Tax receivable	6	30
Other	39	10
Total prepaid expenses and other current assets	$178	$101

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	April 30, 2016	October 31, 2015
Computers and software	$61	$61
Furniture and equipment	78	78
Total property and equipment, gross	139	139
Accumulated depreciation	(108)	(94)
Total property and equipment, net	$31	$45

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	April 30, 2016	October 31, 2015
Accounts payable-trade	$345	$479
Royalties, fees and development	678	681
Salaries and other compensation	461	510
Other accruals	12	16
Total accounts payable and accrued expenses	$1,496	$1,686

During the three and six months ended April 30, 2015, the Company recognized a gain on extinguishment of liabilities of $524,000 and $1.1 million, respectively. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

Salaries and other compensation include accrued payroll expense, accrued incentive compensation and employer 401K plan contributions.

6.  STOCKHOLDERS’ EQUITY

Convertible preferred stock as of April 30, 2016 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	8,177,334	$1,999	$5,561	8,177,334
Series B	54,250	54,201	4,569	-	5,420,171
Series C	26,000	25,763	2,010	-	2,576,353
Series D	170,000	156,332	1,829	-	1,563,320
Other authorized, unissued	919,750	-	-	-	-
Total	10,000,000	8,413,630	$10,407	$5,561	17,737,178

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series A Preferred Share, plus all accrued and unpaid dividends, if any, on such Series A Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $0.68 and the initial conversion price is $0.68 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of its common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of Majesco Entertainment Company, the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the December Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear on dividends.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company received net proceeds of $801,000 for the December Units released from escrow, net of offering costs, and has accounted for each of the Series A Preferred Shares released from escrow, the December Warrants released from escrow and the Series A Preferred Shares and December Warrants remaining in escrow as freestanding instruments.

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

Upon stockholder approval in March 2015 of full conversion provisions of the escrowed December Warrants, the Company recorded a warrant liability and a discount on the Series A Preferred Shares amounting to $3,162, based on the estimated fair value of the warrants. In addition, upon shareholder approval of the full conversion provisions of the escrowed Series A Preferred Shares, the carrying value of such Series A Preferred Shares, net of proceeds remaining in escrow was reclassified from temporary equity to paid-in capital. The Company recorded a beneficial conversion feature and a discount on the Series A Preferred Shares amounting to $1.8 million, which was immediately recognized as a deemed dividend in determining net loss attributable to common shareholders. As of April 30, 2015, the Series A Preferred Shares remaining in escrow were convertible into 7,352,939 shares of common stock based on the conversion rate at the time. The Company may record additional deemed dividends for any unamortized discounts on its Series A Preferred Shares if such shares are converted.

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

May 2015 Units and Series C Preferred Shares

On May 15, 2015 (the “May Closing Date”), the Company completed a private placement pursuant to separate subscription agreements (the “May Subscription Agreements”) with accredited investors (the “May Investors”) of $5,050 of units (the “May Units”), at a purchase price of $1.20 per Unit, resulting in net proceeds to the Company of $5.0 million.  Each May Unit consists of one share of the Company’s common stock, provided that, if the issuance of any such shares of common stock would have resulted in the recipient May Investor owning in excess of 4.99% of the Company’s issued and outstanding common stock, then such May Investor could elect to receive shares of the Company’s 0% Series C Convertible Preferred Stock (the “Series C Preferred Shares”) in lieu of common stock that are, on an as converted basis, equal to one share of common stock for every May Unit purchased, and a three-year warrant (the “May Warrants”) to purchase one share of the Company’s common stock at an exercise price of $1.40 per share (such sale and issuance, the “May Private Placement”).  An aggregate of 25,763 Series C Preferred Shares, 1,631,984 shares of common stock and 4,208,337 May Warrants were issued under the May Units. The offering was made in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2016 Registered Common Stock and Warrant Offering

On April 13, 2016, the Company entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale by the Company of 1,500,000 shares of the Company’s common stock, par value $0.001 per share at an offering price of $1.00 per share, for net proceeds of $1.4 million after deducting placement agent fees and expenses. In addition, the Company sold to purchasers of common stock in this offering, warrants to purchase 1,125,000 shares of its common stock. The common shares and the Warrant Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission on October 22, 2015 and declared effective on December 7, 2015. The closing of the offering occurred on April 19, 2016.

Each Warrant is immediately exercisable for two years, but not thereafter, at an exercise price of $1.15 per share. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.  The exercise price and number of warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction. The Warrants were classified as liabilities and measured at fair value, with changes in fair value recognized in the Condensed Consolidated Statements of Operations in other expenses (income). The initial recognition of the Warrants resulted in an allocation of the net proceeds from the offering to a warrant liability of approximately $318,000, with the remainder being attributable to the common stock sold in the offering.

Preferred Share Conversion Activity

During the six months ended April 30, 2016, 599,634 shares of Convertible Preferred Stock Series A and 12,001 shares of Convertible Preferred Stock Series D were converted into 719,644 shares of common stock.

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

On February 1, 2016, the Company issued 15,000 shares of restricted stock to a non-employee service provider and is being recognized over the one year service period.

7. FAIR VALUE MEASUREMENTS

In accordance with ASC 820, Fair Value Measurements, financial instruments were measured at fair value using a three-level hierarchy which maximizes use of observable inputs and minimizes use of unobservable inputs:

•	Level 1: Observable inputs such as quoted prices in active markets for identical instruments

•	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the market

•
Level 3: Significant unobservable inputs supported by little or no market activity.  Financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, for which determination of fair value requires significant judgment or estimation.

In connection with the April 19, 2016 common stock offering, the Company issued warrants to purchase an aggregate of 1,125,000 shares of common stock.  These warrants are exercisable at $1.15 per share and expire on April 19, 2018. These warrants were analyzed and it was determined that they require liability treatment. In addition, Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities.  The Company classifies these derivative warrant liabilities on the condensed consolidated balance sheet as a current liability.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of these warrants at April 19, 2016,  and April 30, 2016 was determined to be approximately $318,000 and $344,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $0.79 and $0.83, respectively; (2) a risk free rate of 0.77%; and (3) an expected volatility of 86%.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At April 30, 2016, the warrant liability balance of $344,000  was classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability (from April 19, 2016 through April 30, 2016):

Warrants
Fair value at the beginning of period	$-
Additions	317,836
Change in fair value	26,186
Fair value at end of period	$344,022

8. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense during the three months ended April 30, 2016 and 2015 amounted to approximately $446,000 and $168,000 respectively. Stock-based compensation expense in the six months ended April 30, 2016 and 2015 amounted to approximately $993,000 and $388,000 respectively. Stock-based compensation expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the Company’s stock option activity in the six months ended April 30, 2016 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding at beginning of period	579,485	$2.82
Granted	38,092	$1.05
Exercised	(189,938)	$0.68
Expired	(105,933)	$5.12
Outstanding at end of period	321,706	$3.11
Options exercisable at end of period	283,614	$3.39
Weighted-average fair value of options granted during the period		$1.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended April 30, 2016:

April 30, 2016
Risk free annual interest rate	1.7%
Expected volatility	79%
Expected life	5
Assumed dividends	None

The value of stock option grants is amortized over the vesting period of, generally, one to three years. As of April 30, 2016, there was approximately $19,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.4 year.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s restricted stock activity in the six months ended April 30, 2016 is presented below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of period	1,384,791	$1.25
Granted	65,000	$0.77
Vested	(464,588)	$1.23
Forfeited	-	$-
Unvested at end of period	985,203	$1.22

 The weighted-average fair value of restricted shares granted during the six months ended April 30, 2016 was $0.77. The total fair value of restricted stock vested during the six months ended April 30, 2016 was approximately $391,000.

The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period of, generally, six months to three years. As of April 30, 2016, there was approximately $712,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.4 years. The vesting period of 464,583 restricted shares is subject to acceleration upon the achievement of certain performance conditions related to financing or other corporate transactions.

9. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the six months ended April 30, 2016 and 2015 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance. Full conversion of the outstanding shares of Preferred Stock will likely result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382.

10. LOSS PER SHARE

Shares of common stock issuable under convertible preferred stock, warrants and options and shares subject to restricted stock grants were not included in the calculation of diluted earnings per common share for the three months and six months ended April 30, 2016 and 2015, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, on April 30, 2016:

2016
Shares issuable upon exercise of warrants	1,125,000
Shares issuable upon conversion of preferred stock	17,737,178
Shares issuable upon exercise of stock options	321,706
Non-vested shares under restricted stock grants	985,203

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

Commitments

The Company incurs rent expense under a short-term operating lease for administrative offices, which expires in fiscal 2016. Total rent expense amounted to approximately $5,000 and $14,000 for the three months ended April 30, 2016 and 2015, respectively. Total rent expense amounted to approximately $10,000 and $85,000 for the six months ended April 30, 2016 and 2015, respectively, including charges incurred upon vacating its previous administrative offices.

 The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

12. RELATED PARTIES

In January 2015, the Company entered into an agreement with Equity Stock Transfer for transfer agent services. A Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer. Fees under the agreement were approximately $2,000 and $5,000 in the six months ended April 30, 2016 and 2015, respectively.

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

In addition, the Company entered into a conveyance agreement with Zift under which it assigned to Zift certain assets used in the retail business and Zift agreed to assume and indemnify the Company for liabilities and claims related to the retail business, including customer claims for price protection and promotional allowances. The assets transferred to Zift included cash in an amount of $800,000, of which $400,000 was transferred immediately and the remaining $400,000 is payable by the Company in twelve equal consecutive monthly installments of  approximately $33,000 commencing August 1, 2015, and certain accounts receivable and inventory with an aggregate carrying value of approximately $87,000.  As of April 30, 2016, the Company had a payable of approximately $76,000 to Zift.

14. SUBSEQUENT EVENTS

 On May 10, 2016, the Company granted 1,975,000 stock options and 1,975,000 restricted stock shares to employees and independent directors.  Additionally, the Company granted 50,000 restricted stock shares to a vendor for services.

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

Accounting for Common and Preferred Stock and Warrant transactions.  We issued units consisting of preferred shares and warrants and common stock and warrants and subsequently remeasured certain of those warrants. Determining the fair value of the securities in these transactions requires significant judgment, including adjustments to quoted share prices and expected stock volatility. Such estimates may significantly impact our results of operations and losses applicable to common stockholders.

Commitments and Contingencies. We record a liability for commitments and contingencies when the amount is both probable and reasonably estimable. We record associated legal fees as incurred. We accrued contingent liabilities for certain potential licensor and customer liabilities and claims that were transferred to Zift but may not be extinguished by such transaction.

Results of Operations

Three months ended April 30, 2016 versus three months ended April 30, 2015

In 2015, the Company transferred to Zift Interactive LLC (“Zift”), a newly-formed subsidiary, certain rights under certain of its publishing licenses related to developing, publishing and distributing video game products through retail distribution for a term of one year. The Company transferred Zift to its former chief executive officer, Jesse Sutton. In exchange, the Company received Mr. Sutton’s resignation from the position of chief executive officer of the Company, including waiver of any severance payments and the execution of a separation agreement, together with his agreement to serve as a consultant to the Company. In addition, Zift will pay the Company a specified percent of its net revenue from retail sales on a quarterly basis.  Approximately $243,000 was paid to Zift during the quarter ended April 30, 2016. The total amount paid relates to the monthly payments on its original $400,000 payable to Zift and other activity.

Net Revenues. Net revenues for the three months ended April 30, 2016 decreased 76% to approximately $412,000 from $1.7 million in the comparable quarter last year. The decrease was due to lower sales of Zumba titles.  Additionally, there were no retail sales in 2016 due to the transfer of the retail distribution channel to Zift in July 2015.

Gross Profit. Gross profit for the three months ended April 30, 2016 decreased 64% to approximately $287,000 compared to a gross profit of approximately $797,000 in the same period last year. The decrease in gross profit reflects lower Zumba and other sales as discussed above, as well as the Company’s withdrawal from the packaged software business. Gross profit as a percentage of net sales was 70% for the three months ended April 30, 2016, compared to 47% for the three months ended April 30, 2015.  The increase in gross profit percentage is due to the dramatically lower cost of sales associated with a digitally sold product.

Product Research and Development Expenses. Product research and development expenses for the three months ended April 30, 2016 decreased 31% to approximately $20,000 compared to $29,000 in the same period last year.

Selling and Marketing Expenses. Total selling and marketing expenses for the three months ended April 30, 2016 decreased 89% to approximately $19,000 compared to approximately $170,000 for the three months ended April 30, 2015. The decrease is primarily due to lower personnel costs and other marketing and distribution activities related to our games generally.

General and Administrative Expenses. For the three month period ended April 30, 2016, general and administrative expenses increased slightly to approximately $1.3 million compared to $1.3 million for the three months ended April 30, 2015.

Operating loss. Operating loss for the three months ended April 30, 2016 decreased 21% to approximately $1.1 million, compared to an operating loss of approximately $1.4 million in the comparable period in 2015, primarily reflecting workforce reduction expenses in 2015.

Extinguishment of liabilities. During the three months ended April 30, 2015, we recognized a gain on extinguishment of liabilities of approximately $524,000. We determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

Change in fair value of warrant liability. In our December 2014 private placement of units consisting of preferred stock and warrants, we issued warrants containing certain contingent settlement terms not indexed to our own stock. We accounted for the warrants as derivative liabilities and measured their fair value on a quarterly basis and recognized on a current basis any gains or losses. In the three months ended April 30, 2015, we recognized a loss of approximately $768,000 reflecting an increase in our stock price from the previous measurement date.  In our April 19, 2016, equity offering, we issued warrants. We accounted for the warrants as derivative liabilities and measure their fair value on a quarterly basis and recognize on a current basis any gains or losses. In the three months ended April 30, 2016, we recognized a loss of approximately $26,000 reflecting an increase in our stock price from the previous measurement date.

Income Taxes. In the three months ended April 30, 2016 and 2015, our income tax expense was not significant, representing primarily minimum state income taxes.

Six months ended April 30, 2016 versus six months ended April 30, 2015

Net Revenues. Net revenues for the six months ended April 30, 2016 decreased 81% to approximately $1.0 million from $5.2 million in the comparable six months last year. The decrease was due to lower sales of Zumba titles.  Additionally, there were no retail sales in 2016 due to the transfer of the retail distribution channel to Zift in July 2015.

Gross Profit. Gross profit for the six months ended April 30, 2016 decreased 62% to approximately $820,000 compared to a gross profit of approximately $2.2 million in the same period last year. The decrease in gross profit reflects lower Zumba and other sales as discussed above, as well as the Company’s withdrawal from the packaged software business. Gross profit as a percentage of net sales was 82% for the six months ended April 30, 2016, compared to 42% for the six months ended April 30, 2015.  The increase in gross profit percentage is due to the dramatically lower cost of sales associated with a digitally sold product.

Product Research and Development Expenses. Product research and development expenses was approximately $55,000 for both the six months ended April 30, 2016 and 2015.

Selling and Marketing Expenses. Total selling and marketing expenses for the six months ended April 30, 2016 decreased 93% to approximately $42,000 compared to approximately $610,000 for the six months ended April 30, 2015. The decrease is primarily due to lower personnel costs and other marketing and distribution activities related to our games generally.

General and Administrative Expenses. For the six month period ended April 30, 2016, general and administrative expenses decreased 20% to approximately $2.4 million compared to $3.0 million for the six months ended April 30, 2015. The decrease reflects lower compensation costs, consulting and professional fees and related support expenses.

Operating loss. Operating loss for the six months ended April 30, 2016 decreased 25% to approximately $1.7 million, compared to an operating loss of approximately $2.3 million in the comparable period in 2015, primarily reflecting expense reductions in marketing activities and workforce reduction expenses in 2015.

Extinguishment of liabilities. During the six months ended April 30, 2015, we recognized a gain on extinguishment of liabilities of approximately $1.1 million. We determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

Net gains on asset sales. During the six months ended April 30, 2015, we recognized approximately $128,000 in net gain from the sale of certain game rights and from the sale of office furniture and equipment upon the move to a smaller office.

Change in fair value of warrant liability. In our December 2014 private placement of units consisting of preferred stock and warrants, we issued warrants containing certain contingent settlement terms not indexed to our own stock. We accounted for the warrants as derivative liabilities and measured their fair value on a quarterly basis and recognized on a current basis any gains or losses. In the six months ended April 30, 2015, we recognized a loss of approximately $1.5 million reflecting an increase in our stock price from the previous measurement date.  In our April 19, 2016, equity offering, we issued warrants. We accounted for the warrants as derivative liabilities and measure their fair value on a quarterly basis and recognize on a current basis any gains or losses. In the three months ended April 30, 2016, we recognized a loss of approximately $26,000 reflecting an increase in our stock price from the previous measurement date.

Income Taxes. In the six months ended April 30, 2016 and 2015, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of April 30, 2016, our cash and cash equivalents balance was $7.3 million and our working capital was approximately $6.1 million, compared to cash and equivalents of $17.1 million and working capital of $15.6 million at October 31, 2015.

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

April 2016 Registered Common Stock and Warrant Offering

On April 13, 2016, the Company, entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale by the Company of 1,500,000 shares of the Company’s common stock, par value $0.001 per share at an offering price of $1.00 per share, for net proceeds of $1.4 million after deducting placement agent fees and expenses. In addition, the Company sold to purchasers of common stock in this offering, warrants to purchase 1,125,000 shares of its common stock. The common shares and the Warrant Shares are being offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission on October 22, 2015 and declared effective on December 7, 2015.

Each Warrant is immediately exercisable for two years, but not thereafter, at an exercise price of $1.15 per share. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.  The exercise price and number of warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.

The closing of the Offering occurred on April 19, 2016.

Off-Balance Sheet Arrangements

As of April 30, 2016, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents and working capital were approximately $7.3 million and $6.1 million, respectively, as of April 30, 2016 compared to approximately $17.1 million and $15.6 million at October 31, 2015, respectively.

Operating Cash Flows. Cash used in operating activities in the six months ended April 30, 2016 amounted to approximately $1.0 million, mainly related to the approximately $1.7 million loss, partially offset by non-cash share based compensation of approximately $1.0 million.

Investing Cash Flows. There are no investing activities for the six months ended April 30, 2016.

Financing Cash Flows. Net cash used in financing activities for the six months ended April 30, 2016 amounted to approximately $8.7 million, mainly related to a payment of a $10.0 million special cash dividend, partially offset by an equity capital raise of approximately $1.4 million.

Recent Accounting Pronouncements

Refer to our discussion of recent accounting pronouncements in Note 2 – Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

During the three months ended April 30, 2016, we enhanced our internal control over financial reporting by employing an external firm on a contract services basis.  This firm specializes in providing finance and accounting functions for small companies, and the founders and senior managers are highly experienced former employees of national accounting firms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, the Company and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third party indemnity rights from developers for costs incurred in the litigation. In August 2015, the defendants jointly moved to transfer the case to the Western District of Washington. On February 18, 2016, the Texas court granted the defendant's motion and ordered the case to be transferred to the Western District of Washington. On May 17, 2016, the Washington Court issued a scheduling order that provides that defendants leave to jointly file an early motion for summary judgement in June 2016.  Mr. Baker has indicated that he intends to oppose the motion. The Company cannot currently estimate a potential range of loss if the claim against the Company is successful.

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
Date: June 9, 2016

/s/ John Stetson
John Stetson
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 9, 2016