Form 10-Q
period 2016-07-31
MAJESCO ENTERTAINMENT CO
filed 2016-09-01
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of August 30, 2016, there were 2,783,010 shares of the Registrant’s common stock outstanding.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	July 31,	October 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,736	$17,053
Accounts receivable	176	283
Capitalized software development costs and license fees	50	179
Prepaid expenses and other current assets	121	101
Total current assets	7,083	17,616
Property and equipment, net	24	45
TOTAL ASSETS	$7,107	$17,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,422	$1,686
Payable to Zift	-	318
Warrant liability	185	-
Total current liabilities	1,607	2,004
Total liabilities	1,607	2,004

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible preferred stock – 10,000,000 shares authorized, 7,374,454 and 9,025,265 shares issued and outstanding at July 31, 2016 and October 31, 2015, aggregate liquidation preference $4,854 and $5,968, respectively	10,153	10,694
Common stock — $.001 par value; 250,000,000 shares authorized; 2,783,010 and 1,851,549 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively	3	11
Additional paid-in capital	123,114	128,488
Accumulated deficit	(127,770)	(123,536)
Total stockholders’ equity	5,500	15,657
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,107	$17,661

See accompanying notes to condensed consolidated financial statements.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2016	2015	2016	2015
Net revenues	$315	$1,091	$1,318	$6,267
Cost of sales
Product costs	-	249	1	2,319
Software development costs and license fees	92	118	274	1,070
	92	367	275	3,389
Gross profit	223	724	1,043	2,878
Operating costs and expenses
Product research and development	5	37	60	92
Selling and marketing	20	142	62	752
General and administrative	2,841	1,145	5,282	4,194
Workforce reduction	-	127	-	840
Depreciation and amortization	7	7	21	57
	2,873	1,458	5,425	5,935
Operating loss	(2,650)	(734)	(4,382)	(3,057)
Other expenses (income)
Interest and financing costs (income)	(5)	(4)	(15)	55
Gain on extinguishment of liabilities	-	(415)	-	(1,465)
Gain on asset sales, net	-	(50)	-	(178)
Change in fair value of warrant liability	(159)	-	(133)	1,547
Loss before income taxes	(2,486)	(265)	(4,234)	(3,016)
Income taxes	-	-	-	3
Net loss	(2,486)	(265)	(4,234)	(3,019)
Special cash dividend attributable to preferred stockholders	-	-	(6,002)	-
Conversion features accreted as dividends	-	17	-	2,252
Net loss attributable to common stockholders	$(2,486)	$(282)	$(10,236)	$(5,271)

Net loss per share, basic and diluted:	$(0.94)	$(0.22)	$(5.22)	$(4.53)
Weighted average shares outstanding, basic and diluted:	2,631,640	1,297,451	1,960,643	1,163,063

See accompanying notes to condensed consolidated financial statements.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the nine months ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,234)	$(3,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant liability	(133)	1,547
Depreciation and amortization	21	57
Stock based compensation expense	2,839	833
Provision for price protection	-	41
Amortization of capitalized software development costs and license fees	150	416
Gains on asset sales, net	-	(178)
Provision for excess inventory	-	65
Gain on extinguishment of liabilities	-	(1,465)
Offering costs expensed	21	120
Changes in operating assets and liabilities:
Accounts receivable	107	1,233
Inventory	-	1,227
Capitalized software development costs and license fees	(21)	-
Advance payments for inventory	-	57
Prepaid expenses and other current assets	(20)	57
Accounts payable and accrued expenses	(264)	(1,655)
Payable to Zift	(19)	-
Customer credits	-	(171)
Advances from customers and deferred revenue	-	(21)
Net cash used in operating activities	(1,553)	(856)
CASH FLOWS FROM INVESTING ACTIVITIES
Repayments from GMS	-	250
Net proceeds from sale of assets	-	220
Net cash provided by investing activities	-	470
CASH FLOWS FROM FINANCING ACTIVITIES
Special cash dividend	(10,000)	-
Proceeds from stock options exercised	129	-
Net proceeds from the sale of common stock and warrants	1,406	-
Payments to Zift	(299)	-
Net proceeds from sale of units	-	1,786
Income tax withholding from stock compensation	-	(12)
Net cash (used in) provided by financing activities	(8,764)	1,774

Net (decrease) increase in cash and cash equivalents	(10,317)	1,388
Cash and cash equivalents — beginning of period	17,053	7,196
Cash and cash equivalents — end of period	$6,736	$8,584

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for income taxes	$-	$141

Supplemental schedule of non-cash investing and financing activities:
Warrant liability reclassified to additional paid-in capital upon exchange	$-	$5,312
Conversion of Series A preferred stock to common stock	$401	$-
Conversion of Series D preferred stock to common stock	$140	$-
Common stock shares and warrants issued for offering costs	$75	$-

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

Reverse stock-split. On July 27, 2016, Majesco Entertainment Company (the “Company”) filed a certificate of amendment (the “Amendment”) to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001 per share on a one (1) for six (6) basis, effective on July 29, 2016 (the “Reverse Stock Split”).

The Reverse Stock Split was effective with The NASDAQ Capital Market (“NASDAQ”) at the open of business on August 1, 2016. The par value and other terms of Company’s common stock were not affected by the Reverse Stock Split. The Company’s post-Reverse Stock Split common stock has a new CUSIP number, 560690 406. The Company’s transfer agent, Equity Stock Transfer LLC, is acting as exchange agent for the Reverse Stock Split.

As a result of the Reverse Stock Split, every six shares of the Company’s pre-Reverse Stock Split common stock will be combined and reclassified into one share of the Company’s common stock. No fractional shares of common stock will be issued as a result of the Reverse Stock Split. Stockholders who otherwise would be entitled to a fractional share shall receive a cash payment in an amount equal to the product obtained by multiplying (i) the closing sale price of our common stock on the business day immediately preceding the effective date of the Reverse Stock Split as reported on NASDAQ by (ii) the number of shares of our common stock held by the stockholder that would otherwise have been exchanged for the fractional share interest.

All common share and per share amounts have been restated to show the effect of the Reverse Stock Split.

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

The Company had a period of 180 calendar days, or until August 30, 2016, to achieve compliance with the Rule. The Company  regained compliance with the Rule in August 2016 by effecting the Reverse Stock Split.

Major customers. Sony, Microsoft, and Valve accounted for 43%, 39%, and 14%, respectively, of sales for the nine months ended July 31, 2016. Sidekick and Microsoft accounted for 23% and 15%,  respectively, of accounts receivable as of July 31, 2016.

 Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the Company’s products. In addition, for the nine months ended July 31, 2016 and 2015 sales of the Company’s Zumba Fitness games accounted for approximately 9% and 29% of net revenues, respectively.

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

Sales incentives or other consideration given by the Company to customers that were considered adjustments of the selling price of its products, such as rebates and product placement fees, were reflected as reductions of revenue. Sales incentives and other consideration that represent costs incurred by the Company for benefits received, such as the appearance of the Company’s products in a customer’s national circular ad, are reflected as selling and marketing expenses, in accordance with Accounting Standards Codification (“ASC”) 605-50,  Customer Payments and Incentives .

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

Allowance for Doubtful Accounts. The Company recognizes an allowance for losses on accounts receivable for estimated probable losses. The allowance is based on historical experiences, current aging of accounts, and other expected future write-offs, including specific identifiable customer accounts considered at risk or uncollectible. Any related expense associated with an allowance for doubtful accounts is recognized as general and administrative expense. As of July 31, 2016, there was no allowance for doubtful accounts.

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

 Extinguishment of Liabilities. During the nine months ended July 31, 2015, the Company recognized a gain on extinguishment of liabilities of $1.5 million. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

Gain on Asset Sales, Net. During the nine months ended July 31, 2015, we recognized approximately $178,000 in net gain from the sale of certain game rights and from the sale of office furniture and equipment upon the move to a smaller office.

Loss Per Share. Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes the potential impact of common stock options, unvested shares of restricted stock and outstanding common stock purchase warrants because their effect would be anti-dilutive due to our net loss.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840)  and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on our financial statements.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2016	October 31, 2015
Prepaid insurance	$82	$61
Tax receivable	17	30
Other	22	10
Total prepaid expenses and other current assets	$121	$101

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	July 31, 2016	October 31, 2015
Computers and software	$61	$61
Furniture and equipment	78	78
Total property and equipment, gross	139	139
Accumulated depreciation	(115)	(94)
Total property and equipment, net	$24	$45

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	July 31, 2016	October 31, 2015
Accounts payable-trade	$301	$479
Royalties, fees and development	641	681
Salaries and other compensation	471	510
Other accruals	9	16
Total accounts payable and accrued expenses	$1,422	$1,686

During the three and nine months ended July 31, 2015, the Company recognized a gain on extinguishment of liabilities of $415,000 and $1.5 million, respectively. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

Salaries and other compensation include accrued payroll expense, accrued incentive compensation and employer 401K plan contributions.

6.  STOCKHOLDERS’ EQUITY

Convertible preferred stock as of July 31, 2016 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	7,138,158	$1,745	$4,854	1,189,693
Series B	54,250	54,201	4,569	-	903,362
Series C	26,000	25,763	2,010	-	429,392
Series D	170,000	156,332	1,829	-	260,553
Other authorized, unissued	919,750	-	-	-	-
Total	10,000,000	7,374,454	$10,153	$4,854	2,783,000

December Units and Series A Preferred Shares

On December 17, 2014, pursuant to subscription agreements (the “December Subscription Agreements”) entered into with certain accredited investors (the “December Investors”) the Company completed a private placement of $6.0 million of units (the “December Units”) at a purchase price of $0.68 per Unit, with each December Unit consisting of one share of the Company’s 0% Series A Convertible Preferred Stock (each a “Series A Preferred Share”) and a five-year warrant (each a “December Warrant”) to purchase one sixth of a share of the Company’s common stock at an initial exercise price of $4.08 per share (such issuance and sale, the “December Private Placement”). The December Warrants were subsequently exchanged for shares of the Company’s 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and shares of the Company’s common stock (see below). The offering was made in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series A Preferred Share, plus all accrued and unpaid dividends, if any, on such Series A Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $0.68 and the initial conversion price is $4.08 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of its common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of Majesco Entertainment Company, the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the December Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no dividends.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The holders of Series A Preferred Shares shall vote together with the holders of common stock on all matters on an as if converted basis, subject to certain conversion and ownership limitations, and shall not vote as a separate class. Notwithstanding the foregoing, the conversion price for purposes of calculating voting power shall in no event be lower than $3.54 per share. At no time may all or a portion of the Series A Preferred Shares be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock which would result in such Holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time; provided, however, that the holder may waive the 4.99% limitation at which time he may not own beneficially own more than 9.99% of all the common stock outstanding at such time.

Prior to the exchange transaction described below, the December Warrants were exercisable at any time at a price of $4.08 per share, subject to adjustment, and expired five years from the date of issuance. The holders could exercise the December Warrants for shares of common stock on a cashless basis if there was no effective registration statement or no current prospectus available for resale of the underlying shares of common stock. The December Warrants were subject to certain adjustments upon certain actions by the Company as outlined in the December Warrants, including, for twenty-four months following the initial issuance date, the issuance or sale, or deemed issuance or sale, by the Company of shares of its common stock at a per share price that is less than the exercise price then in effect.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2015 Exchange and Series B Preferred Shares

On April 30, 2015, pursuant to warrant exchange agreements, the Company retired the 1,470,590 December Warrants issued in the December Private Placement, including those subject to the escrow conditions and those released from escrow, in exchange for shares of the Company's common stock, or shares of 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”), in lieu of shares of common stock equal, on an as-converted basis, to the number of shares of common stock that would have otherwise been received by the holder, if such issuance would result in the recipient holder exceeding certain thresholds. An aggregate of 1,050,421 shares of common stock, which amount includes the shares of common stock issuable upon conversion of the Series B Preferred Shares, were issuable in connection with the exchange agreements. The Company re-measured the fair value of the December Warrants through the date of their exchange and recorded related losses in its statement of operations. Upon exchange, the contingent-conversion features of the December Warrants expired and the carrying value of the warrant liability of $5.3 million was reclassified to paid-in capital and allocated to the Series B Preferred Shares and the common shares distributed. Such Series B Shares and shares of common stock exchanged for the December Warrants are not held in escrow and as such are not subject to the December Release Conditions.

The Series B Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series B Preferred Shares, based on a conversion price of $8.40 per share, plus all accrued and unpaid dividends, if any, on such Series B Preferred Shares, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $140.00 and the initial conversion price is $8.40 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Series B Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to such beneficial ownership limitations, each holder is entitled to vote on all matters submitted to stockholders of the Company on an as converted basis, based on a conversion price of $8.40 per shares.  The Series B Preferred Shares rank junior to the Series A Preferred Shares and bear no dividends. All of the convertible preferred shares do not represent an unconditional obligation to be settled in a variable number of shares, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the convertible preferred shares are considered equity hosts and recorded in stockholders’ equity.

May 2015 Units and Series C Preferred Shares

On May 15, 2015 (the “May Closing Date”), the Company completed a private placement pursuant to separate subscription agreements (the “May Subscription Agreements”) with accredited investors (the “May Investors”) of $5,050 of units (the “May Units”), at a purchase price of $7.20 per Unit, resulting in net proceeds to the Company of $5.0 million.  Each May Unit consists of one share of the Company’s common stock, provided that, if the issuance of any such shares of common stock would have resulted in the recipient May Investor owning in excess of 4.99% of the Company’s issued and outstanding common stock, then such May Investor could elect to receive shares of the Company’s 0% Series C Convertible Preferred Stock (the “Series C Preferred Shares”) in lieu of common stock that are, on an as converted basis, equal to one share of common stock for every May Unit purchased, and a three-year warrant (the “May Warrants”) to purchase one share of the Company’s common stock at an exercise price of $8.40 per share (such sale and issuance, the “May Private Placement”).  An aggregate of 25,763 Series C Preferred Shares, 271,997 shares of common stock and 701,390 May Warrants were issued under the May Units. The offering was made in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series C Preferred Shares, as of such date of determination, divided by the conversion price.  The stated value of each Series C Preferred Share is $120.00 per share, and the initial conversion price is $7.20 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.  In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions and provided that the conversion price may not be reduced to less than $5.16, unless and until such time as the Company obtains shareholder approval to allow for a lower conversion price.  The Company is prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such May Investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to the beneficial ownership limitations discussed previously, each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series C Preferred Shares, based on a conversion price of $7.80 per share.  The Series C Preferred Shares bear no dividends and shall rank junior to the Company’s Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

The May Warrants are exercisable, at any time, following the date the May Warrants are issued, at a price of $8.40 per share, subject to adjustment, and expire three years from the date of issuance. The holders may, subject to certain limitations, exercise the May Warrants on a cashless basis. The Company is prohibited from effecting an exercise of any May Warrant to the extent that, as a result of any such exercise, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of such May Warrant, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

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

In connection with the Amendments, the Company also entered into Exchange Agreements with the holders of the May Warrants (the “September Exchange Agreements”) and authorized the issuance of .4 shares of common stock for each share of our Common Stock into which the May Warrants was then convertible, in exchange for cancellation of the May Warrants.  The Company agreed that holders of the May Warrants could exchange their May Warrants and receive either: (1) .4 shares of common stock for each share of common stock into which the May Warrant was exercisable immediately, or (2) at the election of any holder who would, as a result of receipt of the common stock hold in excess of 4.99% of the Company’s issued and outstanding common stock, shares of 0% Series D Convertible Preferred Stock (the “Preferred D Shares”) exercisable for common stock on the same basis, but subject to 4.9% beneficial ownership blocker provisions which at the election of the holder, could be reduced to 2.49%. Under the agreement, the Company exchanged all of its May Warrants for an aggregate of 168,333 new shares of 0% Series D Convertible Preferred Stock, which upon full conversion on a fully-diluted basis, convert into 280,555 shares of newly issued common stock.

The Preferred D Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred D Share, plus all accrued and unpaid dividends, if any, on such Preferred D Share, as of such date of determination, divided by the conversion price. The stated value Preferred D Shares is $1,000.00 per share and the initial conversion price is $600.00 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred D Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred D Shares. Upon 61 days written notice, the beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Except as otherwise required by law, holders of Series D Preferred Shares shall not have any voting rights. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series D Convertible Preferred Stock, the Preferred D Shares bear no interest and shall rank senior to the Company’s other classes of capital stock. The Company accounted for the exchange as a redemption of the warrants and recorded the estimated fair value of Series D Convertible Preferred Stock issued, amounting to $1,969 with a charge to paid-in capital. As the value of the preferred shares issued was less than the value of the warrants redeemed, no excess value needed to be attributed and no portion of the redemption was deemed a dividend.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 April 2016 Registered Common Stock and Warrant Offering

On April 13, 2016, the Company entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale by the Company of 250,000 shares of the Company’s common stock, par value $0.001 per share at an offering price of $6.00 per share, for net proceeds of $1.4 million after deducting placement agent fees and expenses. In addition, the Company sold to purchasers of common stock in this offering, warrants to purchase 187,500 shares of its common stock. The common shares and the Warrant Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission on October 22, 2015 and declared effective on December 7, 2015. The closing of the offering occurred on April 19, 2016.

Each Warrant is immediately exercisable for two years, but not thereafter, at an exercise price of $6.90 per share. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.  The exercise price and number of warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction. The Warrants were classified as liabilities and measured at fair value, with changes in fair value recognized in the Condensed Consolidated Statements of Operations in other expenses (income). The initial recognition of the Warrants resulted in an allocation of the net proceeds from the offering to a warrant liability of approximately $318,000, with the remainder being attributable to the common stock sold in the offering.

Preferred Share Conversion Activity

During the nine months ended July 31, 2016, 1,638,810 shares of Convertible Preferred Stock Series A and 12,001 shares of Convertible Preferred Stock Series D were converted into 293,137 shares of common stock.

Common Stock

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

On January 6, 2016, certain investors exercised their options at $4.08 in exchange for the Company’s common stock for an aggregated amount of 31,656 shares.

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

In connection with the April 19, 2016 common stock offering, the Company issued warrants to purchase an aggregate of 187,500 shares of common stock.  These warrants are exercisable at $6.90 per share and expire on April 19, 2018. These warrants were analyzed and it was determined that they require liability treatment. In addition, Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities.  The Company classifies these derivative warrant liabilities on the condensed consolidated balance sheet as a current liability.

The fair value of these warrants at April 19, 2016,  and July 31, 2016 was determined to be approximately $318,000 and $185,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $4.74 and $4.26, respectively; (2) a risk free rate of 0.77% and 0.62%, respectively; and (3) an expected volatility of 86% and 74%, respectively.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At July 31, 2016, the warrant liability balance of approximately $185,000  was classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability (in thousands):

Warrant Liability
Fair value at the beginning of period	$-
Additions	318
Change in fair value	(133)
Fair value at end of period	$185

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense during the three months ended July 31, 2016 and 2015 amounted to approximately $1.6 million and $445,000 respectively. Stock-based compensation expense in the nine months ended July 31, 2016 and 2015 amounted to approximately $2.8 million and $833,000 respectively. Stock-based compensation expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the Company’s stock option activity in the nine months ended July 31, 2016 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding at beginning of period	96,581	$16.92
Granted	347,009	$4.84
Exercised	(31,656)	$4.08
Expired	(17,656)	$30.70
Outstanding at end of period	394,278	$6.70
Options exercisable at end of period	218,192	$8.21
Weighted-average fair value of options granted during the period		$1.79

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended July 31, 2016:

Risk free annual interest rate	1.03-1.73%
Expected volatility	77.49-79.38%
Expected life	2.75-5.00
Assumed dividends	None

The value of stock option grants is amortized over the vesting period of, generally, one to three years. As of July 31, 2016, there was approximately $22,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.6 year.  Additionally, approximately 165,000 options are subject to vesting upon the achievement of a performance condition.  The grant date fair value of these options is approximately $551,000.

A summary of the Company’s restricted stock activity in the nine months ended July 31, 2016 is presented below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of period	230,799	$7.47
Granted	356,666	$5.14
Vested	(283,988)	$5.98
Forfeited	-	$-
Unvested at end of period	303,477	$6.13

 The weighted-average fair value of restricted shares granted during the nine months ended July 31, 2016 was $5.14. The total fair value of restricted stock vested during the nine months ended July 31, 2016 was approximately $1.3 million.

The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period of, generally, six months to three years. As of July 31, 2016, there was approximately $285,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.4 years. Additionally, approximately 283,000 restricted shares are subject to vesting upon the achievement of a performance condition.  The grant date fair value of these restricted shares is approximately $1.6 million.

9. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the nine months ended July 31, 2016 and 2015 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance. Full conversion of the outstanding shares of Preferred Stock will likely result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. LOSS PER SHARE

Shares of common stock issuable under convertible preferred stock, warrants and options and shares subject to restricted stock grants were not included in the calculation of diluted earnings per common share for the three months and nine months ended July 31, 2016 and 2015, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, on July 31, 2016:

Shares issuable upon exercise of warrants	187,500
Shares issuable upon conversion of preferred stock	2,783,000
Shares issuable upon exercise of stock options	394,278
Non-vested shares under restricted stock grants	303,477

11. COMMITMENTS AND CONTINGENCIES

Contingencies

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, the Company and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third party indemnity rights from developers for costs incurred in the litigation. In August 2015, the defendants jointly moved to transfer the case to the Western District of Washington. On May 17, 2016, the Washington Court issued a scheduling order that provides that defendants leave to jointly file an early motion for summary judgement in June 2016.  On June 17, 2016, the defendants jointly filed a motion for summary judgment that stated that none of the defendants, including Majesco, infringed upon the asserted patent.  On July 9, 2016, Mr. Baker opposed the motion.  On July 15, 2016, the defendants jointly filed a reply.  The briefing on the motion is now closed.  The Court has not yet issued a decision or indicated if or when there will be oral argument on the motion.

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

Commitments

The Company incurs rent expense under a short-term operating lease for administrative offices, which expires in fiscal 2016. Total rent expense amounted to approximately $5,000 and $7,000 for the three months ended July 31, 2016 and 2015, respectively. Total rent expense amounted to approximately $15,000 and $92,000 for the nine months ended July 31, 2016 and 2015, respectively, including charges incurred upon vacating its previous administrative offices.

 The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

12. RELATED PARTIES

In January 2015, the Company entered into an agreement with Equity Stock Transfer for transfer agent services. A Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer. Fees under the agreement were approximately $2,000 and $8,000 in the nine months ended July 31, 2016 and 2015, respectively.

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

In addition, the Company entered into a conveyance agreement with Zift under which it assigned to Zift certain assets used in the retail business and Zift agreed to assume and indemnify the Company for liabilities and claims related to the retail business, including customer claims for price protection and promotional allowances. The assets transferred to Zift included cash in an amount of $800,000, of which $400,000 was transferred immediately and the remaining $400,000 is payable by the Company in twelve equal consecutive monthly installments of  approximately $33,000 commencing August 1, 2015, and certain accounts receivable and inventory with an aggregate carrying value of approximately $87,000.  As of July 31, 2016, the Company did not have a balance payable or receivable to or from Zift.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. SUBSEQUENT EVENTS

 Reverse stock-split. On July 27, 2016, Majesco Entertainment Company (the “Company”) filed a certificate of amendment (the “Amendment”) to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001 per share on a one (1) for six (6) basis, effective on July 29, 2016 (the “Reverse Stock Split”).

The Reverse Stock Split was effective with The NASDAQ Capital Market (“NASDAQ”) at the open of business on August 1, 2016. The par value and other terms of Company’s common stock were not affected by the Reverse Stock Split. The Company’s post-Reverse Stock Split common stock has a new CUSIP number, 560690 406. The Company’s transfer agent, Equity Stock Transfer LLC, is acting as exchange agent for the Reverse Stock Split.

As a result of the Reverse Stock Split, every six shares of the Company’s pre-Reverse Stock Split common stock will be combined and reclassified into one share of the Company’s common stock. No fractional shares of common stock will be issued as a result of the Reverse Stock Split. Stockholders who otherwise would be entitled to a fractional share shall receive a cash payment in an amount equal to the product obtained by multiplying (i) the closing sale price of our common stock on the business day immediately preceding the effective date of the Reverse Stock Split as reported on NASDAQ by (ii) the number of shares of our common stock held by the stockholder that would otherwise have been exchanged for the fractional share interest.

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

The Company had a period of 180 calendar days, or until August 30, 2016, to achieve compliance with the Rule. The Company  regained compliance with the Rule in August 2016 by effecting the Reverse Stock Split.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Cost of Sales.  Cost of sales includes amortization and impairment of capitalized software development costs and license fees.  Commencing upon the related product’s release, capitalized software development and intellectual property license costs are amortized to cost of sales.

Gross Profit.  Gross profit is the excess of net revenues over cost of sales, including amortization and impairment of software development and license fees. Development and license fees incurred to produce video games are generally incurred up front and amortized to cost of sales. The recovery of these costs and total gross profit is dependent upon achieving a certain sales volume, which varies by title.

Product Research and Development Expenses.  Ongoing research and development activities have been substantially reduced since fiscal 2014.

Selling and Marketing Expenses.  Since July 2015, these activities are now limited to online and in social media.

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

Seasonality and Variations in Interim Quarterly Results

Historically we sold products through two sales channels, retail and digital. We currently only sell digitally.  In the past, we would   experience generally higher sales in the first and fourth quarters of our fiscal year (ending January 31 and October 31, respectively) due to increased retail sales during the holiday season. Currently, we believe that we have little to no seasonality.

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

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue Recognition.  Our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

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

Results of Operations

Three months ended July 31, 2016 versus three months ended July 31, 2015

In July 2015, the Company transferred to Zift Interactive LLC (“Zift”), a newly-formed subsidiary, certain rights under certain of its publishing licenses related to developing, publishing and distributing video game products through retail distribution for a term of one year. The Company transferred Zift to its former chief executive officer, Jesse Sutton. In exchange, the Company received Mr. Sutton’s resignation from the position of chief executive officer of the Company, including waiver of any severance payments and the execution of a separation agreement, together with his agreement to serve as a consultant to the Company. In addition, Zift will pay the Company a specified percent of its net revenue from retail sales on a quarterly basis.  Approximately $75,000 was paid to Zift during the quarter ended July 31, 2016. The total amount paid relates to the monthly payments on its original $400,000 payable to Zift and other activity.

Net Revenues. Net revenues for the three months ended July 31, 2016 decreased 71% to approximately $315,000 from $1.1 million in the comparable quarter last year. The decrease was due to lower sales of Zumba titles.  Additionally, there were no retail sales in 2016 due to the transfer of the retail distribution channel to Zift in July 2015.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Gross Profit. Gross profit for the three months ended July 31, 2016 decreased 69% to approximately $223,000 compared to a gross profit of approximately $724,000 in the same period last year. The decrease in gross profit reflects lower Zumba and other sales as discussed above, as well as the Company’s withdrawal from the packaged software business. Gross profit as a percentage of net sales was 71% for the three months ended July 31, 2016, compared to 66% for the three months ended July 31, 2015.  The increase in gross profit percentage is due to the lower cost of sales associated with a digitally sold product.

Product Research and Development Expenses. Product research and development expenses for the three months ended July 31, 2016 decreased 86% to approximately $5,000 compared to $37,000 in the same period last year.  The decrease reflecting the general reduction in this activity.

Selling and Marketing Expenses. Total selling and marketing expenses for the three months ended July 31, 2016 decreased 86% to approximately $20,000 compared to approximately $142,000 for the three months ended July 31, 2015. The decrease is primarily due to lower personnel costs and other marketing and distribution activities related to our games generally.

General and Administrative Expenses. For the three month period ended July 31, 2016, general and administrative expenses increased 148% to approximately $2.8 million compared to $1.1 million for the three months ended July 31, 2015.  The increase  is mostly due to increased stock based compensation which was approximately $1.8 million for the three months ended July 31, 2016 and approximately $445,000 for the three months ended July 31, 2015.  Stock based compensation increased, because during the 2016 quarter, a total of 345,833 restricted shares and 340,660 stock options were granted, of which 177,084 restricted stock shares were granted with immediate vesting.

Operating loss. Operating loss for the three months ended July 31, 2016 increased 231% to approximately $2.4 million, compared to an operating loss of approximately $734,000 in the comparable period in 2015, primarily reflecting lower revenues and gross profit and the increase in stock based compensation.

Extinguishment of liabilities. During the three months ended July 31, 2015, we recognized a gain on extinguishment of liabilities of approximately $415,000. We determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

Change in fair value of warrant liability. In our April 19, 2016, equity offering, we issued warrants. We accounted for the warrants as derivative liabilities and measure their fair value on a quarterly basis and recognize on a current basis any gains or losses. In the three months ended July 31, 2016, we recognized a gain of approximately $159,000 reflecting an increase in our stock price from the previous measurement date.

Income Taxes. In the three months ended July 31, 2016 and 2015, our income tax expense was not significant, representing primarily minimum state income taxes.

Nine months ended July 31, 2016 versus nine months ended July 31, 2015

Net Revenues. Net revenues for the nine months ended July 31, 2016 decreased 79% to approximately $1.3 million from $6.3 million in the comparable nine months last year. The decrease was due to lower sales of Zumba titles.  Additionally, there were no retail sales in 2016 due to the transfer of the retail distribution channel to Zift in July 2015.

Gross Profit. Gross profit for the nine months ended July 31, 2016 decreased 64% to approximately $1.0 million compared to a gross profit of approximately $2.9 million in the same period last year. The decrease in gross profit reflects lower Zumba and other sales as discussed above, as well as the Company’s withdrawal from the packaged software business. Gross profit as a percentage of net sales was 79% for the nine months ended July 31, 2016, compared to 46% for the nine months ended July 31, 2015.  The increase in gross profit percentage is due to the lower cost of sales associated with a digitally sold product.

Product Research and Development Expenses. Product research and development expenses for the nine months ended July 31, 2016 decreased 35% to approximately $60,000 compared to $92,000 for  nine months ended July 31, 2015.  The decrease reflecting the general reduction in this activity.

Selling and Marketing Expenses. Total selling and marketing expenses for the nine months ended July 31, 2016 decreased 92% to approximately $62,000 compared to approximately $752,000 for the nine months ended July 31, 2015. The decrease is primarily due to lower personnel costs and other marketing and distribution activities related to our games generally.

General and Administrative Expenses. For the nine month period ended July 31, 2016, general and administrative expenses increased 26% to approximately $5.3 million compared to $4.2 million for the nine months ended July 31, 2015. The increase reflects a $2.0 million increase in stock based compensation partially offset by lower non-stock based compensation costs, consulting and professional fees and related support expenses.  Stock based compensation increased, because during the third 2016 quarter, a total of 345,833 restricted shares and 340,660 stock options were granted, of which 177,084 restricted stock shares were granted with immediate vesting.

Operating loss. Operating loss for the nine months ended July 31, 2016 increased 36% to approximately $4.2 million, compared to an operating loss of approximately $3.1 million in the comparable period in 2015, primarily reflecting lower revenues and gross profit and the increase in stock based compensation.

Extinguishment of liabilities. During the nine months ended July 31, 2015, we recognized a gain on extinguishment of liabilities of approximately $1.5 million. We determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net gains on asset sales. During the nine months ended July 31, 2015, we recognized approximately $178,000 in net gain from the sale of certain game rights and from the sale of office furniture and equipment upon the move to a smaller office.

Change in fair value of warrant liability. In our December 2014 private placement of units consisting of preferred stock and warrants, we issued warrants containing certain contingent settlement terms not indexed to our own stock. We accounted for the warrants as derivative liabilities and measured their fair value on a quarterly basis and recognized on a current basis any gains or losses. In the nine months ended July 31, 2015, we recognized a loss of approximately $1.5 million reflecting an increase in our stock price from the previous measurement date.  In our April 19, 2016, equity offering, we issued warrants. We accounted for the warrants as derivative liabilities and measure their fair value on a quarterly basis and recognize on a current basis any gains or losses. In the nine months ended July 31, 2016, we recognized a gain of approximately $133,000 reflecting an increase in our stock price from the previous measurement date.

Income Taxes. In the nine months ended July 31, 2016 and 2015, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of July 31, 2016, our cash and cash equivalents balance was $6.7 million and our working capital was approximately $5.5 million, compared to cash and equivalents of $17.1 million and working capital of $15.6 million at October 31, 2015.

From fiscal 2013 through the present, we have experienced net cash outflows from operations, generally to fund operating losses due to declining revenues which we attribute to three factors: 1) the introduction of competing “freemium” games on competing handheld devices such as the Apple iPhone or iTouch, and Android powered devices; 2) a shift in game distribution from retail to digital downloads; and 3) a decline in the popularity of motion based fitness games including games we publish under the Zumba fitness brand. As a result of these factors we have reduced our operating expenses, including the reduction of game production and marketing personnel, and have eliminated substantially all of our new game development activities. We are evaluating various strategic alternatives to maximize company value including the acquisition of businesses that are not related to our existing video game operations. Additionally, the terms of the private placements restrict us from seeking funding from other sources as long as the preferred shares are outstanding, without the required consent of the holders of such shares.

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

Private Placements

The private placements described below were completed in December 2014 and May 2015. A substantial portion of the proceeds of these offerings remained subject to escrow agreements until September 2015, when the release conditions were satisfied.

December 2014

On December 17, 2014, pursuant to subscription agreements (the “December Subscription Agreements”) entered into with certain accredited investors, we completed a private placement of $6.0 million of units (the “December Units”) at a purchase price of $0.68 per December Unit, with each December Unit consisting of one share of our 0% Series A Convertible Preferred Stock (the “Series A Preferred Shares”) and a five year warrant (the “December Warrants”) to purchase one sixth of a share of our common stock at an initial exercise price of $4.08 per share (such issuance and sale the “December Private Placement”). The December Warrants were subsequently exchanged for shares of our 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”) and shares of our common stock.

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of the of such Series A Preferred Shares ($0.68 per share), plus all accrued and unpaid dividends, if any, divided by the conversion price (initially $4.08 per share, subject to adjustment). In the event we issue or sell, or are deemed to issue or sell, shares of our common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Additionally, we are prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the December Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no dividends.

The holders of Series A Preferred Shares shall vote together with the holders of common stock on all matters on an “as converted” basis, subject to beneficial ownership limitations, and shall not vote as a separate class. Notwithstanding the foregoing, the conversion price for purposes of calculating voting power shall in no event be lower than $3.54 per share. At no time may all or a portion of the Series A Preferred Shares be converted if the number of shares of common stock to be issued to such holders pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, 4.99% of our outstanding common stock, subject to increase to 9.99%.

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

On April 30, 2015, pursuant to warrant exchange agreements, the holders exchanged for cancellation 1,470,590 December Warrants, including those then held in escrow, for shares of common stock or Series B Preferred Shares. An aggregate of 1,050,421 shares of common stock, which amount includes the shares of common stock issuable upon conversion of the Series B Preferred Shares, were issued or issuable in connection with the exchange agreements.

The Series B Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value ($140.00 per share) of the Series B Preferred Shares, plus all accrued and unpaid dividends, if any, divided by the conversion price (initially $8.40 per share, subject to adjustment). We are prohibited from effecting a conversion of the Series B Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding, subject to increase, up to 9.99%.  Each holder is entitled to vote on all matters submitted to our  stockholders on an “as converted basis”, subject to beneficial ownership limitations, based on a conversion price of $8.40 per share.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

May 2015

On May 15, 2015 (the “May Closing Date”), we closed the sale of $5.05 million of units (the “May Units”), pursuant to separate subscription agreements (the “May Subscription Agreements”) with accredited investors entered into on April 29, 2015, at a purchase price of $7.20 per May Unit.  Each May Unit consists of one share of the our common stock, provided that, if the issuance of any such shares would have resulted in the investor owning in excess of 4.99% of our issued and outstanding common stock, then such investor could elect to receive shares of our 0% Series C Convertible Preferred Stock (the “Series C Preferred Shares”), and a three-year warrant (the “May Warrants”) to purchase one share of the our common stock at an exercise price of $8.40 per share (such sale and issuance, the “May Private Placement”).

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Shares ($120.00 per share), plus all accrued and unpaid dividends, if any, divided by the conversion price ($7.20 per share, subject to adjustment).   In addition, in the event the we issue or sell, or are deemed to issue or sell, shares of our common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Notwithstanding the foregoing, until such time as we obtain the required shareholder approval pursuant to the rules of The NASDAQ Stock Market, LLC, the conversion price of the Series C Preferred Shares shall not be adjusted to a per share price below $5.16.  We are prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock subject to increase, up to 9.99%.  Each holder is entitled to vote on all matters submitted to our  stockholders on an “as converted basis”, subject to the beneficial ownership limitation, based on a conversion price of $7.80 per share. The Series C Preferred Shares bear no interest and shall rank junior to our Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

The May Warrants are exercisable, immediately, at a price of $8.40 per share, subject to adjustment, and expire three years from the date of issuance. The holders may, subject to certain limitations, exercise the May Warrants on a cashless basis. We are prohibited from effecting an exercise of any May Warrant to the extent that, as a result of any such exercise, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding.

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

September 2015

On September 25, 2015, we entered into amendment agreements to amend the terms of our subscription agreements for the private offerings closed December 17, 2014 and May 15, 2015 to provide for the consent of the lead investor in such offerings to release of all remaining escrowed funds to us ($5.0 million under the December Private Placement and $4.0 million under the May Private Placement) upon the satisfaction of certain obligations, which we satisfied. Pursuant to the amendment agreements, we were, among other things, required to increase the size of its Board of Directors and appoint thereto, individuals deemed acceptable to the lead investor and approved by The NASDAQ Stock Market, LLC; appoint a new Chief Executive Officer and a new Chief Financial Officer and exchange the Series C Warrants, as described further below.  On September 30, 2015 we received $9.0 million in proceeds from the foregoing release of escrowed funds and the corresponding securities were released to the investors.

In accordance with the aforementioned escrow release conditions, we entered into exchange agreements with holders of our outstanding Series C Warrants pursuant to which each holder received .4 shares of our common stock for each 1 warrant share exchanged for cancellation.  At the election of any holder who would, as a result of receipt of the common stock hold in excess of certain beneficial ownership thresholds of our issued and outstanding common stock, such holder could receive shares of our newly designated 0% Series D Convertible Preferred Stock (the “Series D Preferred Shares”).  Pursuant to the foregoing exchanges, on September 25, 2015, we issued 0 shares of common stock and 168,333 Series D Preferred Shares convertible into 280,555 shares of common stock in exchange for the cancellation of Series C Warrants to purchase 701,390 shares of common stock. Certain of our officers and directors who held Series C Warrants participated in the exchange.

The Series D Preferred Shares are convertible into shares of common stock based on a conversion ratio equal to the stated value ($1,000.00 per share) of such Series D Preferred Shares to be converted, plus all accrued and unpaid dividends, if any, divided by the conversion price ($600.00 per share, subject to adjustment). We are prohibited from effecting a conversion of the Series D Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of Common Stock outstanding ,subject to increase, up to, 9.99%. The Series D Preferred Shares bear no interest and rank senior to the our common stock but junior to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares.

On October 15, 2015, our Board of Directors approved a revised version of the Certificate of Designations, Preferences and Rights of our 0% Series D Convertible Preferred Stock in order to remove any voting rights of the Series D Preferred Shares, except as otherwise required by law.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

April 2016 Registered Common Stock and Warrant Offering

On April 13, 2016, the Company, entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale by the Company of 250,000 shares of the Company’s common stock, par value $0.001 per share at an offering price of $6.00 per share, for net proceeds of $1.4 million after deducting placement agent fees and expenses. In addition, the Company sold to purchasers of common stock in this offering, warrants to purchase 187,500 shares of its common stock. The common shares and the Warrant Shares are being offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission on October 22, 2015 and declared effective on December 7, 2015.

Each Warrant is immediately exercisable for two years, but not thereafter, at an exercise price of $6.90 per share. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.  The exercise price and number of warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.

The closing of the Offering occurred on April 19, 2016.

Off-Balance Sheet Arrangements

As of July 31, 2016, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents and working capital were approximately $6.7 million and $5.5 million, respectively, as of July 31, 2016 compared to approximately $17.1 million and $15.6 million at October 31, 2015, respectively.

Operating Cash Flows. Cash used in operating activities in the nine months ended July 31, 2016 amounted to approximately $1.6 million, mainly related to the approximately $4.2 million loss, partially offset by non-cash share based compensation of approximately $2.8 million.

Investing Cash Flows. There are no investing activities for the nine months ended July 31, 2016.

Financing Cash Flows. Net cash used in financing activities for the nine months ended July 31, 2016 amounted to approximately $8.8 million, mainly related to a payment of a $10.0 million special cash dividend, partially offset by an equity capital raise of approximately $1.4 million.

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

Changes in Internal Control Over Financial Reporting

During the three months ended July 31, 2016, there were no changes our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, the Company and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third party indemnity rights from developers for costs incurred in the litigation. In August 2015, the defendants jointly moved to transfer the case to the Western District of Washington. On February 18, 2016, the Texas court granted the defendant's motion and ordered the case to be transferred to the Western District of Washington. On May 17, 2016, the Washington Court issued a scheduling order that provides that defendants leave to jointly file an early motion for summary judgement in June 2016.  On June 17, 2016, the defendants jointly filed a motion for summary judgment that stated that none of the defendants, including Majesco, infringed upon the asserted patent.  On July 9, 2016, Mr. Baker opposed the motion.  On July 15, 2016, the defendants jointly filed a reply.  The briefing on the motion is now closed.  The Court has not yet issued a decision or indicated if or when there will be oral argument on the motion.

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

* Filed herewith.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY

s/ Barry Honig
Barry Honig
Chief Executive Officer (Principal Executive Officer)
Date: September 1, 2016

/s/ John Stetson
John Stetson
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: September 1, 2016