Form 10-K
period 2016-10-31
MAJESCO ENTERTAINMENT CO
filed 2016-12-30
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Kd

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended October 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates as of April 30, 2016 was $9.4  million.

The outstanding number of shares of common stock as of December 19, 2016 was 3,208,284.

The Registrant’s proxy or information statement is incorporated by reference into Part III of this Annual Report on Form 10-K.

-i-

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

On July 31, 2015, we transferred to Zift Interactive LLC (“Zift”), a newly-formed subsidiary, certain rights under certain of our publishing licenses related to developing, publishing, and distributing video game products through retail distribution for a term of one year. We then transferred Zift to our former chief executive officer, Jesse Sutton.

Our titles are targeted at various demographics at a range of various price points. Due to the larger budget requirements for developing and marketing premium console titles, we have focused on publishing lower-cost games targeting casual-game consumers and independent game developer fans. In some instances, our titles are based on licenses of well-known properties and, in other cases, original properties. We enter into agreements with content providers and video game development studios for the creation of video games sold domestically and internationally.

On December 1, 2016, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with Majesco Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company, PolarityTE, Inc., a Nevada corporation (“Polarity”) and Dr. Denver Lough, the owner of 100% of the issued and outstanding shares of capital stock of Polarity (the “Seller”). The closing is subject to various closing conditions.

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

Reverse stock-split

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

The Reverse Stock Split was effective with The NASDAQ Capital Market (“NASDAQ”) at the open of business on August 1, 2016. The par value and other terms of the Company’s common stock were not affected by the Reverse Stock Split. The Company’s post-Reverse Stock Split common stock has a new CUSIP number, 560690 406. The Company’s transfer agent, Equity Stock Transfer LLC, acted as exchange agent for the Reverse Stock Split.

As a result of the Reverse Stock Split, every six shares of the Company’s pre-Reverse Stock Split common stock will be combined and reclassified into one share of the Company’s common stock. No fractional shares of common stock were issued as a result of the Reverse Stock Split.

All common share and per share amounts have been restated to show the effect of the Reverse Stock Split.

Industry Overview

The video game software market is comprised of two primary sectors: (i) dedicated console software for systems such as the Xbox, PlayStation, Wii, and handheld gaming systems, such as the Nintendo DS and Nintendo 3DS. The majority of software for these platforms has historically been purchased in packaged form through retail outlets. However, in recent years an increasing amount of software has been made available digitally through online networks such as Microsoft’s Xbox Live Arcade (“XBLA”), and Sony’s PlayStation Network (“PSN”); and (ii) software for multipurpose devices such as personal computers (“PCs”) and mobile devices such as smartphones and tablets.

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

Retail distribution.

Prior to July 2015, we derived the majority of revenues from the sale of games for dedicated game consoles through retail distribution. Specifically, we have generated a substantial amount of our revenues in this channel from two “hit” franchises, Cooking Mama and Zumba Fitness. These titles are late in their life cycle, and as a result, generated significantly reduced sales than early in their life cycle. We have also released a number of other titles, primarily for the casual game consumer on the Nintendo DS, Nintendo WII and Microsoft 360 Kinect. Retail distribution no longer constitutes any focus of our business.

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

Customers

Customers of our packaged software have historically been national and regional retailers, specialty retailers and video game rental outlets. Sony, Microsoft and Valve accounted for 47%, 37%, and 13%, respectively, of sales for the fiscal year ended October 31, 2016. For the fiscal year ended 2015, our top three accounts were Microsoft (digital), GameStop and Alliance Distributors, which accounted for approximately 13%, 10% and 10% of our revenue, respectively. In fiscal 2015, we transferred our distribution activities related to packaged software and reduced our headcount and working capital requirements dramatically in order to focus on the download business, where games are downloaded from servers maintained by game companies, such as Valve, Microsoft, Sony and Nintendo.  Accordingly, currently our customers are substantially users of games on those platforms. We continue to explore new distribution channels for our games.

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

Employees

We had four full-time employees as of October 31, 2016.

Available Information

We file annual, quarterly, and current reports, as well as proxy statements and other information with the Securities and Exchange Commission, available to the public free of charge over the Internet at our website at http://www.majescoent.com In addition, may materials we file with the SEC are available on the SEC’s website as www.SEC.GOV free of charge.

Item 1A.  Risk Factors.

Our business and operations are subject to a number of risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that could harm our business, financial condition or results of operations. If any of the following risks actually occur, our ebusiness, financial condition or results of operations could suffer.

Certain Risk Factors Relating to Polarity

 Rapid technological change could cause Polarity’s platform, PolarityTE, to become obsolete.

The technologies underlying Polarity’s platform, PolarityTE, are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. Polarity can give no assurance that others will not develop processes with significant advantages over the processes that Polarity offers or is seeking to develop. Any such occurrence could have a material and adverse effect on Polarity’s business, results of operations and financial condition.

Polarity’s revenues will depend upon adequate reimbursement from public and private insurers and health systems.

Polarity’s success will depend on the extent to which reimbursement for the costs of its treatments will be available from third party payers, such as public and private insurers and health systems.  Government and other third party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of new treatments. Therefore, significant uncertainty usually exists as to the reimbursement status of new healthcare treatments. If Polarity is not successful in obtaining adequate reimbursement for its treatment from these third party payers, the market's acceptance of Polarity’s treatment could be adversely affected.  Inadequate reimbursement levels also likely would create downward price pressure on Polarity’s treatment.  Even if Polarity does succeed in obtaining widespread reimbursement for its treatment, future changes in reimbursement policies could have a negative impact on Polarity’s business, financial condition and results of operations.

To be commercially successful, Polarity must convince physicians that its treatments are safe and effective alternatives to existing treatments and that Polarity’s treatments should be used.

Polarity believes physicians will only adopt its treatment if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of Polarity’s treatment is a favorable alternative to conventional methods, including skin grating.  Physicians may be slow to change their medical treatment practices for the following reasons, among others:

●   Lack of evidence supporting additional patient benefits and Polarity’s treatments over conventional methods;
●   Perceived liability risks generally associated with the use of new procedures; and
●   Limited availability of reimbursement from third party payers.

In addition, Polarity believes that recommendations for and support of its treatments by influential physicians are essential for market acceptance and adoption.  If Polarity does not receive this support or is unable to demonstrate favorable long-term clinical data, physicians and hospitals may not use Polarity’s treatment, which would significantly reduce Polarity’s ability to achieve revenue and would prevent Polarity from sustaining profitability.

Polarity’s ability to protect its intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which could have a material and adverse effect on Polarity.

Polarity’s success depends significantly on its ability to protect its proprietary rights to the technologies used in it treatment and PolarityTE platform.  Polarity relies on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect its proprietary technology.  These legal means afford only limited protection and may not adequately protect Polarity’s rights or permit Polarity to gain or keep any competitive advantage.  In addition, Polarity’s pending patent applications include claims to material aspects of Polarity’s procedures that are not currently protected by issued patents.  The patent application process can be time consuming and expensive.  Polarity cannot ensure that any of its pending patent applications will result in issued patents.  Competitors may be able to design around Polarity’s patents or develop procedures that provide outcomes that are comparable or even superior to Polarity’s. Furthermore, the laws of foreign countries may not protect Polarity’s intellectual property rights to the same extent as do the laws of the United States.

The failure to obtain and maintain patents and/or protect Polarity’s intellectual property rights could have a material and adverse effect on Polarity’s business, results of operations, and financial condition.  Whether a patent is valid is a complex matter of science and law, and therefore Polarity cannot be certain that, if challenged, its patents would be upheld.  If one or more of those patents are invalidated, that could reduce or eliminate any competitive advantage Polarity might otherwise have had.

In the event a competitor infringes upon Polarity’s pending patent or other intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce or defend Polarity’s intellectual property rights could be expensive and time consuming and could divert Polarity’s management's attention. Further, bringing litigation to enforce Polarity’s patents subjects Polarity to the potential for counterclaims. In the event that one or more of our patents are challenged, a court or the United States Patent and Trademark Office (“USPTO”) may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm Polarity’s competitive position. If the USPTO ultimately cancels or narrows the claim in any of Polarity’s patents through these proceedings, it could prevent or hinder Polarity from being able to enforce them against competitors. Such adverse decisions could negatively impact Polarity’s future, expected revenue.

Polarity may become subject to claims of infringement of the intellectual property rights of others, which could prohibit Polarity from developing its treatment, require Polarity to obtain licenses from third parties or to develop non-infringing alternatives, and subject Polarity to substantial monetary damages.

Third parties could assert that Polarity’s procedures infringe their patents or other intellectual property rights.  Whether a product infringes a patent or other intellectual property involves complex legal and factual issues, the determination of which is often uncertain.  Therefore, Polarity cannot be certain that it has not infringed the intellectual property rights of others.  Because patent applications may take years to issue, there also may be applications now pending of which Polarity is unaware that may later result in issued patents that Polarity’s procedure or processes infringe.  There also may be existing patents or pending patent applications of which Polarity is unaware that its procedures or processes may inadvertently infringe.

Any infringement claim could cause Polarity to incur significant costs, place significant strain on Polarity’s financial resources, divert management's attention from Polarity’s business and harm Polarity’s reputation.  If the relevant patents in such claim were upheld as valid and enforceable and Polarity was found to infringe, Polarity could be prohibited from utilizing any procedure that is found to infringe unless Polarity obtains licenses to use the technology covered by the patent or other intellectual property or is able to design around the patent or other intellectual property.  Polarity may be unable to obtain such a license on terms acceptable to it, if at all, and Polarity may not be able to redesign it’s processes to avoid infringement.  A court could also order Polarity to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm Polarity’s reputation, business, financial condition and operating results.

Polarity’s business is subject to continuing regulatory compliance by the U.S. Food and Drug Administration (the “FDA”) and other authorities, which is costly and Polarity’s failure to comply could result in negative effects on its business.

The FDA has specific regulations governing tissue-based products, or HCT/Ps. The FDA has broad post-market and regulatory and enforcement powers.  The FDA's regulation of HCT/Ps includes requirements for registration and listing of products, donor screening and testing, processing and distribution (“Current Good Tissue Practices”), labeling, record keeping and adverse-reaction reporting, and inspection and enforcement.

Even if pre-market clearance or approval is obtained, the approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, may require warnings to accompany the product or impose additional restrictions on the sale and/or use of the product.  In addition, regulatory approval is subject to continuing compliance with regulatory standards, including the FDA's quality system regulations.

If Polarity fails to comply with the FDA regulations regarding its tissue regeneration processes, the FDA could take enforcement action, including, without limitation, any of the following sanctions:

● Untitled letters, warning letters, fines, injunctions, and civil penalties;
● Operating restrictions, partial suspension or total shutdown of procedure;
● Refusing requests for clearance or approval of new procedures;
● Withdrawing or suspending current applications for approval or approvals already granted; and
● Criminal prosecution.

It is likely that the FDA's regulation of HCT/Ps will continue to evolve in the future.  Complying with any such new regulatory requirements may entail significant time delays and expense, which could have a material adverse effect on Polarity’s business.

Polarity faces significant uncertainty in the industry due to government healthcare reform.

There have been and continue to be proposals by the Federal Government, State Governments, regulators and third party payers to control healthcare costs, and generally, to reform the healthcare system in the United States.  There are many programs and requirements for which the details have not yet been fully established or the consequences are not fully understood.  These proposals may affect aspects of Polarity’s business.  Polarity also cannot predict what further reform proposals, if any, will be adopted, when they will be adopted, or what impact they may have on Polarity.

 Oversight in the industry might affect the manner in which Polarity may compete in the marketplace.

There are laws and regulations that govern the means by which companies in the healthcare industry may market their treatments to healthcare professionals and may compete by discounting the prices of their treatments, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. In addition, federal and state laws are also sometimes open to interpretation, and from time to time Polarity may find itself at a competitive disadvantage if Polarity’s interpretation differs from that of our competitors.

Polarity may have significant liability exposure and its insurance may not cover all potential claims.

Polarity is exposed to liability and other claims in the event that its treatment is alleged to have caused harm. Polarity may not be able to obtain insurance for the potential liability on acceptable terms with adequate coverage or at reasonable costs. Any potential product liability claims could exceed the amount of Polarity’s insurance coverage or may be excluded from coverage under the terms of the policy. Polarity’s insurance may not be renewed at a cost and level of coverage comparable to that then in effect.

If the NASDAQ Stock Market determines that the Merger with Polarity and the issuance of the Merger Consideration results in a change of control of the Company, the Company may be required to submit a new application under NASDAQ’s original listing standards and if such application is not approved, the Company’s common stock may be delisted from The NASDAQ Capital Market.

In connection with the Merger, the Company will issue 7,050 shares of Series E Preferred Stock, which are convertible into an aggregate of 7,050,000 shares of the Company’s common stock.   NASDAQ Rule 5110(a) provides that a Company must apply for initial listing in connection with a transaction whereby a company combines with a non-NASDAQ entity, resulting in a change of control of such company and potentially allowing the non-NASDAQ entity to effectively obtain NASDAQ listing.  In determining whether a change of control has occurred, NASDAQ considers all relevant factors including, changes in management, board of directors, voting power, ownership and financial structure of the Company.  If The NASDAQ Stock Market determines that a change of control does in fact result from the consummation of the Merger and the issuance of the Merger Consideration and an original listing application has not been approved prior to the consummation of Merger, the Company will be in violation of NASDAQ Rule 5110(a) and the Company’s common stock could be delisted from The NASDAQ Capital Market.

Certain Other Risk Factors

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

We incurred net losses of $4.6 million in fiscal 2016 and $3.8 million in fiscal 2015. We may not be able to generate revenues sufficient to offset our costs and may sustain net losses in future periods. Any such losses may have an adverse effect on our future operating prospects, liquidity and stock price.

We have experienced volatility in the price of our stock and are subject to volatility in the future.

The price of our common stock has experienced significant volatility. The high and low bid quotations for our common stock, as reported by the NASDAQ Capital Market, ranged between a high of $14.22 and a low of $3.03 during the past 24 months. The historic market price of our common stock may be higher or lower than the price paid for our shares and may not be indicative of future market prices, depending on many factors, some of which are beyond our control. In addition, as we have significantly reduced our video game operations, and are seeking strategic alternatives, we cannot predict the performance of our stock. The price of our stock may change dramatically in response to our success or failure to consummate a strategic transaction.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease office space at 4041 T Hadley Road, South Plainfield, New Jersey at a cost of approximately $1,613 per month under a lease agreement that expires in March 2017.

Item 3.  Legal Proceedings.

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, the Company and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third party indemnity rights from developers for costs incurred in the litigation. In August 2015, the defendants jointly moved to transfer the case to the Western District of Washington. On May 17, 2016, the Washington Court issued a scheduling order that provides that defendants leave to jointly file an early motion for summary judgement in June 2016.  On June 17, 2016, the defendants jointly filed a motion for summary judgment that stated that none of the defendants, including the Company, infringed upon the asserted patent.  On July 9, 2016, Mr. Baker opposed the motion. On July 15, 2016, the defendants jointly filed a reply.  The briefing on the motion is now closed.  The Court has not yet issued a decision or indicated if or when there will be oral argument on the motion.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “COOL.” The market for our common stock has often been sporadic, volatile and limited.

The following table shows the high and low quotations for our common stock as reported by Nasdaq from November 1, 2014 through October 31, 2016. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low

Fiscal Year 2015
First Quarter	$9.54	$3.30
Second Quarter	$14.22	$5.64
Third Quarter	$10.38	$6.54
Fourth Quarter	$11.52	$6.48

Fiscal Year 2016
First Quarter	$13.68	$3.66
Second Quarter	$5.94	$4.20
Third Quarter	$6.30	$3.66
Fourth Quarter	$4.50	$3.03

Holders of Common Stock.  On December 19, 2016, we had 100 registered holders of record of our common stock. On December 19, 2016, the closing sales price of our common stock as reported on Nasdaq was $3.24 per share.

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

Securities authorized for issuance under equity compensation plans.  The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, which we intend to file within 120 days after our October 31, 2016 fiscal year end.

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

On December 1, 2016, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with Majesco Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company, PolarityTE, Inc., a Nevada corporation (“Polarity”) and Dr. Denver Lough, the owner of 100% of the issued and outstanding shares of capital stock of Polarity (the “Seller”). The closing is subject to various closing conditions.

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

Results of Operations

Year ended October 31, 2016 versus the year ended October 31, 2015

Net Revenues. Net revenues for the year ended October 31, 2016 decreased 77% to approximately $1.5 million from $6.7 million for the year ended October 31, 2015. The decrease was due to lower sales of Zumba titles. Additionally, there were no retail sales due to the transfer of the retail distribution channel to Zift in July 2015.

Gross Profit. Gross profit for the year ended October 30, 2016 decreased 62% to approximately $1.3 million compared to a gross profit of approximately $3.3 million for the year ended October 31, 2015. The decrease in gross profit reflects lower Zumba and other sales as discussed above, as well as the Company’s withdrawal from the packaged software business. Gross profit as a percentage of net revenues was 81% for the year ended October 31, 2016, compared to 49% for the year ended October 31, 2015. The increase in gross profit is due to the dramatically lower cost of sales associated with a digitally sold product.

Product Research and Development Expenses. Product research and development expenses for the year ended October 31, 2016 was approximately $90,000 compared to $174,000 for the year ended October 31, 2015. The decrease reflects the general reduction in this activity.

Selling and Marketing Expenses. Total selling and marketing expenses for the year ended October 31, 2016 decreased 98% to approximately $14,000 compared to approximately $771,000 for the year ended October 31, 2015. The decrease is primarily due to lower personnel costs and other marketing and distribution activities related to our switch to digital.

General and Administrative Expenses. For the year ended October 31, 2016, general and administrative expenses increased 13% to approximately $6.0 million compared to $5.4 million for the year ended October 31, 2015. The increase reflects a $1.7 million increase in stock based compensation partially offset by lower non-stock based compensation costs, consulting and professional fees and related support expenses. Stock based compensation increased, because during the third quarter of fiscal 2016, a total of 356,666 restricted shares and 347,010 stock options were granted, of which 177,084 restricted stock shares were granted with immediate vesting.

 Workforce Reduction. For the year ended October 31, 2015, we incurred workforce reduction costs of $0.8 million pertaining to severance costs, including primarily severance costs for finance and legal executives and other personnel.

Operating loss. Operating loss for the year ended October 31, 2016 increased 26% to approximately $4.9 million, compared to an operating loss of approximately $3.9 million for the year ended October 31, 2015, primarily reflecting a greater decrease in net revenues and gross profit than the expense reductions in development and marketing activities plus an increase in stock based compensation.

Extinguishment of liabilities. During the year ended October 31, 2015, we recognized a gain on extinguishment of liabilities of approximately $1.5 million. We determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

Net gains on asset sales and other nonoperating gains. During the year ended October 31, 2015, we recognized approximately $198,000 in net gain from the sale of certain game rights and from the sale of office furniture and equipment upon the move to a smaller office. Additionally, we recognized $50,000 from the transfer of retail distribution activities to Zift, a company owned by our former chief executive officer.

Change in fair value of warrant liability. In our December 2014 private placement of units consisting of preferred stock and warrants, we issued warrants containing certain contingent settlement terms not indexed to our own stock. We accounted for the warrants as derivative liabilities and measured their fair value on a quarterly basis and recognized on a current basis any gains or losses. In the year ended October 31, 2015, we recognized a loss of approximately $1.5 million reflecting an increase in our stock price from the previous measurement date. In our April 19, 2016, equity offering, we issued warrants. We accounted for the warrants as derivative liabilities and measure their fair value on a quarterly basis and recognize on a current basis any gains or losses. In the year ended October 31, 2016, we recognized a gain of approximately $248,000 reflecting a decrease in our stock price from the previous measurement date.

Income Taxes. In the year ended October 31, 2016, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of October 31, 2016, our cash and cash equivalents balance was $6.5 million and our working capital was approximately $5.4 million, compared to cash and equivalents of $17.1 million and working capital of $15.6 million at October 31, 2015.

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

On December 1, 2016, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with Majesco Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company, PolarityTE, Inc., a Nevada corporation (“Polarity”) and Dr. Denver Lough, the owner of 100% of the issued and outstanding shares of capital stock of Polarity (the “Seller”). The closing is subject to various closing conditions. We believe we have sufficient cash on hand to fund operations though the next year.

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

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Shares ($120.00 per share), plus all accrued and unpaid dividends, if any, divided by the conversion price ($7.20 per share, subject to adjustment).   In addition, in the event the we issue or sell, or are deemed to issue or sell, shares of our common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Notwithstanding the foregoing, until such time as we obtain the required shareholder approval pursuant to the rules of The NASDAQ Stock Market, LLC, the conversion price of the Series C Preferred Shares shall not be adjusted to a per share price below $5.16.  We are prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock subject to increase, up to 9.99%.  Each holder is entitled to vote on all matters submitted to our stockholders on an “as converted basis”, subject to the beneficial ownership limitation, based on a conversion price of $7.20 per share. The Series C Preferred Shares bear no interest and shall rank junior to our Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

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

The Series D Preferred Shares are convertible into shares of common stock based on a conversion ratio equal to the stated value ($1,000.00 per share) of such Series D Preferred Shares to be converted, plus all accrued and unpaid dividends, if any, divided by the conversion price ($600.00 per share, subject to adjustment). We are prohibited from effecting a conversion of the Series D Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of Common Stock outstanding, subject to increase, up to, 9.99%. The Series D Preferred Shares bear no interest and rank senior to our common stock but junior to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares.

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

Off-Balance Sheet Arrangements

As of October 31, 2016, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents were $6.5 million as of October 31, 2016 compared to $17.1 million at October 31, 2015 and working capital as of October 31, 2016 was $5.4 million compared to $15.6 million at October 31, 2015.

Operating Cash Flows. Our principal operating source of cash is revenue from distribution of our interactive entertainment products, net of royalty and revenue-share payments to licensors, developers and publishers. During fiscal 2015, we reduced our development and marketing activities and distributed a greater number of games published by others, compared to prior years. Accordingly, the portion of operating cash flows used for associated working capital requirements, including pre-release development and costs incurred to manufacture, sell and market our games has generally been reduced. We incurred $1.6 million of cash outflows from operations during the year ended October 31, 2015, primarily reflecting operating losses and the settlement in cash of certain outstanding royalty and customer-credit liabilities, partially offset by the liquidation of prior inventory balances and collection of accounts receivable. We incurred $1.8 million of cash outflows from operations during the year ended October 31, 2016, primarily reflecting current operating losses, partially offset by non-cash compensation expense.

Investing Cash Flows. Cash provided by investing activities in the year ended October 31, 2015 amounted to approximately $540,000, primarily reflecting proceeds from the sale of certain game rights and the collection of certain outstanding advances to GMS.

Financing Cash Flows. Net cash used in financing activities for the year ended October 31, 2016 amounted to approximately $8.8 million, mainly related to a payment of a $10.0 million special cash dividend, partially offset by an equity capital raise of approximately $1.4 million. Net cash provided by financing activities for the year ended October 31, 2015 reflects $10.9 million of net proceeds from private placements.

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

During the current period, we enhanced our internal control over financial reporting by employing an external firm on a contract services basis.  This firm specializes in providing finance and accounting functions for small companies, and the founders and senior managers are highly experienced former employees of national accounting firms.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, or GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions involving our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2016. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was effective as of October 31, 2016.

There were no changes to internal controls over financial reporting during the most recent quarter.

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

Item 9B.  Other Information.

None.

PART III

The information required by Part III of Form 10-K under the items listed below are incorporated by reference from our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our October 31, 2016 fiscal year end.

Item 10 - Directors, Executive Officers and Corporate Governance.

Item 11 - Executive Compensation.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13 - Certain Relationships and Related Transactions and Director Independence.

Item 14 - Principal Accountant Fees and Services.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

2.1	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to our Form 8-K filed with the Commission on December 7, 2016)
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on September 15, 2014).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).
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

3.6	Certificate of Designations, Preferences and Rights for 0% Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 20, 2015)
3.7	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the Commission on July 29, 2016)
3.8	Form of Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the Commission on December 7, 2016)
4.1	Form of Common Stock Purchase Warrant issued to investors (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 18, 2014).
4.2	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Commission on April 14, 2016)
#10.1	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
#10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on June 14, 2005).
10.3	Form of Personal Indemnification Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on June 15, 2009).
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

10.21	Stock Purchase Agreement for Zift Interactive LLC between the Company and Jesse Sutton (incorporated by reference to Exhibit 10.2 to our form 8-k filed with the commission on August 6, 2015)
10.22	Amendment Agreement for Subscription Agreement dated December 17, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2015)
10.23	Amendment Agreement for Subscription Agreement dated May 15, 2015 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2015)
10.24	Form of Exchange Agreement dated September 30, 2015 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2015)
#10.25	Executive Employment Agreement with Barry Honig (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2015)
#10.26	Executive Employment Agreement with John Stetson (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2015)
#10.27	Restricted Stock Agreement with Barry Honig (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2015)
#10.28	Restricted Stock Agreement with John Stetson (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 1, 2015)
#10.29	Restricted Stock Agreement with Michael Brauser (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 1, 2015)
#10.30	Restricted Stock Agreement with Mohit Bhansali (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 1, 2015)
#10.31	Restricted Stock Agreement with Edward Karr (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on October 1, 2015)
#10.32	Restricted Stock Agreement with Andrew Kaplan (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on October 1, 2015)
10.33	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Commission on April 14, 2016)
10.34	Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Commission on April 14, 2016)
10.35	Employment Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Commission on December 7, 2016)
10.36	Employment Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the Commission on December 7, 2016)
10.37	Form of Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the Commission on December 7, 2016)
10.38	Stockholders Agreement (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the Commission on December 7, 2016)
10.39	Voting Agreement (incorporated by reference to Exhibit 10.5 to our Form 8-K filed with the Commission on December 7, 2016)
10.40	Warrant Bill of Sale of Laboratory Equipment (incorporated by reference to Exhibit 10.6 to our Form 8-K filed with the Commission on December 7, 2016)
10.41	Lease by and Between the Company and Paradigm Resources LC (incorporated by reference to Exhibit 10.7 to our Form 8-K filed with the Commission on December 7, 2016)
10.42	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the Commission on December 16, 2016)
10.43	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the Commission on December 16, 2016)
10.44	Form of First Amendment to Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the Commission on December 16, 2016)
*21.1	Subsidiaries
*23.1	Consent of EisnerAmper LLP
*31.1	Certification of Principal Executive Officer
*31.2	Certification of Principal Financial Officer
*32.1	Section 1350 Certificate of President and Chief Financial Officer

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________
#	Constitutes a management contract, compensatory plan or arrangement.

±	We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

*	Filed herewith.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY

By:	/s/ Denver Lough
Chief Executive Officer (Principal Executive Officer)

Date: December 29, 2016

By:	/s/ John Stetson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denver Lough	Chief Executive Officer and Chairman of the Board of Directors	December 29, 2016
Denver Lough	(Principal Executive Officer)

/s/ John Stetson	Chief Financial Officer and Director (Principal	December 29, 2016
John Stetson	Financial and Accounting Officer)

/s/ Edward Swanson	Chief Operating Officer and Director	December 29, 2016
Edward Swanson

/s/ Michael Brauser	Director	December 29, 2016
Michael Brauser

/s/ Michael Beeghley	Director	December 29, 2016
Michael Beeghley

/s/ Mohit Bhansali	Director	December 29, 2016
Mohit Bhansali

/s/ Barry Honig	Director	December 29, 2016
Barry Honig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Majesco Entertainment Company

We have audited the accompanying consolidated balance sheets of Majesco Entertainment Company and Subsidiary (the "Company") as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Majesco Entertainment Company and Subsidiary as of October 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EISNERAMPER LLP

Iselin, New Jersey
December 29, 2016

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 31, 2016	October 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$6,523	$17,053
Accounts receivable, net	113	283
Capitalized software development costs and license fees	50	179
Prepaid expenses and other current assets	47	101
Total current assets	6,733	17,616
Property and equipment, net	18	45
Total assets	$6,751	$17,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,284	$1,686
Warrant liability	70	-
Payable to Zift	-	318
Total current liabilities	1,354	2,004
Total liabilities	1,354	2,004

Commitments and contingencies

Stockholders’ equity:
Convertible Preferred stock - 10,000,000 shares authorized, 7,374,454 and 9,025,265 shares issued and outstanding at October 31, 2016 and 2015, respectively, aggregate liquidation preference $4,854 and $5,968, respectively	10,153	10,694
Common stock - $.001 par value; 250,000,000 shares authorized; 2,782,963 and 1,851,503 shares issued and outstanding at October 31, 2016 and 2015, respectively	3	2
Additional paid-in capital	123,417	128,497
Accumulated deficit	(128,176)	(123,536)
Total stockholders’ equity	5,397	15,657
Total liabilities and stockholders’ equity	$6,751	$17,661

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended October 31,
	2016	2015
Net revenues	$1,542	$6,693
Cost of sales
Product costs	1	2,328
Software development costs and license fees	285	1,095
	286	3,423
Gross profit	1,256	3,270
Operating costs and expenses
Product research and development	90	174
Selling and marketing	14	771
General and administrative	6,031	5,350
Workforce reduction	-	840
Depreciation and amortization	27	61
	6,162	7,196
Operating loss	(4,906)	(3,926)
Other expenses (income)
Interest and financing costs (income)	(18)	45
Gain on extinguishment of liabilities	-	(1,465)
Gain on asset sales, net	-	(50)
Other non-operating gains, net	-	(198)
Change in fair value of warrant liability	(248)	1,548
Loss before income taxes	(4,640)	(3,806)
Income taxes	-	3
Net loss	(4,640)	(3,809)
Special cash dividend attributable to preferred stockholders	(6,002)	-
Conversion features accreted as dividends	-	(2,252)
Net loss attributable to common shareholders	$(10,642)	$(6,061)

Net loss per share, basic and diluted	$(5.08)	$(4.93)
Weighted average shares outstanding, basic and diluted	2,096,022	1,228,275

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

					Additional		Net
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance - October 31, 2014			$1,103,397	$7	$125,271	$(119,727)	$5,551
Reverse split par value adjustment	-	-	-	(6)	6	-	-
Issuance of common stock in connection with:
Restricted stock grants	-	-	323,241	1	1,060	-	1,061
Non-cash compensation charges - stock options	-	-	-	-	375	-	375
Shares withheld for taxes	-	-	(1,953)	-	(15)	-	(15)
Private placement of units, December 2014	8,823,537	2,156	-	-	-	-	2,156
Exchange agreement, April 2015	54,201	4,569	147,059	-	744	-	5,313
Private placement of units, May 2015	25,763	2,010	271,997	-	3,015	-	5,025
Exchange agreement, September 2015	168,333	1,969	-	-	(1,969)	-	-
Conversion of Series A preferred stock	(46,569)	(10)	7,762	-	10	-	-
Net loss	-	-	-	-	-	(3,809)	(3,809)
Balance - October 31, 2015	9,025,265.	$10,694	1,851,503	$2	$128,497	$(123,536)	$15,657
Issuance of common stock in connection with:
Restricted stock grants	-	-	356,666	1	(1)	-	-
Conversion of Series A preferred stock	(1,638,810)	(401)	273,135	-	401	-	-
Conversion of Series D preferred stock	(12,001)	(140)	20,002	-	140	-	-
Proceeds from stock option exercise	-	-	31,657	-	129	-	129
Stock based compensation expense	-	-	-	-	3,142	-	3,142
Shares issued for cash	-	-	250,000	-	1,406	-	1,406
Warrant liability	-	-	-	-	(318)	-	(318)
Allocation of warrant offering cost	-	-	-	-	21	-	21
Special cash dividend	-	-	-	-	(10,000)	-	(10,000)
Net loss	-	-	-	-	-	(4,640)	(4,640)
Balance - October 31, 2016	7,374,454.	$10,153	2,782,963	$3	$123,417	$(128,176)	$5,397

See accompanying notes

MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,640)	$(3,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(248)	1,548
Depreciation and amortization	27	61
Non-cash compensation expense	3,142	1,436
Provision for price protection	-	41
Amortization of capitalized software development costs and license fees	150	432
Capital software impairment losses	-	148
Provision for excess inventory	-	65
Gain on extinguishment of liabilities	-	(1,465)
Gain on asset sales	-	(50)
Other non-operating gains	-	(198)
Offering costs expensed	21	-
Changes in operating assets and liabilities:
Accounts receivable	170	1,273
Inventory	-	1,227
Capitalized software development costs and license fees	(21)	(85)
Advance payments for inventory	-	57
Prepaid expenses and other current assets	54	91
Accounts payable and accrued expenses	(402)	(2,194)
Payable to Zift	(19)	-
Customer credits	-	(171)
Advances from customers and deferred revenue	-	(21)
Net cash used in operating activities	(1,766)	(1,614)
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment from GMS Entertainment Limited	-	250
Proceeds from sale of assets	-	290
Net cash provided by investing activities	-	540
CASH FLOWS FROM FINANCING ACTIVITIES
Special cash dividend	(10,000)	-
Proceeds from stock options exercised	129	-
Net proceeds from the sale of common stock and warrants	1,406	-
Payments to Zift	(299)	-
Net proceeds from sale of units	-	10,946
Income tax withholding from exercise of options and warrants	-	(15)
Net cash (used in) provided by financing activities	(8,764)	10,931
Net (decrease) increase in cash and cash equivalents	(10,530)	9,857
Cash and cash equivalents - beginning of year	17,053	7,196
Cash and cash equivalents - end of year	$6,523	$17,053
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest and financing costs	$-	$141
Cash paid during the year for income taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES
Warrant liability settled under exchange agreement	$-	$5,313
Other warrants settled under exchange agreement	$-	$1,969
Conversion of preferred stock into common stock	$-	$10
Conversion of Series A preferred to common stock	$401	$-
Conversion of Series D preferred to common stock	$140	$-
Common stock shares and warrants issued for offering costs	$75	$-

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

The Company is a provider of video game products primarily for the casual-game consumer and has published video games for interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. It has historically sold its products through two sales channels, retail and digital. It has sold packaged software to large retail chains, specialty retail stores, video game rental outlets and distributors and through digital distribution for platforms such as Xbox Live Arcade, PlayStation Network, or PSN, and Steam, and for mobile devices and online platforms. In July 2015, the Company transferred retail distribution activities, assets and obligations to a company owned by its former chief executive officer (see Note 15).

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

As a result of the Reverse Stock Split, every six shares of the Company’s pre-Reverse Stock Split common stock was combined and reclassified into one share of the Company’s common stock. No fractional shares of common stock were issued as a result of the Reverse Stock Split. Stockholders who otherwise would be entitled to a fractional share shall receive a cash payment in an amount equal to the product obtained by multiplying (i) the closing sale price of our common stock on the business day immediately preceding the effective date of the Reverse Stock Split as reported on NASDAQ by (ii) the number of shares of our common stock held by the stockholder that would otherwise have been exchanged for the fractional share interest.

All common share and per share amounts have been restated to show the effect of the Reverse Stock Split.

NASDAQ listing. On March 3, 2016, the Company was notified by The NASDAQ Stock Market, LLC (“Nasdaq”) that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) because the Company’s common stock failed to maintain a minimum closing bid price of $1.00 per share for the prior 30 consecutive business days. The notice had no immediate effect on the listing or trading of the Company’s common stock on The NASDAQ Capital Market.

The Company had a period of 180 calendar days, or until August 30, 2016, to achieve compliance with the Rule. The Company regained compliance with the Rule in August 2016 by effecting the Reverse Stock Split.

Major customers. Sony, Microsoft and Valve accounted for 47%, 37%, and 13%, respectively, of sales for the year ended October 31, 2016. Sony, Sidekick and Microsoft accounted for 41%, 25% and 20%, respectively, of accounts receivable as of October 31, 2016. Sales to GameStop represented approximately 10% of net revenues in 2015. In 2015, Alliance Distributors and Microsoft Corporation represented approximately 10% and 13% of total revenue, respectively. Sony, Microsoft, Valve and Nintendo accounted for 37%, 20%, 18% and 13% of total accounts receivable as of October 31, 2015, respectively.

Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the Company’s products. In addition, for the years ended October 31, 2016 and 2015 sales of the Company’s Zumba Fitness games accounted for approximately 9% and 28% of net revenues, respectively.

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition. Since July 2015 when retail distribution activities were transferred and retail sales ceased, the Company's software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

Prior to July 2015, when the Company entered into license or distribution agreements that provided for multiple copies of games in exchange for guaranteed amounts, revenue was recognized in accordance with the terms of the agreements, generally upon delivery of a master copy, assuming our performance obligations were complete and all other recognition criteria were met, or as per-copy royalties are earned on sales of games.

Cash and cash equivalents.  Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

Accounts and Other Receivables and Accounts Payable and Accrued Expenses. The carrying amounts of accounts and other receivables and accounts payable and accrued expenses approximate fair value as these accounts are largely current and short term in nature.

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

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Based Compensation. The Company measures all stock-based compensation to employees using a fair value method and records such expense in general and administrative expenses. Compensation expense for stock options is recognized on a straight-line basis over the vesting period of the award, based on the fair value of the option on the date of grant.

The fair value for options issued is estimated at the date of grant using a Black-Scholes option-pricing model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor is determined based on the Company’s historical stock prices.

The value of restricted stock grants are measured based on the fair market value of the Company's common stock on the date of grant and amortized over the vesting period of, generally, six months to three years.

 Extinguishment of Liabilities. During the year ended October 31, 2015, the Company recognized a gain on extinguishment of liabilities of $1.5 million. The Company determined that certain accounts payable balances and claims for license fees and services would never be paid because they were no longer being pursued for payment and had passed the statute of limitations as of October 31, 2015.

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

Accounting for Warrants. The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”).  The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). In addition, Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities.  The Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability.

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in fair value of warrant liability. The Company assessed the classification of common stock purchase warrants as of the date of each offering and determined that such instruments met the criteria for liability classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liabilities” in the consolidated statements of operations. The fair value of the warrants has been estimated using a Black-Scholes valuation model (see Note 3).

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

Other Nonoperating Gains, Net. In the year ended October 31, 2015, in connection with the expiration of its prior facilities lease and its relocation, the Company disposed of property and equipment with a net book value of $92 and received proceeds of $20 from the sale of certain of the property and equipment. The $72 loss on the disposals is included in other non-operating gains, net. In addition, the Company recorded a gain of $270 on the transfer of certain game rights.

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

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its consolidated financial statements and related disclosures.

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

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU No. 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. For public entities, the amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU No. 2016-08 on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU No. 2016-09 will have on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact that ASU No. 2016-10 will have on its consolidated financial statements.

3. FAIR VALUE

In accordance with ASC 820, Fair Value Measurements and Disclosures, financial instruments were measured at fair value using a three-level hierarchy which maximizes use of observable inputs and minimizes use of unobservable inputs:

●	Level 1: Observable inputs such as quoted prices in active markets for identical instruments
●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the market
●
Level 3: Significant unobservable inputs supported by little or no market activity.  Financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, for which determination of fair value requires significant judgment or estimation.

Prior to the April 2015 exchange transaction described in Note 8, the Company had outstanding warrants, the December warrants, that contained re-pricing provisions for “down-round” issuances and other events not indexed to the Company’s own stock and were classified as liabilities in the Company’s consolidated balance sheets. The Company recognized these warrants as liabilities at their fair value and re-measured them through the date of their exchange in April 2015. ASC 820,  Fair Value Measurements and Disclosures provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition.

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

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the year ended October 31, 2015 is presented below:

Beginning balance - November 1, 2014	$-
Issuance of warrants	3,765
Change in fair value of warrant liability	1,548
Settlement of warrants	(5,313)
Ending balance - October 31, 2015	$-

Assumptions used to determine the fair value of the warrants during the year ended October 31, 2015 were:

Market price of common stock	$3.54-$7.56
Expected warrant term	4.5-5.0 years
Risk-free rate	1.0% -1.7%
Expected volatility	80%
Dividend yield	0%
Probability of certain litigation costs at each of three pricing thresholds	0-33%
Probability of future down-round financing	0-50%
Stock price discount	0-41%

In connection with the April 19, 2016 common stock offering, the Company issued warrants to purchase an aggregate of 187,500 shares of common stock.  These warrants are exercisable at $6.90 per share and expire on April 19, 2018. These warrants were analyzed and it was determined that they require liability treatment. Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities.  The Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability.

The fair value of these warrants at April 19, 2016 and October 31, 2016 was determined to be approximately $318,000 and $70,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $4.74 and $3.58, respectively; (2) a risk free rate of 0.77% and 0.75%, respectively; and (3) an expected volatility of 86% and 61%, respectively.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At October 31, 2016, the warrant liability balance of $70,000 was classified as a Level 3 instrument.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability (from April 19, 2016 through October 31, 2016) (in thousands):
Warrants
Fair value - November 1, 2015	$-
Additions	318
Change in fair value	(248)
Fair value - October 31, 2016	$70

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the major components of prepaid expenses and other current assets (in thousands):
	October 31,
	2016	2015
Prepaid insurance	$22	$61
Tax receivable	18	-
Other	7	40
Total prepaid expenses and other current assets	$47	$101

5. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):
	October 31,
	2016	2015
Computers and software	$61	$61
Furniture and equipment	78	78
	139	139
Accumulated depreciation	(121)	(94)
	$18	$45

Depreciation expense was approximately $27,000 and $61,000 for the year ended October 31, 2016 and 2015, respectively.

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses (in thousands):
	October 31,
	2016	2015
Accounts payable-trade	$130	$479
Royalties, fees and development	680	681
Salaries and other compensation	463	510
Other accruals	11	16
Total accounts payable and accrued expenses	$1,284	$1,686

During the year ended October 31, 2015, the Company recognized a gain on the extinguishment of liabilities for approximately $1.5 million related to certain accounts payable balances and claims for license fees and services that the Company determined would never be paid because they were no longer being pursued for payment and had passed the statute of limitations.

Salaries and other compensation includes accrued payroll expense and estimated employer 401K plan liabilities.

7. SHORT-TERM FINANCING ARRANGEMENTS

Accounts receivable and inventory

Prior to July 31, 2015, the Company used a factor to approve credit and to collect the proceeds from a substantial portion of its sales. Under the terms of the agreement, the Company sold to the factor and the factor purchased from the Company, eligible accounts receivable.

The factor, in its sole discretion, determined whether or not it would accept the credit risk associated with a receivable. If the factor did not accept the credit risk on a receivable, the Company sold the accounts receivable to the factor while retaining the credit risk. In both cases, the Company surrendered all rights and control over the receivable to the factor. However, in cases where the Company retained the credit risk, the amount could be charged back to the Company in the case of non-payment by the customer. The factor was required to remit payments to the Company for the accounts receivable purchased from it, provided the customer did not have a valid dispute related to the invoice. The amount remitted to the Company by the factor equaled the invoiced amount, adjusted for allowances and discounts the Company provided to the customer, less factor charges.

The Company reviewed the collectability of accounts receivable for which it held the credit risk quarterly, based on a review of an aging of open invoices and payment history, to make a determination if any allowance for bad debts was necessary.

In addition, the Company could request that the factor provide it with cash advances based on its accounts receivable and inventory, up to a maximum amount.

Amounts to be paid to the Company by the factor for any accounts receivable were offset by any amounts previously advanced by the factor. The interest rate was prime plus 1.5%, annually, subject to a 5.5% floor. In certain circumstances, an additional 1.0% annually was charged for advances against inventory.

The Company also maintained purchase order financing, up to a maximum of $2,500, to provide funding for the manufacture of its products. In connection with these arrangements, the factor had a security interest in substantially all of the Company’s assets. The factor charged 0.5% of invoiced amounts, subject to certain minimum charges per invoice.

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

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  STOCKHOLDERS’ EQUITY

Preferred stock

Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock is issuable in series, and the Company’s Board of Directors is authorized to determine the rights, preferences, and terms of each series.

Convertible preferred stock as of October 31, 2016 consisted of the following:
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	7,138,158	$1,745	$4,854	1,189,693
Series B	54,250	54,201	4,569	-	903,362
Series C	26,000	25,763	2,010	-	429,392
Series D	170,000	156,332	1,829	-	260,553
Other authorized, unissued	919,750	-	-	-	-
Total	10,000,000	7,374,454	$10,153	$4,854	2,783,000

Convertible preferred stock as of October 31, 2015 consisted of the following:
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	8,776,968	$2,146	$5,968	1,462,828
Series B	54,250	54,201	4,569	-	903,362
Series C	26,000	25,763	2,010	-	429,392
Series D	170,000	168,333	1,969	-	280,555
Other authorized, unissued	919,750	-	-	-	-
Total	10,000,000	9,025,265	$10,694	$5,968	3,076,137

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

April 2015 Exchange and Series B Preferred Shares

On April 30, 2015, pursuant to warrant exchange agreements, the Company retired the 1,470,590 December Warrants issued in the December Private Placement, including those subject to the escrow conditions and those released from escrow, in exchange for shares of the Company's common stock, or shares of 0% Series B Convertible Preferred Stock (the “Series B Preferred Shares”), in lieu of shares of common stock equal, on an as-converted basis, to the number of shares of common stock that would have otherwise been received by the holder, if such issuance would result in the recipient holder exceeding certain thresholds. An aggregate of 1,050,421 shares of common stock, which amount includes the shares of common stock issuable upon conversion of the Series B Preferred Shares, were issuable in connection with the exchange agreements. The Company re-measured the fair value of the December Warrants through the date of their exchange and recorded related losses in its statement of operations. In the year ending October 31, 2015, the Company recorded a change in fair value of $1.5 million related to the increase in the fair value of the December Warrants during the period outstanding. Upon exchange, the contingent-conversion features of the December Warrants expired and the carrying value of the warrant liability of $5.3 million was reclassified to paid-in capital and allocated to the Series B Preferred Shares and the common shares distributed. Such Series B Shares and shares of common stock exchanged for the December Warrants are not held in escrow and as such are not subject to the December Release Conditions.

The Series B Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series B Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series B Preferred Shares, as of such date of determination, divided by the conversion price. The stated value of each Series B Preferred Share is $140.00 and the initial conversion price is $8.40 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Series B Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to such beneficial ownership limitations, each holder is entitled to vote on all matters submitted to stockholders of the Company on an as converted basis, based on a conversion price of $8.40 per share.  The Series B Preferred Shares rank junior to the Series A Preferred Shares and bear no dividends. All of the convertible preferred shares do not represent an unconditional obligation to be settled in a variable number of shares, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the convertible preferred shares are considered equity hosts and recorded in stockholders’ equity.

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series C Preferred Shares, as of such date of determination, divided by the conversion price.  The stated value of each Series C Preferred Share is $120.00 per share, and the initial conversion price is $7.20 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.  In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions and provided that the conversion price may not be reduced to less than $5.16, unless and until such time as the Company obtains shareholder approval to allow for a lower conversion price.  The Company is prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such May Investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.  Subject to the beneficial ownership limitations discussed previously, each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series C Preferred Shares, based on a conversion price of $7.20 per share.  The Series C Preferred Shares bear no dividends and shall rank junior to the Company’s Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

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

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity to determine the appropriate classification of the instruments. The Series C Preferred Shares do not represent an unconditional obligation to be settled in a variable number of shares of common stock, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the Series C Preferred Shares are considered equity hosts and recorded in stockholders’ equity. The May Warrants do not contain contingent settlement terms not indexed solely to the Company’s own shares of common stock and, accordingly, were also recorded in stockholders' equity. The Company allocated $2.0 million, $1.3 million and $1.8 million of gross proceeds to the Series C Preferred Stock, the common stock and the warrants, respectively, based on their relative fair values. The Company incurred $25,000 of offering expenses.

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

The Preferred D Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred D Share, plus all accrued and unpaid dividends, if any, on such Preferred D Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred D Share is $1,000.00 per share and the initial conversion price is $600.00 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred D Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Preferred D Shares. Upon 61 days written notice, the beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Except as otherwise required by law, holders of Series D Preferred Shares shall not have any voting rights. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series D Convertible Preferred Stock, the Preferred D Shares bear no interest and shall rank senior to the Company’s other classes of capital stock. The Company accounted for the exchange as a redemption of the warrants and recorded the estimated fair value of Series D Convertible Preferred Stock issued, amounting to $1,969 with a charge to paid-in capital. As the value of the preferred shares issued was less than the value of the warrants redeemed, no excess value needed to be attributed and no portion of the redemption was deemed a dividend.

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

Each warrant is immediately exercisable for two years, but not thereafter, at an exercise price of $6.90 per share. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.  The exercise price and number of warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction. The warrants require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement by the holder.  The warrants were classified as liabilities and measured at fair value, with changes in fair value recognized in the Consolidated Statements of Operations in other expenses (income). The initial recognition of the warrants resulted in an allocation of the net proceeds from the offering to a warrant liability at fair value of approximately $318,000, with the remainder being attributable to the common stock sold in the offering.

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Share Conversion Activity

During the year ended October 31, 2016, 1,638,810 shares of Convertible Preferred Stock Series A and 12,001 shares of Convertible Preferred Stock Series D were converted into 293,137 shares of common stock.

Warrants

A summary of the status of the Company’s outstanding warrants as of October 31 and changes during the years then ended is presented below:
	October 31,
	2016	2015
Outstanding at beginning of year	-	1,191
Issued in offerings of units	187,500	2,171,979
Settled under exchange agreements	-	(2,171,979)
Expired	-	(1,191)
Outstanding at end of year	187,500	-

Special Cash Dividend

On January 4, 2016, the Company declared a special cash dividend of an aggregate of $10.0 million to holders of record on January 14, 2016 of its outstanding shares of: (i) common stock (ii) Series A Convertible Preferred Stock; (iii) Series B Convertible Preferred Stock; (iv) Series C Convertible Preferred Stock and (v) Series D Convertible Preferred Stock.  The holders of record of the Company’s outstanding preferred stock participated in the dividend on an “as converted” basis. Approximately, $6.0 million of the special cash dividend relates to Preferred Stock shares.

9. STOCK-BASED COMPENSATION

In the years ended October 31, 2016 and 2015, the Company recorded stock-based compensation expense amounting to $3.1 million and $1.4 million, respectively, related to restricted stock awards and stock options.

Incentive Compensation Plans

In the fiscal years ended October 31, 2016 and 2015, the Company made stock-based compensation awards under its 2016 Equity Incentive Plan (the “2016 Plan”), 2014 Equity Incentive Plan (the “2014 Plan”) and its Amended and Restated 2004 Employee, Director and Consultant Incentive Plan (the “2004 Plan”).

 2016 Plan

In the fiscal year ended October 31, 2016, the Company adopted the 2016 Plan, an omnibus equity incentive plan administered by the Company’s board of directors, or by one or more committees of directors appointed by the Board, pursuant to which the Company may issue up to 666,665 shares of the Company’s common stock under equity-linked awards to certain officers, employees, directors and consultants. The 2016 Plan permits the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, cash awards, or other awards, whether at a fixed or variable price, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof. As of October 31, 2016, the Company had zero shares available for future issuances under the 2016 Plan.

2014 Plan

In the fiscal year ended October 31, 2015, the Company adopted the 2014 Plan, an omnibus equity incentive plan administered by the Company’s board of directors, or by one or more committees of directors appointed by the Board, pursuant to which the Company may issue up to 375,000 shares of the Company’s common stock under equity-linked awards to certain officers, employees, directors and consultants. The 2014 Plan permits the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, cash awards, or other awards, whether at a fixed or variable price, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof. As of October 31, 2016, the Company had approximately 83,262 shares available for future issuances under the 2014 Plan.

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004 Plan

The 2004 Plan covers employees, directors and consultants and also provides for the issuance of restricted stock, non-qualified stock options, incentive stock options and other awards under terms determined by the Company. In April 2014, the Company’s stockholders and Board of Directors approved an amendment to the Plan to increase the number of common shares available for issuance under the Plan by 71,429 shares. As of October 31, 2016, the Company had approximately 19,217 shares available for future issuances under the 2004 Plan.

Stock Options

Stock-option activity in the fiscal year ended October 31, 2016:
	Number Of Shares	Weighted Average Exercise Price
Outstanding, November 1, 2014	71,533	$39.24
Granted	55,070	$4.44
Forfeited	(14,188)	$31.98
Expired	(15,834)	$61.08
Outstanding, October 31, 2015	96,581	$16.92
Granted	347,010	$4.84
Forfeited	(12,258)	$36.97
Exercised	(31,657)	$4.08
Expired	(17,656)	$30.72
Outstanding, October 31, 2016	382,020	$5.73
Options exercisable, October 31, 2016	205,941	$6.50
Weighted-average grant date fair value of options granted during the year		$3.38

Stock options are generally granted to employees or directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over one to three years and have a term of five to ten years. The total fair value of options granted during the year ended October 31, 2016 was approximately $1.2 million. The intrinsic value of options outstanding at October 31, 2016 was $0. The intrinsic value of options exercised during the fiscal years ended October 31, 2016 was $15,000. The weighted average remaining contractual term of exercisable and outstanding options at October 31, 2016 was 8.3 years and 8.7 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended October 31:
	October 31,
	2016	2015
Risk free annual interest rate	1.0-1.7%	1.4%
Expected volatility	77-79%	80%
Expected life	2.75-5.00 years	4.77 years
Assumed dividends	None	None

The fair value of stock option grants is amortized over the vesting period of, generally, one to three years. As of October 31, 2016, there was approximately $5,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.1 year. Additionally, approximately 165,000 options are subject to vesting upon the achievement of a performance condition. The grant date fair value of these options is approximately $551,000.

Restricted-stock activity in the fiscal year ended October 31, 2016:
	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested, January 1, 2015	21,040	$28.56
Granted	339,813	$6.66
Vested	(113,482)	$8.88
Forfeited	(16,572)	$7.98
Unvested, December 31, 2015	230,799	$7.47
Granted	356,666	$5.14
Vested	(312,636)	$6.10
Unvested, December 31, 2016	274,829	$6.00

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of restricted shares granted during the year ended October 31, 2016 was $5.14. The total fair value of restricted stock vested during the years ended October 31, 2016 and 2015 was approximately $1.8 million and $865,000, respectively.

The value of restricted stock grants are measured based on the fair market value of the Company's common stock on the date of grant and amortized over the vesting period of, generally, six months to three years. As of October 31, 2016, there was approximately $6,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.2 years. Additionally, approximately 169,000 restricted shares are subject to vesting upon the achievement of a performance condition. The grant date fair value of these restricted shares is approximately $871,000.

 10.  INCOME TAXES

The provision (benefit) for income taxes for the years ended October 31, 2016 and 2015 consisted of (in thousands):
	2016	2015
Current:
Federal	$-	$-
State	(3)	3
Deferred:
Federal	(1,709)	182
State	(692)	181
Impact of change in effective tax rates on deferred taxes	-	-
Change in: valuation allowance	2,404	(363)
	$-	$3

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for 2016 and 2015 related to the following (in thousands, except percentages):

	2016		2015
	Amount	Percent of Pretax income	Amount	Percent of Pretax income
Tax (benefit) at federal statutory rate	$(1,577)	34%	$(1,297)	34%
State income taxes, net of federal income taxes	(695)	15%	184	(5)%
Effect of warrant liability	(84)	2%	526	(14)%
Effect of other permanent items	144	(3)%	574	(15)%
Change in valuation allowance	2,404	(52)%	(363)	10%
Reduction of deferred benefits	(192)	4%	379	(10)%
	$-	-%	$3	-%

The components of deferred income tax assets (liabilities) were as follows (in thousands):
	October 31,
	2016	2015
Impairment of development costs	$641	$597
Depreciation and amortization	224	144
Impairment of inventory	-	14
Compensation expense not deductible until options are exercised	1,116	174
All other temporary differences	629	370
Net operating loss carry forward	2,461	1,368
Less valuation allowance	(5,071)	(2,667)
Deferred tax asset	$-	$-

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Based upon the Company's current operating results management cannot conclude that it is more likely than not that such assets will be realized.

As a result of the Company's private placements during the fiscal year ended October 31, 2015, a change of ownership under Internal Revenue Service Section 382 has occurred and, accordingly, the annual utilization of the Company's federal net operating loss carryforwards will be severely limited. The annual limitations are expected to result in the expiration of federal net operating loss carryforwards of approximately $94.0 million before full utilization. The federal net operating loss carryforwards expected to be available for income tax purposes at October 31, 2016 after application of these limitations are estimated to be approximately $9.2 million, which expire between 2027 and 2036 for federal income taxes, and approximately $35.4 million for state income taxes, which primarily expire between 2013 and 2036.

The Company files income tax returns in the U.S., various states and the United Kingdom. As of October 31, 2016, the Company had no unrecognized tax benefits, which would impact its tax rate if recognized. As of October 31, 2016, the Company had no accrual for the potential payment of penalties. As of October 31, 2015, the Company was not subject to any U.S. federal, state or foreign income tax examinations. The Company’s U.S. federal tax returns have been examined for tax years through 2011, and income taxes for Majesco Europe Limited have been examined for tax years through 2006 in the United Kingdom with the results of such examinations being reflected in the Company’s results of operations as of October 31, 2013. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months.

11. LOSS PER SHARE

Shares of common stock issuable under convertible preferred stock, warrants and options and shares subject to restricted stock grants were not included in the calculation of diluted earnings per common share for the years ended October 31, 2016 and 2015, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, on October 31:
	October 31,
	2016	2015
Shares issuable upon conversion of preferred stock	2,783,000	3,076,137
Shares issuable upon exercise of warrants	187,500	-
Shares issuable upon exercise of stock options	382,020	96,581
Non-vested shares under restricted stock grants	274,832	230,799

12.  COMMITMENTS AND CONTINGENCIES

Contingencies

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, the Company and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third party indemnity rights from developers for costs incurred in the litigation. In August 2015, the defendants jointly moved to transfer the case to the Western District of Washington. On May 17, 2016, the Washington Court issued a scheduling order that provides that defendants leave to jointly file an early motion for summary judgement in June 2016.  On June 17, 2016, the defendants jointly filed a motion for summary judgment that stated that none of the defendants, including the Company, infringed upon the asserted patent.  On July 9, 2016, Mr. Baker opposed the motion. On July 15, 2016, the defendants jointly filed a reply.  The briefing on the motion is now closed.  The Court has not yet issued a decision or indicated if or when there will be oral argument on the motion.

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intelligent Verification Systems, LLC ("IVS"), filed a patent infringement complaint on September 20, 2012, in the United States District Court for the Eastern District against the Company and Microsoft Corporation. In March 2015, the court issued an order excluding the evidence proffered by IVS in support of its alleged damages, including the opinion of its damages expert.  IVS appealed that decision. On January 19, 2016, the Federal Circuit denied IVS’ appeal and affirmed the district court’s orders that excluded the plaintiff’s damages expert and dismissed the case.

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

Commitments

The Company leases office space at 4041 T Hadley Road, South Plainfield, New Jersey at a cost of approximately $1,613 per month under a lease agreement that expires in March 2017. Total rent expense amounted to approximately $20,000 and $165,000 for the years ended October 31, 2016 and 2015, respectively, including charges incurred upon vacating its previous administrative offices in 2015.

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

13. WORKFORCE REDUCTION

In the year ended October 31, 2015, the Company incurred severance charges in connection with employee layoffs.

Changes in accrued severance liabilities in the year ended October 31, 2015 (in thousands):
2015
Accrued severance liability, beginning of period	$323
Severance costs accrued	840
Payments	(1,163)
Accrued severance liability, end of period	$-

14.  RELATED PARTY TRANSACTIONS

Prior to its termination in October 2014, the Company had a consulting agreement with Morris Sutton, the Company’s former Chief Executive Officer and Chairman Emeritus. The Company estimates that Morris Sutton and another relative of Jesse Sutton, the Company’s former Chief Executive Officer, earned compensation of approximately $26,000 in the year ended October 31, 2015 from a supplier of its Zumba belt accessory, based on the value of the Company’s purchases.

In January 2015, the Company entered into an agreement with Equity Stock Transfer for transfer agent services. A Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer. Fees under the agreement were approximately $2,000 and $8,000 for the years ended October 31, 2016 and 2015, respectively.

15. ASSIGNMENT OF ASSETS AND LIABILITIES

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

In addition, the Company entered into a conveyance agreement with Zift under which it assigned to Zift certain assets used in the retail business and Zift agreed to assume and indemnify the Company for liabilities and claims related to the retail business, including customer claims for price protection and promotional allowances. The assets transferred to Zift included cash in an amount of $800,000, of which $400,000 was transferred immediately and the remaining $400,000 was payable by the Company in twelve equal consecutive monthly installments of $33,000 commencing August 1, 2015, and certain accounts receivable and inventory with an aggregate carrying value of approximately $87,000. In connection with the transfer of distribution rights and the assumption of liabilities by Zift, the Company reduced its estimated accrued liabilities for royalties, customer credits and other related liabilities by approximately $1.2 million with a credit to gains on sales of assets, net of transferred assets of $269,000. The Company has accrued approximately $219,000 of contingent liabilities for certain potential licensor and customer liabilities and claims not extinguished by the transactions. The net gain of approximately $50,000 resulting from the transactions is included in gain on asset sales, net in 2015. As of October 31, 2016, the Company did not have a balance payable to or receivable from Zift.

 MAJESCO ENTERTAINMENT COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution 401(k) plan covering all eligible employees. The Company had no charge to operations for contributions to the retirement plan for the years ended October 31, 2016 and 2015. Certain stockholders and key employees of the Company serve as trustees of the plan. The Company believes that the operation of its 401k plan may not be in compliance with certain plan provisions. The Company is currently assessing what corrective actions may be needed to be taken to bring the plan back into compliance. The Company has recorded a liability for the estimated cost of correcting any plan deficiencies, including additional plan contributions, if required.

17. SUBSEQUENT EVENTS

PolarityTE, Inc.

On December 1, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Majesco Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company, PolarityTE, Inc., a Nevada corporation (“Polarity”) and Dr. Denver Lough, the owner of 100% of the issued and outstanding shares of capital stock of Polarity (the “Seller”). The closing is subject to various closing conditions, including, approval of stockholders of the Company in accordance with Delaware law and NASDAQ Listing Rule 5635 and a minimum cash balance available to the Company.

At closing, upon satisfaction of each of the closing conditions, the Seller will be issued 7,050 shares of the Company’s newly authorized Series E Preferred Stock (the “Preferred Shares”) convertible into an aggregate of 7,050,000 shares of the Company’s common stock (the “Merger Consideration” and such transaction, the “Merger”), expected to constitute approximately 50% of the issued and outstanding shares of common stock of the Company on a fully diluted basis at closing and depending in part, upon the Company’s expected cash balance at closing. Until converted, each Preferred Share is entitled to two votes for every share of common stock into which it is convertible on any matter submitted for a vote of stockholders.

The Company is still in the process of analyzing the accounting treatment for this transaction.

Series E Preferred Stock

On or prior to the effective time of the Merger, the Company will file a Certificate of Designations, Preferences and Rights of the 0% Series E Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State pursuant to which the Company will designate 7,050 shares of the Company’s authorized shares of preferred stock as Series E Preferred Stock. The Series E Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such preferred stock, plus all accrued and unpaid dividends, if any, on such preferred stock, as of such date of determination, divided by the conversion price.  The stated value of each Series E Preferred Stock is $1,000 and the initial conversion price is $1.00 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Series E Preferred Stock, with respect to dividend rights and rights on liquidation, winding-up and dissolution, in each case will rank senior to the Company's common stock and all other securities of the Company that do not expressly provide that such securities rank on parity with or senior to the Series E Preferred Stock. Until converted, each share of Series E Preferred Stock is entitled to two votes for every share of common stock into which it is convertible on any matter submitted for a vote of stockholders.

2017 Equity Incentive Plan

On December 1, 2016, the Company’s Board of Directors (the “Board”) approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  The Compensation Committee of the Board will administer the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,450,000 shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026.