Form 10-K/A
period 2016-10-31
POLARITYTE, INC.
filed 2017-01-30
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended October 31, 2016

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File No. 000-51128

POLARITYTE, INC.

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates as of April 30, 2016 was $9.4 million.

The outstanding number of shares of common stock as of January 25, 2017 was 4,250,617.

EXPLANATORY NOTE

PolarityTE, Inc., formerly known as Majesco Entertainment Company (the “Company,” “we,” “us,” “our” or “Polarity”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended October 31, 2016, originally filed with the Securities and Exchange Commission on December 30, 2016. The purpose of this Amendment is to include Part III information. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted. This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the Company’s executive officers and key personnel.

Executive Officers:

Name	Position(s)
Denver Lough	Chief Executive Officer, Chief Scientific Officer, Chairman and Class I Director
John Stetson	Chief Financial Officer, Executive Vice President and Class II Director
Edward Swanson	Chief Operating Officer and Class I Director
Michael Neumeister	Chief Medical Officer

The following is a brief summary of the background of each of our executive officers.

Dr. Denver Lough, 35, was appointed our Chairman, Chief Executive Officer and Chief Scientific Officer on December 1, 2016. From August 2009, Dr. Lough has served as Department of Surgery Faculty and Translational Research Director at Laboratory for Regenerative Medicine and Applied Sciences, Institute for Plastic Surgery Southern Illinois University School of Medicine, and from June 2013, he has served as Director of Biomedical Applications for Laboratory for Craniofacial Regenerative Medicine Johns Hopkins Hospital Department of Plastic and Reconstructive Surgery. In addition, Dr. Lough was a lead research associate in the Vascularized Composite Allotransplantation Laboratory at the Johns Hopkins Hospital Department of Plastic and Reconstructive Surgery and has been a research consultant to the Johns Hopkins Hendrix Burn Research Center. Dr. Lough was assembled as a member among other burn experts as a Taiwanese presidential disaster response team following the largest civilian burn disaster in 2015.

Since 2012 Dr. Lough has been a Plastic & Reconstructive Surgery House Staff Officer at Johns Hopkins University School of Medicine, Department of Plastic & Reconstructive Surgery. Dr. Lough also founded PolarityTE, LLC, PolarityTE NV and Lough & Associates LLC which are engaged in the business of developing intellectual property related to regenerative medicine and related fields. Dr. Lough has received numerous accolades and awards by national societies related to basic and translational science applications in tissue engineering, regenerative medicine, and immunology as well as within solid organ and reconstructive transplantation. We believe that Dr. Lough is qualified to serve as a member of our Board because of his experience in clinical medicine and surgery as well as the development and innovation of technologies related to regenerative medicine and related patents and intellectual property which the Company has reviewed for potential development. Dr. Lough holds an M.D. and PhD in Biochemistry, Molecular and Cell Biology from Georgetown University which he earned in 2012.

John Stetson, 31, was appointed to our Board of Directors on December 1, 2016 and has served as our Chief Financial Officer, Executive Vice President and Secretary since September 25, 2015. Mr. Stetson has been the Managing Member of HS Contrarian Investments LLC, a private investment firm with a focus on early stage companies since 2010. In addition, Mr. Stetson served as Executive Vice President, Chief Financial Officer, and Director of Marathon Patent Group, Inc. (MARA), a NASDAQ listed patent monetization company from June 2012 to February 2015. Mr. Stetson was President & Co-Founder of Fidelity Property Group, Inc. from April 2010 to July 2014, a real estate development group focused on acquisition, rehabilitation, and short-term disposition of single family homes that completed 190 transactions, and generated over $46 million in sales. Mr. Stetson was an Investment Analyst from 2008 to 2009 for Heritage Investment Group and worked in the division of Corporate Finance of Toll Brothers from 2007 to 2008. Mr. Stetson received his BA in Economics from the University of Pennsylvania. We believe that Mr. Stetson is qualified to serve as a member of our Board because of his skills in finance and public company management and administration.

Dr. Edward Swanson, 31, was appointed as Chief Operating Officer and Director of the Company on December 1, 2016. Following completion of his undergraduate degree in Applied Sciences in Biomedical Sciences at the School of Engineering and Applied Sciences at the University of Pennsylvania, Dr. Swanson received his medical degree from Harvard Medical School, where he attended as a student from August 2008 to May 2012, graduating with honors for his thesis researching surgical outcomes within craniofacial and plastic surgery. From July 2012 until December 2016, Dr. Edward Swanson was a Surgical Resident in Plastic & Reconstructive Surgery in the Department of Plastic and Reconstructive Surgery at The Johns Hopkins University School of Medicine. During his time at Johns Hopkins, he served in a leadership role within the residency, sitting on the Program Evaluation Committee from July 2015 to December 2016 and The Johns Hopkins Hospital Housestaff Patient Safety and Quality Council from July 2014 to June 2015. Dr. Swanson has extensive experience in basic and translational biomedical research, including as a research associate in Wound Healing in the Division of Plastic Surgery at the Brigham and Women’s Hospital and Harvard Medical School from May 2004 to August 2004, thesis student in Traumatic Brain Injury at the University of Pennsylvania from August 2006 to May 2007, research fellow in Pancreatic Cancer Cellular Biology at the Brigham and Women’s Hospital and Harvard Medical School from July 2007 to July 2008, research fellow in Nanomedicine at Harvard Medical School and MIT from May 2008 to August 2008, and research fellow in Vascularized Composite Allotransplantation at the Massachusetts General Hospital and Harvard Medical School during his final year of medical school. In addition, Dr. Swanson directed the large animal translational research as a lead research associate in the Vascularized Composite Allotransplantation Laboratory in the Department of Plastic and Reconstructive Surgery at The Johns Hopkins University School of Medicine from July 2014 to June 2015, overseeing experimental projects funded by multimillion dollar grants. Furthermore, Dr. Swanson has demonstrated national and international leadership throughout the field of plastic and reconstructive surgery at a young age, with greater than 40 peer-reviewed publications, five book chapters, and 30 national/international conference presentations. We believe that Dr. Swanson is qualified to serve as a member of our Board because of his experience in technology related to regenerative medicine and related patents and technology and their clinical applications, which the Company has reviewed for potential development.

Dr. Michael Neumeister, 55, was appointed Chief Medical Officer on December 15, 2016. Dr. Neumeister has been associated with the Southern Illinois University School of Medicine in various positions since 1997, to wit: Chairman of Department of Surgery (2012-present); Chairman of the Institute of Plastic Surgery (2006-present); Professor at the Institute of Plastic Surgery (2005-present); Elvin G. Zook Endowed Chair of the Institute of Plastic Surgery (2008-present); Director-Hand/Micro Surgery Fellowship Program at Institute of Plastic Surgery (2007-present); Chief, Microsurgery and Research at Institute of Plastic Surgery (1999-present); Director-Plastic Surgery Residency Program at Institute of Plastic Surgery (1998-2008); Associate Professor at Institute of Plastic Surgery (2000-2005); and Assistant Professor at Institute of Plastic Surgery (1997-2000). Dr. Neumeister began his residency at Dalhousie University in Halifax, Nova Scotia in general surgery and went on to complete his plastic surgery residency at the University of Manitoba. He continued his training as a microsurgery fellow at Harvard University’s Brigham & Women’s Hospital in Boston and completed a one year hand and microsurgery fellowship at Southern Illinois University School of Medicine. Dr. Neumeister is board certified in plastic surgery by the Royal College of Surgeons of Canada and the American Board of Plastic Surgery. He has also received his Certificate in (SOTH) Surgery of The Hand. Dr. Neumeister has received awards for presentations given regionally, nationally and internationally, has over 150 book chapters and articles, and has multiple research interests in tissue engineering and regenerative medicine. Dr. Neumeister is the Editor in Chief of the official AAHS journal HAND. He is the past President of the American Society of Reconstructive Microsurgery, American Association for Hand Surgery, The Plastic Surgery Foundation (The Research Body of The American Society of Plastic Surgeons), Plastic Surgery Research Council, and the Midwest Association of Plastic Surgeons. Dr. Neumeister received his Doctor of Medicine from the University of Toronto in 1988 and his Bachelor of Science (Physiology/Pharmacology) from the University of Western Ontario in 1984.

Board of Directors

We currently have a staggered Board comprised of three classes and each director serves until the annual meeting associated with their class. Class I Board members, or Denver Lough and Edward Swanson, will serve until our 2018 annual meeting, Class II Directors, or John Stetson and Michael Brauser, will serve until our 2019 annual meeting and Class III Directors, or Mohit Bhansali, Michael Beeghley and Barry Honig, will serve until our 2017 annual meeting.

Board of Directors

Name	Age	Position
Denver Lough	35	Chairman, Chief Executive Officer, Chief Scientific Officer and Class I Director
John Stetson	31	Class II Director and Chief Financial Officer
Edward Swanson	31	Class I Director and Chief Operating Officer
Michael Brauser	61	Class II Director (1)(2)(3)
Mohit Bhansali	42	Class III Director (1)(2)(3)
Michael Beeghley	50	Class III Director (1)(2)(3)
Barry Honig	46	Class III Director

(1) Member of our audit committee

(2) Member of our compensation committee

(3) Member of our nominating and corporate governance committee

Background Information

The following is a brief summary of the background of each of our directors.

Dr. Denver Lough – Chairman, Chief Executive Officer and Chief Scientific Officer

Biographical information regarding Dr. Lough is provided above under Executive Officers.

John Stetson – Chief Financial Officer, Executive Vice President, Secretary and Director

Biographical information regarding Mr. Stetson is provided above under Executive Officers.

Dr. Edward Swanson – Chief Operating Officer and Director

Biographical information regarding Dr. Swanson is provided above under Executive Officers.

Michael Brauser – Director

Michael Brauser has served as a member of our Board of Directors since September 25, 2015 and served as our Co-Chairman from September 25, 2015 until December 1, 2016. Mr. Brauser has been a self-employed investor/venture capitalist since 2003 investing in both public and private companies. He has been the manager of, and an investor with, Marlin Capital Partners, LLC, a private investment company, since 2003. From 1999 through 2002, he served as President and Chief Executive Officer of Naviant, Inc. (eDirect, Inc.), an Internet marketing company. He was also the founder of Seisant Inc. (eData.com, Inc.). Between October 2005 and November 2006, he served as Chairman of the Board of Directors of SendTec, Inc. (SNDN), a publicly-traded customer acquisition ad agency. He served as the Chairman of the Board of Directors of Chromadex Corp. (CDXC) from October 2011 to March 2015 and served as the Chairman of the Board of Directors of Interclick, Inc. (ICLK) from 2007 until its acquisition by Yahoo!. Mr. Brauser is currently the Chairman of IDI, Inc. (IDI). The Company believes Mr. Brauser is qualified to serve as a director due to his extensive business and management expertise from his background as an executive officer of a number of public companies and his knowledge of accounting and finance.

Mohit Bhansali – Director

Mohit Bhansali has served as one of our directors since December 17, 2014. He served as an executive officer and a director of Spiral Energy Tech Inc. from December 2011 through September 2014. In addition, Mr. Bhansali has served as the President, Secretary and a director of Northern Wind Energy Corp. (formerly Icarus Wind Energy, Inc.) since December 2011 and as the Chief Executive Officer, Chief Financial Officer and Treasurer of Northern Wind Energy Corp. from December 2011 through October 2013, as a director of Silver Horn Mining Ltd. since November 2013, as a co-founder and the Chief Executive Officer of Equity Stock Transfer since November 2011, as a partner of Deadbeat Records LLC since 2010, as a securities specialist at Sichenzia Ross Friedman Ference LLP from 2009 through 2011 and as a securities specialist at Haynes and Boone, LLP from 2006 through 2009. Mr. Bhansali worked as an equity trader with Tradescape and Etrade Securities from 1999 through 2002. In considering Mr. Bhansali as a director of the Company, the Board considered his entrepreneurial experience, his knowledge of capital markets and his experience in a variety of executive roles and his management experience.

Michael Beeghley – Director

Michael Beeghley was appointed to our Board of Directors on December 18, 2015. Mr. Beeghley has 25 years of financial industry experience, including 23 years specifically in corporate finance and financial advisory services. Mr. Beeghley has been serving as President of Applied Economics LLC (“Applied Economics”), a national corporate finance and financial advisory services firm for 18 years. As President of Applied Economics, Mr. Beeghley has initiated managed and closed over $1 billion in corporate finance transactions and has managed, completed and signed over 2,000 financial advisory engagements. Mr. Beeghley is a national expert on mergers & acquisitions and securities valuation, and has been quoted or interviewed for the Atlanta Journal-Constitution, Atlanta Business Chronicle, The Georgia Business Report (GPTV), Catalyst Magazine, and Reuters News Service (New York). He has spoken on financial topics throughout the United States and has been an instructor for the American Institute of Certified Public Accountants, teaching business valuation to societies in ten states. Additionally, Mr. Beeghley has testified as an expert and provided expert opinions on numerous economic, financial and securities issues. Prior to forming Applied Economics, Mr. Beeghley was a Manager in the Corporate Finance Group of Ernst & Young, LLP and a Senior Analyst in the Corporate Finance Group of PricewaterhouseCoopers. Mr. Beeghley is qualified to serve as a director due to his extensive corporate finance background.

Barry Honig – Director

Barry Honig has served as a member of our Board of Directors since September 25, 2015 and served as our Chairman and Chief Executive Officer from September 25, 2015 until December 1, 2016. Mr. Honig has been President of GRQ Consultants, Inc., since January 2004, where he is a private investor and consultant to early stage companies. Mr. Honig is a founder and Director of Pershing Gold (PGLC), a Nasdaq listed emerging gold producer, since September 29, 2010. Mr. Honig is currently the Chairman of the Board of Directors of Levon Resources Ltd. Mr. Honig was the Founder/Co-Chairman of InterCLICK, Inc. (ICLK) from 2007 until its sale to Yahoo! Inc. in December 2011. Mr. Honig served as Co-Chairman of Chromadex Corporation (CDXC), a natural products company, from 2011 to 2015. Mr. Honig graduated from George Washington University in 1993 with a BA in Business Administration. The Company believes Mr. Honig is qualified to serve as a director due to his extensive business and management expertise and his extensive knowledge of capital markets.

Independence of the Board of Directors

The Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, the Board has determined that the following members of the Board are “independent directors” as defined by the rules of The NASDAQ Stock Market: Michael Beeghley, Mohit Bhansali and Michael Brauser.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including Directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal year 2016, all filing requirements applicable to our current officers, directors and greater than 10% beneficial owners were complied with.

Code of Business and Ethical Conduct

We have adopted a Corporate Code of Conduct and Ethics that applies to all employees, including our principal executive officer and principal financial and accounting officer, and directors. The code can be found on our website at www.polarityte.com. We will provide, without charge, a copy of our Corporate Code of Conduct and Ethics upon request to: Secretary, PolarityTE, Inc., 4041-T Hadley Road, S. Plainfield, New Jersey 07080. Disclosure regarding any amendments to, other than technical, administrative or non-substantive amendments, or waivers from, provisions of the Corporate Code of Conduct and Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

BOARD LEADERSHIP STRUCTURE

The Board of Directors is currently chaired by the Chief Executive Officer of the Company, Dr. Lough. The Company believes that combining the positions of Chief Executive Officer and Chairman of the Board of Directors helps to ensure that the Board of Directors and management act with a common purpose. Integrating the positions of Chief Executive Officer and Chairman can provide a clear chain of command to execute the Company’s strategic initiatives. The Company also believes that it is advantageous to have a Chairman with an extensive history with and knowledge of the Company, and extensive technical and industry experience. Notwithstanding the combined role of Chief Executive Officer and Chairman, key strategic initiatives and decisions involving the Company are discussed and approved by the entire Board of Directors. In addition, meetings of the independent directors of the Company are regularly held, which Dr. Lough does not attend. The Company believes that the current leadership structure and processes maintains an effective oversight of management and independence of the Board of Directors as a whole without separate designation of a lead independent director. However, the Board of Directors will continue to monitor its functioning and will consider appropriate changes to ensure the effective independent function of the Board of Directors in its oversight responsibilities.

ROLE OF THE BOARD IN RISK OVERSIGHT

One of the Board of Director’s key functions is informed oversight of the Company’s risk management process. The Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various Board of Directors standing committees that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. The Audit Committee considers and discusses with management the Company’s major financial risk exposures and related monitoring and control of such exposures as well as compliance with legal and regulatory requirements. The Nominating & Governance Committee monitors the effectiveness of our corporate governance guidelines. The Compensation Committee assesses and monitors whether our compensation policies and programs have the potential to encourage excessive risk-taking. Any findings regarding material risk exposure to the Company are reported to and discussed with the Board of Directors.

To assist it in carrying out its duties, the Board of Directors has delegated certain authority to an Audit Committee, a Compensation Committee and a Nominating Committee as the functions of each are described below.

Director	Board	Audit Committee	Compensation Committee	Nominating and Governance Committee
Denver Lough	Chair
Edward Swanson	X
John Stetson	X
Barry Honig	X
Michael Brauser*	X	X	X	X
Mohit Bhansali*	X	X	X	X
Michael Beeghley*	X	X	X	X

*Denotes directors who meet our criteria for “independence.”

Audit Committee. The Board has a standing Audit Committee, currently consisting of Mohit Bhansali (Chairman), Michael Brauser and Michael Beeghley, as of December 1. 2016. Prior to that, our Audit Committee consisted of Edward Karr (Chairman), Andrew Kaplan and Mohit Bhansali. Our Audit Committee held 4 meetings during fiscal year 2016. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings. Our Audit Committee charter complies with Rule 10A-3 of the Exchange Act, and the requirements of The NASDAQ Capital Market. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The charter of the Audit Committee can be found on our website at www.polarityte.com.

The Board has determined that each member of the audit committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the audit committee is “independent,” as that term is defined by the rules of The NASDAQ Capital Market.

The Board has determined that Mr. Mohit Bhansali is a “financial expert” serving on its Audit Committee, and that Michael Brauser and Michael Beeghley are each independent, as the SEC has defined that term in Item 407 of Regulation S-K. Please see the biographical information for these individuals contained in the section above entitled, “The Board of Directors.”

Nominating and Governance Committee. The Board has a standing Nominating and Governance Committee. As of December 1, 2016, the Nominating and Governance Committee consists of Michael Beeghley (Chairman), Mohit Bhansali and Michael Brauser. Prior to that our Nominating and Corporate Governance Committee consisted of Andrew Kaplan (Chairman) and Michael Beeghley. The Nominating and Governance Committee may employ a variety of methods for identifying and evaluating nominees for director. Both members of the Nominating and Governance Committee qualify as independent as defined by the rules of the Nasdaq Stock Market. The Nominating and Governance Committee held 3 meetings during fiscal year 2016. The Nominating and Governance Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for its composition and meetings. The charter of the Nominating and Governance Committee can be found on our website at www.polarityte.com.

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

Director Nominations

There have been no material changes to the procedures by which a stockholder may recommend nominees to the Board of Directors since our last disclosure of these procedures.

Compensation Committee; Compensation Committee Interlocks and Insider Participation. The Compensation Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of The NASDAQ Capital Market. None of the members of the Compensation Committee during fiscal 2016 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director. The current members of the Compensation Committee, as of December 1, 2016, are Michael Beeghley (Chairman), Michael Brauser and Mohit Bhansali. Prior to that, our Compensation Committee consisted of Andrew Kaplan (Chairman), and Edward Karr. The Compensation Committee has no interlocks with other companies. The Compensation Committee held 3 meetings during fiscal year 2016. The charter of the Compensation Committee can be found on our website at www.polarityte.com.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued during the last two fiscal years ended October 31, 2016 and October 31, 2015. During the last two fiscal years ended October 31, 2016 and October 31, 2015, none of our other executive officers earned compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)		Option Awards (2) ($)		Non-Equity Incentive Plan Compens-ation (3) ($)	All Other Compens-ation (4) ($)		Total ($)
Barry Honig,	2016	55,385	-0-	451,500	(11)	293,125	(19)	-0-	-0-		800,010
Former Chief Executive Officer and Co-Chairman of the Board (5)	2015	8,308	-0-	496,000	(12)	-0-		-0-	-0-		504,308
John Stetson	2016	151,385	-0-	451,500	(11)	293,125	(19)	-0-	-0-		896,010
Chief Financial Officer (6)	2015	8,308	-0-	372,000	(13)	14,684	(20)	-0-	-0-		394,992
David Rector	2016	-0-	-0-	42,998	(14)	32,782	(20)	-0-	-0-		75,780
Former Chief Executive Officer (7)	2015	6,708	-0-	116,000	(15)	6,273	(21)	-0-	-0-		128,981
Jesse Sutton	2016	-0-	-0-	-0-				-0-	-0-		-0-
Former Chief Executive Officer (8)	2015	273,646	-0-	15,841	(16)	30,546	(22)	-0-	513,859	(24)	833,892
Michael Vessey	2016	-0-	-0-	-0-		-0-		-0-	-0-		-0-
Former Chief Financial Officer (9)	2015	140,770	-0-	46,560	(17)	14,684	(23)	-0-	305,900	(25)	507,914
Gary Anthony	2016	-0-	-0-	-0-				-0-	-0-		-0-
Former Chief Financial Officer (10)	2015	89,200	30,000	28,000	(18)			-0-	-0-		147,200

(1) Represents the aggregate grant date fair value for restricted stock awards granted during fiscal years 2015 and 2016, respectively, computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements reported in our Annual Report on Form 10-K for our fiscal year ended October 31, 2016 for details as to the assumptions used to determine the grant date fair value of the restricted stock awards.
(2) Represents the aggregate grant date fair value for option awards granted during fiscal years 2015 and 2016, respectively, computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements reported in our Annual Report on Form 10-K for our fiscal year ended October 31, 2016 for details as to the assumptions used to determine the grant date fair value of the option awards.
(3) Represents amounts paid to named executive officers in the applicable year pursuant to the Company’s STI Plan.
(4) Represents health and dental insurance premiums in excess of coverage provided to other employees.
(5) Appointed on September 25, 2015. Resigned as Chief Executive Officer and Chairman on December 1, 2016.
(6) Appointed on September 25, 2015.
(7) Served as Chief Executive Officer from July 27, 2015 until September 25, 2015.
(8) Resigned on July 27, 2015.
(9) Resigned on March 17, 2015.
(10) Served as Chief Accounting Officer from April 1, 2015 to September 25, 2015, prior to this beginning May 2011, he served as the Company’s Corporate Controller.
(11) Represents 87,500 shares at a grant date fair value of $5.16 per common share.
(12) Represents 66,666 shares at a grant date fair value of $7.44 per common share.
(13) Represents 50,000 shares at a grant date fair value of $7.44 per common share.
(14) Represents 8,333 shares at a grant date fair value of $5.16 per common share.
(15) Represents 16,667 shares at a grant date fair value of $6.96 per common share.
(16) Represents 3,882 shares at a grant date fair date value of $4.08 per common share.
(17) Represents 2,588 shares at a grant date fair value of $4.08 per common share and 5,000 shares at a grant date fair value of $7.20 per common share.
(18) Represents 3,333 shares at a grant date fair value of $8.04 per common share.
(19) Represents stock options to purchase 87,500 common shares at an exercise price of $4.80 per common share.
(20) Represents stock options to purchase 8,333 common shares at an exercise price of $4.80 per common share and to purchase 1,916 common shares at an exercise price of $5.22 per common share.
(21) Represents stock options to purchase 1,166 common shares at an exercise price of $8.58 per common share.
(22) Represents stock options to purchase 11,958 shares of common stock at an exercise price of $4.08 per common share.
(23) Represents stock options to purchase 5,745 common shares at an exercise price of $4.08 per common share.
(24) Represents $13,859 paid for health and dental insurance premiums in excess of coverage provided to other employees as well as $500,000 paid in severance payments paid to Zift Interactive, LLC.
(25) Represents $5,900 paid for health and dental insurance premiums in excess of coverage provided to other employees and $300,000 in severance payments.

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

No incentive plan was offered for fiscal year 2016.

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

On March 30, 2015, at our 2015 annual meeting, our stockholders approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the reservation of 2,250,000 shares of our Common Stock thereunder. On May 10, 2016, at our 2016 annual meeting, our stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan” and together with the 2014 Plan, the “Plans”) and the reservation of 4,000,000 shares of our Common Stock thereunder. Awards under the Plans may be granted pursuant to the Plans only to persons who are eligible persons. Under the Plans, “Eligible Person” means any person who is either: (a) an officer (whether or not a director) or employee of the Company or one of its subsidiaries; (b) a director of the Company or one of its subsidiaries; or (c) an individual consultant who renders bona fide services (other than services in connection with the offering or sale of securities of the Company or one of its subsidiaries in a capital-raising transaction or as a market maker or promoter of securities of the Company or one of its subsidiaries) to the Company or one of its subsidiaries and who is selected to participate in the Plans by the Plan administrator; provided, however, that an Eligible Person may only participate in the Plans if such participation would not adversely affect either the Company’s eligibility to use Form S-8 to register, under the Securities Act, the offering and sale of shares issuable under the Plans by the Company or the Company’s compliance with any other applicable laws.

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

The shares granted to our officers and directors under these stock awards are as follows:

Name	Shares
Jesse Sutton	3,883
Michael Vesey	2,589
Laurence Aronson	3,883
Stephen Wilson	2,589
Trent Davis	1,079
Mohit Bhansali	1,079
Adam Sultan	2,157

On December 17, 2014, the Company granted options to purchase Common Stock to certain of its executive officers and directors in consideration for their respective roles in the Company. The stock options were granted with an exercise price of $4.08 per share and would fully vest upon a trigger event, which occurred on September 30, 2015, and are exercisable until December 17, 2019. They were granted under the 2014 Plan.

The shares granted to our officers and directors under these stock awards are as follows:

Name	Option Award
Jesse Sutton	11,951
Michael Vesey	5,745
Laurence Aronson	11,951
Stephen Wilson	10,745
Trent Davis	9,339
Mohit Bhansali	9,339
Adam Sultan	2,010

On April 23, 2015, Laurence Aronson, Mohit Bhansali and Trent Davis were each granted options to purchase 1,191 shares of Common Stock with an exercise price of $8.40 per share. These awards were granted pursuant to the 2014 Plan. The options fully vested on October 23, 2015, and they are exercisable until April 23, 2020.

On June 27, 2015, David Rector was granted 16,667 restricted stock units. The vesting on this grant was accelerated on January 12, 2016. These awards were granted under the 2014 Plan.

On July 27, 2015, David Rector was granted options to purchase 1,166 shares of Common Stock with an exercise price of $8.58 per share. These awards were granted under the 2014 Plan.

On September 30, 2015, we entered into Restricted Stock Agreements with certain of our executive officers and directors. The stock awards provide for grants of Common Stock to our officers and directors under the 2014 Plan. The stock awards all vested on December 1, 2016.

The shares of Common Stock granted to our officers and directors under these stock awards are as follows:

Name	Shares
Barry Honig	66,666
John Stetson	50,000
Michael Brauser	66,666
Mohit Bhansali	4,166
Edward Karr	8,333
Andrew Kaplan	8,333

On December 18, 2015, we entered into Restricted Stock Agreements with certain of our executive officers and directors. The stock awards provide for grants of common stock to our officers and directors under the 2014 Plan. The stock awards all vested on December 1, 2016.

The shares of Common Stock granted to our officers and directors under these stock awards are as follows:

Name	Shares
Michael Beeghley	8,333

Additionally, on December 18, 2015, Michael Brauser, Andrew Kaplan, Edward Karr, and Michael Beeghley were granted option to purchase 1,587 stock shares of Common Stock with an exercise price of $6.30 per share. These options fully vested six months from the grant date.

On June 1, 2016, Michael Brauser, Michael Beeghley, Andrew Kaplan, Edward Karr, Mohit Bhansali and David Rector were granted options to purchase 1,915 shares of Common Stock at an exercise price of $5.22 per share which options vested in full six months from the date of grant.

On December 1, 2016, the Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) and the reservation of 3,450,000 shares of common stock for issuance thereunder. On December 7, 2016, the Company granted options with an exercise price of $3.12 per share to the individuals listed below pursuant to the 2017 Plan. The 2017 Plan and options are subject to stockholder approval.

Name	Shares
Michael Neumeister	141,000
Jeff Dyer	141,000
Matthew Swanson	141,000
Stephen Milner	50,000
Anthony Blum	10,000
Nicholas Baetz	50,000
Devin Miller	75,000
Christine Hashimoto	10,000
Mary Dyer Lough	10,000

Employment and Separation Agreements

During 2015 and 2016, we had employment agreements with each of the named executive officers.

Denver Lough’s Employment Agreement

On December 1, 2016, the Company entered into an employment agreement with Dr. Denver Lough (the “Lough Employment Agreement”). Pursuant to the terms of the Lough Employment Agreement, Dr. Lough will serve as Chairman of the Board and as Chief Executive Officer and Chief Scientific Officer of the Company for a term of one year which shall be automatically renewed for successive one year periods thereafter unless earlier terminated. Pursuant to the Lough Employment Agreement, the Company shall pay Dr. Lough (i) a one-time signing bonus of $100,000, (ii) an annual base salary of $350,000, (iii) an annual discretionary bonus, as determined by the Board, in an amount up to 100% of Dr. Lough’s then current base salary and (iv) 10 year options (the “Lough Options”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price of $3.15 per share (equal to 100% of the market price as defined by NASDAQ (“Fair Market Value”)) which Options shall vest in 24 equal installments commencing on the one month anniversary of the Lough Employment Agreement. The Lough Options were granted pursuant to the 2017 Plan and the exercise of the Lough Options and the 2017 Plan are subject to stockholder approval.

Edward Swanson’s Employment Agreement

On December 1, 2016, the Company entered into an employment agreement with Edward Swanson (the “Swanson Employment Agreement”). Pursuant to the terms of the Swanson Employment Agreement, Dr. Swanson will serve as Chief Operating Officer of the Company for a term of one year which shall be automatically renewed for successive one year periods thereafter unless earlier terminated. Pursuant to the Swanson Agreement, the Company shall pay Dr. Swanson (i) a one-time signing bonus of $100,000, (ii) an annual base salary of $300,000, (iii) an annual discretionary bonus, as determined by the Board, in an amount up to 100% of Dr. Swanson’s then current base salary and (iv) 10 year options (the “Swanson Options”) to purchase up to 846,000 shares of the Company’s Common Stock pursuant to the 2017 Plan at Fair Market Value which Swanson Options shall vest in 24 equal installments commencing on the one month anniversary of the Swanson Employment Agreement and are subject to stockholder approval.

Jesse Sutton’s Employment Agreement and Separation Agreement

Mr. Sutton’s employment agreement provided for an annual base salary of $363,000 and a discretionary bonus of up to 100% of his base salary. On July 27, 2015, Mr. Sutton resigned from his position as Chief Executive Officer of the Company and the Company entered into a separation agreement with Mr. Sutton (the “Sutton Separation Agreement”). Pursuant to the terms of the Sutton Separation Agreement, for a period of 24 months following Mr. Sutton’s resignation, Mr. Sutton will provide consulting and support services (the “Services”) to the Company’s Download Business (as defined in the Separation Agreement). In addition, Mr. Sutton is expected to receive a severance payment, which will include 50% of the Net Monthly Revenues (as defined in the Sutton Separation Agreement) generated by the Company from the Download Business (as defined in the Sutton Separation Agreement), but in no event more than $10,000 per month; provided that Mr. Sutton is still providing the Services. In addition, the Company continued its contributions towards Mr. Sutton’s health care benefits until the earlier of (i) 12 months following Mr. Sutton’s resignation or (ii) until Mr. Sutton becomes covered by an equivalent benefit. Lastly, Mr. Sutton shall has 18 months from his date of resignation to exercise any previously issued stock options, except that the original expiration date of any such options shall not be extended.

Michael Vesey’s Employment Agreement and Separation Agreement

Mr. Vesey’s employment agreement provided for an annual base salary of $300,000 and an annual cash bonus to be determined in the sole discretion of the Company. On February 17, 2015, Mr. Vesey entered into a separation agreement (the “Vesey Separation Agreement”) with the Company pursuant to which Mr. Vesey resigned as the Company’s Chief Financial Officer effective March 17, 2015. Pursuant to the Vesey Separation Agreement, Mr. Vesey provided general business and consulting services to the Company to assist in transitional needs and activities of the Company for a period of six months following his resignation. In addition, upon his resignation and in addition to the other benefits as outlined his employment agreement, Mr. Vesey received a lump sum payment of $200,000 and an additional payment of $100,000 thereafter payable in six equal monthly installments. Moreover, the Company agreed to vest all of Mr. Vesey’s previously unvested securities, other than securities granted pursuant to the Company’s 2014 Plan and, in consideration for Mr. Vesey’s consulting services, the Company granted Mr. Vesey 5,000 shares of restricted Common Stock under the 2014 Plan.

Barry Honig’s Employment Agreement

Mr. Honig’s employment agreement provides for an annual base salary of $120,000 and a discretionary bonus to be determined by the Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Honig would be entitled to certain payments and benefits if the Company terminated the executive’s employment without “cause” or the executive terminated his employment for “good reason”. Benefits are also provided if the executive is terminated in connection with a change in control. The benefit levels under the employment agreement generally include continued payment of base salary, a bonus for the year of termination, accelerated vesting of equity awards and continued welfare benefits, and are described in more detail under the “Potential Payments Upon Termination or Change-In-Control” below. Mr. Honig resigned as Chief Executive Officer on December 1, 2016.

John Stetson’s Employment Agreement

Mr. Stetson’s employment agreement provides for an annual base salary of $120,000 and a discretionary bonus to be determined by the Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Stetson would be entitled to certain payments and benefits if the Company terminated the executive’s employment without “cause” or the executive terminated his employment for “good reason”. Benefits are also provided if the executive is terminated in connection with a change in control. The benefit levels under the employment agreements generally include continued payment of base salary, a bonus for the year of termination, accelerated vesting of equity awards and continued welfare benefits, and are described in more detail under the “Potential Payments Upon Termination or Change-In-Control” below.

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

Dr. Denver Lough, Chief Executive Officer and Chief Scientific Officer

If Dr. Lough terminates the Lough Employment Agreement for Good Reason (as defined in the Lough Employment Agreement) or a Change of Control (as defined in the Lough Employment Agreement) or the Company terminates the Lough Employment Agreement without Cause (as defined in the Lough Employment Agreement), then Dr. Lough shall be entitled to receive (i) the sum of his then base salary from the date of termination, (ii) reasonable expenses incurred by Dr. Lough in connection with the performance of his duties, (iii) accrued but unused vacation time through the date of termination, (iv) the sum of this then annual bonus and (v) all Share Awards (as defined in the Lough Employment Agreement) earned and vested prior to the date of termination. In addition, Dr. Lough shall have the right to Participation Payments (as defined in the Lough Employment Agreement) from commercial transactions associated with the Patents (as defined in the Lough Employment Agreement) and intellectual property rights associated with such Patents. If the Company terminates the Lough Employment Agreement for Cause, the Company will have no further obligations or liability to Dr. Lough except for the obligation to (i) pay Dr. Lough his then annual salary through the date of termination, (ii) unpaid annual bonus pursuant to the terms of the Lough Employment Agreement, (iii) reasonable expenses incurred by Dr. Lough in connection with the performance of his duties and (v) accrued but unused vacation time through the date of termination.

Dr. Swanson, Chief Operating Officer

If Dr. Swanson terminates the Swanson Employment Agreement for Good Reason (as defined in the Swanson Employment Agreement) or a Change of Control (as defined in the Swanson Employment Agreement) or the Company terminates the Swanson Employment Agreement without Cause(as defined in the Swanson Employment Agreement), then Dr. Swanson shall be entitled to receive (i) the sum of his then base salary from the date of termination, (ii) reasonable expenses incurred by Dr. Swanson in connection with the performance of his duties, (iii) accrued but unused vacation time through the date of termination, (iv) the sum of this then annual bonus and (v) all Share Awards (as defined in the Swanson Employment Agreement) earned and vested prior to the date of termination. If the Company terminates the Swanson Employment Agreement for Cause, the Company will have no further obligations or liability to Dr. Swanson except for the obligation to (i) pay Dr. Swanson his then annual salary through the date of termination, (ii) unpaid annual bonus pursuant to the terms of the Swanson Employment Agreement, (iii) reasonable expenses incurred by Dr. Swanson in connection with the performance of his duties and (v) accrued but unused vacation time through the date of termination.

Mr. John Stetson, Chief Financial Officer

Pursuant to his employment agreement, if the Company terminates Mr. Stetson’s employment without “cause” (as such term is defined Mr. Steton’s employment agreement) or Mr. Stetson resigns for “good reason” or following a “Change of Control” (as such terms are defined in Mr. Stetson’s employment agreement), he will receive severance benefits from the Company, including a cash amount equal to 100% of Mr. Stetson’s base salary, annual bonus and share awards during the preceding year.

Mr. Barry Honig, Former Chief Executive Officer

Pursuant to his employment agreement, if the Company terminates Mr. Honig’s employment without “cause” (as such term is defined in Mr. Honig’s employment agreement) or Mr. Honig resigns for “good reason” or following a “Change of Control” (as such terms are defined in Mr. Honig’s employment agreement), he will receive severance benefits from the Company, including a cash amount equal to 100% of Mr. Honig’s base salary, annual bonus and share awards during the preceding year. Mr. Honig resigned as Chief Executive Officer on December 1, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended October 31, 2016, to each of the then executive officers and directors named in the Summary Compensation Table.

					Option Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Michael Brauser	1,587	(2)	—		$6.30	December 18, 2020	66,666	(6)	$238,664
	43,750	(3)	43,750	(3)	$4.80	April 24, 2026	43,750	(7)	$156,625
	—		1,916	(4)	$5.22	June 1, 2021	—		$—
Barry Honig	43,750	(3)	43,750	(3)	$4.80	April 24, 2026	66,666	(6)	$238,664
	—		—		—	—	43,750	(7)	$156,625
John Stetson	43,750	(3)	43,750	(3)	$4.80	April 24, 2026	50,000	(6)	$179,000
	—		—		—	—	43,750	(7)	$156,625
David Rector	1,166	(5)	—		$8.58	July 27, 2020	4,167	(7)	$14,918
	4,167	(3)	4,166	(3)	$4.80	April 24, 2026	—		$—
	—		1,916	(4)	$5.22	June 1, 2021	—		$—
Michael Beeghley	1,587	(5)	—		$6.30	December 18, 2020	8,333	(6)	$29,832
	2,604	(3)	2,604	(3)	$4.80	April 24, 2026	2,604	(7)	$9,322
	—		1,916	(4)	$5.22	June 1, 2021	—		$—
Andrew Kaplan	1,587	(5)	—		$6.30	December 18, 2020	8,333	(6)	$29,832
	3,646	(3)	3,646	(3)	$4.80	April 24, 2026	3,646	(7)	$13,053
	—		1,916	(4)	$5.22	June 1, 2021	—		$—
Mohit Bhansali	12,500	(3)	12,500	(3)	$4.80	April 24, 2026	4,166	(6)	$14,914
	—		1,916	(4)	$5.22	June 1, 2021	12,500	(7)	$44,750
Edward Karr	1,587	(2)	—		$6.30	December 18, 2020	8,333	(6)	$29,832
	8,334	(3)	8,333	(3)	$4.80	April 24, 2026	8,334	(7)	$29,836
	—		1,916	(4)	$5.22	June 1, 2021	—		$—

(1)	Market value based on closing stock price of $1.22 on October 31, 2016.
(2)	Option was exercisable 6 months following the grant date of December 18, 2015.
(3)	Option was 50% exercisable on May 10, 2016 and 50% exercisable upon the occurrence of a performance condition.
(4)	Option was exercisable on November 30, 2016.
(5)	Option was exercisable on January 27, 2016.
(6)	Vests at the end of each calendar month, at a rate of 1/24 of such shares per month.
(7)	Stock grant was 50% vested on May 10, 2016 and amount represents the 50% vested upon the occurrence of a performance condition.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended October 31, 2016 to each of our directors, current and former.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (2)		All Other Compensation ($)	Total ($)
Barry Honig (16)	$-	$451,500	(3)	$293,125	(9)	$-	$744,625
Michael Brauser (17)	$6,200	$451,500	(3)	$297,992	(10)	$-	$755,692
Mohit Bhansali	$900	$129,000	(4)	$172,367	(11)	$-	$302,267
Edward Karr (18)	$6,500	$86,002	(5)	$60,701	(12)	$-	$153,203
Andrew Kaplan (19)	$6,500	$37,627	(6)	$29,295	(13)	$-	$73,422
Michael Beeghley	$6,500	$26,873	(7)	$22,313	(14)	$-	$55,686
David Rector (20)	$900	$42,998	(9)	$32,782	(15	$-	$76,680

(1) Represents the aggregate grant date fair value for stock awards granted by us in fiscal year 2016 computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements reported in our Annual Report on Form 10-K for fiscal year ended October 31, 2016 for details as to the assumptions used to determine the fair value of the stock awards.
(2) Represents the aggregate grant date fair value for options granted by us in fiscal year 2016 computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements reported in our Annual Report on Form 10-K for fiscal year ended October 31, 2016 for details as to the assumptions used to determine the fair value of the option awards.
(3) Represents 87,500 shares at a grant date fair value of $5.16 per common share.
(4) Represents 25,000 shares at a grant date fair value of $5.16 per common share.
(5) Represents 16,667 shares at a grant date fair value of $5.16 per common share.
(6) Represents 7,292 shares at a grant date fair value of $5.16 per common share.
(7) Represents 5,208 shares at a grant date fair value of $5.16 per common share.
(8) Represents 8,333 shares at a grant date fair value of $5.16 per common share.
(9) Represents stock options to purchase 87,500 common shares at an exercise price of $4.80 per common share.
(10) Represents stock options to purchase 87,500 common shares at an exercise price of $4.80 per common share and to purchase 1,916 common shares at an exercise price of $5.22 per common share.
(11) Represents stock options to purchase 50,000 common shares at an exercise price of $4.80 per common share and to purchase 1,916 common shares at an exercise price of $5.22 per common share.
(12) Represents stock options to purchase 16,667 common shares at an exercise price of $4.80 per common share and to purchase 1,916 common shares at an exercise price of $5.22 per common share.
(13) Represents stock options to purchase 7,292 common shares at an exercise price of $4.80 per common share and to purchase 1,916 common shares at an exercise price of $5.22 per common share.
(14) Represents stock options to purchase 5,208 common shares at an exercise price of $4.80 per common share and to purchase 1,916 common shares at an exercise price of $5.22 per common share.

(15) Represents stock options to purchase 8,333 common shares at an exercise price of $4.80 per common share and to purchase 1,916 common shares at an exercise price of $5.22 per common share.

(16) Resigned as Co-Chairman on December 1, 2016 but remained a director of the Company.

(17) Resigned as Co-Chairman on December 1, 2016 but remained a director of the Company.

(18) Resigned on December 1, 2016.

(19) Resigned on December 1, 2016.

(20) Resigned on December 1, 2016.

Name	Number of Stock Options Held at Fiscal Year-End	Number of Shares of Restricted Stock Held at Fiscal Year- End
Michael Brauser (7)	1,587 (1)	66,666 (5)
	87,500 (2)	43,750 (6)
1,916 (3)
Barry Honig (8)	87,500 (2)	66,666 (5)
43,750 (6)
John Stetson (9)	87,500 (2)	50,000 (5)
43,750 (6)
David Rector (10)	1,166 (4)	4,167 (6)
8,333 (2)
1,916 (3)
Michael Beeghley	1,587 (1)	8,333 (5)
	5,208 (2)	2,604 (6)
1,916 (3)
Andrew Kaplan (11)	1,587 (1)	8,333 (5)
	7,292 (2)	3,646 (6)
1,916 (3)
Mohit Bhansali	25,000 (2)	4,166 (5)
	1,916 (3)	12,500 (6)
Edward Karr (12)	1,587 (1)	8,333 (5)
	16,667 (2)	8,334 (6)
1,916 (3)

(1)	Option has an exercise price of $6.30 per share and was exercisable 6 months following the grant date of December 18, 2015.
(2)	Option has an exercise price of $4.80 per share and was 50% exercisable on May 10, 2016 and 50% exercisable upon the occurrence of a performance condition.
(3)	Option has an exercise price of $5.22 per share and was exercisable on November 30, 2016.
(4)	Option has an exercise price of $8.58 per share and was exercisable on January 27, 2016.
(5)	Vests at the end of each calendar month, at a rate of 1/24 of such shares per month, starting on the grant date of September 30, 2015.
(6)	Stock grant was 50% vested on May 10, 2016 and amount represents the 50% vested upon the occurrence of a performance condition.
(7)	Resigned as Co-Chairman on December 1, 2016 but remained a director of the Company.
(8)	Resigned as Co-Chairman on December 1, 2016 but remained a director of the Company.
(9)	Appointed on December 1, 2016.
(10)	Resigned on December 1, 2016.
(11)	Resigned on December 1, 2016.
(12)	Resigned on December 1, 2016.

Director Compensation Policy

During the fiscal year ended October 31, 2016, our directors were compensated in accordance with the following terms. Each non-employee director received an annual cash retainer of $5,000, other than the Chair of the Company’s Audit Committee, who received $6,000. In addition, the Chairman of the Board received an additional annual cash retainer of $10,000.

Each non-employee director was also entitled to receive 5-year options to purchase shares of the Company’s Common Stock valued at $10,000, calculated by dividing $10,000 by the closing stock price on the date the award was granted. The options vest in full six months after the grant date, provided the applicable director is still serving on the Board.

Each non-employee director was entitled to a fee of $2,500 for each Board meeting at which the director was present in person, and each member of our Board committees was entitled to a fee of $800 for each committee meeting at which the director was present in person. Each non-employee director was entitled to a fee of $300 for each teleconference called by either the Chairman of the Board, the President of the Company or the Chairman of a Board committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information known to us concerning the beneficial ownership of the Company’s Common Stock as of January 30, 2017 for:

●	each person known by us to beneficially own more than 5% of the Company’s Common Stock;

●	each of our directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of the Company’s Common Stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of the above date, whether through the exercise of options, warrants or otherwise. Applicable percentages are based on 4,250,617 shares of Common Stock outstanding on the date above, adjusted as required by rules promulgated by the SEC. Except as otherwise indicated, addresses are c/o PolarityTE, Inc., 4041-T Hadley Road, S. Plainfield, New Jersey 07080.

Common Stock	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock
Executive Officers and Directors:
Denver Lough	0	*
Edward Swanson	0	*
Barry Honig (1)(2)	472,404	10.89%
Michael Brauser (3)(4)	425,197	9.71%
John Stetson (5)(6)	421,311	9.71%
Michael Beeghley (7)	48,011	1.12%
Mohit Bhansali (8)	96,879	2.26%
Michael Neumeister	0	*
Current Executive Officers and Directors as a Group(8 persons)	1,463,802	32.08%

Greater than 5% Holders:
Mark Groussman (9)(10) 5154 La Gorce Drive Miami Beach, FL 33140	399,252	9.15%

Frost Gamma Investments Trust (11) (12) 4400 Biscayne Blvd. Miami, FL 33137	444,836	9.99%

*	Represents beneficial ownership of less than 1% of the shares of Common Stock.

(1) Barry Honig is the Trustee of GRQ Consultants, Inc. 401K (“401K”) and GRQ Consultants, Inc. Roth 401K FBO Barry Honig (“Roth 401K”), and he is the managing member of Marlin Capital Investments, LLC (“Marlin”). In such capacities he is deemed to hold voting and dispositive power over the securities held by such entities.

(2) Represents (i) 197,148 shares of Common Stock held by Barry Honig, (ii) 15,179 shares of Common Stock held by 401K, (iii) 18,411 shares of Common Stock held by Roth 401K, (iv) a restricted stock grant of 66,666 shares of Common Stock granted to Barry Honig, (v) a restricted stock grant of 87,500 shares pursuant to the 2016 Plan and (iv) an option to purchase 87,500 shares of common stock pursuant to the 2016 Plan. Excludes (i) 367,647 shares of Common Stock underlying Series A Convertible Preferred Stock held by Mr. Honig, (ii) 25,776 shares of Common Stock underlying Series A Convertible Preferred Stock held by Roth 401K, (iii) 19,608 shares of Common Stock underlying Series A Convertible Preferred Stock held by Marlin, (iv)262,605 shares of Common Stock underlying shares of Series B Convertible Preferred Stock held by Mr. Honig, (v) 14,006 shares of Common Stock underlying shares of Series B Convertible Preferred Stock held by Marlin, (vi) 138,889 shares of Common Stock underlying shares of Series C Convertible Preferred Stock held by 401K and (vii) 55,555 shares of Common Stock underlying shares of Series D Convertible Preferred Stock held by 401K. Each of the forgoing classes of preferred stock contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding Common Stock together with all shares owned by the holder and its affiliates.

(3) Michael Brauser is Chairman of the Betsy & Michael Brauser Charitable Family Foundation (“Family Foundation”), Trustee of Grander Holdings, Inc. 401K (“Grander 401K”) and a Manager of Marlin. In such capacities he is deemed to hold voting and dispositive power over the securities held by such entities.

(4) Represents (i) 154,166 shares of Common Stock held by Michael Brauser, (ii) 5,030 shares of Common Stock held by Grander 401K, (iii) 20,833 shares of Common Stock held by Family Foundation, (iv) a restricted stock grant of 66,666 shares of Common Stock granted to Michael Brauser, (v) a restricted stock grant of 87,500 shares pursuant to the 2016 Plan, (vi) an option to purchase 87,500 shares of Common Stock pursuant to the 2016 Plan, (vii) an option to purchase 1,587 shares of Common Stock and (viii) an option to purchase 1,915 shares of Common Stock. Excludes (i) 367,647 shares of Common Stock underlying Series A Convertible Preferred Stock held by Michael Brauser, (iii) 19,608 shares of Common Stock underlying Series A Convertible Preferred Stock held by Marlin, (iv) 262,605 shares of Common Stock underlying shares of Series B Convertible Preferred Stock held by Michael Brauser, (v) 14,006 shares of Common Stock underlying shares of Series B Convertible Preferred Stock held by Marlin, (vi) 85,247 shares of Common Stock underlying shares of Series C Convertible Preferred Stock held by Grander 401K, (vii) 8,333 shares of Common Stock underlying shares of Series D Convertible Preferred Stock held by Family Foundation and (viii) 36,112 shares of Common Stock underlying shares of Series D Convertible Preferred Stock held by Grander 401K. Each of the forgoing classes of preferred stock contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding Common Stock together with all shares owned by the holder and its affiliates.

(5) John Stetson is the President of Stetson Capital Investments, Inc. (“Stetson Capital”), and the Trustee of Stetson Capital Investments, Inc. Retirement Plan (“Stetson Retirement Plan”). In these capacities, he has voting and dispositive control over the securities held by such entities. In addition, John Stetson is the Chief Financial Officer of the Company.

(6) Represents (i) 157,423 shares of Common Stock held by John Stetson, (ii) 19,444 shares of Common Stock held by Stetson Capital, (iii) 19,444 shares of Common Stock held by Stetson Retirement Plan, (iv) a restricted stock grant of 50,000 shares of Common Stock granted to John Stetson, (v) a restricted stock grant of 87,500 shares pursuant to the 2016 Plan, (vi) an option to purchase 87,500 shares of Common Stock pursuant to the 2016 Plan.

(7) Represents (i) 13,541 shares of Common Stock, (ii) an option to purchase 1,587 shares of Common Stock, (iii) an option to purchase 5,208 shares of Common Stock pursuant to the 2016 Plan, (iv) an option to purchase 1,915 shares of Common Stock, (v) a restricted stock grant of 8,333 shares of Common Stock, (vi) a restricted stock grant of 5,208 shares pursuant to the 2016 Plan and (vii) a restricted stock grant of 15,000 shares of Common Stock.

(8) Represents (i) 30,244 shares of Common Stock, (ii) an option to purchase 9,338 shares of Common Stock, (iii) an option to purchase 1,190 shares of Common Stock, (iv) an option to purchase 25,000 shares of Common Stock pursuant to the 2016 Plan, (v) an option to purchase 1,915 shares of Common Stock, (vi) a restricted stock grant of 1,078 shares of Common Stock, (vii) a restricted stock grant of 4,166 shares of Common Stock and (viii) a restricted stock grant of 25,000 shares pursuant to the 2016 Plan.

(9) Mark Groussman is the President of Melechdavid, Inc. (“Melechdavid”), and the Trustee of each of the Erica and Mark Groussman Foundation, Inc. (“Groussman Foundation”), and the Melechdavid Inc., Retirement Plan (“Melechdavid Retirement Plan”). In such capacities, he has voting and dispositive control over the securities held by such entities.

(10) Represents (i) 158,100 shares of Common Stock held by Melechdavid, (ii) 25,000 shares of Common Stock held by Groussman Foundation,(iii) 105,041 shares of Common Stock held by Melechdavid Retirement Plan and (iv) 111,111 shares of Common Stock underlying shares of Series C Convertible Preferred Stock held by Melechdavid.

(11) Dr. Phillip Frost, M.D. is the trustee of Frost Gamma Investments Trust (“FGIT”). Frost Gamma L.P. is the sole and exclusive beneficiary of FGIT. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is the sole shareholder of Frost-Nevada Corporation. Dr. Frost disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest therein and this report shall not be deemed an admission that Dr. Frost is the beneficial owner of these securities for purposes of Section 16 or for any other purpose.

(12) Represents (i) 242,640 shares of Common Stock, (ii) 194,451 shares of Common Stock underlying shares of Series A Convertible Preferred Stock and (iii) 7,745 shares of Common Stock underlying shares of Series B Convertible Preferred Stock. Excludes (i) 254,860 shares of Common Stock underlying shares of Series B Convertible Preferred Stock, (ii) 69,445 shares of Common Stock underlying shares of Series C Convertible Preferred Stock and (iii) 55,555 shares of Common Stock underlying shares of Series D Convertible Preferred Stock. Each of the forgoing classes of preferred stock contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 9.99% of the Company’s issued and outstanding Common Stock together with all shares owned by the holder and its affiliates.

Change in Control

The Company is not aware of any arrangement that might result in a change in control in the future. The Company has no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Equity Compensation Plan Information (as of October 31, 2016)

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	390,525	(1)	$6.02	0
Equity compensation plans not approved by security holders	0		0	0
Total	390,525	(1)	$6.02	0

(1)	18,947 securities are pursuant to the 2004 Plan, 11,490 securities are pursuant to the 2014 Plan, 30,924 securities are issued pursuant to the 2015 Plan and 329,164 securities are issued pursuant to the 2016 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. As required by SEC rules, the Company discloses all related party transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of the smaller reporting company’s total assets at year-end for the last two fiscal years. During the fiscal year ended October 31, 2016, the Company had no such related party transactions.

Policy for Review of Related Party Transactions

The Company has a formal written policy governing the review and approval of related person transactions, which is posted under the heading “Corporate Governance” of the Investor Relations section of our website at www.polarityte.com. For purposes of this policy, consistent with The NASDAQ Stock Market rules, the terms “related person” and “transaction” are as defined in Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended. The policy provides that each director and executive officer shall promptly notify our General Counsel of any transaction involving the Company and a related person. Such transaction will be presented to and reviewed by the Nominating and Governance Committee for approval, ratification or such other action as may be appropriate. The Nominating and Governance Committee shall approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and its stockholders, taking into account all available facts and circumstances as the Nominating and Governance Committee determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction, whether there are any compelling business reasons for the Company to enter into the transaction, whether the transaction would impair the independence of an otherwise independent director and whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the overall financial position of the director, executive officer or other related person, the direct or indirect nature of the director’s, executive officer’s or other related person’s interest in the transaction and the ongoing nature of the proposed relationship. In reviewing and approving such transactions, the Nominating and Governance Committee shall obtain, or shall direct management to obtain on its behalf, all information that the Nominating and Governance Committee believes to be relevant and important to review prior to its decision as to whether to approve any such transaction.

The Board may adopt any further policies and procedures relating to the approval of related person transactions that it deems necessary or advisable from time to time.

Director Independence

Our common stock is listed on The NASDAQ Capital Market. Under applicable NASDAQ rules, each of Messrs. Beeghley, Bhansali and Brauser would be considered an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended October 31, 2016 and 2015 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2016	2015
Audit Fees	$143,090	$139,900
Audit Related Fees	—	11,300
Tax Fees	—	—
Other Fees	—	—
Total Fees	$143,090	$151,200

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

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee assists the Board in overseeing and monitoring the integrity of the Company’s financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board, which is available on our website at www.polarityte.com. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year 2016, the Audit Committee took the following actions:

●	reviewed and discussed the audited financial statements for the fiscal year ended October 31, 2016 with management and EisnerAmper LLP (“EisnerAmper”), our independent public accountant;

●	discussed with EisnerAmper the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

●	received written disclosures and the letter from EisnerAmper regarding its independence as required by applicable requirements of the PCAOB regarding EisnerAmper’s communications with the Audit Committee and the Audit Committee further discussed with EisnerAmper its independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K/A

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

PolarityTE, Inc.

	By:	/s/ Denver Lough
Denver Lough, Chief Executive Officer
(Principal Executive Officer)

Date: January 30, 2017

`	By:	/s/ John Stetson
John Stetson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denver Lough	Chief Executive Officer and Chairman of the Board of Directors	January 30, 2017
Denver Lough	(Principal Executive Officer)

/s/ John Stetson	Chief Financial Officer (Principal Financial and Accounting Officer)	January 30, 2017
John Stetson

/s/ Edward Swanson	Chief Operating Officer and Director	January 30, 2017
Edward Swanson

/s/ Michael Beeghley	Director	January 30, 2017
Michael Beeghley

/s/ Mohit Bhansali	Director	January 30, 2017
Mohit Bhansali

/s/ Barry Honig	Director	January 30, 2017
Barry Honig

/s/ Michael Brauser	Director	January 30, 2017
Michael Brauser

