Form 10-Q
period 2017-01-31
POLARITYTE, INC.
filed 2017-03-16
CIK 1076682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

As of March 8, 2017, there were 4,501,768 shares of the Registrant’s common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POLARITYTE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,	October 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,902	$6,523
Accounts receivable	101	113
Capitalized software development costs and license fees	50	50
Prepaid expenses and other current assets	251	47
Total current assets	7,304	6,733
Property and equipment, net	1,473	18
TOTAL ASSETS	$8,777	$6,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,268	$1,284
Warrant liability	-	70
Total current liabilities	2,268	1,354
Total liabilities	2,268	1,354

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible preferred stock – 10,000,000 shares authorized, 6,091,697 and 7,374,454 shares issued and outstanding at January 31, 2017 and October 31, 2016, aggregate liquidation preference $4,029 and $4,854, respectively	8,532	10,153
Common stock — $.001 par value; 250,000,000 shares authorized; 4,307,317 and 2,782,963 shares issued and outstanding at January 31, 2017 and October 31, 2016, respectively	4	3
Additional paid-in capital	131,810	123,417
Accumulated deficit	(133,837)	(128,176)
Total stockholders’ equity	6,509	5,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,777	$6,751

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	For the three months ended
	January 31,
	2017	2016
Net revenues	$156	$591
Cost of sales
Software development costs and license fees	-	58
Gross profit	156	533
Operating costs and expenses
Product research and development	20	35
Selling and marketing	31	23
General and administrative	5,679	1,122
Depreciation and amortization	83	7
	5,813	1,187
Operating loss	(5,657)	(654)
Other expenses (income)
Interest income	(4)	(7)
Change in fair value of warrant liability	8	-
Net loss	(5,661)	(647)
Special cash dividend attributable to preferred stockholders	-	(6,002)
Net loss attributable to common stockholders	$(5,661)	$(6,649)

Net loss per share, basic and diluted:	$(1.69)	$(3.97)
Weighted average shares outstanding, basic and diluted:	3,346,788	1,673,021

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of October 31, 2016	7,374,454	$10,153	2,782,963	$3	$123,417	$(128,176)	$5,397
Conversion of Series A preferred stock to common stock	(1,213,851)	(297)	202,306	-	297	-	-
Conversion of Series B preferred stock to common stock	(6,092)	(513)	101,540	-	513	-	-
Conversion of Series C preferred stock to common stock	(1,148)	(90)	19,150	-	90	-	-
Conversion of Series D preferred stock to common stock	(61,666)	(721)	102,775	-	721	-	-
Warrant exchange to common stock	-	-	56,250	-	78	-	78
Stock-based compensation expense	-	-	283,000	-	4,417	-	4,417
Shares issued for cash	-	-	759,333	1	2,277	-	2,278
Net loss	-	-	-	-	-	(5,661)	(5,661)
Balance as of January 31, 2017	6,091,697	$8,532	4,307,317	$4	$131,810	$(133,837)	$6,509

POLARITYTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the three months ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,661)	$(647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	7
Stock based compensation expense	4,417	547
Amortization of capitalized software development costs and license fees	-	58
Change in fair value of warrant liability	8	-
Changes in operating assets and liabilities:
Accounts receivable	12	(227)
Capitalized software development costs and license fees	-	(29)
Prepaid expenses and other current assets	(204)	(142)
Accounts payable and accrued expenses	984	35
Net cash used in operating activities	(361)	(398)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,538)	-
Net cash used in investing activities	(1,538)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Special cash dividend	-	(10,000)
Proceeds from stock options exercised	-	130
Payments to Zift	-	(133)
Proceeds from the sale of common stock	2,278	-
Net cash provided by (used in) financing activities	2,278	(10,003)

Net increase (decrease) in cash and cash equivalents	379	(10,401)
Cash and cash equivalents — beginning of period	6,523	17,053
Cash and cash equivalents — end of period	$6,902	$6,652

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock	$297	$130
Conversion of Series B preferred stock to common stock	$513	$-
Conversion of Series C preferred stock to common stock	$90	$-
Conversion of Series D preferred stock to common stock	$721	$43
Warrant exchange for common stock shares	$78	$-

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BUSINESS ACTIVITY AND BASIS OF PRESENTATION

Asset Acquisition and Name Change. On December 1, 2016, Majesco Entertainment Company (the “Company”) entered into an agreement to acquire the assets of PolarityTE, Inc., (the "Seller"), a regenerative medicine company. The asset acquisition was subject to shareholder approval, which was received on March 10, 2017. In January, 2017, the Company changed its name to “PolarityTE, Inc.”

At closing, upon satisfaction of each of the closing conditions, the Seller will be issued 7,050 shares of the Company’s newly authorized Series E Preferred Stock (the “Preferred Shares”) convertible into an aggregate of 7,050,000 shares of the Company’s common stock, expected to constitute approximately 40% of the issued and outstanding common stock of the Company on a fully diluted basis at closing and depending in part, upon the Company’s expected cash balance at closing.

On December 1, 2016, the Company hired Dr. Denver Lough as Chief Executive Officer, Chief Scientific Officer and Chairman of our Board of Directors and Dr. Ned Swanson as Chief Operating Officer of the Company. Until their hiring both doctors were associated with Johns Hopkins University, Baltimore, Maryland, as full time residents.

The doctors lead the Company’s current efforts focused on scientific research and development and in this regard on December 1, 2016, the Company leased laboratory space and purchased laboratory equipment in Salt Lake City, Utah. Subsequent expenditures during January 2017 include approximately $1.4 million for the purchase of medical equipment, including microscopes for high end real-time imaging of cells and tissues required for tissue engineering and regenerative medicine research. The Company has added additional facilities, and established university and scientific relationships and collaborations in order to pursue its business. None of these activities were performed by Dr. Lough or Dr. Swanson prior to December 1, 2016 in connection with their university positions or privately.

Dr. Lough is the named inventor under a pending patent application for a novel regenerative medicine and tissue engineering platform filed in the United States and elsewhere. The Company believes that its future success depends significantly on its ability to protect its inventions and technology. Accordingly, the Company is seeking to acquire the pending patent application. Prior to December 1, 2016 no employees, consultants or partners engaged in any business activity related to the patent application and no licenses or contracts were granted related to the patent application, other than professional services related to preparation and filing of the patent. On December 1, 2016 Dr. Lough assigned the patent application as well as all related intellectual property to a newly-formed Nevada corporation, PolarityTE, Inc. (“Polarity NV”), and the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Polarity NV and Dr. Lough.

As a result, at closing, the patent application would be owned by the Company without the need for further assignments or recordation with the Patent Trademark Office.

There was never any intent to acquire an ongoing business and no ongoing business was acquired. The asset is preserved in a stand-alone entity merely as a vehicle to provide the Company a seamless means to acquire the asset (a patent application) without undue cost, expense and time. Polarity NV has never had employees and therefore no employees will be acquired in the transaction.

The Company adopted ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, during the first quarter of fiscal 2017.  In accordance with ASU 2017-01 we analyzed the above transaction as follows:

Step 1 - Is substantially all the fair value of the gross assets acquired concentrated in a single (group of similar) identifiable asset(s)? – The Company has a proposal to acquire a single intellectual property asset and no employees on the acquisition date.

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Step 2 - Evaluate whether an input and a substantive process exists?  Does the set have outputs? – The set does not yet have outputs, as Polarity NV’s intellectual property does not generate any revenue. Without outputs, the set requires employees that form an organized workforce with skills, knowledge, or experience to perform an acquired process that is critical to the ability to create outputs to qualify as a business. Polarity NV never has had any employees or workforce.  On December 1, 2016, prior to any Polarity NV acquisition, the Company hired Denver Lough as its Chief Executive and Chief Scientific Officer and Edward Swanson as Chief Operating Officer (“COO”).  Both of these executives were employed full-time by Johns Hopkins University and were not employed by Polarity NV. In December 2016, the Company established a clinical advisory board and added three members in December 2016 and three more in January 2017. Establishing the clinical advisory board and hiring a COO are critical to establishing at the Company for the first time a workforce that has the knowledge and experience to obtain regulatory approval of the Company’s intellectual property. Therefore, the proposal to acquire an intellectual property asset and no employees from Polarity NV on the acquisition date would not represent an organized workforce with the necessary skills and experience to create outputs that would be acquired from Polarity NV upon its ultimate acquisition date, following approval by stockholders and satisfaction of other conditions precedent to closing, which will not occur until at least March 2017.

General. The accompanying consolidated financial statements present the financial results of PolarityTE, Inc. and its wholly owned United Kingdom subsidiary. The inactive U.K. subsidiary was dissolved during the year ended October 31, 2016.

Segments. The Company's operations involve dissimilar products which are managed separately. Accordingly, it operates in two segments: 1) video games and 2) regenerative medicine.

Video Games

The Company is a provider of video game products primarily for the casual-game consumer and has published video games for interactive entertainment hardware platforms, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. The Company sells its products through digital distribution.

The Company’s video game titles are targeted at various demographics at a range of price points. Due to the larger budget requirements for developing and marketing premium console titles for core gamers, the Company has focused on publishing lower-cost games targeting casual-game consumers and independent game developer fans. In some instances, the Company’s titles are based on licenses of well-known properties and, in other cases, original properties. The Company enters into agreements with content providers and video game development studios for the creation of its video games.

The Company currently has no plans or understandings to discontinue or divest its current existing software business although the Company has received inquiries from prospective purchasers of various assets and the business. The Company may determine to dispose of such business in whole or in part, or discontinue such business, and may reevaluate from time to time although presently 4 employees continue to be employed in direct activities related to such software business and administration and the Company is continuing to generate revenue from its sales of digital online games. The Company is diversifying its business model in an attempt to mitigate risk associated with focusing on one industry and increase the overall value of the Company for its shareholders.

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Regenerative Medicine

Through its regenerative medicine efforts, the Company is developing the proprietary tissue engineering platform invented by Dr. Denver Lough to translate regenerative products into clinical application. Preliminarily, the technological platform has demonstrated the potential capacity to grow fully functional tissue across the entire spectrum of the musculoskeletal and integumentary systems, including skin, muscle, bone, cartilage, peripheral nerve, fat, and fascia. Preliminary results indicate it has applications across solid organ and specialty tissue regeneration as well, including bowel, liver, kidney, and urethra. The product furthest in the development pipeline is an autologous (tissue from the patient themselves) skin regeneration construct, SkinTETM, to regenerate fully functional skin with all of its layers, including epidermis, dermis, hypodermis, and all appendages including hair and glands. SkinTETM is preparing for clinical testing and market entry, and targeting a global wound care market of $40 billion. The platform provides a pipeline of products to follow in parallel, with plans for serial clinical and market entry, and each addressing separate and similarly sized potential markets. The Company’s approach seeks to benefit from fewer regulatory and capital barriers to market entry, avoiding the long timelines associated with three phase trials and their associated costs seen with other competing technologies and therapeutics. The regenerative medicine business model being pursued takes advantage of the smaller regulatory hurdles, with streamlined product development from cell/tissue in vitro and ex vivo testing, to small and large animal preclinical models, manufacturing technology transfer, and ultimately clinical application and market entry occurring in a mapped out stepwise fashion for each product. Although skin regeneration and wound care is a robust market in and of itself, the platform technology provides a base that the Company believes will support a strategy to build a company that can diversify and grow continuously.

NASDAQ listing. On January 6, 2017, PolarityTE, Inc., was notified by The NASDAQ Stock Market, LLC of failure to comply with Nasdaq Listing Rule 5605(b)(1) which requires that a majority of the directors comprising the Company’s Board of Directors be considered “independent”, as defined under the Rule. The notice has no immediate effect on the listing or trading of the Company’s common stock on The NASDAQ Capital Market and, at this time, the common stock will continue to trade on The NASDAQ Capital Market under the symbol “COOL”.

On February 22, 2017, the Company regained compliance with Listing Rule 5605(b)(1), the independent director requirement for continued listing on The NASDAQ Stock Market, with the appointment of Mr. Steve Gorlin and Dr. Jon Mogford, and that the matter is now closed. PolarityTE’s common stock will continue to be listed on The NASDAQ Capital Market.

Major customers. Microsoft, Sony, and Valve accounted for 40%, 26%, and 21%, respectively, of sales for the three months ended January 31, 2017. Microsoft, Sony, Valve and Nintendo accounted for 37%, 26%, 15% and 14%, respectively, of sales for the quarter ended January 31, 2016. Sony and Microsoft accounted for 44% and 35%, respectively, of accounts receivable as of January 31, 2017.

 Concentrations.  The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the Company’s products. In addition, for the three months ended January 31, 2017 and 2016 sales of the Company’s Zumba Fitness games accounted for approximately 17% and 10% of net revenues, respectively.

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended October 31, 2016 filed with the Securities and Exchange Commission on Form 10-K on December 30, 2016.

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom. The subsidiary was dissolved during the year ended October 31, 2016. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts. The Company recognizes an allowance for losses on accounts receivable for estimated probable losses. The allowance is based on historical experiences, current aging of accounts, and other expected future write-offs, including specific identifiable customer accounts considered at risk or uncollectible. Any related expense associated with an allowance for doubtful accounts is recognized as general and administrative expense. As of January 31, 2017 and 2016, there was no allowance for doubtful accounts.

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

POLARITYTE, INC.
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

Stock Based Compensation. The Company measures all stock-based compensation to employees using a fair value method and records such expense in general and administrative expenses. Compensation expense for stock options with cliff vesting is recognized on a straight-line basis over the vesting period of the award, based on the fair value of the option on the date of grant. For stock options with graded vesting, the Company recognizes compensation expense over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards.

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

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commitments and Contingencies.  We are subject to claims and litigation in the ordinary course of our business. We record a liability for contingencies when the amount is both probable and reasonably estimable. We record associated legal fees as incurred. We accrued contingent liabilities for certain potential licensor and customer liabilities and claims that were transferred to Zift but may not be extinguished by such transaction.

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

Change in Fair Value of Warrant Liability. The Company assessed the classification of common stock purchase warrants as of the date of each offering and determined that certain instruments met the criteria for liability classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in fair value of warrant liability” in the condensed consolidated statements of operations. The fair value of the warrants has been estimated using a Black-Scholes valuation model (see Note 7).

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

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU No. 2014-15 and its adoption did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board ("FASB”) issued an Accounting Standards Update ("ASU") creating a new Topic 606, Revenue from Contracts with Customers, which broadly establishes new standards for the recognition of certain revenue and updates related disclosure requirements. The update becomes effective for the Company on November 1, 2018. The Company is reviewing the potential impact of the statement on its financial position, results of operations, and cash flows.

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

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

 In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this guidance effective November 1, 2016.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2017	October 31, 2016
Legal retainer	$150	$-
Prepaid insurance	50	22
Tax receivable	-	18
Other	51	7
Total prepaid expenses and other current assets	$251	$47

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	January 31, 2017	October 31, 2016
Medical equipment	$1,429	$-
Computers and software	139	61
Furniture and equipment	109	78
Total property and equipment, gross	1,677	139
Accumulated depreciation	(204)	(121)
Total property and equipment, net	$1,473	$18

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	January 31, 2017	October 31, 2016
Accounts payable-trade	$402	$130
Royalties, fees and development	698	680
Medical equipment purchase	631	-
Salaries and other compensation	527	463
Other accruals	10	11
Total accounts payable and accrued expenses	$2,268	$1,284

Salaries and other compensation include accrued payroll expense and employer 401K plan contributions.

6.  STOCKHOLDERS’ EQUITY

Convertible preferred stock as of January 31, 2017 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	5,924,307	$1,448	$4,029	987,385
Series B	54,250	48,109	4,055	-	801,821
Series C	26,000	24,615	1,920	-	410,250
Series D	170,000	94,666	1,108	-	157,777
Other authorized, unissued	919,750	-	-	-	-
Total	10,000,000	6,091,697	$8,532	$4,029	2,357,232

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Convertible preferred stock as of October 31, 2016 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	7,138,158	$1,745	$4,854	1,189,693
Series B	54,250	54,201	4,569	-	903,362
Series C	26,000	25,763	2,010	-	429,392
Series D	170,000	156,332	1,829	-	260,553
Other authorized, unissued	919,750	-	-	-	-
Total	10,000,000	7,374,454	$10,153	$4,854	2,783,000

 Series A Preferred Shares

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series A Preferred Share, plus all accrued and unpaid dividends, if any, on such Series A Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $0.68 and the initial conversion price is $4.08 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of its common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of PolarityTE, Inc., the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the December Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no dividends.

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

The Company entered into separate Registration Rights Agreements with each Series A Preferred Shares Investor, (as amended on January 30, 2015 and March 31, 2015, the “December Registration Rights Agreement”). The Company agreed to use its best efforts to file by March 31, 2015 a registration statement covering the resale of the shares of common stock issuable upon exercise or conversion of the Series A Preferred Shares and to maintain its effectiveness until all such securities have been sold or may be sold without restriction under Rule 144 of the Securities Act. In the event the Company fails to satisfy its obligations under the December Registration Rights Agreements, the Company is required to pay to the Investors on a monthly basis an amount equal to 1% of the investors’ investment, up to a maximum of 12%. On March 31, 2015, the Company and the required holders of Series A Preferred Shares amended the registration rights agreement to extend the filing deadline for the registration statement to June 30, 2015.

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Series B Preferred Shares

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

Series C Preferred Shares

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

In connection with the sale of the Series C Preferred Shares, the Company also entered into separate registration rights agreements (the “May Registration Rights Agreement”) with each Investor. The Company agreed to use its best efforts to file a registration statement to register the Shares and the common stock issuable upon the conversion of the Series C Preferred Shares, within thirty days following the Closing Date, to cause such registration statement to be declared effective within ninety days of the filing day and to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144 without restriction.  In the event the Company fails to satisfy its obligations under the Registration Rights Agreement, the Company is obligated to pay to the Investors on a monthly basis, an amount equal to 1% of the Investor’s investment, up to a maximum of 12%. Effective as of the original filing deadline of the registration statement, the Company obtained the requisite approval from the Investors for the waiver of its obligations under the May Registration Rights Agreement.

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

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Series D Preferred Shares

The Preferred D Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred D Shares, plus all accrued and unpaid dividends, if any, on such Preferred D Share, as of such date of determination, divided by the conversion price. The stated value Preferred D Shares is $1,000 per share and the initial conversion price is $600 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred D Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred D Shares. Upon 61 days written notice, the beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Except as otherwise required by law, holders of Series D Preferred Shares shall not have any voting rights. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series D Convertible Preferred Stock, the Preferred D Shares bear no interest and shall rank senior to the Company’s other classes of capital stock.

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

Preferred Share Conversion Activity

During the quarter ended January 31, 2017, 1,213,851 shares of Convertible Preferred Stock Series A, 6,092 shares of Convertible Preferred Stock Series B, 1,148 shares of Convertible Preferred Stock Series C and 61,666 shares of Convertible Preferred Stock Series D were converted into 425,771 shares of common stock.

During the quarter ended January 31, 2016, 529,903 shares of Convertible Preferred Stock Series A and 3,667 shares of Convertible Preferred Stock Series D were converted into 566,573 shares of common stock.

Common Stock

On January 4, 2016, the Company declared a special cash dividend of an aggregate of $10.0 million to holders of record on January 14, 2016 of its outstanding shares of: (i) common stock (ii) Series A Convertible Preferred Stock; (iii) Series B Convertible Preferred Stock; (iv) Series C Convertible Preferred Stock and (v) Series D Convertible Preferred Stock.  The holders of record of the Company’s outstanding preferred stock participated in the dividend on an “as converted” basis. Approximately $6.0 million of the special cash dividend relates to preferred stock shares.

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 6, 2016, certain employees exercised their options at $4.08 in exchange for the Company’s common stock for an aggregated amount of 31,657 shares.

On December 16, 2016, the Company sold an aggregate of 759,333 shares of its common stock to certain accredited investors pursuant to separate subscription agreements at a price of $3.00 per share for gross proceeds of $2.3 million.

On January 18, 2017, the Company entered into separate exchange agreements (each an “Exchange Agreement”) with certain accredited investors (the “Investors”) who purchased warrants to purchase shares of the Company’s common stock (the “Warrants”) pursuant to the prospectus dated April 13, 2016. In 2016, the Company issued 250,000 shares of the Company’s common stock and Warrants to purchase 187,500 shares of common stock (taking into account the reverse split of the Company’s common stock on a 1 for 6 basis effective with The NASDAQ Stock Market LLC on August 1, 2016). The common stock and Warrants were offered by the Company pursuant to an effective shelf registration statement. Under the terms of the Exchange Agreement, each Investor exchanged each Warrant it purchased in the Offering for 0.3 shares of common stock. Accordingly, the Company issued an aggregate of 56,250 shares of common stock in exchange for the return and cancellation of 187,500 Warrants.

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

The fair value of these warrants at January 18, 2017 and October 31, 2016 was determined to be approximately $78,000 and $70,000, respectively, as calculated using Black-Scholes with the following assumptions: (1) stock price of $3.62 and $3.58, respectively; (2) a risk-free rate of 0.97% and 0.75%, respectively; and (3) an expected volatility of 68% and 61%, respectively.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At January 31, 2017, there was no warrant liability balance.

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability (in thousands):

Warrant Liability
Fair value - October 31, 2016	$70
Exchanged - January 18, 2017 (see Note 6)	(78)
Change in fair value	8
Fair value - January 31, 2017	$-

8. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense during the three months ended January 31, 2017 and 2016 amounted to approximately $4.4 million and $547,000 respectively. Stock-based compensation expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the Company’s stock option activity in the three months ended January 31, 2017 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2016	382,020	$5.73
Granted	2,540,000	$3.15
Outstanding - January 31, 2017	2,922,020	$3.49
Options exercisable - January 31, 2017	562,020	$4.90
Weighted-average fair value of options granted during the period		$2.11

 The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended January 31, 2017:

Risk free annual interest rate	1.78-2.28%
Expected volatility	71.65-82.86%
Expected life	5.04-6.00
Assumed dividends	None

The value of stock option grants is amortized over the vesting period of, generally, one to three years. As of January 31, 2017, there was approximately $4.0 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s restricted stock activity in the three months ended January 31, 2017 is presented below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested - October 31, 2016	274,829	$6.00
Granted	733,000	$3.16
Vested	(367,645)	$4.43
Unvested - January 31, 2017	640,184	$3.65

 During the three months ended January 31, 2017, the Company granted 733,000 restricted shares to employees and non-employees. 283,000 were issued to non-employees during the quarter, with the remaining 450,000 expected to be issue at a future date.

The weighted-average fair value of restricted shares granted during the three months ended January 31, 2017 was $3.16. The total fair value of restricted stock granted during the three months ended January 31, 2017 was approximately $2.3 million.

The value of restricted stock grants are measured based on their fair value on the date of grant and amortized over the vesting period of, generally, six months to three years. As of January 31, 2017, there was approximately $539,000 of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.3 years.

9. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the three months ended January 31, 2017 and 2016 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance. Full conversion of the outstanding shares of Preferred Stock will likely result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382.

10. LOSS PER SHARE

Shares of common stock issuable under convertible preferred stock, warrants and options and shares subject to restricted stock grants were not included in the calculation of diluted earnings per common share for the three months ended January 31, 2017 and 2016, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, on January 31, 2017 and 2016:

	January 31,
	2017	2016
Shares issuable upon conversion of preferred stock	2,357,232	2,981,688
Shares issuable upon exercise of stock options	2,922,020	53,618
Non-vested shares under restricted stock grants	640,184	193,680

POLARITYTE, INC.
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

Commitments

The Company leases office space in South Plainfield, New Jersey at a cost of approximately $1,613 per month under a lease agreement that expires on March 31, 2017.

The Company also leases space in Salt Lake City, Utah at a cost of approximately $12,439 per month under a lease agreement that expires in December 2017.

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

12. RELATED PARTIES

In January 2015, the Company entered into an agreement with Equity Stock Transfer for transfer agent services. A Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer. Fees under the agreement were approximately $2,000 and $0, in the three months ended January 31, 2017 and 2016, respectively.

13. SEGMENT REPORTING

The Company's operations involve dissimilar products which are managed separately. Accordingly, it operates in two segments: 1) video games and 2) regenerative medicine.

POLARITYTE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain information concerning our segments for the three months ended January 31, 2017 and 2016 and as of January 31, 2017 and 2016 is presented in the following table (in thousands):

	2017	2016
Revenues:
Reportable Segments:
Video Games	$156	$591
Regenerative Medicine	--	--
Total consolidated revenues	$156	$591

Net loss:
Reportable Segments:
Video Games	$(4,996)	$(6,649)
Regenerative Medicine	(695)	--
Total net loss	$(5,661)	$(6,649)

	As of January 31, 2017	As of January 31, 2016
Identifiable assets employed:
Reportable Segments:
Video Games	$7,283	$6,751
Regenerative Medicine	1,494	--
Total assets	$8,777	$6,751

14. SUBSEQUENT EVENTS

Effective February 8, 2017, Michael Brauser, a Class II director and Barry Honig, a Class III director resigned as members of PolarityTE, Inc.’s Board of Directors (the “Board”). Mr. Brauser also resigned as a member of each of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees. Each director resignation was not the result from any disagreement with the Company, any matter related to the Company’s operations, policies or practices, the Company’s management or the Board.

On February 8, 2017, the Board appointed Steve Gorlin as a Class II director with a term expiring in 2019 and Dr. Jon Mogford as a Class III director with a term expiring in 2017 to fill vacancies created upon the resignations of Messrs. Brauser and Honig. In addition, Mr. Gorlin was appointed as a member of each of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees. Each of Mr. Gorlin and Dr. Mogford are deemed an “independent” director as such term is defined by the rules of The NASDAQ Stock Market LLC. There are no family relationships between either of Mr. Gorlin and Dr. Mogford and any of our other officers and directors. Mr. Gorlin and Dr. Mogford were each granted (i) an option to purchase up to 50,000 shares of the Company’s common stock at an exercise price equal to $4.72 per share (the “Options”) which Options will vest in 24 equal monthly installments commencing on the one month anniversary of the grant date and (ii) a restricted stock award of 50,000 shares of common stock that will vest in 24 equal monthly installments commencing on the one month anniversary of the grant date (the “RSUs”). The Options and the RSUs were granted pursuant to the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan, the vesting and the exercise of the Options and the vesting of the RSUs are subject to stockholder approval.

On March 10, 2017, stockholders approved the asset acquisition of PolarityTE, Inc., the 2017 Plan, the vesting and the exercise of the Options and the vesting of the RSUs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those listed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the fiscal year ended October 31, 2016. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results. References herein to “we,” “us,” and “the Company” are to PolarityTE, Inc.

Overview

PolarityTE, Inc. is an innovative developer, marketer, publisher and distributor of interactive entertainment for consumers around the world. Building on more than 25 years of operating history, the Company develops and publishes a wide range of video games on digital networks through its Midnight City label, including Nintendo’s DS, 3DS, Wii and WiiU, Sony’s PlayStation 3 and 4, or PS3 and PS4, Microsoft’s Xbox 360 and Xbox One and the personal computer, or PC. The Company sells its products through digital distribution.

PolarityTE, Inc. is aiming to be the first company to deliver regenerative medicine into clinical practice through tissue engineering. Subsequent to the acquisition, the Company's platform technology will allow it to regenerate a patient’s tissues using their own cells.

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

Commitments and Contingencies. We record a liability for contingencies when the amount is both probable and reasonably estimable. We record associated legal fees as incurred. We accrued contingent liabilities for certain potential licensor and customer liabilities and claims that were transferred to Zift but may not be extinguished by such transaction.

Results of Operations

Three months ended January 31, 2017 versus three months ended January 31, 2016

In July 2015, the Company transferred to Zift Interactive LLC (“Zift”), a newly-formed subsidiary, certain rights under certain of its publishing licenses related to developing, publishing and distributing video game products through retail distribution for a term of one year. The Company transferred Zift to its former chief executive officer, Jesse Sutton. In exchange, the Company received Mr. Sutton’s resignation from the position of chief executive officer of the Company, including waiver of any severance payments and the execution of a separation agreement, together with his agreement to serve as a consultant to the Company. In addition, Zift will pay the Company a specified percent of its net revenue from retail sales on a quarterly basis.  Approximately $133,000 was paid to Zift during the quarter ended January 31, 2016 for consideration under the conveyance agreement with Zift.

Net Revenues. Net revenues for the three months ended January 31, 2017 decreased 74% to approximately $156,000 from $591,000 in the comparable quarter last year. The decrease was due to lower sales of Zumba and other titles.

Gross Profit. Gross profit for the three months ended January 31, 2017 decreased 71% to approximately $156,000 compared to a gross profit of approximately $533,000 in the same period last year. The decrease in gross profit reflects lower Zumba and other sales as discussed above. Gross profit as a percentage of net sales was 100% for the three months ended January 31, 2017, compared to 90% for the three months ended January 31, 2016.  The increase in gross profit percentage is due to the lower cost of sales associated with a digitally sold product.

Product Research and Development Expenses. Product research and development expenses for the three months ended January 31, 2017 decreased 43% to approximately $20,000 compared to $35,000 in the same period last year.  The decrease reflects the continued reduction in this activity.

Selling and Marketing Expenses. Total selling and marketing expenses for the three months ended January 31, 2017 increased 35% to approximately $31,000 compared to approximately $23,000 for the three months ended January 31, 2016. The increase is due to increase of public relations expense.

General and Administrative Expenses. For the three-month period ended January 31, 2017, general and administrative expenses increased 406% to approximately $5.7 million compared to $1.1 million for the three months ended January 31, 2016. The increase is primarily due to increased stock-based compensation of $3.9 million and increased headcount related to the Company's new medical activities.

Operating loss. Operating loss for the three months ended January 31, 2017 increased 765% to approximately $5.7 million, compared to an operating loss of approximately $654,000 in the comparable period in 2016, primarily reflecting both lower revenues and higher stock-based compensation expenses.

Other income. In the three months ended January 31, 2017 and 2016, our other income was not significant.

Income Taxes. In the three months ended January 31, 2017 and 2016, our income tax expense was not significant, representing primarily minimum state income taxes.

Liquidity and Capital Resources

As of January 31, 2017, our cash and cash equivalents balance was $6.9 million and our working capital was approximately $5.0 million, compared to cash and equivalents of $6.5 million and working capital of $5.4 million at October 31, 2016.

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

On December 1, 2016, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with Majesco Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company, PolarityTE, Inc., a Nevada corporation (“Polarity NV”) and Dr. Denver Lough, the owner of 100% of the issued and outstanding shares of capital stock of Polarity NV (the “Seller”). The closing is subject to various closing conditions. We believe we have sufficient cash on hand to fund operations through the next twelve months.

The Company will continue to pursue fundraising opportunities that meet its long-term objectives, however, the Company believes that it has sufficient cash to fund its operations for the next twelve months from the issuance of these financial statements.

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

Preferred Share Conversion Activity

During the quarter ended January 31, 2017, 1,213,851 shares of Convertible Preferred Stock Series A, 6,092 shares of Convertible Preferred Stock Series B, 1,148 shares of Convertible Preferred Stock Series C and 61,666 shares of Convertible Preferred Stock Series D were converted into 425,770 shares of common stock.

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

On December 16, 2016, the Company sold an aggregate of 759,333 shares of its common stock to certain accredited investors pursuant to separate subscription agreements at a price of $3.00 per share for gross proceeds of $2.3 million.

On January 18, 2017, the Company entered into separate exchange agreements (each an “Exchange Agreement”) with certain accredited investors (the “Investors”) who purchased warrants to purchase shares of the Company’s common stock (the “Warrants”) pursuant to the prospectus dated April 13, 2016. Pursuant to the Offering, the Company issued 250,000 shares of the Company’s common stock and Warrants to purchase 187,500 shares of common stock (taking into account the reverse split of the Company’s common stock on a 1 for 6 basis effective with The NASDAQ Stock Market LLC on August 1, 2016). The common stock and Warrants were offered by the Company pursuant to an effective shelf registration statement.

Under the terms of the Exchange Agreement, each Investor exchanged each Warrant it purchased in the Offering for 0.3 shares of common stock. Accordingly, the Company issued an aggregate of 56,250 shares of common stock in exchange for the return and cancellation of 187,500 Warrants.

Off-Balance Sheet Arrangements

As of January 31, 2017, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents and working capital were approximately $6.9 million and $5.0 million, respectively, as of January 31, 2017 compared to approximately $6.5 million and $5.4 million at October 31, 2016, respectively.

Operating Cash Flows. Cash used in operating activities in the three months ended January 31, 2017 amounted to approximately $361,000 compared to approximately $398,000 for the 2016 period.

Investing Cash Flows. Cash used in investing activities in the three months ended January 31, 2017 amounted to approximately $1.5 million. The $1.5 million relates to the purchase of property and equipment (mostly medical equipment). There were no investing activities in the 2016 period.

Financing Cash Flows. Net cash provided by financing activities for the three months ended January 31, 2017 amounted to approximately $2.3 million compared to approximately $10.0 million used in 2016 period. For the three months ended January 31, 2017, the $2.3 million related to capital raising activities. For the three months ended January 31, 2016, the $10.0 million related to a payment of a $10.0 million special cash dividend.

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

Changes in Internal Control Over Financial Reporting

During the three months ended January 31, 2017, there were no changes in our internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

It em 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

It em 6. Exhibits

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

POLARITYTE, INC.

/s/ Denver Lough
Denver Lough
Chief Executive Officer (Principal Executive Officer)
Date: March 16, 2017

/s/ John Stetson
John Stetson
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 16, 2017