Form 10-Q
period 2017-04-30
POLARITYTE, INC.
filed 2017-06-09
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 5, 2017, there were 5,876,952 shares of the Registrant’s common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POLARITYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 30,	October 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,777	$6,523
Accounts receivable	65	113
Capitalized software development costs and license fees	-	50
Prepaid expenses and other current assets	326	47
Total current assets	5,168	6,733
Property and equipment, net	1,878	18
TOTAL ASSETS	$7,046	$6,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,409	$1,284
Warrant liability	-	70
Total current liabilities	1,409	1,354
Total liabilities	1,409	1,354

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible preferred stock – 10,000,000 shares authorized, 3,936,732 and 7,374,454 shares issued and outstanding at April 30, 2017 and October 31, 2016, aggregate liquidation preference $2,585 and $4,854, respectively	111,948	10,153
Common stock — $.001 par value; 250,000,000 shares authorized; 5,723,104 and 2,782,963 shares issued and outstanding at April 30, 2017 and October 31, 2016, respectively	6	3
Additional paid-in capital	137,880	123,417
Accumulated deficit	(244,197)	(128,176)
Total stockholders’ equity	5,637	5,397
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,046	$6,751

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	For the three months ended		For the six months ended
	April 30,		April 30,
	2017	2016	2017	2016
Net revenues	$259	$412	$415	$1,003
Cost of sales
Product costs	-	1	-	1
Software development costs and license fees	-	124	-	182
	-	125	-	183
Gross profit	259	287	415	820
Operating costs and expenses
Product research and development	18	20	38	55
Research and development – intellectual property acquired	104,693	-	104,693	-
Selling and marketing	(7)	19	24	42
General and administrative	5,817	1,319	11,496	2,441
Depreciation and amortization	101	7	184	14
	110,622	1,365	116,435	2,552
Operating loss	(110,363)	(1,078)	(116,020)	(1,732)
Other expenses (income)
Interest income	(3)	(3)	(7)	(10)
Change in fair value of warrant liability	-	26	8	26
Loss before income taxes	(110,360)	(1,101)	(116,021)	(1,748)
Income taxes	-	-	-	-
Net loss	(110,360)	(1,101)	(116,021)	(1,748)
Special cash dividend attributable to preferred stockholders	-	-	-	(6,002)
Net loss attributable to common stockholders	$(110,360)	$(1,101)	$(116,021)	$(7,750)

Net loss per share, basic and diluted:	$(23.50)	$(0.58)	$(28.93)	$(4.41)
Weighted average shares outstanding, basic and diluted:	4,695,298	1,882,483	4,009,853	1,757,209

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of October 31, 2016	7,374,454	$10,153	2,782,963	$3	$123,417	$(128,176)	$5,397
Issuance of common stock in connection with:
Conversion of Series A preferred stock to common stock	(3,336,700)	(816)	613,423	1	815	-	-
Conversion of Series B preferred stock to common stock	(6,092)	(514)	101,540	-	514	-	-
Conversion of Series C preferred stock to common stock	(5,648)	(441)	96,346	-	441	-	-
Conversion of Series D preferred stock to common stock	(96,332)	(1,127)	160,551	-	1,127	-	-
Issuance of Series E preferred stock for research and development intellectual property	7,050	104,693	-	-	-	-	104,693
Proceeds from option exercises	-	-	121,698	-	588	-	588
Warrant exchange to common stock	-	-	56,250	-	78	-	78
Stock-based compensation expense	-	-	1,031,000	1	8,623	-	8,624
Shares issued for cash	-	-	759,333	1	2,277	-	2,278
Net loss	-	-	-	-	-	(116,021)	(116,021)
Balance as of April 30, 2017	3,936,732	$111,948	5,723,104	$6	$137,880	$(244,197)	$5,637

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,021)	$(1,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184	14
Stock based compensation expense	8,624	993
Research and development – intellectual property acquired	104,693	-
Amortization of capitalized software development costs and license fees	50	85
Change in fair value of warrant liability	8	26
Offering costs expensed	-	21
Changes in operating assets and liabilities:
Accounts receivable	48	(132)
Capitalized software development costs and license fees	-	9
Prepaid expenses and other current assets	(279)	(77)
Accounts payable and accrued expenses	42	(190)
Payable to Zift	-	(10)
Net cash used in operating activities	(2,651)	(1,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,961)	-
Net cash used in investing activities	(1,961)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Special cash dividend	-	(10,000)
Proceeds from stock options exercised	588	129
Net proceeds from the sale of common stock and warrants	-	1,406
Payments to Zift	-	(233)
Proceeds from the sale of common stock	2,278	-
Net cash provided by (used in) financing activities	2,866	(8,698)

Net decrease in cash and cash equivalents	(1,746)	(9,707)
Cash and cash equivalents — beginning of period	6,523	17,053
Cash and cash equivalents — end of period	$4,777	$7,346

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock	$816	$147
Conversion of Series B preferred stock to common stock	$514	$-
Conversion of Series C preferred stock to common stock	$441	$-
Conversion of Series D preferred stock to common stock	$1,127	$140
Unpaid liability for acquisition of property and equipment	$83	$-
Warrant exchange for common stock shares	$78	$-
Common stock shares and warrants issued for offering costs	$-	$75

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

Asset Acquisition and Name Change. On December 1, 2016, Majesco Entertainment Company (the “Company”) entered into an agreement to acquire the assets of PolarityTE, Inc., (the “Seller”), a regenerative medicine company. The asset acquisition was subject to shareholder approval, which was received on March 10, 2017. In January, 2017, the Company changed its name to “PolarityTE, Inc.”

On April 7, 2017, the Seller issued 7,050 shares of the Company’s newly authorized Series E Preferred Stock (the “Preferred Shares”) convertible into an aggregate of 7,050,000 shares of the Company’s common stock with a fair value of approximately $104.7 million which is equal to 7,050,000 common shares times $14.85 (the closing price of the Company’s common stock as of April 7, 2017). Since the assets purchased were in-process research and development assets, the total purchase price was immediately expensed as research and development – intellectual property acquired since they have no alternative future use.

On December 1, 2016, the Company hired Dr. Denver Lough as Chief Executive Officer, Chief Scientific Officer and Chairman of our Board of Directors and Dr. Ned Swanson as Chief Operating Officer of the Company. Until their hiring both doctors were associated with Johns Hopkins University, Baltimore, Maryland, as full-time residents.

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

Dr. Lough is the named inventor under a pending patent application for a novel regenerative medicine and tissue engineering platform filed in the United States and elsewhere. The Company believes that its future success depends significantly on its ability to protect its inventions and technology. Accordingly, the Company is seeking to acquire the pending patent application. Prior to December 1, 2016, no employees, consultants or partners engaged in any business activity related to the patent application and no licenses or contracts were granted related to the patent application, other than professional services related to preparation and filing of the patent. On December 1, 2016, Dr. Lough assigned the patent application as well as all related intellectual property to a newly-formed Nevada corporation, Polarityte, Inc. (“Polarity NV”), and the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Polarity NV and Dr. Lough.

As a result, at closing, the patent application would be owned by the Company without the need for further assignments or recordation with the Patent Trademark Office.

There was never any intent to acquire an ongoing business and no ongoing business was acquired. The asset is preserved in a stand-alone entity merely as a vehicle to provide the Company a seamless means to acquire the asset (a patent application) without undue cost, expense and time. Polarity NV has never had employees and, therefore, no employees were acquired in the transaction.

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

Step 2 - Evaluate whether an input and a substantive process exists? Does the set have outputs? – The set does not yet have outputs, as Polarity NV’s intellectual property does not generate any revenue. Without outputs, the set requires employees that form an organized workforce with skills, knowledge, or experience to perform an acquired process that is critical to the ability to create outputs to qualify as a business. Polarity NV never had any employees or workforce. On December 1, 2016, prior to any Polarity NV acquisition, the Company hired Denver Lough as its Chief Executive and Chief Scientific Officer and Edward Swanson as Chief Operating Officer (“COO”). Both of these executives were employed full-time by Johns Hopkins University and were not employed by Polarity NV. In December 2016, the Company established a clinical advisory board and added three members in December 2016 and three more in January 2017. Establishing the clinical advisory board and hiring a COO are critical to establishing at the Company for the first time a workforce that has the knowledge and experience to obtain regulatory approval of the Company’s intellectual property. Therefore, the acquisition of an intellectual property asset and no employees from Polarity NV on April 7, 2017 did not represent the acquisition of an organized workforce with the necessary skills and experience to create outputs.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General. The accompanying consolidated financial statements present the financial results of PolarityTE, Inc. and its wholly owned subsidiaries Polarity NV and Majesco Europe Limited. Majesco Europe Limited was dissolved during the year ended October 31, 2016.

Segments. The Company’s operations involve dissimilar products which are managed separately. Accordingly, it operates in two segments: 1) video games and 2) regenerative medicine.

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

NASDAQ listing. On January 6, 2017, PolarityTE, Inc., was notified by The NASDAQ Stock Market, LLC of failure to comply with Nasdaq Listing Rule 5605(b)(1) which requires that a majority of the directors comprising the Company’s Board of Directors be considered “independent”, as defined under the Rule. The notice had no immediate effect on the listing or trading of the Company’s common stock on The NASDAQ Capital Market and the common stock continued to trade on The NASDAQ Capital Market under the symbol “COOL”.

On February 22, 2017, the Company regained compliance with Listing Rule 5605(b)(1), the independent director requirement for continued listing on The NASDAQ Stock Market, with the appointment of Mr. Steve Gorlin and Dr. Jon Mogford, and the matter is now closed. PolarityTE’s common stock will continue to be listed on The NASDAQ Capital Market.

Major customers. Sony, Microsoft, Entrophy and Valve accounted for 33%, 29%, 13%, and 11%, respectively, of sales for the six months ended April 30, 2017. Microsoft, Sony, and Valve accounted for 40%, 28%, and 18%, respectively, of sales for the six months ended April 30, 2016. Sony and Microsoft accounted for 43% and 23%, respectively, of accounts receivable as of April 30, 2017.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. The Company develops and distributes video game software for proprietary platforms under licenses from Nintendo, Sony and Microsoft, which must be periodically renewed. The Company’s agreements with these manufacturers also grant them certain control over the Company’s products. In addition, for the six months ended April 30, 2017 and 2016 sales of the Company’s Zumba Fitness games accounted for approximately 11% and 10% of net revenues, respectively.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Polarity NV and Majesco Europe Limited. Majesco Europe Limited was dissolved during the year ended October 31, 2016. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts. The Company recognizes an allowance for losses on accounts receivable for estimated probable losses. The allowance is based on historical experiences, current aging of accounts, and other expected future write-offs, including specific identifiable customer accounts considered at risk or uncollectible. Any related expense associated with an allowance for doubtful accounts is recognized as general and administrative expense. As of April 30, 2017 and 2016, there was no allowance for doubtful accounts.

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

Prepaid license fees and milestone payments made to the Company’s third-party developers are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional royalty or other compensation earned beyond the milestone payments is expensed to cost of sales as incurred.

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

The value of restricted stock grants is measured based on the fair market value of the Company’s common stock on the date of grant and amortized over the vesting period of, generally, six months to three years.

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

POLARITYTE, INC.

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

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are the recoverability of advance payments for capitalized software development costs and intellectual property licenses, the valuation of warrant liability, stock based compensation and the valuation allowances for deferred tax benefits. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU No. 2014-15 on November 1, 2016 and its adoption did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this guidance effective November 1, 2016.

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) creating a new Topic 606, Revenue from Contracts with Customers, which broadly establishes new standards for the recognition of certain revenue and updates related disclosure requirements. The update becomes effective for the Company on November 1, 2018. The Company is reviewing the potential impact of the statement on its financial position, results of operations, and cash flows.

POLARITYTE, INC.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2017	October 31, 2016
Legal retainer	$105	$-
Prepaid insurance	151	22
Tax receivable	-	18
Other prepaids	38	-
Deposits	32	-
Other	-	7
Total prepaid expenses and other current assets	$326	$47

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	April 30, 2017	October 31, 2016
Medical equipment	$1,935	$-
Computers and software	139	61
Furniture and equipment	109	78
Total property and equipment, gross	2,183	139
Accumulated depreciation	(305)	(121)
Total property and equipment, net	$1,878	$18

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	April 30, 2017	October 31, 2016
Accounts payable-trade	$358	$130
Royalties, fees and development	462	680
Medical equipment purchase	83	-
Salaries and other compensation	500	463
Other accruals	6	11
Total accounts payable and accrued expenses	$1,409	$1,284

Salaries and other compensation include accrued payroll expense and employer 401K plan contributions.

6. STOCKHOLDERS’ EQUITY

Convertible preferred stock as of April 30, 2017 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	3,801,458	$929	$2,585	861,664
Series B	54,250	48,109	4,055	-	801,820
Series C	26,000	20,115	1,569	-	467,791
Series D	170,000	60,000	702	-	100,000
Series E	7,050	7,050	104,693	-	7,050,000
Other authorized, unissued	912,700	-	-	-	-
Total	10,000,000	3,936,732	$111,948	$2,585	9,281,275

Convertible preferred stock as of October 31, 2016 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	7,138,158	$1,745	$4,854	1,189,693
Series B	54,250	54,201	4,569	-	903,362
Series C	26,000	25,763	2,010	-	429,392
Series D	170,000	156,332	1,829	-	260,553
Other authorized, unissued	919,750	-	-	-	-
Total	10,000,000	7,374,454	$10,153	$4,854	2,783,000

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Series A Preferred Shares

The Series A Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series A Preferred Share, plus all accrued and unpaid dividends, if any, on such Series A Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Preferred Share is $0.68 and the initial conversion price is $4.08 (current conversion price is $3.00) per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of its common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of PolarityTE, Inc., the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor (as defined in the December Subscription Agreements) as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no dividends.

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

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Series C Preferred Shares

The Series C Preferred Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series C Preferred Shares, as of such date of determination, divided by the conversion price. The stated value of each Series C Preferred Share is $120.00 per share, and the initial conversion price is $7.20 (current conversion price is $5.16) per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions and provided that the conversion price may not be reduced to less than $5.16, unless and until such time as the Company obtains shareholder approval to allow for a lower conversion price. The Company is prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, such May Investor would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Subject to the beneficial ownership limitations discussed previously, each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series C Preferred Shares, based on a conversion price of $7.80 per share. The Series C Preferred Shares bear no dividends and shall rank junior to the Company’s Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

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

Series D Preferred Shares

The Preferred D Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred D Shares, plus all accrued and unpaid dividends, if any, on such Preferred D Share, as of such date of determination, divided by the conversion price. The stated value Preferred D Shares is $1,000 per share and the initial conversion price is $600 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Preferred D Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred D Shares. Upon 61 days written notice, the beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Except as otherwise required by law, holders of Series D Preferred Shares shall not have any voting rights. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series D Convertible Preferred Stock, the Preferred D Shares bear no dividends and shall rank senior to the Company’s other classes of capital stock.

Series E Preferred Shares

The Preferred E Shares are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred E Shares, plus all accrued and unpaid dividends, if any as of such date of determination, divided by the conversion price. The stated value of each Preferred E Share is $1,000 and the initial conversion price is $1.00 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Preferred E Shares, with respect to dividend rights and rights on liquidation, winding-up and dissolution, in each case will rank senior to the Company’s common stock and all other securities of the Company that do not expressly provide that such securities rank on parity with or senior to the Preferred E Shares. Until converted, each Preferred E Share is entitled to two votes for every share of common stock into which it is convertible on any matter submitted for a vote of stockholders. The Preferred E Shares participate on an “as converted” basis with all dividends declared on the Company’s common stock.

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

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Preferred Share Conversion Activity

During the six months ended April 30, 2017, 3,336,700 shares of Convertible Preferred Stock Series A, 6,092 shares of Convertible Preferred Stock Series B, 5,648 shares of Convertible Preferred Stock Series C and 96,332 shares of Convertible Preferred Stock Series D were converted into 971,860 shares of common stock.

During the six months ended April 30, 2016, 599,634 shares of Convertible Preferred Stock Series A and 12,001 shares of Convertible Preferred Stock Series D were converted into 119,941 shares of common stock.

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

During the six months ended April 30, 2017, certain employees exercised their options at a weighted-average exercise price of $4.83 in exchange for the Company’s common stock for an aggregated amount of 121,698 shares. The Company received approximately $588,000 from the exercise of stock options.

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

In connection with the April 19, 2016 common stock offering, the Company issued warrants to purchase an aggregate of 187,500 shares of common stock. These warrants were exercisable at $6.90 per share and expire on April 19, 2018. These warrants were analyzed and it was determined that they require liability treatment. Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the condensed consolidated balance sheet as a current liability.

POLARITYTE, INC.

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At April 30, 2017, there was no warrant liability balance.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability (in thousands):

Warrant Liability
Fair value - October 31, 2016	$70
Exchanged - January 18, 2017 (see Note 6)	(78)
Change in fair value	8
Fair value - April 30, 2017	$-

8. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense during the three months ended April 30, 2017 and 2016 amounted to approximately $4.2 million and $446,000 respectively. Stock-based compensation expense during the six months ended April 30, 2017 and 2016 amounted to approximately $8.6 million and $993,000 respectively. Stock-based compensation expense is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

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

A summary of the Company’s employee stock option activity in the six months ended April 30, 2017 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2016	383,210	$5.74
Granted	2,715,000	$3.49
Exercised	(121,698)	$4.83
Outstanding - April 30, 2017	2,976,512	$3.72
Options exercisable - April 30, 2017	767,342	$4.19
Weighted-average fair value of options granted during the period		$2.37

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s non-employee stock option activity in the six months ended April 30, 2017 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2016	-	$-
Granted	52,000	$4.71
Outstanding - April 30, 2017	52,000	$4.71
Options exercisable - April 30, 2017	4,333	$4.71

The value of employee and non-employee stock option grants is amortized over the vesting period of, generally, one to three years. As of April 30, 2017, there was approximately $6.3 million of unrecognized compensation cost related to non-vested employee and non-employee stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended April 30, 2017:

Risk free annual interest rate	1.78-2.28%
Expected volatility	71.65-86.34%
Expected life	5.04-6.00
Assumed dividends	None

A summary of the Company’s restricted stock activity in the six months ended April 30, 2017 is presented below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested - October 31, 2016	274,829	$6.00
Granted	1,031,000	$4.56
Vested	(925,488)	$4.00
Unvested - April 30, 2017	380,341	$6.97

During the six months ended April 30, 2017, the Company granted 1,031,000 restricted shares to employees and non-employees.

The weighted-average fair value of restricted shares granted during the six months ended April 30, 2017 was $4.56. The total fair value of restricted stock granted during the six months ended April 30, 2017 was approximately $4.7 million.

The value of restricted stock grants is measured based on its fair value on the date of grant and amortized over the vesting period of, generally, six months to three years. As of April 30, 2017, there was approximately $2.4 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.7 years.

9. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the six months ended April 30, 2017 and 2016 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance. Full conversion of the outstanding shares of Preferred Stock will likely result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382.

10. LOSS PER SHARE

Shares of common stock issuable under convertible preferred stock, warrants and options and shares subject to restricted stock grants were not included in the calculation of diluted earnings per common share for the three months and six months ended April 30, 2017 and 2016, as the effect of their inclusion would be anti-dilutive.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below provides total potential shares outstanding, including those that are anti-dilutive, on April 30, 2017 and 2016:

	April 30,
	2017	2016
Shares issuable upon exercise of warrants	-	187,500
Shares issuable upon conversion of preferred stock	9,281,275	2,956,196
Shares issuable upon exercise of stock options	3,028,512	53,618
Non-vested shares under restricted stock grants	380,341	164,201

11. COMMITMENTS AND CONTINGENCIES

Contingencies

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, the Company and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third-party indemnity rights from developers for costs incurred in the litigation. In August 2015, the defendants jointly moved to transfer the case to the Western District of Washington. On May 17, 2016, the Washington Court issued a scheduling order that provides that defendants leave to jointly file an early motion for summary judgement in June 2016. On June 17, 2016, the defendants jointly filed a motion for summary judgment that stated that none of the defendants, including the Company, infringed upon the asserted patent. On July 9, 2016, Mr. Baker opposed the motion. On July 15, 2016, the defendants jointly filed a reply. The briefing on the motion is now closed. The Court has not yet issued a decision or indicated if or when there will be oral argument on the motion.

Intelligent Verification Systems, LLC (“IVS”), filed a patent infringement complaint on September 20, 2012, in the United States District Court for the Eastern District against the Company and Microsoft Corporation. In March 2015, the court issued an order excluding the evidence proffered by IVS in support of its alleged damages, including the opinion of its damages expert. IVS appealed that decision. On January 19, 2016, the Federal Circuit denied IVS’ appeal and affirmed the district court’s orders that excluded the plaintiff’s damages expert and dismissed the case.

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

Commitments

The Company leases office space in Hazlet, New Jersey at a cost of approximately $1,100 per month under a lease agreement that expires on March 31, 2018.

The Company also leases space in Salt Lake City, Utah at a cost of approximately $24,044 per month under a lease agreement that expires on March 31 2018.

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

12. RELATED PARTIES

In January 2015, the Company entered into an agreement with Equity Stock Transfer for transfer agent services. A former Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer. Fees under the agreement were approximately $2,000 and $0, in the six months ended April 30, 2017 and 2016, respectively.

13. SEGMENT REPORTING

The Company’s operations involve dissimilar products which are managed separately. Accordingly, it operates in two segments: 1) video games and 2) regenerative medicine.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain information concerning our segments for the three months and six months ended April 31, 2017 and 2016 and as of April 30, 2017 and 2016 is presented in the following table (in thousands):

	Three Months Ended April 30,
	2017	2016
Revenues:
Reportable Segments:
Video Games	$259	$412
Regenerative Medicine	—	—
Total consolidated revenues	$259	$412

Net loss:
Reportable Segments:
Video Games	$(4,459)	$(1,101)
Regenerative Medicine	(105,901)	—
Total net loss	$(110,360)	$(1,101)

	Six Months Ended April 30,
	2017	2016
Revenues:
Reportable Segments:
Video Games	$415	$1,003
Regenerative Medicine	—	—
Total consolidated revenues	$415	$1,003

Net loss:
Reportable Segments:
Video Games	$(9,425)	$(7,750)
Regenerative Medicine	(106,596)	—
Total net loss	$(116,021)	$(7,750)

	As of April 30, 2017	As of October 31, 2016
Identifiable assets employed:
Reportable Segments:
Video Games	$5,151	$6,751
Regenerative Medicine	1,895	—
Total assets	$7,046	$6,751

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

PolarityTE, Inc. is aiming to be the first company to deliver regenerative medicine into clinical practice through tissue engineering. Subsequent to the acquisition, the Company’s platform technology will allow it to regenerate a patient’s tissues using their own cells.

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

Research and Development – Intellectual Property Acquired. On April 7, 2017, as payment for the PolarityTE asset acquisition, the Company issued 7,050 shares of Series E Preferred Stock convertible into an aggregate of 7,050,000 shares of the Company’s common stock and with a fair value of approximately $104.7 million which is equal to 7,050,000 common shares times $14.85 (the closing price of the Company’s common stock as of April 7, 2017). Since the assets purchased were in-process research and development assets, the total purchase price was immediately expensed as research and development – intellectual property acquired since they have no alternative future use.

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

Depreciation and Amortization Expenses. Depreciation and amortization expenses relate to the Company’s property and equipment which currently consists mostly of recently acquired medical equipment related to the Company’s new medical activities.

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

Results of Operations

Three months ended April 30, 2017 versus three months ended April 30, 2016

In July 2015, the Company transferred to Zift Interactive LLC (“Zift”), a newly-formed subsidiary, certain rights under certain of its publishing licenses related to developing, publishing and distributing video game products through retail distribution for a term of one year. The Company transferred Zift to its former chief executive officer, Jesse Sutton. In exchange, the Company received Mr. Sutton’s resignation from the position of chief executive officer of the Company, including waiver of any severance payments and the execution of a separation agreement, together with his agreement to serve as a consultant to the Company. In addition, Zift will pay the Company a specified percent of its net revenue from retail sales on a quarterly basis. Approximately $233,000 was paid to Zift during the six months ended April 30, 2016 for consideration under the conveyance agreement with Zift.

Net Revenues. Net revenues for the three months ended April 30, 2017 decreased 37% to approximately $259,000 from $412,000 in the comparable quarter last year. The decrease was due to lower sales of Zumba and other titles.

Gross Profit. Gross profit for the three months ended April 30, 2017 decreased 10% to approximately $259,000 compared to a gross profit of approximately $287,000 in the same period last year. The decrease in gross profit reflects lower Zumba and other sales as discussed above. Gross profit as a percentage of net sales was 100% for the three months ended April 30, 2017, compared to 70% for the three months ended April 30, 2016.

Product Research and Development Expenses. Product research and development expenses for the three months ended April 30, 2017 were approximately $18,000 compared to $20,000 in the same period last year. The decrease reflects the continued reduction in this activity.

Research and Development – Intellectual Property Acquired. For the three months ended April 30, 2017, research and development – intellectual property acquired relates to the PolarityTE asset acquisition and the issuance of 7,050 shares of Series E Preferred Stock convertible into an aggregate of 7,050,000 shares of the Company’s common stock with a fair value of approximately $104.7 million which is equal to 7,050,000 common shares times $14.85 (the closing price of the Company’s common stock as of April 7, 2017). Since the assets purchased were in-process research and development assets, the total purchase price was immediately expensed as research and development – intellectual property acquired since there is no alternative future use.

Selling and Marketing Expenses. Total selling and marketing expense for the three months ended April 30, 2017 were approximately negative $7,000 compared to approximately $19,000 for the three months ended April 30, 2016. The current year’s expense was negative due to a cancellation of a public relations service contract.

General and Administrative Expenses. For the three-month period ended April 30, 2017, general and administrative expenses increased 341% to approximately $5.8 million compared to $1.3 million for the three months ended April 30, 2016. The increase is primarily due to increased stock-based compensation and increased headcount related to the Company’s new medical activities.

Depreciation and Amortization Expenses. For the three-month period ended April 30, 2017, depreciation and amortization expenses were approximately $101,000 compared to approximately $7,000 for the three months ended April 30, 2016. The increase is primarily due to depreciation on recently acquired medical equipment related to the Company’s new medical activities.

Operating loss. Operating loss for the three months ended April 30, 2017 was approximately $110.4 million, compared to an operating loss of approximately $1.1 million in the comparable period in 2016, primarily reflecting higher research and development – intellectual property acquired expenses and stock-based compensation expenses.

Other income. In the three months ended April 30, 2017 and 2016, our other income was not significant.

Six months ended April 30, 2017 versus six months ended April 30, 2016

Net Revenues. Net revenues for the six months ended April 30, 2017 decreased 59% to approximately $415,000 from $1.0 million in the comparable six months last year. The decrease was due to lower sales of Zumba and other titles.

Gross Profit. Gross profit for the six months ended April 30, 2017 decreased 49% to approximately $415,000 compared to a gross profit of approximately $820,000 in the same period last year. The decrease in gross profit reflects lower Zumba and other sales as discussed above. Gross profit as a percentage of net sales was 100% for the six months ended April 30, 2017, compared to 82% for the six months ended April 30, 2016.

Product Research and Development Expenses. Product research and development expenses for the six months ended April 30, 2017 were approximately $38,000 compared to $55,000 in the same period last year. The decrease reflects the continued reduction in this activity.

Research and Development – Intellectual Property Acquired. For the six months ended April 30, 2017, research and development – intellectual property acquired relates to the PolarityTE asset acquisition and the issuance of 7,050 shares of Series E Preferred Stock convertible into an aggregate of 7,050,000 shares of the Company’s common stock with a fair value of approximately $104.7 million which is equal to 7,050,000 common shares times $14.85 (the closing price of the Company’s common stock as of April 7, 2017). Since the assets purchased were in-process research and development assets, the total purchase price was immediately expensed as research and development – intellectual property acquired since there is no alternative future use.

Selling and Marketing Expenses. Total selling and marketing expenses for the six months ended April 30, 2017 were approximately $24,000 compared to approximately $42,000 for the six months ended April 30, 2016.

General and Administrative Expenses. For the six-month period ended April 30, 2017, general and administrative expenses increased 371% to approximately $11.5 million compared to $2.4 million for the six months ended April 30, 2016. The increase is primarily due to increased stock-based compensation and increased headcount related to the Company’s new medical activities.

Depreciation and Amortization Expenses. For the three-month period ended April 30, 2017, depreciation and amortization expenses were approximately $184,000 compared to approximately $14,000 for the three months ended April 30, 2016. The increase is primarily due to depreciation on recently acquired medical equipment related to the Company’s new medical activities.

Operating loss. Operating loss for the six months ended April 30, 2017 was approximately $116.0 million, compared to an operating loss of approximately $1.7 million in the comparable period in 2016, primarily reflecting higher research and development – intellectual property acquired expenses and stock-based compensation expenses.

Other income. In the six months ended April 30, 2017 and 2016, our other income was not significant.

Liquidity and Capital Resources

As of April 30, 2017, our cash and cash equivalents balance was $4.8 million and our working capital was approximately $3.8 million, compared to cash and equivalents of $6.5 million and working capital of $5.4 million at October 31, 2016.

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

Preferred Share Conversion Activity

During the six months ended April 30, 2017, 3,336,700 shares of Convertible Preferred Stock Series A, 6,092 shares of Convertible Preferred Stock Series B, 5,648 shares of Convertible Preferred Stock Series C and 96,332 shares of Convertible Preferred Stock Series D were converted into 971,860 shares of common stock.

During the six months ended April 30, 2016, 599,634 shares of Convertible Preferred Stock Series A and 12,001 shares of Convertible Preferred Stock Series D were converted into 119,941 shares of common stock.

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

During the six months ended April 30, 2017, certain employees exercised their options at a weighted-average exercise price of $4.83 in exchange for the Company’s common stock for an aggregated amount of 121,698 shares.

Off-Balance Sheet Arrangements

As of April 30, 2017, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents and working capital were approximately $4.8 million and $3.8 million, respectively, as of April 30, 2017 compared to approximately $6.5 million and $5.4 million at October 31, 2016, respectively.

Operating Cash Flows. Cash used in operating activities in the six months ended April 30, 2017 amounted to approximately $2.7 million compared to approximately $1.0 million for the 2016 period. The increase in net cash used in operating activities mostly relates to the increase in net loss, partially offset by the research and development – intellectual property acquired paid for in preferred shares.

Investing Cash Flows. Cash used in investing activities in the six months ended April 30, 2017 amounted to approximately $2.0 million. The $2.0 million relates to the purchase of property and equipment (mostly medical equipment). There were no investing activities in the 2016 period.

Financing Cash Flows. Net cash provided by financing activities for the six months ended April 30, 2017 amounted to approximately $2.9 million compared to approximately $8.7 million used in 2016 period. For the six months ended April 30, 2017, the $2.9 million related to capital raising activities and proceeds from option exercises. For the six months ended April 30, 2016, the $8.7 million mostly related to a payment of a $10.0 million special cash dividend, partially offset by an equity capital raise of approximately $1.4 million.

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

Changes in Internal Control Over Financial Reporting

During the three months ended April 30, 2017, there were no changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, the Company and a number of other game publisher defendants. The complaint alleges that the Company’s Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The Company, in conjunction with Microsoft, is defending itself against the claim and has certain third-party indemnity rights from developers for costs incurred in the litigation. In August 2015, the defendants jointly moved to transfer the case to the Western District of Washington. On May 17, 2016, the Washington Court issued a scheduling order that provides that defendants leave to jointly file an early motion for summary judgement in June 2016. On June 17, 2016, the defendants jointly filed a motion for summary judgment that stated that none of the defendants, including the Company, infringed upon the asserted patent. On July 9, 2016, Mr. Baker opposed the motion. On July 15, 2016, the defendants jointly filed a reply. The briefing on the motion is now closed. The Court has not yet issued a decision or indicated if or when there will be oral argument on the motion.

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

POLARITYTE, INC.

/s/ Denver Lough
Denver Lough
Chief Executive Officer
(Principal Executive Officer)
Date:	June 9, 2017

/s/ John Stetson
John Stetson
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	June 9, 2017

