Form 10-Q
period 2017-07-31
POLARITYTE, INC.
filed 2017-09-14
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

Commission File No. 000-51128

POLARITYTE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

615 Arapeen Drive

Salt Lake City, UT 84108

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

As of September 12, 2017, there were 6,333,985 shares of the Registrant’s common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POLARITYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 31,2017	October 31,2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,027	$6,523
Prepaid expenses and other current assets	411	47
Receivable from Zift	60	-
Current assets related to discontinued operations	-	163
Total current assets	3,498	6,733
Non-current assets:
Property and equipment, net	2,073	18
Receivable from Zift, non-current	30	-
Total non-current assets	2,103	18
TOTAL ASSETS	$5,601	$6,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,439	$474
Warrant liability	-	70
Current liabilities related to discontinued operations	-	810
Total current liabilities	1,439	1,354
Total liabilities	1,439	1,354

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Convertible preferred stock - 10,000,000 shares authorized, 3,246,042 and 7,374,454 shares issued and outstanding at July 31, 2017 and October 31, 2016, aggregate liquidation preference $2,140 and $4,854, respectively	111,195	10,153
Common stock - $.001 par value; 250,000,000 shares authorized; 6,093,743 and 2,782,963 shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively	6	3
Additional paid-in capital	142,358	123,417
Accumulated deficit	(249,397)	(128,176)
Total stockholders’ equity	4,162	5,397
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,601	$6,751

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2017	2016	2017	2016
Operating costs and expenses
Research and development	$1,641	$-	$3,424	$-
Research and development – intellectual property acquired	-	-	104,693	-
General and administrative	3,629	1,880	12,757	3,531
	5,270	1,880	120,874	3,531
Operating loss	(5,270)	(1,880)	(120,874)	(3,531)
Other expenses (income)
Interest income	(3)	(5)	(10)	(15)
Change in fair value of warrant liability	-	(159)	8	(133)
Net loss from continuing operations	(5,267)	(1,716)	(120,872)	(3,383)
Loss from discontinued operations	(33)	(770)	(449)	(851)
Gain on sale of discontinued operations	100	-	100	-
Gain (loss) from discontinued operations, net	67	(770)	(349)	(851)
Net loss	(5,200)	(2,486)	(121,221)	(4,234)
Special cash dividend attributable to preferred stockholders	-	-	-	(6,002)
Net loss attributable to common stockholders	$(5,200)	$(2,486)	$(121,221)	$(10,236)

Net loss per share, basic and diluted:
Loss from continuing operations	$(0.94)	$(0.65)	$(26.65)	$(1.73)
Gain (loss) from discontinued operations	0.01	(0.29)	(0.08)	(0.43)
Special cash dividend attributable to preferred stockholders	-	-	-	(3.06)
Net loss attributable to common stockholders	$(0.93)	$(0.94)	$(26.73)	$(5.22)

Weighted average shares outstanding, basic and diluted:	5,568,072	2,631,640	4,534,967	1,960,643

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of October 31, 2016	7,374,454	$10,153	2,782,963	$3	$123,417	$(128,176)	$5,397
Issuance of common stock in connection with:
Conversion of Series A preferred stock to common stock	(3,991,487)	(976)	761,798	1	975	-	-
Conversion of Series B preferred stock to common stock	(6,512)	(549)	108,543	-	549	-	-
Conversion of Series C preferred stock to common stock	(7,798)	(609)	146,346	-	609	-	-
Conversion of Series D preferred stock to common stock	(129,665)	(1,517)	216,106	-	1,517	-	-
Issuance of Series E preferred stock for research and development intellectual property	7,050	104,693	-	-	-	-	104,693
Proceeds from option exercises	-	-	231,404	-	1,123	-	1,123
Warrant exchange to common stock	-	-	56,250	-	78	-	78
Stock-based compensation expense	-	-	1,031,000	1	11,813	-	11,814
Shares issued for cash	-	-	759,333	1	2,277	-	2,278
Net loss	-	-	-	-	-	(121,221)	(121,221)
Balance as of July 31, 2017	3,246,042	$111,195	6,093,743	$6	$142,358	$(249,397)	$4,162

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(121,221)	$(4,234)
Loss from discontinued operations	349	851
Loss from continuing operations	(120,872)	(3,383)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	295	-
Stock based compensation expense	10,696	1,845
Research and development - intellectual property acquired	104,693	-
Change in fair value of warrant liability	8	(133)
Offering costs expensed	-	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(364)	(20)
Accounts payable and accrued expenses	857	(46)
Net cash used in continuing operating activities	(4,687)	(1,716)
Net cash provided by discontinued operating activities	33	163
Net cash used in operating activities	(4,654)	(1,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,253)	-
Net cash used in continuing investing activities	(2,253)	-
Net cash provided by discontinued investing activities	10	-
Net cash used in investing activities	(2,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Special cash dividend	-	(10,000)
Proceeds from stock options exercised	1,123	129
Net proceeds from the sale of common stock and warrants	-	1,406
Proceeds from the sale of common stock	2,278	-
Payments to Zift	-	(299)
Net cash provided by (used in) financing activities	3,401	(8,764)

Net decrease in cash and cash equivalents	(3,496)	(10,317)
Cash and cash equivalents - beginning of period	6,523	17,053
Cash and cash equivalents - end of period	$3,027	$6,736

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock	$976	$401
Conversion of Series B preferred stock to common stock	$549	$-
Conversion of Series C preferred stock to common stock	$609	$-
Conversion of Series D preferred stock to common stock	$1,517	$140
Unpaid liability for acquisition of property and equipment	$108	$-
Warrant exchange for common stock shares	$78	$-
Common stock shares and warrants issued for offering costs	$-	$75

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

Asset Acquisition and Name Change. On December 1, 2016, Majesco Entertainment Company (n/k/a PolarityTE, Inc.), a Delaware corporation (the “Company”) entered into an agreement to acquire the assets of Polarity NV (as defined below), a regenerative medicine company. The asset acquisition was subject to shareholder approval, which was received on March 10, 2017 and the transaction closed on April 7, 2017, as more fully described below. In January, 2017, the Company changed its name to “PolarityTE, Inc.”

On December 1, 2016, the Company appointed Dr. Denver Lough as Chief Executive Officer, Chief Scientific Officer and Chairman of our Board of Directors and Dr. Ned Swanson as Chief Operating Officer of the Company. Until their respective appointments, both doctors were associated with Johns Hopkins University, Baltimore, Maryland, as full-time residents. On December 1, 2016, Dr. Lough assigned the patent application as well as all related intellectual property to a newly-formed Nevada corporation, Polarityte, Inc. (“Polarity NV”), and the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with Polarity NV and Dr. Lough. As a result, at closing, the patent application would be owned by the Company without the need for further assignments or recordation with the Patent Trademark Office.

On April 7, 2017, the Company issued 7,050 shares of its newly authorized Series E Preferred Stock (the “Series E Preferred Shares”) convertible into an aggregate of 7,050,000 shares of the Company’s common stock with a fair value of approximately $104.7 million which is equal to 7,050,000 common shares times $14.85 (the closing price of the Company’s common stock as of April 7, 2017) to Dr. Lough for the purchase of the Polarity NV’s assets. Since the assets purchased were in-process research and development assets, the total purchase price was immediately expensed as research and development - intellectual property acquired since they have no alternative future use.

Drs. Lough and Swanson lead the Company’s current efforts focused on scientific research and development and in this regard on December 1, 2016, the Company leased laboratory space and purchased laboratory equipment in Salt Lake City, Utah. Subsequent expenditures include the purchase of medical equipment, including microscopes for high end real-time imaging of cells and tissues required for tissue engineering and regenerative medicine research. The Company has added additional facilities, and established university and scientific relationships and collaborations in order to pursue its business. None of these activities were performed by Dr. Lough or Dr. Swanson prior to December 1, 2016 in connection with their university positions or privately.

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

Step 1 - Is substantially all the fair value of the gross assets acquired concentrated in a single or (group of similar) identifiable asset(s)? - The Company has a proposal to acquire a single intellectual property asset and no employees on the acquisition date.

Step 2 - Evaluate whether an input and a substantive process exists? Does the set have outputs? - The set does not yet have outputs, as Polarity NV’s intellectual property does not generate any revenue. Without outputs, the set requires employees that form an organized workforce with skills, knowledge, or experience to perform an acquired process that is critical to the ability to create outputs to qualify as a business. Polarity NV never had any employees or workforce. On December 1, 2016, prior to any Polarity NV acquisition, the Company hired Denver Lough as its Chief Executive and Chief Scientific Officer and Edward Swanson as Chief Operating Officer. Both of these executives were employed full-time by Johns Hopkins University and were not employed by Polarity NV. In December 2016, the Company established a clinical advisory board and added three members in December 2016 and three more in January 2017. Establishing the clinical advisory board and hiring a COO are critical to establishing at the Company for the first time a workforce that has the knowledge and experience to obtain regulatory approval of the Company’s intellectual property. Therefore, the acquisition of an intellectual property asset and no employees from Polarity NV on April 7, 2017 did not represent the acquisition of an organized workforce with the necessary skills and experience to create outputs.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Discontinued Operations. On June 23, 2017, the Company sold Majesco Entertainment Company, a Nevada corporation and wholly-owned subsidiary of the Company (“Majesco Sub”) to Zift Interactive LLC, a Nevada limited liability company pursuant to a purchase agreement. Pursuant to the terms of the agreement, the Company sold 100% of the issued and outstanding shares of common stock of Majesco to Zift, including all of the right, title and interest in and to Majesco Sub’s business of developing, publishing and distributing video game products through mobile and online digital downloading. Pursuant to the terms of the agreement, the Company will receive total cash consideration of approximately $100,000 ($5,000 upon signing the agreement and 19 additional monthly payments of $5,000) plus contingent consideration based on net revenues valued at $0. As of July 31, 2017, the Company received $10,000 in cash consideration.

As a result of transactions contemplated above, the Company disposed entirely of its gaming business assets and intends to devote its resources and attention to its regenerative medicine efforts going forward.

General. The accompanying condensed consolidated financial statements present the financial results of PolarityTE, Inc. and its wholly owned subsidiaries; Polarity NV, Majesco Sub and Majesco Europe Limited. Majesco Europe Limited was dissolved during the year ended October 31, 2016 and Majesco Sub was sold on June 23, 2017.

Segments. With the sale of Majesco Sub on June 23, 2017, the Company now solely operates in its Regenerative Medicine segment.

Regenerative Medicine

Through its regenerative medicine efforts, the Company is developing the proprietary tissue engineering platform invented by Dr. Denver Lough to translate regenerative products into clinical application. Preliminarily, the technological platform has demonstrated the potential capacity to grow fully functional tissue across the entire spectrum of the musculoskeletal and integumentary systems, including skin, muscle, bone, cartilage, peripheral nerve, fat, and fascia. Preliminary results indicate it has applications across solid organ and specialty tissue regeneration as well, including bowel, liver, kidney, and urethra. The product furthest in the development pipeline is an autologous (tissue from the patient themselves) skin regeneration construct, SkinTE TM, to regenerate fully functional skin with all of its layers, including epidermis, dermis, hypodermis, and all appendages including hair and glands. The Company is preparing SkinTE TM for clinical testing and market entry. The platform provides a pipeline of products to follow in parallel, with plans for serial clinical and market entry, and each addressing separate and similarly sized potential markets. The Company’s approach seeks to benefit from fewer regulatory and capital barriers to market entry, avoiding the long timelines associated with three phase trials and their associated costs seen with other competing technologies and therapeutics. The regenerative medicine business model being pursued takes advantage of the smaller regulatory hurdles, with streamlined product development from cell/tissue in vitro and ex vivo testing, to small and large animal preclinical models, manufacturing technology transfer, and ultimately clinical application and market entry occurring in a mapped out stepwise fashion for each product.

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

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; Polarity NV, Majesco Sub and Majesco Europe Limited. Majesco Europe Limited was dissolved during the year ended October 31, 2016 and Majesco Sub was sold on June 23, 2017. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

Accounts Payable and Accrued Expenses. The carrying amounts of accounts payable and accrued expenses approximate fair value as these accounts are largely current and short term in nature.

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

Stock Based Compensation. The Company measures all stock-based compensation to employees using a fair value method and records such expense in general and administrative and research and development expenses. Compensation expense for stock options with cliff vesting is recognized on a straight-line basis over the vesting period of the award, based on the fair value of the option on the date of grant. For stock options with graded vesting, the Company recognizes compensation expense over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards.

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

Reclassifications. Certain previously reported amounts have been reclassified to conform with the current financial statement presentation. One reclassification relates to discontinued operations. Another represents a reclassification of approximately $1.8 million from general and administrative expenses to research and development expenses for the six months ended April 30, 2017.

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

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”) that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU No. 2014-15 on November 1, 2016 and its adoption did not have a material impact on the Company’s financial statements.

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

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception. The Company has sustained cumulative losses of approximately $249.4 million as of July 31, 2017, has negative working capital and has not generated positive cash flows from operations. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, potential collaborations, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, execute a collaboration arrangement or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2017	October 31, 2016
Legal retainer	$60	$-
Prepaid insurance	86	22
Tax receivable	-	18
Trade show deposit	160	-
Other prepaids	71	-
Deposits	32	-
Other assets	2	7
Total prepaid expenses and other current assets	$411	$47

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	July 31, 2017	October 31, 2016
Medical equipment	$2,193	$-
Computers and software	198	61
Furniture and equipment	109	78
Total property and equipment, gross	2,500	139
Accumulated depreciation	(427)	(121)
Total property and equipment, net	$2,073	$18

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	July 31, 2017	October 31, 2016
Accounts payable	$56	$-
Due to Zift	66	-
Medical equipment purchase	108	-
Salaries and other compensation	662	463
Legal and accounting	454	-
Other accruals	93	11
Total accounts payable and accrued expenses	$1,439	$474

Salaries and other compensation include accrued payroll expense and employer 401K plan contributions.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY

Convertible preferred stock as of July 31, 2017 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	3,146,671	$769	$2,140	713,245
Series B	54,250	47,689	4,020	-	794,806
Series C	26,000	17,965	1,401	-	417,791
Series D	170,000	26,667	312	-	44,445
Series E	7,050	7,050	104,693	-	7,050,000
Other authorized, unissued	912,700	-	-	-	-
Total	10,000,000	3,246,042	$111,195	$2,140	9,020,287

Convertible preferred stock as of October 31, 2016 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	7,138,158	$1,745	$4,854	1,189,693
Series B	54,250	54,201	4,569	-	903,362
Series C	26,000	25,763	2,010	-	429,392
Series D	170,000	156,332	1,829	-	260,553
Other authorized, unissued	919,750	-	-	-	-
Total	10,000,000	7,374,454	$10,153	$4,854	2,783,000

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

Each Warrant is immediately exercisable for two years, but not thereafter, at an exercise price of $6.90 per share. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. The exercise price and number of warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction. The Warrants were classified as liabilities and measured at fair value, with changes in fair value recognized in the Condensed Consolidated Statements of Operations in other expenses (income) until they were exchanged for shares of common stock on January 18, 2017. The initial recognition of the Warrants resulted in an allocation of the net proceeds from the offering to a warrant liability of approximately $318,000, with the remainder being attributable to the common stock sold in the offering.

Preferred Share Conversion Activity

During the nine months ended July 31, 2017, 3,991,487 shares of Convertible Preferred Stock Series A, 6,512 shares of Convertible Preferred Stock Series B, 7,798 shares of Convertible Preferred Stock Series C and 129,665 shares of Convertible Preferred Stock Series D were converted into 1,232,793 shares of common stock.

During the nine months ended July 31, 2016, 1,638,810 shares of Convertible Preferred Stock Series A and 12,001 shares of Convertible Preferred Stock Series D were converted into 293,137 shares of common stock.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the nine months ended July 31, 2017, certain employees exercised their options at a weighted-average exercise price of $4.85 in exchange for the Company’s common stock for an aggregated amount of 231,404 shares. The Company received approximately $1.1 million from the exercise of stock options.

8. FAIR VALUE MEASUREMENTS

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At July 31, 2017, there was no warrant liability balance.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability (in thousands):

Warrant Liability
Fair value - October 31, 2016	$70
Change in fair value	8
Exchanged - January 18, 2017 (see Note 7)	(78)
Fair value - July 31, 2017	$-

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. STOCK BASED COMPENSATION ARRANGEMENTS

Stock-based compensation expense during the three months ended July 31, 2017 and 2016 amounted to approximately $3.7 million and $1.6 million, respectively. Stock-based compensation expense (including stock based compensation recorded in discontinued operations) during the nine months ended July 31, 2017 and 2016 amounted to approximately $11.8 million and $2.8 million, respectively. Stock-based compensation expense is recorded in general and administrative and research and development expenses in the accompanying consolidated statements of operations.

On February 8, 2017, the Board appointed Steve Gorlin as a Class II director with a term expiring in 2019 and Dr. Jon Mogford as a Class III director with a term expiring in 2017 to fill vacancies created upon the resignations of Messrs. Brauser and Honig. In addition, Mr. Gorlin was appointed as a member of each of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees. Each of Mr. Gorlin and Dr. Mogford are deemed an “independent” director as such term is defined by the rules of The NASDAQ Stock Market LLC. There are no family relationships between either of Mr. Gorlin and Dr. Mogford and any of our other officers and directors. Mr. Gorlin and Dr. Mogford were each granted (i) an option to purchase up to 50,000 shares of the Company’s common stock at an exercise price equal to $4.72 per share (the “Options”) which Options will vest in 24 equal monthly installments commencing on the one month anniversary of the grant date and (ii) a restricted stock award of 50,000 shares of common stock that will vest in 24 equal monthly installments commencing on the one month anniversary of the grant date (the “RSUs”). The Options and the RSUs were granted pursuant to the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan, the vesting and the exercise of the Options and the vesting of the RSUs are subject to stockholder approval (which was considered perfunctory given management’s high level of ownership interest).

A summary of the Company’s employee stock option activity in the nine months ended July 31, 2017 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2016	383,210	$5.74
Granted	2,715,000	$3.49
Exercised	(231,404)	$4.85
Outstanding - July 31, 2017	2,866,806	$3.68
Options exercisable - July 31, 2017	997,008	$3.88
Weighted-average fair value of options granted during the period		$2.37

A summary of the Company’s non-employee stock option activity in the nine months ended July 31, 2017 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2016	-	$-
Granted	52,000	$4.71
Outstanding - July 31, 2017	52,000	$4.71
Options exercisable - July 31, 2017	10,833	$4.71

The value of employee and non-employee stock option grants is amortized over the vesting period of, generally, one to three years. As of July 31, 2017, there was approximately $2.8 million of unrecognized compensation cost related to non-vested employee and non-employee stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended July 31, 2017:

Risk free annual interest rate	1.78-2.28%
Expected volatility	71.65-86.34%
Expected life	5.04-6.00
Assumed dividends	None

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s restricted stock activity in the nine months ended July 31, 2017 is presented below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested - October 31, 2016	274,829	$6.00
Granted	1,031,000	$4.56
Vested	(1,011,466)	$4.22
Unvested - July 31, 2017	294,363	$7.07

During the nine months ended July 31, 2017, the Company granted 1,031,000 restricted shares to employees and non-employees.

The weighted-average fair value of restricted shares granted during the nine months ended July 31, 2017 was $4.56. The total fair value of restricted stock granted during the nine months ended July 31, 2017 was approximately $4.7 million.

The value of restricted stock grants is measured based on its fair value on the date of grant and amortized over the vesting period of, generally, six months to three years. As of July 31, 2017, there was approximately $2.0 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.6 years.

10. INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The Company’s effective tax rate for the nine months ended July 31, 2017 and 2016 differed from the expected U.S. federal statutory rate primarily due to the change in the valuation allowance. The issuance of Preferred Stock in connection with the Polarity acquisition will likely result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382.

11. LOSS PER SHARE

Shares of common stock issuable under convertible preferred stock, warrants and options and shares subject to restricted stock grants were not included in the calculation of diluted earnings per common share for the three months and nine months ended July 31, 2017 and 2016, as the effect of their inclusion would be anti-dilutive.

The table below provides total potential shares outstanding, including those that are anti-dilutive, on July 31, 2017 and 2016:

	July 31,
	2017	2016
Shares issuable upon exercise of warrants	-	187,500
Shares issuable upon conversion of preferred stock	9,020,287	2,783,000
Shares issuable upon exercise of stock options	2,918,806	394,278
Non-vested shares under restricted stock grants	294,363	303,477

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

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

13. RELATED PARTIES

In January 2015, the Company entered into an agreement with Equity Stock Transfer for transfer agent services. A former Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer. Fees under the agreement were approximately $2,000 and $0, in the nine months ended July 31, 2017 and 2016, respectively.

14. DISCONTINUED OPERATIONS

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

On June 23, 2017, the Company sold Majesco Entertainment Company, a Nevada corporation and wholly-owned subsidiary of the Company (“Majesco”) to Zift (the “Purchaser”) pursuant to a purchase agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company sold to the Purchaser 100% of the issued and outstanding shares of common stock of Majesco, including all of the right, title and interest in and to Majesco’s business of developing, publishing and distributing video game products through mobile and online digital downloading. Pursuant to the terms of the Purchase Agreement, the Company will receive total cash consideration of $100,000 ($5,000 upon signing the Purchase Agreement and 19 additional monthly payments of $5,000) plus contingent consideration based on net revenues valued at $0. The Company received $10,000 in cash consideration as of July 31, 2017. Subsequent to July 31, 2017, the Company received another $5,000.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded a gain of $100,000 on the sale of Majesco Entertainment Company, calculated as the difference between the $100,000 in non-contingent consideration and the net carrying amount of Majesco Entertainment Company, which was $0. The gain on the sale of Majesco Entertainment Company may be adjusted in future periods by the contingent consideration, based upon the achievement of pre-determined revenue milestones of more than $50,000 per month.

The sale of Majesco Entertainment Company, classified in the Company’s video games segment, qualifies as a discontinued operation as the sale represents a strategic shift that has (or will have) a major effect on operations and financial results.

The results of operations from the discontinued business for the three and nine months ended July 31, 2017 and 2016 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Revenues	$143	$315	$558	$1,318
Expenses	176	1,085	1,007	2,169
Loss from discontinued operations	$(33)	$(770)	$(449)	$(851)

Gain on sale of discontinued operations	$100	$-	$100	$-

The assets and liabilities related to the discontinued operations as of July 31, 2017 and October 31, 2016 are as follows (in thousands):

	July 31, 2017	October 31, 2016
	(Unaudited)
Current assets related to discontinued operations
Accounts receivable	$-	$113
Capitalized software development costs and license fees	-	50
	$-	$163

Current liabilities related to discontinued operations
Accounts payable and accrued expenses	$-	$810
	$-	$810

The cash flows from the discontinued business for the nine months ended July 31, 2017 and 2016 are as follows (in thousands):

	For the nine months ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from discontinued operations	(349)	(851)
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
Depreciation and amortization	11	21
Stock based compensation expense	1,118	994
Amortization of capitalized software development costs and license fees	50	150
Gain on sale of Majesco Sub	(100)	-
Changes in operating assets and liabilities:
Accounts receivable	113	107
Capitalized software development costs and license fees	-	(21)
Accounts payable and accrued expenses	(810)	(218)
Payable to Zift	-	(19)
Net cash provided by discontinued operating activities	33	163

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of Majesco Sub	10	-
Net cash provided by discontinued investing activities	10	-

15. SUBSEQUENT EVENTS

On September 14, 2017, the Company announced that it has entered into securities purchase agreements with investors for the sale of $15.2 million of Series F Convertible Preferred Stock. The Investor will also receive 276,364 Warrants exercisable at $30.00 per share of common stock. The Series F Convertible Preferred stock converts at $27.50 per share into a total of 552,727 shares of common stock, upon conversion.

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

Research and Development Expenses. Research and development expenses primarily represent employee related costs, including stock compensation, for research and development executives and staff, lab and office expenses and other overhead charges.

Research and Development - Intellectual Property Acquired. On April 7, 2017, as payment for the Polarity NV asset acquisition, the Company issued 7,050 shares of Series E Preferred Stock convertible into an aggregate of 7,050,000 shares of the Company’s common stock and with a fair value of approximately $104.7 million which is equal to 7,050,000 common shares times $14.85 (the closing price of the Company’s common stock as of April 7, 2017). Since the assets purchased were in-process research and development assets, the total purchase price was immediately expensed as research and development - intellectual property acquired since they have no alternative future use.

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

Discontinued Operations. On June 23, 2017, the Company sold Majesco Entertainment Company, a Nevada corporation and wholly-owned subsidiary of the Company (“Majesco”) to Zift Interactive LLC, a Nevada limited liability company (the “Purchaser”) pursuant to a purchase agreement (the “Agreement”). Pursuant to the terms of the Agreement, the Company sold to the Purchaser 100% of the issued and outstanding shares of common stock of Majesco, including all of the right, title and interest in and to Majesco’s business of developing, publishing and distributing video game products through both retail distribution and mobile and online digital downloading. Pursuant to the terms of the Agreement, the Company will receive total cash consideration of approximately $100,000 ($5,000 upon signing the Agreement and 19 additional monthly payments of $5,000) plus contingent consideration based on net revenues.

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

Results of Operations

Three months ended July 31, 2017 versus three months ended July 31, 2016

Research and Development Expenses. For the three-month period ended July 31, 2017, research and development expenses were approximately $1.6 million. Research and development costs mostly consist of salaries of approximately $488,000, stock-based compensation of approximately of $452,000, travel relates expenses of approximately $264,000 and medical equipment depreciation of approximately $122,000.

General and Administrative Expenses. For the three-month period ended July 31, 2017, general and administrative expenses increased 93% to approximately $3.6 million compared to $1.9 million for the three months ended July 31, 2016. The increase is primarily due to increased stock-based compensation.

Net loss from continuing operations. Operating loss for the three months ended July 31, 2017 was approximately $5.3 million, compared to an operating loss of approximately $1.7 million in the comparable period in 2016, primarily reflecting higher stock-based compensation expenses.

Nine months ended July 31, 2017 versus nine months ended July 31, 2016

Research and Development Expenses. For the nine-month period ended July 31, 2017, research and development expenses were approximately $3.4 million. Research and development costs mostly consist of salaries of approximately $1.3 million, stock-based compensation of approximately of $639,000, travel relates expenses of approximately $543,000 and medical equipment depreciation of approximately $295,000.

Research and Development - Intellectual Property Acquired. For the nine months ended July 31, 2017, research and development - intellectual property acquired relates to the Polarity NV asset acquisition and the issuance of 7,050 shares of Series E Preferred Stock convertible into an aggregate of 7,050,000 shares of the Company’s common stock with a fair value of approximately $104.7 million which is equal to 7,050,000 common shares times $14.85 (the closing price of the Company’s common stock as of April 7, 2017). Since the assets purchased were in-process research and development assets, the total purchase price was immediately expensed as research and development - intellectual property acquired since there is no alternative future use.

General and Administrative Expenses. For the nine-month period ended July 31, 2017, general and administrative expenses increased 261% to approximately $12.8 million compared to $3.5 million for the nine months ended July 31, 2016. The increase is primarily due to increased stock-based compensation and increased headcount related to the Company’s new medical activities.

Net loss from continuing operations. Operating loss for the nine months ended July 31, 2017 was approximately $120.9 million, compared to an operating loss of approximately $3.4 million in the comparable period in 2016, primarily reflecting higher research and development - intellectual property acquired expenses and stock-based compensation expenses.

Liquidity and Capital Resources

As of July 31, 2017, our cash and cash equivalents balance was $3.0 million and our working capital was approximately $2.1 million, compared to cash and equivalents of $6.5 million and working capital of $5.4 million at October 31, 2016.

As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $249.4 million at July 31, 2017, a net loss of approximately $120.9 million from continuing operations and approximately $4.7 million net cash used in continuing operating activities for the nine months ended July 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We will continue to pursue fundraising opportunities that meet our long-term objectives, however, our cash position is not sufficient to support our operations for the foreseeable future. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Preferred Share Conversion Activity

During the nine months ended July 31, 2017, 3,991,487 shares of Convertible Preferred Stock Series A, 6,512 shares of Convertible Preferred Stock Series B, 7,798 shares of Convertible Preferred Stock Series C and 129,665 shares of Convertible Preferred Stock Series D were converted into 1,232,793 shares of common stock.

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

During the nine months ended July 31, 2017, certain employees exercised their options at a weighted-average exercise price of $4.85 in exchange for the Company’s common stock for an aggregated amount of 231,404 shares.

Off-Balance Sheet Arrangements

As of July 31, 2017, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents and working capital were approximately $3.0 million and $2.1 million, respectively, as of July 31, 2017 compared to approximately $6.5 million and $5.4 million at October 31, 2016, respectively.

Operating Cash Flows. Cash used in continuing operating activities in the nine months ended July 31, 2017 amounted to approximately $4.7 million compared to approximately $1.7 million for the 2016 period. The increase in net cash used in continuing operating activities mostly relates to the increase in net loss, partially offset by the research and development - intellectual property acquired paid for in preferred shares and by the increase in share-based compensation.

Cash used in discontinued operating activities in the nine months ended July 31, 2017 amounted to approximately $33,000 compared to approximately $163,000 for the 2016 period.

Investing Cash Flows. Cash used in continuing investing activities in the nine months ended July 31, 2017 amounted to approximately $2.3 million. The $2.3 million relates to the purchase of property and equipment (mostly medical equipment). There were no investing activities in the 2016 period.

Financing Cash Flows. Net cash provided by financing activities for the nine months ended July 31, 2017 amounted to approximately $3.4 million compared to approximately $8.8 million used in 2016 period. For the nine months ended July 31, 2017, the $3.4 million related to capital raising activities and proceeds from option exercises. For the nine months ended July 31, 2016, the $8.8 million mostly related to a payment of a $10.0 million special cash dividend, partially offset by an equity capital raise of approximately $1.4 million.

Recent Accounting Pronouncements

Refer to our discussion of recent accounting pronouncements in Note 2 - Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

During the three months ended July 31, 2017, there were no changes in our internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Purchase Agreement dated June 23, 2017

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

/s/ Denver Lough
Denver Lough
Chief Executive Officer
(Principal Executive Officer)
Date:	September 14, 2017

/s/ John Stetson
John Stetson
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	September 14, 2017

