Form 10-K/A
period 2017-10-31
POLARITYTE, INC.
filed 2018-02-28
CIK 1076682

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

The aggregate market value of the common stock held by non-affiliates as of April 30, 2017 was $56.3 million.

The outstanding number of shares of common stock as of February 26, 2018 was 7,357,150.

EXPLANATORY NOTE

PolarityTE, Inc. (the “Company,” “we,” “us,” “our” or “Polarity”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended October 31, 2017, originally filed with the Securities and Exchange Commission on January 29, 2018. The purpose of this Amendment is to include Part III information. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted. This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of our Form 10-K are hereby amended and restated in their entirety. In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the Company’s executive officers and key personnel.

Name	Position(s)
Denver Lough	Chief Executive Officer, Chief Scientific Officer, Chairman and Class III Director
Edward Swanson	Chief Operating Officer and Class III Director
John Stetson	Chief Financial Officer, Executive Vice President and Class III Director
Michael Neumeister	Chief Medical Officer
Stephen Milner	Chief Clinical Officer
Cameron Hoyler	Chief Legal Officer, General Counsel
Jennifer Burdman	Chief Intellectual Property Officer and Deputy General Counsel

The following is a brief summary of the background of each of our executive officers.

Dr. Denver Lough, 36, was appointed our Chairman, Chief Executive Officer and Chief Scientific Officer on December 1, 2016. From August 2009, Dr. Lough has served as Department of Surgery Faculty and Translational Research Director at Laboratory for Regenerative Medicine and Applied Sciences, Institute for Plastic Surgery Southern Illinois University School of Medicine, and from June 2013, he has served as Director of Biomedical Applications for Laboratory for Craniofacial Regenerative Medicine Johns Hopkins Hospital Department of Plastic and Reconstructive Surgery. In addition, Dr. Lough was a lead research associate in the Vascularized Composite Allotransplantation Laboratory at the Johns Hopkins Hospital Department of Plastic and Reconstructive Surgery and has been a research consultant to the Johns Hopkins Hendrix Burn Research Center. Dr. Lough was assembled as a member among other burn experts as a Taiwanese presidential disaster response team following the largest civilian burn disaster in 2015.

From 2012 until 2016 Dr. Lough has been a Plastic & Reconstructive Surgery House Staff Officer at Johns Hopkins University School of Medicine, Department of Plastic & Reconstructive Surgery. Dr. Lough also founded PolarityTE, LLC, PolarityTE NV and Lough & Associates LLC which are engaged in the business of developing intellectual property related to regenerative medicine and related fields. Dr. Lough has received numerous accolades and awards by national societies related to basic and translational science applications in tissue engineering, regenerative medicine, and immunology as well as within solid organ and reconstructive transplantation. We believe that Dr. Lough is qualified to serve as a member of our Board because of his experience in clinical medicine and surgery as well as the development and innovation of technologies related to regenerative medicine and related patents and intellectual property which the Company has reviewed for potential development. Dr. Lough holds an M.D. and PhD in Biochemistry, Molecular and Cell Biology from Georgetown University which he earned in 2012.

Dr. Edward Swanson, 32, was appointed as Chief Operating Officer and Director of the Company on December 1, 2016. Following completion of his undergraduate degree in Applied Sciences in Biomedical Sciences at the School of Engineering and Applied Sciences at the University of Pennsylvania, Dr. Swanson received his medical degree from Harvard Medical School, where he attended as a student from August 2008 to May 2012, graduating with honors for his thesis researching surgical outcomes within craniofacial and plastic surgery. From July 2012 until December 2016, Dr. Edward Swanson was a Surgical Resident in Plastic & Reconstructive Surgery in the Department of Plastic and Reconstructive Surgery at The Johns Hopkins University School of Medicine. During his time at Johns Hopkins, he served in a leadership role within the residency, sitting on the Program Evaluation Committee from July 2015 to December 2016 and The Johns Hopkins Hospital House staff Patient Safety and Quality Council from July 2014 to June 2015. Dr. Swanson has extensive experience in basic and translational biomedical research, including as a research associate in Wound Healing in the Division of Plastic Surgery at the Brigham and Women’s Hospital and Harvard Medical School from May 2004 to August 2004, thesis student in Traumatic Brain Injury at the University of Pennsylvania from August 2006 to May 2007, research fellow in Pancreatic Cancer Cellular Biology at the Brigham and Women’s Hospital and Harvard Medical School from July 2007 to July 2008, research fellow in Nanomedicine at Harvard Medical School and MIT from May 2008 to August 2008, and research fellow in Vascularized Composite Allotransplantation at the Massachusetts General Hospital and Harvard Medical School during his final year of medical school. In addition, Dr. Swanson directed the large animal translational research as a lead research associate in the Vascularized Composite Allotransplantation Laboratory in the Department of Plastic and Reconstructive Surgery at The Johns Hopkins University School of Medicine from July 2014 to June 2015, overseeing experimental projects funded by multimillion dollar grants. Furthermore, Dr. Swanson has demonstrated national and international leadership throughout the field of plastic and reconstructive surgery at a young age, with greater than 40 peer-reviewed publications, five book chapters, and 30 national/international conference presentations. We believe that Dr. Swanson is qualified to serve as a member of our Board because of his experience in technology related to regenerative medicine and related patents and technology and their clinical applications, which the Company has reviewed for potential development.

John Stetson, 32, was appointed to our Board of Directors on December 1, 2016 and has served as our Chief Financial Officer, Executive Vice President and Secretary since September 25, 2015. Mr. Stetson has been the Managing Member of HS Contrarian Investments LLC, a private investment firm with a focus on early stage companies since 2010. In addition, Mr. Stetson served as Executive Vice President, Chief Financial Officer, and Director of Marathon Patent Group, Inc. (MARA), a NASDAQ listed patent monetization company from June 2012 to February 2015. Mr. Stetson was President & Co-Founder of Fidelity Property Group, Inc. from April 2010 to July 2014, a real estate development group focused on acquisition, rehabilitation, and short-term disposition of single family homes that completed 190 transactions, and generated over $46 million in sales. Mr. Stetson was an Investment Analyst from 2008 to 2009 for Heritage Investment Group and worked in the division of Corporate Finance of Toll Brothers from 2007 to 2008. Mr. Stetson received his BA in Economics from the University of Pennsylvania. We believe that Mr. Stetson is qualified to serve as a member of our Board because of his skills in finance and public company management and administration.

Dr. Michael Neumeister, 56, was appointed Chief Medical Officer on December 15, 2016. Dr. Neumeister has been associated with the Southern Illinois University School of Medicine in various positions since 1997, to wit: Chairman of Department of Surgery (2012-present); Chairman of the Institute of Plastic Surgery (2006-present); Professor at the Institute of Plastic Surgery (2005-present); Elvin G. Zook Endowed Chair of the Institute of Plastic Surgery (2008-present); Director-Hand/Micro Surgery Fellowship Program at Institute of Plastic Surgery (2007-present); Chief, Microsurgery and Research at Institute of Plastic Surgery (1999-present); Director-Plastic Surgery Residency Program at Institute of Plastic Surgery (1998-2008); Associate Professor at Institute of Plastic Surgery (2000-2005); and Assistant Professor at Institute of Plastic Surgery (1997-2000). Dr. Neumeister began his residency at Dalhousie University in Halifax, Nova Scotia in general surgery and went on to complete his plastic surgery residency at the University of Manitoba. He continued his training as a microsurgery fellow at Harvard University’s Brigham & Women’s Hospital in Boston and completed a one year hand and microsurgery fellowship at Southern Illinois University School of Medicine. Dr. Neumeister is board certified in plastic surgery by the Royal College of Surgeons of Canada and the American Board of Plastic Surgery. He has also received his Certificate in (SOTH) Surgery of The Hand. Dr. Neumeister has received awards for presentations given regionally, nationally and internationally, has over 150 book chapters and articles, and has multiple research interests in tissue engineering and regenerative medicine. Dr. Neumeister is the Editor in Chief of the official AAHS journal HAND. He is the past President of the American Society of Reconstructive Microsurgery, American Association for Hand Surgery, The Plastic Surgery Foundation (The Research Body of The American Society of Plastic Surgeons), Plastic Surgery Research Council, and the Midwest Association of Plastic Surgeons. Dr. Neumeister received his Doctor of Medicine from the University of Toronto in 1988 and his Bachelor of Science (Physiology/Pharmacology) from the University of Western Ontario in 1984.

Dr. Stephen Milner, 68, was appointed Chief Clinical Officer in March 2017. Dr. Milner is a former director of the Johns Hopkins Burn Center and professor of Reconstructive Surgery, Pediatrics, and Public Health at Johns Hopkins. Dr. Milner has also served as director of the Michael D. Hendrix Burn Research Center, as adjunct professor at the Uniformed Services University of the Health Sciences and as Honorary Civilian Consultant Advisor to the British Army in Plastic Surgery and Burns. Dr. Milner is a graduate of Guy’s Hospital Medical and Dental Schools. He trained in general surgery in London and at the Massachusetts General Hospital. After service as lieutenant colonel in the Royal Army Medical Corps, where he served on active duty in Operation Desert Storm, he completed a plastic surgery residency through the University of Texas and the Shriner’s Burn Institute in Galveston. In 2010 he was awarded an Honorary Doctorate of Science from the University of Glamorgan, UK in recognition for his work in burns. Dr. Milner was awarded the Humanitarian Award from the James R. Jordan Foundation in 2012 and the Sushruta-Guha Lectureship and medal in Plastic Surgery and Wound Healing from the Royal College of Surgeons of Edinburgh in 2013.

Cameron Hoyler, 33, was appointed General Counsel in April 2017 and Chief Legal Officer in November 2017. Prior to joining the Company, Mr. Hoyler was an attorney at King & Spalding LLP, where he practiced in the Life Sciences and Product Liability groups. Mr. Hoyler represented and counseled clients involved in disputes and transactions in a variety of settings, including product liability, employment, commercial, trademark, real estate, and insurance coverage. While at King & Spalding LLP, Mr. Hoyler devoted the vast majority of his practice to representing clients in the pharmaceutical and medical device industries, including Bristol-Myers Squibb Company, AstraZeneca Pharmaceuticals LP, and McKesson Corporation, in addition to working for clients in other highly-regulated industries, such as Chevron U.S.A. Inc. and Monsanto Company. He earned his Bachelor of Arts from the University of Pennsylvania, and his Juris Doctor from the University of San Francisco School of Law.

Jennifer Burdman, 41, was appointed Chief Intellectual Property Officer and Deputy General Counsel in August 2017. Ms. Burdman was a partner at King & Spalding LLP before joining PolarityTE, specializing in intellectual property procurement, protection, and enforcement. An experienced trial lawyer, she has successfully represented clients at the trial and appellate levels in complex, high-stakes litigations in patent infringement, trade secret misappropriation, and contractual matters involving IP rights. Noteworthy wins include a jury verdict of patent infringement resulting in over $34 million in damages, a jury verdict of willful misappropriation of trade secrets with damages of over $900 million, and the successful defense of a university against a patent licensee seeking expanded rights relating to its sponsored research and license agreements. Ms. Burdman was named to Benchmark Litigation’s 2016 and 2017 Under 40 Hot Lists and was profiled as a “Law360 Rising Star” in 2016. Ms. Burdman graduated from Dartmouth College with an A.B. in biochemistry and molecular biology and received her J.D. from Fordham University School of Law and has been registered to practice before the United States Patent and Trademark Office since 1999.

Board of Directors

We currently have a staggered Board comprised of three classes and each director serves until the annual meeting associated with their class. Class I Board members, or Jeff Dyer and Jon Mogford, will serve until our 2018 annual meeting, Class II Directors, or Steve Gorlin, will serve until our 2019 annual meeting and Class III Directors, or Denver Lough, Edward Swanson and John Stetson, will serve until our 2020 annual meeting.

On November 1, 2017, we were notified by The NASDAQ Capital Market that the Company was not in compliance with Listing Rule 5605, specifically (i) Listing Rule 5605(b)(1) requiring that a majority of the Board of Directors must be comprised of “independent” directors, as such term is defined under Listing Rule 5605 and (ii) Listing Rule 5605(c)(2)(a) requiring an audit committee to be comprised of at least three independent directors. The notice provided that consistent with Listing Rules 5605(b)(1)(A) and 5605(c)(4), The NASDAQ Capital Market will provide the Company a cure period in order to regain compliance as follows: (x) until the earlier of the Company’s next annual shareholders’ meeting or October 18, 2018 or (y) if the next annual shareholders’ meeting is held before April 30, 2018, then the Company must evidence compliance no later than April 30, 2018. On November 6, 2017, Jon Mogford was appointed to the Company’s audit committee in satisfaction of Listing Rule 5605(c)(2)(a).

Name	Age	Position
Denver Lough	36	Chairman, Chief Executive Officer, Chief Scientific Officer and Class III Director
Edward Swanson	32	Chief Operating Officer and Class III Director
John Stetson	32	Chief Financial Officer and Class III Director
Steve Gorlin	80	Class II Director (1)(2)(3)
Jeff Dyer	59	Class I Director (1)(2)(3)
Jon Mogford	50	Class I Director (1)(2)(3)

(1) Member of our audit committee

(2) Member of our compensation committee

(3) Member of our nominating and corporate governance committee

Background Information

The following is a brief summary of the background of each of our directors.

Dr. Denver Lough - Chairman, Chief Executive Officer and Chief Scientific Officer

Biographical information regarding Dr. Lough is provided above under Executive Officers.

Dr. Edward Swanson - Chief Operating Officer and Director

Biographical information regarding Dr. Swanson is provided above under Executive Officers.

John Stetson - Chief Financial Officer, Executive Vice President, Secretary and Director

Biographical information regarding Mr. Stetson is provided above under Executive Officers.

Steve Gorlin - Director

Steve Gorlin has founded several biotechnology and pharmaceutical companies over the past 40 years, including Hycor Biomedical, Inc. (acquired by Agilent), Theragenics Corporation (NYSE: TGX), CytRx Corporation (NASDAQ: CYTR), Medicis Pharmaceutical Corporation (acquired by Valeant), EntreMed, Inc. (NASDAQ: ENMD), MRI Interventions, DARA BioSciences, Inc. (NASDAQ: DARA), MiMedx Group, Inc. (NASDAQ: MDXG), and Medivation, Inc. (NASDAQ: MDVN). Since December 2014, Mr. Gorlin has served as a director of Catasys, Inc. and Co-Chairman of the board of directors of Medovex, Inc., and since May 2011 he has served on the board of directors of NTC China, Inc. In addition, since 2011, Mr. Gorlin has served as a member of the board of directors of DemeRX, Inc. (“DemeRX”) and from 2011 until 2012 he served as Chairman of the board of DemeRX. Since July 2015, he has also served as Vice Chairman of the board of NantKwest, Inc. and from July 2013 until May 2015 he served on various executive committees and the board of directors of Conkwest, Inc., a private company, which is now NantKwest, Inc. From November 2006 until June 2013, Mr. Gorlin served as a member of the board of directors of MiMedx Group, Inc. From 2010 until 2014 Mr. Gorlin served on the Business Advisory Council to the Johns Hopkins School of Medicine, from 2011 until 2013 he served on The Johns Hopkins BioMedical Engineering Advisory Board and from 2007 until 2011 he served on the Board of the Andrews Institute. He is presently a member of the Research Institute Advisory Committee (RIAC) of Massachusetts General Hospital. Mr. Gorlin founded a number of non-medical related companies, including Perma-Fix, Inc., Pretty Good Privacy, Inc. (sold to Network Associates), Judicial Correction Services, Inc. (sold to Correctional Healthcare) and NTC China, Inc. He started The Touch Foundation, a nonprofit organization for the blind and was a principal financial contributor to the founding of Camp Kudzu for diabetic children. Mr. Gorlin is qualified to serve as a member of the Company’s Board because of his experience in regenerative medicine and pharmaceutical drug and medical device research and development.

Jeff Dyer - Director

Jeff Dyer was appointed to our Board of Directors on March 2, 2017. Mr. Dyer has served as the Horace Beesley Professor of Strategy at Brigham Young University since September 1999. From August 1993 until September 1999 he served as an Assistant Professor at Wharton School, University of Pennsylvania, and from July 1984 until September 1988 he served as Management Consultant and Manager of Bain & Company. Mr. Dyer received his Bachelor of Science degree in psychology and MBA from Brigham Young University and his PhD in management from University of California, Los Angeles. Mr. Dyer is qualified to serve as a member of the Company’s Board because of his extensive business and management expertise and knowledge of capital markets.

Dr. Jon Mogford - Director

Dr. Jon Mogford was appointed to our Board of Directors on February 8, 2017. Dr. Mogford has served in various capacities for the Texas A&M University System (“Texas A&M”). Since May 2013, Dr. Mogford has served as the Vice Chancellor for Research, from August 2012 until April 2013 he served as the Chief Research Officer and from November 2011 until August 2012 he served as Associate Vice Chancellor for Strategic Initiatives at Texas A&M. Prior to joining the Texas A&M in 2011, from February 2010 until October 2011, Dr. Mogford served as Deputy Director of the Defense Sciences Office (DSO) of the Defense Advanced Research Projects Agency (DARPA) in the U.S. Department of Defense. From July 2005 until January 2009, Dr. Mogford served as Program Manager of DSO of DARPA. In addition, since November 2016, Dr. Mogford has served as a member of the board of directors of Medovex Corp. Dr. Mogford is the recipient of the Secretary of Defense Medal for Outstanding Public Service. Dr. Mogford obtained his bachelor’s degree in Zoology from Texas A&M University and doctorate in Medical Physiology from the Texas A&M University Health Science Center, College Station, Texas. His research in vascular physiology continued at the University of Chicago as a Postdoctoral fellow from 1997 until 1998. Dr. Mogford transitioned his research focus to the field of wound healing at Northwestern University, both as a Research Associate and also as a Research Assistant Professor from 1998 until 2003. He then served as a Life Sciences Consultant to DARPA on the Revolutionizing Prosthetics program from December 2003 until June 2005. Dr. Mogford is qualified to serve as a member of the Company’s Board because of his experience and research in regenerative medicine.

Independence of the Board of Directors

The Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, the Board of Directors has determined that the following members of the Board of Directors are “independent directors” as defined by the rules of The NASDAQ Capital Market: Steve Gorlin, Jeff Dyer and Jon Mogford.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal year 2017 all filing requirements applicable to our current officers, directors and greater than 10% beneficial owners were complied with.

Code of Business and Ethical Conduct

We have adopted a Corporate Code of Conduct and Ethics that applies to all employees, including our principal executive officer and principal financial and accounting officer, and directors. The code can be found on our website at www.polarityte.com. We will provide, without charge, a copy of our Corporate Code of Conduct and Ethics upon request to: Secretary, PolarityTE, Inc., 615 Arapeen Drive, Suite 102, Salt Lake City, Utah 84108. Disclosure regarding any amendments to, other than technical, administrative or non-substantive amendments, or waivers from, provisions of the Corporate Code of Conduct and Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

BOARD LEADERSHIP STRUCTURE

The Board of Directors is currently chaired by the Chief Executive Officer of the Company, Dr. Lough. The Company believes that combining the positions of Chief Executive Officer and Chairman of the Board of Directors helps to ensure that the Board of Directors and management act with a common purpose. Integrating the positions of Chief Executive Officer and Chairman can provide a clear chain of command to execute the Company’s strategic initiatives. The Company also believes that it is advantageous to have a Chairman with an extensive history with and knowledge of the Company, and extensive technical and industry experience. Notwithstanding the combined role of Chief Executive Officer and Chairman, key strategic initiatives and decisions involving the Company are discussed and approved by the entire Board of Directors. In addition, meetings of the independent directors of the Company are regularly held, which Dr. Lough does not attend. In addition, Dr. Mogford currently serves as lead director and has since November 2017. The independent directors unanimously approved Dr. Mogford to be lead director based on his experience knowledge of governance practices, strategic considerations, and the Company’s business interests. However, the Board of Directors will continue to monitor its functioning and will consider appropriate changes to ensure the effective independent function of the Board of Directors in its oversight responsibilities.

Under our Corporate Governance Principles, the Board of Directors has the flexibility to modify or continue the leadership structure, as it deems appropriate. As part of its ongoing evaluation of the most effective leadership structure for the Company, the independent directors decided to appoint a lead director. The independent directors believe that having a lead director enhances the Board of Directors’ independent oversight of management by further providing for strong independent leadership; independent discussion among directors; and independent evaluation of, and communication with, senior management of the Company. Dr. Mogford currently serves as lead director, and has since November 2017.

Specific duties of the lead director include:

●	presiding at meetings of the independent directors;

●	serving as a liaison between the chairman and the independent directors;

●	consulting on meeting agendas;

●	working with management to assure that meeting materials are fulfilling the needs of directors;

●	consulting on the meeting calendar and schedules to assure there is sufficient time to discuss all agenda items;

●	calling meetings of the independent directors, including at the request of such directors;

●	presiding at Board meetings when the chairman is not present;

●	working with the independent directors to respond to shareholder inquiries involving the Board of Directors; and

●	performing such other duties as the Board of Directors may from time to time delegate.

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

Director	Board	Audit Committee	Compensation Committee	Nominating and Governance Committee
Denver Lough	Chair
Edward Swanson	X
John Stetson	X
Steve Gorlin*	X	X	X	Chair
Jeff Dyer*	X	Chair	X	X
Jon Mogford*	X	X	Chair	X

*Denotes directors who meet our criteria for “independence.”

Audit Committee. The Board of Directors has a standing Audit Committee, currently consisting of Jeff Dyer (Chairman), Steve Gorlin and Jon Mogford, as of January 1, 2018. Our Audit Committee held 4 meetings during fiscal year 2017. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings. Our Audit Committee charter complies with Rule 10A-3 of the Exchange Act, and the requirements of The NASDAQ Capital Market. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The charter of the Audit Committee can be found on our website at www.polarityte.com.

The Board of Directors has determined that each member of the audit committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board of Directors has determined that each member of the audit committee is “independent,” as that term is defined by the rules of The NASDAQ Capital Market.

The Board of Directors has determined that Mr. Jeff Dyer is a “financial expert” serving on its Audit Committee, and that Steve Gorlin and Jon Mogford are each independent, as the SEC has defined that term in Item 407 of Regulation S-K. Please see the biographical information for these individuals contained in the section above entitled, “The Board of Directors.”

Nominating and Governance Committee. The Board of Directors has a standing Nominating and Governance Committee. As of January 1, 2018, the Nominating and Governance Committee consists of Steve Gorlin (Chairman), Jeff Dyer and Jon Mogford. The Nominating and Governance Committee may employ a variety of methods for identifying and evaluating nominees for director. Both members of the Nominating and Governance Committee qualify as independent as defined by the rules of The NASDAQ Capital Market. The Nominating and Governance Committee held 2 meetings during fiscal year 2017. The Nominating and Governance Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for its composition and meetings. The charter of the Nominating and Governance Committee can be found on our website at www.polarityte.com.

The Nominating and Governance Committee regularly assesses the size of the Board of Directors, the need for particular expertise on the Board of Directors, the upcoming election cycle of the Board of Directors and whether any vacancies on the Board of Directors are expected due to retirement or otherwise. Candidates may be evaluated at regular or special meetings of the Nominating and Governance Committee, and may be considered at any point during the year.

As reflected in its charter, factors considered by the Nominating and Governance Committee in the selection of director nominees are those it may deem appropriate, including judgment, character, high ethics and standards, integrity, skills, diversity, independence, experience with businesses and organizations of a comparable size to the Company, the interplay of the candidate’s experience with the experience of other members of the Board of Directors and the extent to which the candidate would be a desirable addition to the Board of Directors or any of its committees. In addition, in considering nominees for director, the Nominating and Governance Committee will review the qualifications of available candidates that are brought to the attention of the Nominating and Governance Committee by any member of the Board of Directors, stockholders and management or identified by the Nominating and Governance Committee through the use of search firms or otherwise.

The Nominating and Governance Committee does not set specific, minimum qualifications that nominees must meet in order for the Nominating and Governance Committee to recommend them to the Board of Directors, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of the Company and the composition of the Board of Directors. Members of the Nominating and Governance Committee discuss and evaluate possible candidates in detail prior to recommending them to the Board of Directors. While we do not have a formal policy on diversity, the Nominating and Governance Committee considers diversity of experience as one of the factors it considers in conducting its assessment of director nominees, along with such other factors as it deems appropriate given the then current needs of the Board of Directors and the Company, to maintain a balance of knowledge, experience and capability.

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

Compensation Committee; Compensation Committee Interlocks and Insider Participation. The Compensation Committee of the Board of Directors is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of The NASDAQ Capital Market. None of the members of the Compensation Committee during fiscal 2017 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director. The current members of the Compensation Committee, as of January 1, 2018, are Jon Mogford (Chairman), Steve Gorlin and Jeff Dyer. The Compensation Committee has no interlocks with other companies. The Compensation Committee held 2 meetings during fiscal year 2017. The charter of the Compensation Committee can be found on our website at www.polarityte.com.

The Compensation Committee is responsible for establishing and administering our executive compensation policies. The role of the Compensation Committee is to (i) formulate, evaluate and approve compensation of the Company’s directors, executive officers and key employees, (ii) oversee all compensation programs involving the use of the Company’s stock, and (iii) produce, if required under the securities laws, a report on executive compensation for inclusion in the Company’s proxy statement for its annual meeting of stockholders. The duties and responsibilities of the Compensation Committee under its charter include:

●	Annually reviewing and setting compensation of executive officers;

●	Periodically reviewing and making recommendations to the Board of Directors with respect to compensation of non-employee directors;

●	Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation;

●	Reviewing competitive practices and trends to determine the adequacy of the executive compensation program;

●	Approving and overseeing incentive compensation and equity-based plans for executive officers that are subject to Board approval;

●	Making recommendations to the Board of Directors as to the Company’s compensation philosophy and overseeing the development and implementation of compensation programs;

●	Periodically reviewing and making recommendations to the Board of Directors with respect to compensation of non-employee directors;

●	Reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and setting the Chief Executive Officer’s compensation levels based on this evaluation;

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued during the last two fiscal years ended October 31, 2017 and October 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)		Option Awards (2) ($)		Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Denver Lough,	2017	315,000	100,000	-0-		2,121,250	(9)	-0-	-0-	2,536,250
Chairman of the Board, Chief Executive Officer, Chief Scientific Officer
Barry Honig,	2017	-0-	-0-	393,750	(5)	-0-		-0-	-0-	393,750
Former Chief Executive Officer and Co-Chairman of the Board	2016	55,385	-0-	451,500	(10)	293,125	(11)	-0-	-0-	800,010
Edward Swanson	2017	270,000	100,000	-0-		1,794,578	(12)	-0-	-0-	2,164,578
Chief Operating Officer
John Stetson	2017	168,000	-0-	551,250	(6)	-0-		-0-	-0-	719,250
Chief Financial Officer	2016	151,385	-0-	451,500	(10)	293,125	(11)	-0-	-0-	896,010
David Rector	2017	-0-	-0-	-0-		-0-		-0-	-0-	-0-
Former Chief Executive Officer	2016	-0-	-0-	42,998	(16)	32,782	(15)	-0-	-0-	75,780
Cameron Hoyler	2017	145,000	10,000	722,000	(7)	762,594	(13)	-0-	-0-	1,639,594
Chief Legal Officer, General Counsel
Jennifer Burdman	2017	47,596	15,000	189,500	(8)	1,168,050	(14)			1,420,146
Chief Intellectual Property Officer

(1) Represents the aggregate grant date fair value for restricted stock awards granted during fiscal years 2016 and 2017, respectively, computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements reported in our Annual Report on Form 10-K for our fiscal year ended October 31, 2017 for details as to the assumptions used to determine the grant date fair value of the restricted stock awards.
(2) Represents the aggregate grant date fair value for option awards granted during fiscal years 2016 and 2017, respectively, computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements reported in our Annual Report on Form 10-K for our fiscal year ended October 31, 2017 for details as to the assumptions used to determine the grant date fair value of the option awards.
(3) Represents amounts paid to named executive officers in the applicable year pursuant to the Company’s short-term incentive plan.
(4) Represents health and dental insurance premiums in excess of coverage provided to other employees.
(5) Represents 125,000 shares at a grant date fair value of $3.15 per common share.
(6) Represents 175,000 shares at a grant date fair value of $3.15 per common share.
(7) Represents 50,000 shares at a grant date fair value of $14.44 per common share.
(8) Represents 10,000 shares at a grant date fair value of $18.95 per common share.
(9) Represents stock options to purchase 1,000,000 common shares at an exercise price of $3.15 per common share.
(10) Represents 87,500 shares at a grant date fair value of $5.16 per common share. (11) Represents stock options to purchase 87,500 common shares at an exercise price of $4.80 per common share.
(12) Represents stock options to purchase 846,000 common shares at an exercise price of $3.15 per common share.
(13) Represents stock options to purchase 75,000 common shares at an exercise price of $13.12 per common share.
(14) Represents stock options to purchase 90,000 common shares at an exercise price of $19.88 per common share.
(15) Represents stock options to purchase 8,333 common shares at an exercise price of $4.80 per common share and to purchase 1,916 common shares at an exercise price of $5.22 per common share.
(16) Represents 8,333 shares at a grant date fair value of $5.16 per common share.

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

No incentive plan was offered for fiscal year 2016.

During the fiscal year 2017, the Company issued inducement bonuses in the amount of $100,000 to each of Dr. Denver Lough and Dr. Ned Swanson in December 2016. No additional performance bonuses were paid in fiscal year 2017.

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

On March 30, 2015, at our 2015 annual meeting, our stockholders approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the reservation of 2,250,000 shares of our Common Stock thereunder. On May 10, 2016, at our 2016 annual meeting, our stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) and the reservation of 4,000,000 shares of our Common Stock thereunder. On March 10, 2017, at a special meeting of stockholders, our stockholders approved the Company’s 2017 Equity Incentive Plan and the reservation of 3,450,000 shares of our Common Stock thereunder (the “2017 Plan,” and together with the 2014 Plan and the 2016 Plan, the “Plans”), which amount was increased to 7,300,000 shares on October 18, 2017 at our 2017 annual meeting. Awards under the Plans may be granted pursuant to the Plans only to persons who are eligible persons. Under the Plans, “Eligible Person” means any person who is either: (a) an officer (whether or not a director) or employee of the Company or one of its subsidiaries; (b) a director of the Company or one of its subsidiaries; or (c) an individual consultant who renders bona fide services (other than services in connection with the offering or sale of securities of the Company or one of its subsidiaries in a capital-raising transaction or as a market maker or promoter of securities of the Company or one of its subsidiaries) to the Company or one of its subsidiaries and who is selected to participate in the Plans by the Plan administrator; provided, however, that an Eligible Person may only participate in the Plans if such participation would not adversely affect either the Company’s eligibility to use Form S-8 to register, under the Securities Act, the offering and sale of shares issuable under the Plans by the Company or the Company’s compliance with any other applicable laws.

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

On December 1, 2016, the Company granted options with an exercise price of $3.15 per share to the individuals listed below pursuant to the 2017 Plan.

Name and Position	Number of Options
Denver Lough Chief Executive Officer, Chief Scientific Officer and Chairman	1,000,000
Edward Swanson Chief Operating Officer and director	846,000

On December 7, 2016, the Company granted options with an exercise price of $3.12 per share to the individuals listed below pursuant to the 2017 Plan.

Name and Position	Number of Options
Michael Neumeister
Chief Medical Officer	141,000
Jeff Dyer Director	141,000
Matthew Swanson	141,000
Stephen Milner	50,000
Anthony Blum Laboratory Manager	10,000
Nicholas Baetz	50,000
Devin Miller Director of Translational Medicine and Regulatory Strategy	75,000
Christine Hashimoto	10,000
Mary Dyer Lough Clinical Research Coordinator	10,000

On February 8, 2017, the Company granted options with an exercise price of $4.72 per share to the individuals listed below pursuant to the 2017 Plan.

Name and Position	Number of Options
Steve Gorlin Director	50,000
Jon Mogford Director	50,000

On April 6, 2017, the Company granted options with an exercise price of $13.12 per share to the individuals listed below pursuant to the 2017 Plan.

Name and Position	Number of Options
Cameron Hoyler Chief Legal Officer, General Counsel	50,000

On August 12, 2017, the Company granted options with an exercise price of $19.88 per share to the individuals listed below pursuant to the 2017 Plan.

Name and Position	Number of Options
Jennifer Burdman Chief Intellectual Property Officer	90,000

On December 1, 2016, the Company granted restricted stock awards to the individuals listed below pursuant to the 2017 Plan.

Name and Position	Number of Restricted Stock Awards
Barry Honig Former Chief Executive Officer and Chairman	125,000
John Stetson Chief Financial Officer and Director	175,000
Michael Brauser Former Director	75,000
Michael Beeghley Director	15,000
Andrew Kaplan Former Director	15,000
Edward Karr Former Director	15,000
Mohit Bhansali Former Director	15,000
David Rector Former Director	15,000
Steve Gorlin Director	50,000
Jon Mogford Director	50,000

On April 6, 2017, the Company granted restricted stock awards to the individuals listed below pursuant to the 2017 Plan.

Name and Position	Number of Restricted Stock Awards
Cameron Hoyler Chief Legal Officer, General Counsel	50,000

On August 2, 2017, the Company granted restricted stock awards to the individuals listed below pursuant to the 2017 Plan.

Name and Position	Number of Restricted Stock Awards
Jennifer Burdman Chief Intellectual Property Officer	10,000

Employment and Separation Agreements

During 2016 and 2017, we had employment agreements with each of the following named executive officers.

Denver Lough’s Employment Agreement

On December 1, 2016, the Company entered into an employment agreement with Dr. Denver Lough. Pursuant to the terms of the agreement, Dr. Lough will serve as Chairman of the Board of Directors and as Chief Executive Officer and Chief Scientific Officer of the Company for a term of one year which shall be automatically renewed for successive one year periods thereafter unless earlier terminated. Pursuant to the agreement, the Company shall pay Dr. Lough (i) a one-time signing bonus of $100,000, (ii) an annual base salary of $350,000, (iii) an annual discretionary bonus, as determined by the Board of Directors, in an amount up to 100% of Dr. Lough’s then current base salary and (iv) 10 year options to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price of $3.15 per share (equal to 100% of the market price as defined by The NASDAQ Capital Market) which options shall vest in 24 equal installments commencing on the one month anniversary of the agreement. The options were granted pursuant to the 2017 Plan.

On November 10, 2017, the Company entered into a new executive employment agreement (the “Lough Agreement”) with Dr. Lough, providing for the continuation of his role as the Chief Executive Officer and Chief Scientific Officer of the Company for a term of three years, which term shall be automatically renewed for successive one year periods thereafter unless either party provides the other party with written notice of his or its intention not to renew the Lough Agreement at least three months prior to the expiration of the initial term.

Pursuant to the Lough Agreement and in consideration for his services to the Company, Dr. Lough received a $150,000 continuation bonus and will receive a base salary of $530,000 per annum in accordance with the Company’s regular payroll practices. For each fiscal year during the term of employment, Dr. Lough shall be eligible to receive a bonus in the amount of 100% of annual salary, if any, as may be determined from time to time by the Board of Directors in its discretion and shall be eligible to participate in any equity-based incentive compensation plan or program adopted by the Company. Dr. Lough, if terminated while not in material breach of the Lough Agreement, shall also have the right to participation payments paid to the Company (or any affiliate) from commercial transactions associated with U.S. Patent Application No. 14/954,335 and PCT International Patent Application No. PCT/US2015/063114 and any and all patents and patent applications, whether domestic or foreign, claiming priority thereto or arising therefrom (including all divisionals, continuations, reissues, reexaminations, renewals, extensions, and supplementary protection certificates of any such patents and patent application) and intellectual property rights associated with the patents (sales or licenses to third parties).

The terms of the Lough Agreement supersede any prior employment agreement or arrangement between Dr. Lough and the Company.

Edward Swanson’s Employment Agreement

On December 1, 2016, the Company entered into an employment agreement with Edward Swanson. Pursuant to the terms of the agreement, Dr. Swanson will serve as Chief Operating Officer of the Company for a term of one year which shall be automatically renewed for successive one year periods thereafter unless earlier terminated. Pursuant to the agreement, the Company shall pay Dr. Swanson (i) a one-time signing bonus of $100,000, (ii) an annual base salary of $300,000, (iii) an annual discretionary bonus, as determined by the Board of Directors, in an amount up to 100% of Dr. Swanson’s then current base salary and (iv) 10 year options to purchase up to 846,000 shares of the Company’s Common Stock pursuant to the 2017 Plan at an exercise price equal to 100% of the market price as defined by The NASDAQ Capital Market which options shall vest in 24 equal installments commencing on the one month anniversary of the agreement.

On November 10, 2017, the Company entered into a new executive employment agreement (the “Swanson Agreement”) with Dr. Swanson, providing for the continuation of his role as the Chief Operating Officer and Chief Translational Medicine Officer of the Company for a term of two years, which term shall be automatically renewed for successive one year periods thereafter unless either party provides the other party with written notice of his or its intention not to renew the Swanson Agreement at least three months prior to the expiration of the initial term.

Pursuant to the Swanson Agreement and in consideration for his services to the Company, Dr. Swanson received a $100,000 continuation bonus and will receive a base salary of $400,000 per annum in accordance with the Company’s regular payroll practices. For each fiscal year during the term of employment, Dr. Swanson shall be eligible to receive a bonus in the amount of 100% of annual salary, if any, as may be determined from time to time by the Board of Directors in its discretion and shall be eligible to participate in any equity-based incentive compensation plan or program adopted by the Company.

The terms of the Swanson Agreement supersede any prior employment agreement or arrangement between Dr. Swanson and the Company.

John Stetson’s Employment Agreement

Mr. Stetson’s employment agreement provides for an annual base salary of $168,000 and a discretionary bonus to be determined by the Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Stetson would be entitled to certain payments and benefits if the Company terminated the executive’s employment without “cause” or the executive terminated his employment for “good reason”. Benefits are also provided if the executive is terminated in connection with a change in control. The benefit levels under the employment agreements generally include continued payment of base salary, a bonus for the year of termination, accelerated vesting of equity awards and continued welfare benefits, and are described in more detail under the “Potential Payments Upon Termination or Change-In-Control” below.

On November 10, 2017, the Company entered into a new executive employment agreement (the “Stetson Agreement”) with Mr. Stetson, providing for the continuation of his role as the Chief Financial Officer of the Company for a term of two years, which term shall be automatically renewed for successive one year periods thereafter unless either party provides the other party with written notice of his or its intention not to renew the Stetson Agreement at least three months prior to the expiration of the initial term.

Pursuant to the Stetson Agreement and in consideration for his services to the Company, Mr. Stetson received a continuation bonus of 7,500 shares of restricted Common Stock which shall vest immediately and will receive a base salary of $168,000 per annum in accordance with the Company’s regular payroll practices. For each fiscal year during the term of employment, Mr. Stetson shall be eligible to receive a bonus in the amount of 100% of annual salary, if any, as may be determined from time to time by the Board of Directors in its discretion and shall be eligible to participate in any equity-based incentive compensation plan or program adopted by the Company.

The terms of the Stetson Agreement supersede any prior employment agreement or arrangement between Mr. Stetson and the Company.

Cameron Hoyler’s Employment Agreement

On November 10, 2017, the Company entered into a new executive employment agreement (the “Hoyler Agreement”) with Mr. Hoyler, providing for the continuation of his role as General Counsel and appointment to the role of Chief Legal Officer of the Company for a term of two years, which term shall be automatically renewed for successive one year periods thereafter unless either party provides the other party with written notice of his or its intention not to renew the Hoyler Agreement at least three months prior to the expiration of the initial term.

Pursuant to the Hoyler Agreement and in consideration for his services to the Company, Mr. Hoyler received a $50,000 continuation bonus and will receive a base salary of $385,000 per annum in accordance with the Company’s regular payroll practices. For each fiscal year during the term of employment, Mr. Hoyler shall be eligible to receive a bonus in the amount of 100% of annual salary, if any, as may be determined from time to time by the Board of Directors in its discretion and shall be eligible to participate in any equity-based incentive compensation plan or program adopted by the Company.

The terms of the Hoyler Agreement supersede any prior employment agreement or arrangement between Mr. Hoyler and the Company.

Jennifer Burdman’s Employment Agreement

On July 28, 2017, the Company entered into a new executive employment agreement (the “Burdman Agreement”) with Ms. Burdman, effective as of the Effective Date, as Chief Intellectual Property Officer and Deputy General Counsel for a term of one year, which term shall be automatically renewed for successive one year periods thereafter unless either party provides the other party with written notice of his or its intention not to renew the Burdman Agreement at least three months prior to the expiration of the initial term.

Pursuant to the Burdman Agreement and in consideration for his services to the Company, Ms. Burdman received a signing bonus of $15,000, a base salary of $275,000 per annum in accordance with the Company’s regular payroll practices and options to purchase 100,000 share of Common Stock. For each fiscal year during the term of employment, Ms. Burdman shall be eligible to receive a bonus in the amount of 50% of annual salary, if any, as may be determined from time to time by the Board of Directors in its discretion and shall be eligible to participate in any equity-based incentive compensation plan or program adopted by the Company.

Barry Honig’s Employment Agreement

Mr. Honig’s employment agreement provided for an annual base salary of $120,000 and a discretionary bonus to be determined by the Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Honig would be entitled to certain payments and benefits if the Company terminated the executive’s employment without “cause” or the executive terminated his employment for “good reason”. Mr. Honig resigned as Chief Executive Officer on December 1, 2016.

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

Dr. Denver Lough, Chief Executive Officer and Chief Scientific Officer

If Dr. Lough terminates the Lough Agreement for Good Reason (as defined in the Lough Agreement) or a Change of Control (as defined in the Lough Agreement) or the Company terminates the Lough Agreement without Cause (as defined in the Lough Agreement), then Dr. Lough shall be entitled to receive (i) the sum of his then base salary from the date of termination, (ii) reasonable expenses incurred by Dr. Lough in connection with the performance of his duties, (iii) accrued but unused vacation time through the date of termination, (iv) the sum of this then annual bonus and (v) all Share Awards (as defined in the Lough Agreement) earned and vested prior to the date of termination. In addition, Dr. Lough shall have the right to Participation Payments (as defined in the Lough Agreement) from commercial transactions associated with the Patents (as defined in the Lough Agreement) and intellectual property rights associated with such Patents. If the Company terminates the Lough Agreement for Cause, the Company will have no further obligations or liability to Dr. Lough except for the obligation to (i) pay Dr. Lough his then annual salary through the date of termination, (ii) unpaid annual bonus pursuant to the terms of the Lough Agreement, (iii) reasonable expenses incurred by Dr. Lough in connection with the performance of his duties and (v) accrued but unused vacation time through the date of termination.

Dr. Swanson, Chief Operating Officer

If Dr. Swanson terminates the Swanson Agreement for Good Reason (as defined in the Swanson Agreement) or a Change of Control (as defined in the Swanson Agreement) or the Company terminates the Swanson Agreement without Cause (as defined in the Swanson Agreement), then Dr. Swanson shall be entitled to receive (i) the sum of his then base salary from the date of termination, (ii) reasonable expenses incurred by Dr. Swanson in connection with the performance of his duties, (iii) accrued but unused vacation time through the date of termination, (iv) the sum of this then annual bonus and (v) all Share Awards (as defined in the Swanson Agreement) earned and vested prior to the date of termination. If the Company terminates the Swanson Agreement for Cause, the Company will have no further obligations or liability to Dr. Swanson except for the obligation to (i) pay Dr. Swanson his then annual salary through the date of termination, (ii) unpaid annual bonus pursuant to the terms of the Swanson Agreement, (iii) reasonable expenses incurred by Dr. Swanson in connection with the performance of his duties and (v) accrued but unused vacation time through the date of termination.

Mr. John Stetson, Chief Financial Officer

If Mr. Stetson terminates the Stetson Agreement for Good Reason (as defined in the Stetson Agreement) or a Change of Control (as defined in the Stetson Agreement) or the Company terminates the Stetson Agreement without Cause (as defined in the Stetson Agreement), then Mr. Stetson shall be entitled to receive (i) the sum of his then base salary from the date of termination, (ii) reasonable expenses incurred by Mr. Stetson in connection with the performance of his duties, (iii) accrued but unused vacation time through the date of termination, (iv) the sum of this then annual bonus and (v) all Share Awards (as defined in the Stetson Agreement) earned and vested prior to the date of termination. If the Company terminates the Stetson Agreement for Cause, the Company will have no further obligations or liability to Mr. Stetson except for the obligation to (i) pay Mr. Stetson his then annual salary through the date of termination, (ii) unpaid annual bonus pursuant to the terms of the Stetson Agreement, (iii) reasonable expenses incurred by Mr. Stetson in connection with the performance of his duties and (v) accrued but unused vacation time through the date of termination.

Mr. Cameron Hoyler, Chief Legal Officer/General Counsel

If Mr. Hoyler terminates the Hoyler Agreement for Good Reason (as defined in the Hoyler Agreement) or a Change of Control (as defined in the Hoyler Agreement) or the Company terminates the Hoyler Agreement without Cause (as defined in the Hoyler Agreement), then Mr. Hoyler shall be entitled to receive (i) the sum of his then base salary from the date of termination, (ii) reasonable expenses incurred by Mr. Hoyler in connection with the performance of his duties, (iii) accrued but unused vacation time through the date of termination, (iv) the sum of this then annual bonus and (v) all Share Awards (as defined in the Hoyler Agreement) earned and vested prior to the date of termination. If the Company terminates the Hoyler Agreement for Cause, the Company will have no further obligations or liability to Mr. Hoyler except for the obligation to (i) pay Mr. Hoyler his then annual salary through the date of termination, (ii) unpaid annual bonus pursuant to the terms of the Hoyler Agreement, (iii) reasonable expenses incurred by Mr. Hoyler in connection with the performance of his duties and (v) accrued but unused vacation time through the date of termination.

Ms. Jennifer Burdman, Chief Intellectual Property Officer and Deputy General Counsel

If Ms. Burdman terminates the Burdman Agreement for Good Reason (as defined in the Burdman Agreement) or a Change of Control (as defined in the Burdman Agreement) or the Company terminates the Burdman Agreement without Cause (as defined in the Burdman Agreement), then Ms. Burdman shall be entitled to receive (i) the sum of her then base salary from the date of termination, (ii) reasonable expenses incurred by Ms. Burdman in connection with the performance of her duties, (iii) accrued but unused vacation time through the date of termination, (iv) the sum of her then annual bonus and (v) all Share Awards (as defined in the Burdman Agreement) earned and vested prior to the date of termination. If the Company terminates the Burdman Agreement for Cause, the Company will have no further obligations or liability to Ms. Burdman except for the obligation to (i) pay Ms. Burdman her then annual salary through the date of termination, (ii) unpaid annual bonus pursuant to the terms of the Burdman Agreement, (iii) reasonable expenses incurred by Ms. Burdman in connection with the performance of her duties and (v) accrued but unused vacation time through the date of termination.

Mr. Barry Honig, Former Chief Executive Officer

Mr. Honig’s employment agreement provided for an annual base salary of $120,000 and a discretionary bonus to be determined by the Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Honig would be entitled to certain payments and benefits if the Company terminated the executive’s employment without “cause” or the executive terminated his employment for “good reason”. Mr. Honig resigned as Chief Executive Officer on December 1, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended October 31, 2017, to each of the then executive officers and directors named in the Summary Compensation Table.

					Option Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Denver Lough	458,333	(2)	541,667	(2)	$3.15	November 30, 2026	-		$-
Edward Swanson	387,750	(2)	458,250	(2)	$3.15	November 30, 2026	-		$-
John Stetson	87,500	(2)	-	(2)	$4.80	April 24, 2026	-		$-
Cameron Hoyler	18,750	(2)	56,250	(2)	$13.12	April 6, 2019	37,500	(2)	$970,125
Jennifer Burdman	7,500	(2)	82,500	(2)	$19.88	August 2, 2027	9,167	(2)	$237,150
Steven Gorlin	16,667	(2)	33,333	(2)	$4.72	February 8, 2027	33,333	(2)	$862,325
Jon Mogford	16,667	(2)	33,333	(2)	$4.72	February 8, 2027	33,333	(2)	$862,325
Michael Neumeister	58,750	(2)	82,250	(2)	$3.12	December 6, 2026	-		$-
Steven Milner	20,833	(2)	29,167	(2)	$3.12	December 6, 2026	-		$-
	26,250	(2)	63,750	(2)	$6.57	March 10, 2027	-		$-
Jeff Dyer	58,750	(2)	82,250	(2)	$3.12	December 6, 2026	-		$-

(1)	Market value based on closing stock price of $25.87 on October 31, 2017.
(2)	Vests monthly, at a rate of 1/24 of such shares per month.

Name	Number of Stock Options Held at Fiscal Year-End		Number of Shares of Restricted Stock Held at Fiscal Year-End
Denver Lough	1,000,000	(1)	-
Edward Swanson	846,000	(2)	-
John Stetson	87,500	(3)	-
Cameron Hoyler	75,000	(4)	37,500
Jennifer Burdman	90,000	(5)	9,167
Steven Gorlin	50,000	(6)	33,333
Jon Mogford	50,000	(6)	33,333
Michael Neumeister	141,000	(7)	-
Steven Milner	50,000	(7)	-
	90,000	(8)	-
Jeff Dyer	141,000	(7)	-

(1)	Strike price of $3.15, vests monthly, at a rate of 1/24 of such shares per month, starting on the grant date of November 30, 2016
(2)	Strike price of $3.15, vests monthly, at a rate of 1/24 of such shares per month, starting on the grant date of November 30, 2016
(3)	Strike price of $4.80, fully vested
(4)	Strike price of $13.12, vests monthly, at a rate of 1/24 of such shares per month, starting on the grant date of April 6, 2017
(5)	Strike price of $19.88, vests monthly, at a rate of 1/24 of such shares per month, starting on the grant date of August 2, 2017
(6)	Strike price of $4.72, vests monthly, at a rate of 1/24 of such shares per month, starting on the grant date of February 8, 2017
(7)	Strike price of $3.12, vests monthly, at a rate of 1/24 of such shares per month, starting on the grant date of December 6, 2016
(8)	Strike price of $6.57, vests monthly, at a rate of 1/24 of such shares per month, starting on the grant date of March 10, 2017

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended October 31, 2017 to each of our directors, current and former.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (2)		All Other Compensation ($)	Total ($)
Steve Gorlin	$5,000	$237,000	(3)	$158,688	(5)	$-	$400,688
Jon Mogford	$5,000	$237,000	(3)	$158,688	(5)	$-	$400,688
Jeff Dyer	$5,000	$-		$287,699	(6)	$-	$292,699
Michael Beeghley	$5,000	$47,250	(4)	$-		$-	$52,250

(1) Represents the aggregate grant date fair value for stock awards granted by us in fiscal year 2017 computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements reported in our Annual Report on Form 10-K for fiscal year ended October 31, 2017 for details as to the assumptions used to determine the fair value of the stock awards.
(2) Represents the aggregate grant date fair value for options granted by us in fiscal year 2017 computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements reported in our Annual Report on Form 10-K for fiscal year ended October 31, 2017 for details as to the assumptions used to determine the fair value of the option awards.
(3) Represents 50,000 shares at a grant date fair value of $4.74 per common share.
(4) Represents 15,000 shares at a grant date fair value of $3.15 per common share.
(5) Represents stock options to purchase 50,000 common shares at an exercise price of $4.72 per common share.
(6) Represents stock options to purchase 141,000 common shares at an exercise price of $3.12 per common share.

Director Compensation Policy

During the fiscal year ended October 31, 2017, our directors were compensated in accordance with the following terms. Each non-employee director received an annual cash retainer of $5,000, other than the Chair of the Company’s Audit Committee, who received $6,000. In addition, the Chairman of the Board of Directors received an additional annual cash retainer of $10,000.

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

On November 10, 2017, the Board of Directors approved a new Director Compensation Policy. In the new policy, our directors will be compensated in accordance with the following terms. Each non-employee director received a quarterly cash retainer of $10,000. The Company’s Audit Committee Chairman shall receive $15,000 annual Service Fee, the Compensation Committee Chairman shall receive a $10,000 annual service fee, the Nominating Governance Chairman shall receive an $8,000 annual service fee.

Each non-employee director was also entitled to receive 10-year options to purchase shares of the Company’s Common Stock valued at $50,000, calculated by dividing $150,000 by the Black-Scholes value of the stock options based on the closing stock price the day the stock options are awarded.

Each non-employee director was entitled to a fee of $1,500 for each Board of Director meeting at which the director was present in person, and each member of our Board committees was entitled to a fee of $800 for each committee meeting at which the director was present in person. Each non-employee director was entitled to a fee of $500 for each teleconference called by either the Chairman of the Board of Directors, the President of the Company or the Chairman of a Board of Director committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information known to us concerning the beneficial ownership of the Company’s Common Stock as of February 26, 2018 for:

●	each person known by us to beneficially own more than 5% of the Company’s Common Stock;

●	each of our directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of the Company’s Common Stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of the above date, whether through the exercise of options, warrants or otherwise. Applicable percentages are based on 7,357,150 shares of Common Stock outstanding on the date above, adjusted as required by rules promulgated by the SEC. Except as otherwise indicated, addresses are c/o PolarityTE, Inc., 615 Arapeen Drive, Suite 102, Salt Lake City, Utah 84108.

Common Stock	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock
Executive Officers and Directors:
Denver Lough	7,800,000	(1)	54.14	%(2)
Edward Swanson	586,392	(3)	7.97%
Steve Gorlin	60,417	(4)	*
Jon Mogford	60,417	(5)	*
John Stetson (6)	547,728	(7)	7.44%
Jeff Dyer	96,083	(8)	1.31%
Michael Neumeister	94,000	(9)	1.28%
Current Executive Officers and Directors as a Group (8 persons)	9,260,037	(1)(3)(4)(5)(7)(8)(9)	58.39%

Greater than 5% Holders:
Mark Groussman (10) 5154 La Gorce Drive, Miami Beach, FL 33140	590,391	(11)	8.02%
Barry Honig (12) 555 S. Federal Hwy, #450, Boca Raton, FL 33432	762,818	(13)	10.37%
Michael Brauser (14) 4400 Biscayne Blvd., Suite 850, Miami, FL 33137	728,358	(15)	9.90%
Frost Gamma Investments Trust (16) 4400 Biscayne Blvd., Miami, FL 33137	480,785		6.53%

* Less than 1%

(1) Represents (i) 666,667 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 1,000,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments, (ii) 83,333 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 400,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments, and (iii) 7,050,000 shares of Common Stock underlying shares of Series E Convertible Preferred Stock.

(2) Until converted, each share of Series E Preferred Stock is entitled to two votes for every share of Common Stock into which it is convertible on any matter submitted for a vote of Shareholders. Dr. Lough beneficially owns approximately 54.14% of the issued and outstanding Common Stock, but approximately 61.57% of the outstanding voting power.

(3) Represents (i) 370 shares of Common Stock, (ii) 564,000 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 846,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments, (iii) 20,833 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 100,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments and (iv) 1,189 shares of Common Stock acquired by Edward Swanson Roth IRA (“Roth IRA”). Edward Swanson is the Trustee of Roth IRA and in such capacity has voting and dispositive control over the securities held by such entity.

(4) Represents (i) 29,167 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 50,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments, (ii) 1,042 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 5,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments (iii) 29,167 shares of Common Stock which represents the vested potion (including shares vesting within 60 days) of a 50,000 share restricted stock grant under the 2017 Plan which vests in 24 equal monthly installments, (iv) 1,042 shares of Common Stock which represents the vested potion (including shares vesting within 60 days) of a 5,000 share restricted stock grant under the 2017 Plan which vests in 24 equal monthly installments

(5) Represents (i) 29,167 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 50,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments, (ii) 1,042 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 5,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments (iii) 29,167 shares of Common Stock which represents the vested potion (including shares vesting within 60 days) of a 50,000 share restricted stock grant under the 2017 Plan which vests in 24 equal monthly installments, (iv) 1,042 shares of Common Stock which represents the vested potion (including shares vesting within 60 days) of a 5,000 share restricted stock grant under the 2017 Plan which vests in 24 equal monthly installments.

(6) John Stetson is the President of Stetson Capital Investments, Inc. (“Stetson Capital”), and the Trustee of Stetson Capital Investments, Inc. Retirement Plan (“Stetson Retirement Plan”). In these capacities, he has voting and dispositive control over the securities held by such entities. In addition, John Stetson is the Chief Financial Officer of the Company.

(7) Represents (i) 360,923 shares of Common Stock held by John Stetson, (ii) 19,444 shares of Common Stock held by Stetson Capital, (iii) 39,444 shares of Common Stock held by Stetson Retirement Plan (iv) an option to purchase 87,500 shares of Common Stock pursuant to the 2016 Plan, (v) an option to purchase 30,000 shares of Common Stock pursuant to the 2017 Plan, (vi) 6,250 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 30,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments and (vii) 4,167 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 20,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments.

(8) Represents (i) 8,522 shares of common stock held by Jeff Dyer, (ii) 94,000 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 141,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments, (iii) 1,042 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 5,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments, and (iv) 1,042 shares of Common Stock which represents the vested potion (including shares vesting within 60 days) of a 5,000 share restricted stock grant under the 2017 Plan which vests in 24 equal monthly installments.

(9)Represents 94,000 shares of Common Stock which represents the vested portion (including shares vesting within 60 days) of an option to purchase 141,000 shares of Common Stock under the 2017 Plan which option vests in 24 equal monthly installments

(10) Mark Groussman is the President of Melechdavid, Inc. (“Melechdavid”), and the Trustee of the Melechdavid Inc., Retirement Plan (“Melechdavid Retirement Plan”). In such capacities, he has voting and dispositive control over the securities held by such entities.

(11) Represents (i) 522,800 shares of Common Stock held by Melechdavid and (ii) 67,591 shares of Common Stock held by Melechdavid Retirement Plan. Excludes (i) 54,545 shares of Common Stock underlying Series F Preferred Stock held by Melechdavid and (ii) 27,273 shares of Common Stock underlying Warrants held by Melechdavid. Each of the forgoing classes of preferred stock contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding Common Stock together with all shares owned by the holder and its affiliates, which the holder has waived to 9.99%.

(12) Barry Honig is the Trustee of GRQ Consultants, Inc. 401K (“401K”) and GRQ Consultants, Inc. Roth 401K FBO Barry Honig (“Roth 401K”). Barry Honig is President of Barry and Renee Honig Charitable Foundation, Inc. (“Honig Foundation”). Barry Honig’s wife, Renee Honig, is the Trustee of GRQ Consultants, Inc. Roth 401K FBO Renee Honig (“Roth 401K Renee Honig”). Barry Honig is President of GRQ Consultants, Inc. (“GRQ”). In such capacities he is deemed to hold voting and dispositive power over the securities held by such entities.

(13) Represents (i) 518,400 shares of Common Stock held by Barry Honig, (ii) 146,946 shares of Common Stock held by 401K, (iii) 79,494 shares of Common Stock held by Roth 401K (iv) 494 shares of Common Stock held by Roth 401K Renee Honig, (v) 1,484 shares of Common Stock held by Honig Foundation and (vi) 16,000 shares of Common Stock held by GRQ. Excludes (i) 163,183 shares of Common Stock  underlying Series A Preferred Stock held by Mr. Honig, (ii) 269,608 shares of Common Stock underlying shares of Series B Preferred Stock held by Mr. Honig, (iii) 109,091 shares of Common Stock underlying shares of Series F Preferred Stock held by 401K, (iv) 81,818 shares of Common Stock underlying shares of Series F Preferred Stock held by Roth 401K, (v) 27,273 shares of Common Stock underlying shares of Series F Preferred Stock held by Roth 401K Renee Honig, (vi) 81,818 shares of Common Stock underlying shares of Series F Preferred Stock held by Honig Foundation, (vii) 54,546 shares of Common Stock underlying Warrants held by 401K, (viii) 40,909 shares of Common Stock underlying Warrants held by Roth 401K, (ix) 13,637 shares of Common Stock underlying Warrants held by Roth 401K Renee Honig and (x) 40,909 shares of Common Stock underlying Warrants held by Honig Foundation. Each of the forgoing classes of preferred stock contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding Common Stock together with all shares owned by the holder and its affiliates, which the holder has waived to 9.99%.

(14) Michael Brauser is Chairman of the Betsy & Michael Brauser Charitable Family Foundation (“Family Foundation”) and Trustee of Grander Holdings, Inc. 401K (“Grander 401K”). In such capacities he is deemed to hold voting and dispositive power over the securities held by such entities.

(15) Represents (i) 479,517 shares of Common Stock held by Michael Brauser, (ii) 202,792 shares of Common Stock held by Grander 401K, (iii) 9,352 shares of Common Stock held by Family Foundation, (iv) 36,697 shares of Common Stock held by Michael & Betsy Brauser. Excludes (i) 146,994 shares of Common Stock underlying Series A Preferred Stock held by Mr. Brauser, (ii) 262,606 shares of Common Stock underlying Series B Preferred Stock held by Mr. Brauser. Each of the forgoing classes of preferred stock contains an ownership limitation such that the holder may not convert any of such securities to the extent that such conversion would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding Common Stock together with all shares owned by the holder and its affiliates, which the holder has waived to 9.99%.

(16) Dr. Phillip Frost, M.D. is the trustee of Frost Gamma Investments Trust (“FGIT”). Frost Gamma L.P. is the sole and exclusive beneficiary of FGIT. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is the sole shareholder of Frost-Nevada Corporation. Dr. Frost disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest therein and this report shall not be deemed an admission that Dr. Frost is the beneficial owner of these securities for purposes of Section 16 or for any other purpose.

Change in Control

The Company is not aware of any arrangement that might result in a change in control in the future. The Company has no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Equity Compensation Plan Information (as of October 31, 2017)

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	3,594,583	(1)	$7.00	0
Equity compensation plans not approved by security holders	0		0	0
Total	3,594,583	(1)	$7.00	0

(1)	89,583 securities are issued pursuant to the 2016 Plan and 3,505,000 securities are issued pursuant to the 2017 Plan

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. As required by SEC rules, the Company discloses all related party transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of the smaller reporting company’s total assets at year-end for the last two fiscal years. During the fiscal year ended October 31, 2017, the Company had no such related party transactions.

Policy for Review of Related Party Transactions

The Company has a formal written policy governing the review and approval of related person transactions, which is posted under the heading “Corporate Governance” of the Investor Relations section of our website at www.polarityte.com. For purposes of this policy, consistent with The NASDAQ Capital Market rules, the terms “related person” and “transaction” are as defined in Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended. The policy provides that each director and executive officer shall promptly notify our General Counsel of any transaction involving the Company and a related person. Such transaction will be presented to and reviewed by the Nominating and Governance Committee for approval, ratification or such other action as may be appropriate. The Nominating and Governance Committee shall approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and its stockholders, taking into account all available facts and circumstances as the Nominating and Governance Committee determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction, whether there are any compelling business reasons for the Company to enter into the transaction, whether the transaction would impair the independence of an otherwise independent director and whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the overall financial position of the director, executive officer or other related person, the direct or indirect nature of the director’s, executive officer’s or other related person’s interest in the transaction and the ongoing nature of the proposed relationship. In reviewing and approving such transactions, the Nominating and Governance Committee shall obtain, or shall direct management to obtain on its behalf, all information that the Nominating and Governance Committee believes to be relevant and important to review prior to its decision as to whether to approve any such transaction.

The Board of Directors may adopt any further policies and procedures relating to the approval of related person transactions that it deems necessary or advisable from time to time.

Director Independence

Our common stock is listed on The NASDAQ Capital Market. Under applicable NASDAQ Capital Market rules, each of Messrs. Dyer, Gorlin and Mogford would be considered an independent director.

On November 1, 2017, we were notified by The NASDAQ Capital Market that the Company was not in compliance with Listing Rule 5605, specifically (i) Listing Rule 5605(b)(1) requiring that a majority of the Board of Directors must be comprised of “independent” directors, as such term is defined under Listing Rule 5605 and (ii) Listing Rule 5605(c)(2)(a) requiring an audit committee to be comprised of at least three independent directors. The notice provided that consistent with Listing Rules 5605(b)(1)(A) and 5605(c)(4), The NASDAQ Capital Market will provide the Company a cure period in order to regain compliance as follows: (x) until the earlier of the Company’s next annual shareholders’ meeting or October 18, 2018 or (y) if the next annual shareholders’ meeting is held before April 30, 2018, then the Company must evidence compliance no later than April 30, 2018. On November 6, 2017, Jon Mogford was appointed to the Company’s audit committee in satisfaction of Listing Rule 5605(c)(2)(a).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended October 31, 2017 and 2016 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2017	2016
Audit Fees	$198,540	$143,090
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$198,540	$143,090

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

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee assists the Board of Directors in overseeing and monitoring the integrity of the Company’s financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board of Directors, which is available on our website at www.polarityte.com. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board of Directors for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year 2017, the Audit Committee took the following actions:

●	reviewed and discussed the audited financial statements for the fiscal year ended October 31, 2017 with management and EisnerAmper LLP (“EisnerAmper”), our independent public accountant;

●	discussed with EisnerAmper the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

●	received written disclosures and the letter from EisnerAmper regarding its independence as required by applicable requirements of the PCAOB regarding EisnerAmper’s communications with the Audit Committee and the Audit Committee further discussed with EisnerAmper its independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K/A

The following documents are filed as exhibits:

31.1 Certificate under Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2 Certificate under Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolarityTE, Inc.

	By:	/s/ Denver Lough
Denver Lough, Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2018

`	By:	/s/ John Stetson
John Stetson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denver Lough	Chief Executive Officer and Chairman of the Board of Directors	February 28, 2018
Denver Lough	(Principal Executive Officer)

/s/ John Stetson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
John Stetson

/s/ Edward Swanson	Chief Operating Officer and Director	February 28, 2018
Edward Swanson

/s/ Steven Gorlin	Director	February 28, 2018
Steven Gorlin

/s/ Jeff Dyer	Director	February 28, 2018
Jeff Dyer

/s/ Jon Mogford	Director	February 28, 2018
Jon Mogford

