Form 10-Q
period 2018-01-31
POLARITYTE, INC.
filed 2018-03-19
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

Commission File No. 000-51128

POLARITYTE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1960 S 4250 W

Salt Lake City, UT 84104

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

As of March 14, 2018, there were 16,457,664 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POLARITYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 31, 2018	October 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,990	$17,667
Prepaid expenses and other current assets	626	237
Receivable from Zift	60	60
Total current assets	10,676	17,964
Non-current assets:
Property and equipment, net	4,452	2,173
Security desposits – non-current	111	-
Receivable from Zift, non-current	-	15
Total non-current assets	4,563	2,188
TOTAL ASSETS	$15,239	$20,152

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,312	$1,939
Warrant liability and embedded derivative	10,128	13,502
Total current liabilities	13,440	15,441
Total liabilities	13,440	15,441

Commitments and Contingencies

Redeemable convertible preferred stock - Series F - 6,455 shares authorized, issued and outstanding at January 31, 2018 and October 31, 2017; liquidation preference - $17,750.	5,414	4,541

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock - 9,993,545 shares authorized, 1,656,838 and 3,230,655 shares issued and outstanding at January 31, 2018 and October 31, 2017, aggregate liquidation preference $1,089 and $2,140, respectively	109,104	109,995
Common stock - $.001 par value; 250,000,000 shares authorized; 7,094,544 and 6,515,524 shares issued and outstanding at January 31, 2018 and October 31, 2017, respectively	7	7
Additional paid-in capital	160,368	149,173
Accumulated deficit	(273,094)	(259,005)
Total stockholders’ equity (deficit)	(3,615)	170
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,239	$20,152

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	For the three months ended
	January 31,
	2018	2017
Net revenues	$13	$-
Cost of sales	1	-
Gross profit	12	-

Operating costs and expenses
Research and development	6,602	-
General and administrative	10,898	5,225
	17,500	5,225
Operating loss	(17,488)	(5,225)
Other (expenses) income
Interest income	25	4
Change in fair value of derivative liabilities	3,374	(8)
Net loss from continuing operations	(14,089)	(5,229)
Loss from discontinued operations	-	(432)
Net loss	(14,089)	(5,661)
Deemed dividend – accretion of discount on Series F preferred stock	(904)	-
Cumulative dividends on Series F preferred stock	(275)	-
Net loss attributable to common shareholders	$(15,268)	$(5,661)

Net loss per share, basic and diluted:
Loss from continuing operations	$(2.13)	$(1.56)
Loss from discontinued operations	-	(0.13)
Deemed dividend – accretion of discount on preferred stock	(0.14)	-
Cumulative dividends on Series F preferred stock	(0.04)	-
Net loss attributable to common shareholders	$(2.31)	$(1.69)

Weighted average shares outstanding, basic and diluted	6,615,350	3,346,788

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity (Deficit)
Balance as of October 31, 2017	3,230,655	$109,995	6,515,524	$7	$149,173	$(259,005)	$170
Issuance of common stock in connection with:
Conversion of Series A preferred stock to common stock	(1,544,572)	(378)	350,000	-	378	-	-
Conversion of Series C preferred stock to common stock	(2,578)	(201)	59,950	-	201	-	-
Conversion of Series D preferred stock to common stock	(26,667)	(312)	44,445	-	312	-	-
Proceeds from option exercises	-	-	10,417	-	45	-	45
Stock-based compensation expense	-	-	102,500	-	11,132	-	11,132
Deemed dividend – accretion of discount on Series F preferred stock	-	-	-	-	(904)	-	(904)
Cumulative dividends on Series F preferred stock	-	-	-	-	(275)	-	(275)
Series F preferred stock dividends paid in common stock	-	-	11,708	-	306	-	306
Net loss	-	-	-	-	-	(14,089)	(14,089)
Balance as of January 31, 2018	1,656,838	$109,104	7,094,544	$7	$160,368	$(273,094)	$(3,615)

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,089)	$(5,661)
Loss from discontinued operations	-	432
Loss from continuing operations	(14,089)	(5,229)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	256	-
Stock based compensation expense	11,132	3,975
Change in fair value of warrant liability and embedded derivative	(3,374)	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	46	(204)
Security deposits – non-current	(111)	-
Accounts payable and accrued expenses	1,067	694
Net cash used in continuing operating activities	(5,073)	(756)
Net cash provided by discontinued operating activities	-	395
Net cash used in operating activities	(5,073)	(361)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,664)	(1,538)
Net cash used in continuing investing activities	(2,664)	(1,538)
Net cash provided by discontinued investing activities	15	-
Net cash used in investing activities	(2,649)	(1,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	45	-
Proceeds from the sale of common stock	-	2,278
Net cash provided by financing activities	45	2,278

Net decrease in cash and cash equivalents	(7,677)	379
Cash and cash equivalents - beginning of period	17,667	6,523
Cash and cash equivalents - end of period	$9,990	$6,902

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock	$378	$297
Conversion of Series B preferred stock to common stock	$-	$513
Conversion of Series C preferred stock to common stock	$201	$90
Conversion of Series D preferred stock to common stock	$312	$721
Unpaid liability for acquisition of property and equipment	$360	$54
Warrant exchange for common stock shares	$-	$78
Deemed dividend – accretion of discount on preferred stock	$904	$-
Cumulative dividends on Series F preferred stock	$275	$-
Series F preferred stock dividends paid in common stock	$306	$-

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

PolarityTE, Inc. is a commercial-stage biotechnology and regenerative biomaterials company focused on transforming the lives of patients by discovering, designing and developing a range of regenerative tissue products and biomaterials for the fields of medicine, biomedical engineering and material sciences.

Discontinued Operations. On June 23, 2017, the Company sold Majesco Entertainment Company, a Nevada corporation and wholly-owned subsidiary of the Company (“Majesco Sub”) to Zift Interactive LLC, a Nevada limited liability company pursuant to a purchase agreement. Pursuant to the terms of the agreement, the Company sold 100% of the issued and outstanding shares of common stock of Majesco to Zift, including all of the right, title and interest in and to Majesco Sub’s business of developing, publishing and distributing video game products through mobile and online digital downloading. Pursuant to the terms of the agreement, the Company will receive total cash consideration of approximately $100,000 ($5,000 upon signing the agreement and 19 additional monthly payments of $5,000) plus contingent consideration based on net revenues valued at $0. As of January 31, 2018, the Company received $40,000 in cash consideration and $60,000 remains receivable.

Segments. With the sale of Majesco Sub on June 23, 2017, the Company now solely operates in its Regenerative Medicine segment.

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Company’s financial results are impacted by the seasonality of the retail selling season and the timing of the release of new titles. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at October 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended October 31, 2017 filed with the Securities and Exchange Commission on Form 10-K on January 30, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Polarity NV and Majesco Sub (through the date sold). Majesco Sub was sold on June 23, 2017. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value for options issued is estimated at the date of grant using a Black-Scholes option-pricing model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor is determined based on the Company’s historical stock prices.

The value of restricted stock and restricted stock unit grants is measured based on the fair market value of the Company’s common stock on the date of grant and amortized over the vesting period of, generally, six months to three years.

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

Revenue Recognition. The Company recognizes revenue upon the shipment of products when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are the valuation of warrant liability, valuation of derivative liability, stock-based compensation and the valuation allowances for deferred tax benefits. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In April 2016, the FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 during the first quarter of 2018 and the Company elected to account for forfeitures as they occur. The amendment was applied using a modified retrospective transition method. The provisions of ASU 2016-09 had no impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company expects this guidance to have a material impact on the Company’s balance sheet.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this update is not expected to have a material impact the Company’s consolidated financial statements and related disclosures.

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations during each of the last two fiscal years. The Company has experienced negative cash flows from continuing operations of approximately $5.1 million for the three months ended January 31, 2018. Given these negative cash flows and forecasted increased spending, the continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, potential collaborations, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, execute a collaboration arrangement or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	January 31, 2018	October 31, 2017
Legal retainer	$-	$15
Prepaid insurance	64	69
Other prepaids	88	126
Advances on equipment purchases	435	-
Other assets	39	27
Total prepaid expenses and other current assets	$626	$237

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	January 31, 2018	October 31, 2017
Medical equipment	$4,911	$2,418
Computers and software	238	211
Furniture and equipment	45	30
Total property and equipment, gross	5,194	2,659
Accumulated depreciation	(742)	(486)
Total property and equipment, net	$4,452	$2,173

Depreciation expense for the three months ended January 31, 2018 and 2017 was approximately $256,000 and $83,000, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	January 31, 2018	October 31, 2017
Accounts payable	$25	$25
Due to Zift	-	36
Medical study and supplies	511	362
Medical equipment purchase	360	54
Salaries and other compensation	1,312	574
Legal and accounting	737	555
Other accruals	367	333
Total accounts payable and accrued expenses	$3,312	$1,939

Salaries and other compensation include accrued payroll expense and employer 401K plan contributions.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. PREFERRED SHARES AND COMMON SHARES

Convertible preferred stock as of January 31, 2018 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	1,602,099	$391	$1,089	363,142
Series B	54,250	47,689	4,020	-	794,816
Series C	26,000	-	-	-	-
Series D	170,000	-	-	-	-
Series E	7,050	7,050	104,693	-	7,050,000
Series F	6,455	6,455	5,414	17,750	645,455
Other authorized, unissued	906,245	-	-	-	-
Total	10,000,000	1,663,293	$114,518	$18,839	8,853,413

Convertible preferred stock as of October 31, 2017 consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference	Common Shares Issuable Upon Conversion
Series A	8,830,000	3,146,671	$769	$2,140	713,245
Series B	54,250	47,689	4,020	-	794,816
Series C	26,000	2,578	201	-	59,953
Series D	170,000	26,667	312	-	44,445
Series E	7,050	7,050	104,693	-	7,050,000
Series F	6,455	6,455	4,541	17,750	645,455
Other authorized, unissued	906,245	-	-	-	-
Total	10,000,000	3,237,110	$114,536	$19,890	9,307,914

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock (“Series A Preferred Shares”) is convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series A Preferred Share, plus all accrued and unpaid dividends, if any, on such Series A Preferred Share, as of such date of determination, divided by the conversion price. The stated value of each Series A Preferred Share is $0.68 and the initial conversion price was $4.08 (current conversion price at January 31, 2018 is $3.00) per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of its common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of PolarityTE, Inc., the Company is prohibited from incurring debt or liens, or entering into new financing transactions without the consent of the lead investor in the Company’s December 2016 private placement as long as any of the Series A Preferred Shares are outstanding. The Series A Preferred Shares bear no dividends.

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

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock (“Series B Preferred Shares”) is convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series B Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series B Preferred Shares, as of such date of determination, divided by the conversion price. The stated value of each Series B Preferred Share is $140.00 and the initial conversion price is $8.40 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Series B Preferred Shares to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series B Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Subject to such beneficial ownership limitations, each holder is entitled to vote on all matters submitted to stockholders of the Company on an as converted basis, based on a conversion price of $8.40 per shares. The Series B Preferred Shares rank junior to the Series A Preferred Shares and bear no dividends. The Series B Preferred Shares do not represent an unconditional obligation to be settled in a variable number of shares, are not redeemable and do not contain fixed or indexed conversion provisions similar to debt instruments. Accordingly, the Series B Preferred Shares are considered equity hosts and recorded in stockholders’ equity.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock (“Series C Preferred Shares”) is convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series C Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series C Preferred Shares, as of such date of determination, divided by the conversion price. The stated value of each Series C Preferred Share is $120.00 per share, and the initial conversion price was $7.20 (current conversion price was $5.16) per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions and provided that the conversion price may not be reduced to less than $5.16, unless and until such time as the Company obtains shareholder approval to allow for a lower conversion price. The Company is prohibited from effecting a conversion of the Series C Preferred Shares to the extent that, as a result of such conversion, a holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Subject to the beneficial ownership limitations discussed previously, each holder is entitled to vote on all matters submitted to stockholders of the Company and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series C Preferred Shares, based on a conversion price of $7.80 per share. The Series C Preferred Shares bear no dividends and shall rank junior to the Company’s Series A Preferred Shares but senior to the Company’s Series B Preferred Shares.

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

Series D Convertible Preferred Stock

The Series D Convertible Preferred Stock (“Series Preferred D Shares”) is convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series Preferred D Shares, plus all accrued and unpaid dividends, if any, on such Series Preferred D Share, as of such date of determination, divided by the conversion price. The stated value Series Preferred D Shares is $1,000 per share and the initial conversion price is $600 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The Company is prohibited from effecting a conversion of the Series Preferred D Shares to the extent that, as a result of such conversion, such investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Series Preferred D Shares. Upon 61 days written notice, the beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Except as otherwise required by law, holders of Series D Preferred Shares shall not have any voting rights. Pursuant to the Certificate of Designations, Preferences and Rights of the 0% Series D Convertible Preferred Stock, the Series Preferred D Shares bear no dividends and shall rank senior to the Company’s other classes of capital stock.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Series E Convertible Preferred Stock

On April 7, 2017, the Company issued 7,050 shares of its newly authorized Series E Convertible Preferred Stock (the “Series E Preferred Shares”) convertible into an aggregate of 7,050,000 shares of the Company’s common stock with a fair value of approximately $104.7 million which is equal to 7,050,000 common shares times $14.85 (the closing price of the Company’s common stock as of April 7, 2017) to Dr. Lough for the purchase of the Polarity NV’s assets.

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

Redeemable Series F Convertible Preferred Stock

On September 20, 2017, the Company sold an aggregate of $17,750,000 worth of units (the “Units”) of the Company’s securities to accredited investors at a purchase price of $2,750 per Unit with each Unit consisting of (i) one share of the Company’s newly authorized 6% Series F Convertible Preferred Stock, par value $0.001 per share (the “Series F Preferred Shares”), which are convertible into one hundred (100) shares of the Company’s common stock, and (ii) a two-year warrant to purchase 322,727 shares of the Company’s common stock, at an exercise price of $30.00 per share. The Company incurred issuance costs of approximately $356,000 associated with the Unit offering, of which approximately $82,000 was allocated to the Series F Preferred Shares and netted against the proceeds. The remaining amount was allocated to the warrants and other embedded derivative and was expensed.

The Company entered into separate registration rights agreements, and subsequently amended such agreements, with each of the investors, pursuant to which the Company agreed to undertake to file a registration statement to register the resale of the conversion shares and warrant shares within 150 days of the closing of the transaction, to cause such registration statement to be declared effective by the Securities and Exchange Commission within ninety days following its filing and to maintain the effectiveness of the registration statement until all of such conversion shares and warrant shares have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions. In the event the Company fails to file, or obtain effectiveness of, such registration statement with the specified period of time, the Company will be obligated to pay liquidated damages equal to the product of one 1% percent multiplied by the aggregate subscription amount paid by such investor for every thirty (30) days during which such filing is not made and/or effectiveness obtained, such fee being subject to certain exceptions, up to a maximum of six (6) percent.

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

The Series F Preferred Shares are convertible into shares of the Company’s common stock based on a conversion calculation equal to the stated value of the Series F Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series F Preferred Shares, as of such date of determination, divided by the conversion price. The stated value of each share of Series F Preferred Shares is $2,750 and the initial conversion price is $27.50 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

Each holder of a Series F Preferred Share is entitled to receive dividends, in cash or in shares of the Company’s common stock on the stated value of each share at the dividend rate, which shall be cumulative and shall continue to accrue and compound quarterly whether or not declared and whether or not in any fiscal year there shall be net profits or surplus available for the payment of dividends in such fiscal year. Dividends are payable quarterly in arrears on the fifteenth (15th) day of the next applicable quarter, to the record holders of the Series F Preferred Shares on the last day of the calendar quarter immediately preceding the dividend payment date in shares of common stock, calculated using the VWAP of the common stock on the ninety (90) days immediately preceding the dividend record date; provided, however, that the Company may, at its option, pay dividends in cash or in a combination of common shares and cash.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, each holder of preferred shares shall be entitled to receive, for each share thereof, out of assets of the Company legally available therefor, a preferential amount in cash equal to (and not more than) $2,750.

On the two (2) year anniversary of the initial issuance date, any Series F Preferred Shares outstanding and not otherwise already converted, shall, at the option of the holder, either (i) automatically convert into common stock of the Company at the conversion price then in effect or (ii) be repaid by the Company based on the stated value of such outstanding Series F Preferred Shares. In addition, in the event that the Company’s common stock attains a consolidated bid price of $45 or greater for any four (4) trading days during any eight (8) trading day period, the Series F Preferred Shares shall be automatically converted to common stock, without any further action by the holder (subject to the conversion limitation in the event that such conversion would result in such holder holding in excess of four and ninety-nine one-hundredths (4.99%) percent of the common stock of the Company).

The warrants issued in connection with the Series F Preferred Shares are liabilities pursuant to ASC 815. The warrant agreement provides for an adjustment to the number of common shares issuable under the warrant and/or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock (i.e., stock split); (c) adjustment of exercise price upon issuance of new securities at less than the exercise price. Under ASC 815, warrants that provide for down-round exercise price protection are recognized as derivative liabilities.

The conversion feature within the Series F Preferred Shares is not clearly and closely related to the identified host instrument and, as such, is recognized as a derivative liability measured at fair value pursuant to ASC 815.

The initial fair value of the warrants and bifurcated embedded conversion feature, estimated to be approximately $4.3 million and $9.3 million, respectively, was deducted from the gross proceeds of the Unit offering to arrive at the initial discounted carrying value of the Series F Preferred Shares. The resulting discount to the aggregate stated value of the Series F Preferred Shares of approximately $13.6 million will be recognized as accretion using the effective interest method similar to preferred stock dividends, over the two-year period prior to optional redemption by the holders. The Company recognized accretion of the discount to the stated value of the Series F Preferred Shares of approximately $904,000 in the three months ended January 31, 2018 as a reduction of additional paid-in capital and an increase in the carrying value of the Series F Preferred Shares. The accretion is presented in the Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

Preferred Share Conversion Activity

During the three months ended January 31, 2018, 1,544,572 Series A Preferred Shares, 2,578 Series C Preferred Shares and 26,667 Series D Preferred Shares were converted into 454,395 shares of common stock.

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

In connection with the offering of Units in September 2017, the Company issued warrants to purchase an aggregate of 322,727 shares of common stock. These warrants are exercisable at $30.00 per share and expire in two years. The warrants are liabilities pursuant to ASC 815. The warrant agreement provides for an adjustment to the number of common shares issuable under the warrant and/or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock (i.e., stock split); (c) adjustment of exercise price upon issuance of new securities at less than the exercise price. Under ASC 815, warrants that provide for down-round exercise price protection are recognized as derivative liabilities.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Series F Preferred Shares contain an embedded conversion feature that is not clearly and closely related to the identified host instrument and, as such, is recognized as a derivative liability measured at fair value. The Company classifies these derivatives on the consolidated balance sheet as a current liability.

The fair value of the bifurcated embedded conversion feature was estimated to be approximately $7.4 million and $9.2 million, respectively, at January 31, 2018 and October 31, 2017 as calculated using the Monte Carlo simulation with the following assumptions:

	Series F Conversion Feature
	January 31, 2018	October 31, 2017
Stock price	$21.30	$25.87
Exercise price	$27.50	$27.50
Risk-free rate	2.053%	1.581%
Volatility	86.4%	96.0%
Term	1.64	1.89

The fair value of the warrant liability was estimated to be approximately $2.8 million and $4.3 million, respectively, at January 31, 2018 and October 31, 2017 as calculated using the Monte Carlo simulation with the following assumptions:

	Warrant Liability
	January 31, 2018	October 31, 2017
Stock price	$21.30	$25.87
Exercise price	$30.00	$30.00
Risk-free rate	2.053%	1.581%
Volatility	86.4%	96.0%
Term	1.64	1.89

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value hierarchy of financial instruments, measured at fair value on a recurring basis on the consolidated balance sheets as of January 31, 2018 and October 31, 2017 is as follows (in thousands):

	Fair Value Measurement as of January 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$-	$-	$2,765	$2,765
Derivative liability	-	-	7,363	7,363
Total	$-	$-	$10,128	$10,128

	Fair Value Measurement as of October 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$-	$-	$4,256	$4,256
Derivative liability	-	-	9,246	9,246
Total	$-	$-	$13,502	$13,502

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability (in thousands):

	2017 Series F Preferred Stock - Warrant Liability	2017 Series F Preferred Stock - Embedded Derivative	Total Warrant and Derivative Liability
Fair value - October 31, 2017	$4,256	$9,246	$13,502
Change in fair value	(1,491)	(1,883)	(3,374)
Fair value - January 31, 2018	$2,765	$7,363	$10,128

9. STOCK BASED COMPENSATION ARRANGEMENTS

In the three months ended January 31, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock awards and stock options as follows (in thousands):

	For the Three Months Ended January 31,
	2018	2017
General and administrative expense:
Continuing operations	$8,910	$3,975
Discontinued operations	-	442
	8,910	4,417
Research and development expense:
Continuing operations	2,221	-
Total stock-based compensation expense	$11,132	$4,417

A summary of the Company’s employee stock option activity in the three months ended January 31, 2018 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2017	3,525,530	$6.34
Granted	1,030,500	$24.47
Exercised	(10,794)	$5.10
Forfeited	(34,167)	$18.90
Outstanding - January 31, 2018	4,511,069	$10.39
Options exercisable - January 31, 2018	1,930,500	$5.79
Weighted-average fair value of options granted during the period		$16.57

A summary of the Company’s non-employee stock option activity in the three months ended January 31, 2018 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2017	293,000	$19.61
No activity	-	$-
Outstanding - January 31, 2018	293,000	$19.61
Options exercisable - January 31, 2018	63,292	$14.24

Stock options are generally granted to employees or non-employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over one to three years and have a term of five to ten years. The total fair value of employee options granted during the three months ended January 31, 2018 was approximately $17.1 million. The intrinsic value of options outstanding at January 31, 2018 was $54.7 million. The intrinsic value of options exercised during the three months ended January 31, 2018 was $141,000. The weighted average remaining contractual term of outstanding and exercisable options at January 31, 2018 was 9.1 years and 8.9 years, respectively. As of January 31, 2018, there was approximately $18.3 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average vesting period of 0.8 years.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended January 31, 2018:

Risk free annual interest rate	2.01%-2.65%
Expected volatility	81.32-85.54%
Expected life	5.00-6.01
Assumed dividends	None

Restricted stock and restricted stock units activity for employees and non-employees in the fiscal year ended October 31, 2017:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested - October 31, 2017	227,132	$7.83
Granted	102,500	$23.91
Vested	(97,049)	$12.53
Unvested - January 31, 2018	232,583	$12.95

The total fair value of restricted stock and restricted stock units granted during the three months ended January 31, 2018 was approximately $2.5 million.

The value of restricted stock and restricted stock unit grants is measured based on the fair market value of the Company’s common stock on the date of grant and amortized over the vesting period of, generally, six months to three years. As of January 31, 2018, there was approximately $2.1 million of unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.5 years.

10. INCOME TAXES

The Company calculates its provision for federal and state income taxes based on current tax law. The Tax Cuts and Jobs Act (tax reform) was enacted on December 22, 2017 (“Enactment Date”), and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduces the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. Although most provisions of tax reform are not effective until 2018, the Company is required to record the effect of a change in tax law as of the Enactment Date on its deferred tax assets. As the Company maintains a full valuation allowance against its deferred tax assets, there is no income tax expense recorded related to this change. As of the Enactment Date, the Company estimates that its deferred tax asset and related valuation allowance were each reduced by approximately $2.2 million.

Additionally, the Securities Exchange Commission staff has issued SAB 118, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the Tax Act, the Company has determined that the adjustment to its deferred taxes was a provisional amount as permitted under SAB 118.

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

11. LOSS PER SHARE

Shares of common stock issuable under convertible preferred stock, warrants and options and shares subject to restricted stock grants were not included in the calculation of diluted earnings per common share for the three months ended January 31, 2018 and 2017, as the effect of their inclusion would be anti-dilutive.

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

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below provides total potential shares outstanding, including those that are anti-dilutive, on January 31, 2018 and 2017:

	January 31,
	2018	2017
Shares issuable upon exercise of warrants	322,727	-
Shares issuable upon conversion of preferred stock	8,853,413	2,357,232
Shares issuable upon exercise of stock options	4,804,069	2,922,020
Non-vested shares under restricted stock grants	232,583	640,184

12. COMMITMENTS AND CONTINGENCIES

Contingencies

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, Majesco Entertainment Company (“Majesco DE”), and a number of other game publisher defendants. The complaint alleged that the Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The case was subsequently transferred to the Western District of Washington. On June 16, 2017, final judgment was entered in favor of the defendants. The plaintiff has appealed that decision to the Court of Appeals for the Federal Circuit. The appeal is currently pending. On June 23, 2017, as part of a purchase agreement, liabilities and claims relating to this litigation were assumed by Zift Interactive LLC. The Company cannot be certain about the outcome of the appeal, or whether litigation regarding the assumption of liabilities by Zift Interactive LLC may occur.

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

Commitments

The Company leases office space in Hazlet, New Jersey at a cost of approximately $1,100 per month under a lease agreement that expires on March 31, 2018. This lease has been renewed for another year.

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

Rent expense for the three months ended January 31, 2018 and 2017 was approximately $249,000 and $17,000, respectively.

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

13. RELATED PARTIES

In January 2015, the Company entered into an agreement with Equity Stock Transfer LLC for transfer agent services. A former Board member of the Company is a co-founder and chief executive officer of Equity Stock Transfer LLC. Fees under the agreement were approximately $0 and $2,000, in the three months ended January 31, 2018 and 2017, respectively.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. DISCONTINUED OPERATIONS

The results of operations from the discontinued business for the three months ended January 31, 2018 and 2017 are as follows (in thousands):

	For the Three Months Ended
	January 31,
	2018	2017
Revenues	$-	$156
Expenses	-	588
Loss from discontinued operations	$-	$(432)

The cash flows from the discontinued business for the three months ended January 31, 2018 and 2017 are as follows (in thousands):

	For the three months ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from discontinued operations	-	(432)
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
Depreciation and amortization	-	83
Stock based compensation expense	-	442
Changes in operating assets and liabilities:
Accounts receivable	-	12
Accounts payable and accrued expenses	-	290
Net cash provided by discontinued operating activities	-	395

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of Majesco Sub	15	-
Net cash provided by discontinued investing activities	15	-

15. SUBSEQUENT EVENTS

Asset Purchase Agreement

On March 2, 2018, the Company entered into an asset purchase agreement (the “APA”) with a Utah limited liability company (“Seller”), along with its related entity (“Seller Corp.”), wherein Seller Corp. agreed to sell the assets and rights to its preclinical research and veterinary sciences business and related real estate (as more fully described below). The business consists of a “good laboratory practices” (GLP) compliant preclinical research facility, including vivarium, operating rooms, preparation rooms, storage facilities, and surgical and imaging equipment. A broad range of veterinary services related to orthopedics, soft tissue surgery, neurosurgery, and non-surgical research and development are performed at the facilities and are intended to be utilized by the Company to expand its research and development capabilities for development of its skin, bone, muscle, cartilage, fat, and other technologies and derivative products and technologies related to the Company’s “TE” technology pipeline. The Company also intends to continue to operate and expand the contract preclinical research business currently operated by the Seller.

Pursuant to the APA, the $1.6 million purchase price is payable as follows: $266,667 payable in cash and a promissory note for approximately $1.3 million. payable in 5 equal installments beginning on the six (6) month anniversary of issuance and continuing on each 6-month anniversary thereafter with interest at the rate of 3.5% per annum.

Purchase and Sale Agreement

Concurrently with the execution and delivery of the APA, on March 2, 2018, the Company entered into a purchase and sale agreement with Seller to purchase two parcels of real property in Cache County, Utah, consisting of approximately 1.75 combined gross acres of land including all related rights, real and personal property on the land (collectively, the “Property”).

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The purchase price for the Property is $2.0 million, is payable $25,000 in cash and the remaining will be deposited by the Company into escrow pursuant to a loan to be obtained by the Company from a lender of its choice.

Exchange of 100% of Outstanding Series F Preferred Stock Shares and Warrants

On March 6, 2018, the Company entered into separate exchange agreements (the “Exchange Agreements”) with holders (each a “Holder”, and collectively the “Holders”) of 100% of the Company’s outstanding Series F Preferred Shares, and the Company’s warrants to purchase shares of the Company’s common stock issued in connection with the Series F Preferred Shares (such “Warrants” and Series F Preferred Shares collectively referred to as the “Exchange Securities”) to exchange the Exchange Securities and unpaid dividends on the Series F Preferred Shares, for common stock (the “Exchange”).

The Exchange resulted in the following issuances: (A) all outstanding Series F Preferred Shares were converted into 972,067 shares of restricted common stock at an effective conversion price of $18.26 per share of common stock (the closing price of Common Stock on the NASDAQ Capital Market on February 26, 2018); (B) the right to receive 6% dividends underlying Series F Preferred Shares was terminated and in exchange 31,324 shares of restricted common stock was issued; (C) 322,727 Warrants to purchase common stock was exchanged for 151,872 shares of restricted common stock; and (D) the Holders of the Warrants relinquished any and all other rights pursuant to the Warrants, including exercise price adjustments.

As part of the Exchange, the Holders also relinquished any and all other rights related to the issuance of the Exchange Securities, the respective governing agreements and certificates of designation, including any related dividends, adjustment of conversion and exercise price, and repayment option. The existing registration rights agreement with the holders of the Series F Preferred Shares was also terminated and the holders of the Series F Preferred Shares waived the obligation of the Company to register the common shares issuable upon conversion of Series F Preferred Shares or upon exercise of the warrants, and waived any damages, penalties and defaults related to the Company failing to file or have declared effective a registration statement covering those shares.

Preferred Stock Conversion and Elimination

On February 6, 2018, 15,756 Series B Preferred Shares were converted into 262,606 shares of common stock.

On March 6, 2018, the Company received conversion notices from holders of 100% of the outstanding Series A Preferred Shares, Series B Preferred Shares, Series E Preferred Shares and exchanged the Series F Preferred Shares and warrants and issued an aggregate of 9,100,515 shares of common stock to such holders.

The Series E Preferred Shares were held by Dr. Denver Lough, the Company’s Chief Executive Officer. On March 6, 2018, the Company entered into a new registration rights agreement (the “Lough Registration Rights Agreement”) with Dr. Denver Lough, pursuant to which the Company agreed to file a registration statement to register the resale of 7,050,000 shares of Common Stock issued upon conversion of the Series E Preferred Shares within six months, to cause such registration statement to be declared effective by the Securities and Exchange Commission as promptly as possible following its filing and, with certain exceptions set forth in the Lough Registration Rights Agreement, to maintain the effectiveness of the registration statement until all of such shares have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act without restriction. Any sales of shares under the registration statement are subject to certain limitations as specified with more particularity in the Lough Registration Rights Agreement.

On March 7, 2018, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware terminating the Company’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock and thereafter no shares of Company preferred stock will remain outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those discussed in this section as well as factors described in Part II, Item 1A—“Risk Factors”. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are subject to business and economic risk and reflect management’s current expectations and involve subjects that are inherently uncertain and difficult to predict. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results. References herein to “we,” “us,” and “the Company” are to PolarityTE, Inc. and its consolidated subsidiaries.

Overview

PolarityTE, Inc. is a commercial-stage biotechnology and regenerative biomaterials company focused on transforming the lives of patients by discovering, designing and developing a range of regenerative tissue products and biomaterials for the fields of medicine, biomedical engineering and material sciences.

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

Results of Operations

Three months ended January 31, 2018 versus three months ended January 31, 2017

Net Revenues. For the three-month period ended January 31, 2018, net revenues from product sales were $13,000 which represents the first sale of the Company’s core product SkinTE.

Cost of Sales. For the three-month period ended January 31, 2018, cost of sales was approximately $1,000 and represents the freight charges associated with the $13,000 in product sales.

Research and Development Expenses. For the three-month period ended January 31, 2018, research and development expenses were approximately $6.6 million. Research and development expenses mostly consist of stock-based compensation of approximately $2.2 million, salaries of approximately $1.9 million, medical studies of approximately $0.5 million, bonuses of approximately $0.5 million, medical samples of approximately $0.3 million, medical equipment depreciation of approximately $0.3 million, rent of approximately $0.2 million, and office expense of approximately $0.2 million.

General and Administrative Expenses. For the three-month period ended January 31, 2018, general and administrative expenses were approximately $10.9 million compared to $5.2 million for the three months ended January 31, 2017. The increase is primarily due to increased stock-based compensation of $5.0 million.

Net loss from continuing operations. Net loss for the three months ended January 31, 2018 was approximately $14.1 million, compared to a net loss of approximately $5.2 million in the comparable period in 2017, primarily reflecting the $7.2 million increase in stock-based compensation expenses and research and development offset by the gain from derivative liabilities.

Liquidity and Capital Resources

As of January 31, 2018, our cash and cash equivalents balance was approximately $10.0 million and our working capital deficit was approximately $2.8 million, compared to cash and equivalents of $17.7 million and working capital of $2.5 million at October 31, 2017.

As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $273.1 million at January 31, 2018, a net loss of approximately $14.1 million from continuing operations and approximately $5.1 million net cash used in continuing operating activities for the three months ended January 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs to approximately October 2018. We anticipate needing substantial additional financing to continue clinical deployment and commercialization of our lead product SkinTE, development of our other product candidates, and scaling the manufacturing capacity for our products and product candidates, and prepare for commercial readiness. Such financing may not be available on terms favorable to us if at all, which raises substantial doubt about our ability to continue as a going concern as of the date of this report.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs.   We plan to meet our capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales and future collaborations.  Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives.

Our actual capital requirements will depend on many factors, including among other things: our ability to scale the manufacturing for and  to commercialize successfully our lead product, SkinTE; the progress and success of clinical evaluation and acceptance of SkinTE; our ability to develop our other product candidates; and the costs and timing of obtaining any required regulatory registrations or approvals. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The foregoing factors, along with the other factors described in the section, Item 1A, “Risk Factors” in Part II of this Report on Form 10-Q, will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operation.

As previously reported, we identified a material weakness in the effectiveness of our internal controls over financial reporting, a factor that could affect our liquidity and capital resources. At present, management believes that the recent improvement of the processes for granting equity awards to certain employees and service providers will ultimately correct the material weakness.

Preferred Share Conversion and Exchange Activity

During the three months ended January 31, 2018, 1,544,572 Series A Preferred Shares, 2,578 Series C Preferred Shares and 26,667 Series D Preferred Shares were converted into 454,395 shares of common stock.

On February 6, 2018, 15,756 Series B Preferred Shares were converted into 262,606 shares of common stock.

On March 6, 2018, the Company received conversion notices from holders of 100% of the outstanding Series A Preferred Shares, Series B Preferred Shares, and Series E Preferred Shares, and the Company completed an exchange of the Series F Preferred Shares. In connection with the conversion and exchange, the Company issued an aggregate of 9,100,515 shares of common stock to such holders. The Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware terminating the Company’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock and thereafter no shares of Company preferred stock remain outstanding and all rights under the Series F Preferred Shares, among other things, to price adjustment in the event of future issuances will be terminated.

Common Stock

During the three months ended January 31, 2018, certain employees exercised their options at a weighted-average exercise price of $5.10 in exchange for the Company’s common stock for an aggregated amount of 10,417 shares.

Off-Balance Sheet Arrangements

As of January 31, 2018, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents and working capital deficit were approximately $10.0 million and $2.8 million, respectively, as of January 31, 2018 compared to cash and cash equivalents and working capital of approximately $17.7 million and $2.5 million at October 31, 2017, respectively.

Operating Cash Flows. Cash used in continuing operating activities in the three months ended January 31, 2018 amounted to approximately $5.1 million compared to approximately $756,000 for the 2017 period. The increase in net cash used in continuing operating activities mostly relates to the increase in net loss, partially offset by the increase in share-based compensation.

Cash provided by discontinued operating activities in the three months ended January 31, 2018 amounted to approximately $0 compared to approximately $395,000 for the 2017 period.

Investing Cash Flows. Cash used in continuing investing activities in the three months ended January 31, 2018 amounted to approximately $2.7 million compared to $1.5 million for the 2017 period. For both the 2018 and 2017 periods, the activity relates to the purchase of property and equipment (mostly medical equipment).

Financing Cash Flows. Net cash provided by financing activities for the three months ended January 31, 2018 amounted to approximately $45,000 compared to approximately $2.3 million for the 2017 period. For the three months ended January 31, 2018, the $45,000 related to proceeds from option exercises. For the three months ended January 31, 2017, the $2.3 million related to equity capital raises.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was not effective as of January 31, 2018.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness which has caused management to conclude that as of January 31, 2018 our ICFR were not effective at the reasonable assurance level:

Due to a lack of processes in place to address personnel changes, controls over the Company’s process of accounting for stock-based compensation failed to ensure the completeness of stock options and restricted stock grants in the Company’s calculation of stock-based compensation expense.

During the quarter ended January 31, 2018, the Company started the process to mitigate the weakness above, and expect it to be remediated during fiscal year 2018.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures and the material weakness identified at October 31, 2017 that has not yet been remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective at a reasonable assurance level at January 31, 2018.

Changes in Internal Control Over Financial Reporting

During the three months ended January 31, 2018, there were no changes in our internal control over financial reporting other than the one described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

 Additionally, on February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, Majesco Entertainment Company (“Majesco DE”), and a number of other game publisher defendants. The complaint alleged that the Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The case was subsequently transferred to the Western District of Washington. On June 16, 2017, final judgment was entered in favor of the defendants. The plaintiff has appealed that decision to the Court of Appeals for the Federal Circuit. The appeal is currently pending. On June 23, 2017, as part of a purchase agreement, liabilities and claims relating to this litigation were assumed by Zift Interactive LLC. The Company cannot be certain about the outcome of the appeal, or whether litigation regarding the assumption of liabilities by Zift Interactive LLC may occur.

We have a history of operating losses and may never achieve or sustain profitability.

We have to date incurred, and may continue to incur significant operating losses over the next several years. We have incurred significant net losses in each year since our inceptions, and have a net loss of $130.8 million for the year ended October 31, 2017, and $14.1 million for the quarter ended January 31, 2018. Our ability to achieve profitable operations in the future will depend in large part upon the successful development and commercialization of our product candidates and technologies. Factors impacting our ability to successfully develop and commercialize our product candidates include:

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

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer a “smaller reporting company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain a smaller reporting company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer a smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and ensure we have hired sufficient accounting and finance staff.

We have identified a material weakness in our internal control over financial reporting. If our remedial measures are insufficient to address the material weakness, or if we otherwise fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

At times we have not had sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary or adequate formally documented accounting policies and procedures to support, effective internal controls. As we grow, we will hire additional personnel and engage in external temporary resources and may implement, document and modify policies and procedures to maintain effective internal controls. However, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or un-remediated, our financial statements could contain material misstatements that, when discovered in the future, and our operating results could be material impacted and we could fail to meet our future reporting obligations.

If we discover additional material weaknesses or other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Our management team has supervised the completion of the first full audit of our financial statements for the year ending October 31, 2017. A material weakness was identified related to a lack of processes in place to address personnel changes and controls over the Company’s process of accounting for stock-based compensation, which resulted in a failure to ensure the completeness of stock options and restricted stock grants in the Company’s calculation of stock-based compensation expense. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we fail to timely remediate the material weakness or other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

Our results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

●	the announcement or introduction of new products by our competitors;

●	failure of government and private health plans to adequately and timely reimburse the users of our potential products;

●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	the continued availability of Dr. Denver Lough and other key executives and our ability to attract and retain additional key personnel in a timely and cost-effective manner;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

●	regulation by federal, state or local governments and government agencies; and/or

●	general economic conditions as well as economic conditions specific to the healthcare industry.

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

As a result of the reorganization transactions, our business focus has changed from a gaming business to regenerative medicine. We do not expect to generate any revenues going forward that we have achieved in prior years, and no longer expect to generate any revenues from other segments of our business which have been terminated or disposed of. We will need additional capital to continue to fund our operations and plans to commercialize and develop our tissue products and product candidates. We cannot ensure that additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. Any additional funding derived from the sale of equity securities is likely to result in significant dilution to our existing stockholders. These matters involve risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case. If we reach a point where we are unable to raise needed additional funds to continue as a going concern, we will be forced to cease our business activities and dissolve. In such an event, we will need to satisfy various severances, contract termination, and other dissolution-related obligations.

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

As of January 31, 2018, we had $10.0 million of cash. We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through approximately October 2018. In order to have sufficient cash to fund our operations, we will need to raise additional equity or debt capital and we cannot provide any assurance that we will be successful in doing so.

We may not be able to raise the required capital to conduct our operations and develop and commercialize our product candidates.

We incurred net losses of $130.8 million in fiscal 2017, and additional net losses of $14.1 for the quarter ended January 31, 2018. We will require substantial additional capital resources in order to complete our product development programs, complete clinical trials, and market and commercialize our product candidates. In order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise a significant amount of additional funds. We will also need significant additional funds or a collaborative partner, or both, to finance the research and development activities. Accordingly, we are continuing to pursue additional sources of financing.

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

● our need to remediate material weaknesses and implement and maintain additional internal systems, processes and infrastructure, to have an effective system of internal control over financial reporting;

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

Certain provisions of Delaware law and of our Restated Certificate of Incorporation, as amended, and by-laws, could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests or in our best interests. These provisions include:

●	establishing a classified Board requiring that members of the Board be elected in different years, which lengthens the time needed to elect a new majority of the Board; we currently have established and intend to continue to maintain a staggered Board;

●	authorizing the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt; our Board is authorized to issue up to 25,000,000 shares of preferred stock without stockholder approval;

●	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates; and

●	prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders.

Our executive officers and directors have the ability to control matters submitted to stockholders for approval.

On March 6, 2018, Dr. Denver Lough converted 7,050 shares of our Series E Preferred Stock into 7,050,000 shares of our common stock and received a proxy to vote an additional 797,296 shares of common stock held by certain of our other shareholders. Dr. Lough holds additional shares and/or vested options to purchase shares of our common stock. As of March 14, 2018, there were 16,457,664 shares of common stock issued and outstanding eligible to vote and, accordingly, Dr. Lough currently holds or has the right to vote approximately 53% of the outstanding voting capital of the Company. As a result, Dr. Lough, together with our other executive officers and directors, would be able to control matters submitted to our stockholders for approval, as well as our management and affairs.

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

The price of our common stock has experienced significant volatility, and to date, a significant percentage of our common stock has been held by affiliates and insiders. The high and low bid quotations for our common stock, as reported by NASDAQ, ranged between a high of $31.68 and a low of $3.86 during the past 12 months. The historic market price of our common stock may be higher or lower than the price paid for our shares and may not be indicative of future market prices, depending on many factors, some of which are beyond our control. In addition, our Chief Executive Officer controls approximately 53% of our voting capital stock and maintains effective majority control over decisions affecting our Company and business. As a result investors may be unwilling to purchase our common stock and our market price may be affected. The price of our stock may change dramatically in response to our success or failure and based upon our relationship and the decisions of our chief executive officer.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

/s/ Denver Lough
Denver Lough
Chief Executive Officer
(Principal Executive Officer)
Date:	March 19, 2018

/s/ John Stetson
John Stetson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 19, 2018

