Form 10-Q
period 2018-04-30
POLARITYTE, INC.
filed 2018-06-14
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

Commission File No. 000-51128

POLARITYTE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1960 S 4250 W

Salt Lake City, UT 84104

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (385) 237-2279

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

As of June 13, 2018, there were 21,304,370 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POLARITYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 30, 2018	October 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$37,838	$17,667
Prepaid expenses and other current assets	294	237
Receivable from Zift	45	60
Total current assets	38,177	17,964
Non-current assets:
Property and equipment, net	6,342	2,173
Security deposits - non-current	137	-
Receivable from Zift, non-current	-	15
Total non-current assets	6,479	2,188
TOTAL ASSETS	$44,656	$20,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,007	$1,939
Warrant liability and embedded derivative	-	13,502
Total current liabilities	3,007	15,441
Total liabilities	3,007	15,441

Commitments and Contingencies

Redeemable convertible preferred stock - Series F – 0 and 6,455 shares authorized, issued and outstanding at April 30, 2018 and October 31, 2017; liquidation preference - $0 and $17,750.	-	4,541

STOCKHOLDERS’ EQUITY:
Convertible preferred stock – 10,000,000 and 9,993,545 shares authorized, 0 and 3,230,655 shares issued and outstanding at April 30, 2018 and October 31, 2017, aggregate liquidation preference $0 and $2,140, respectively	-	109,995
Common stock - $.001 par value; 250,000,000 shares authorized; 18,843,488 and 6,515,524 shares issued and outstanding at April 30, 2018 and October 31, 2017, respectively	19	7
Additional paid-in capital	326,343	149,173
Accumulated deficit	(284,713)	(259,005)
Total stockholders’ equity	41,649	170
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,656	$20,152

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	For the three months ended		For the six months ended
	April 30,		April 30,
	2018	2017	2018	2017
Net revenues	$3	$-	$16	$-
Cost of sales	1	-	2	-
Gross profit	2	-	14	-
Operating costs and expenses
Product research and development	5,621	-	12,223	-
Research and development - intellectual property acquired	-	104,693	-	104,693
General and administrative	5,938	5,686	16,836	10,911
	11,559	110,379	29,059	115,604
Other (expenses) income
Interest income	18	3	43	7
Change in fair value of derivatives	440	-	3,814	(8)
Loss on extinguishment of warrant liability	(520)	-	(520)	-
Net loss from continuing operations	(11,619)	(110,376)	(25,708)	(115,605)
Gain (loss) from discontinued operations	-	16	-	(416)
Net loss	(11,619)	(110,360)	(25,708)	(116,021)
Deemed dividend – accretion of discount on Series F preferred stock	(386)	-	(1,290)	-
Deemed dividend – exchange of Series F preferred stock	(7,057)	-	(7,057)	-
Cumulative dividends on Series F preferred stock	(98)	-	(373)	-
Net loss attributable to common stockholders	$(19,160)	$(110,360)	$(34,428)	$(116,021)

Net loss per share, basic and diluted:
Loss from continuing operations	$(0.89)	$(23.51)	$(2.63)	$(28.83)
Gain (loss) from discontinued operations	-	0.01	-	(0.10)
Deemed dividend – accretion of discount on preferred stock	(0.03)	-	(0.13)	-
Deemed dividend – exchange of Series F preferred stock	(0.54)	-	(0.72)	-
Cumulative dividends on Series F preferred stock	(0.01)	-	(0.04)	-
Net loss attributable to common stockholders	$(1.47)	$(23.50)	$(3.52)	$(28.93)
Weighted average shares outstanding, basic and diluted:	13,055,314	4,695,298	9,781,962	4,009,853

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of October 31, 2017	3,230,655	$109,995	6,515,524	$7	$149,173	$(259,005)	$170
Issuance of common stock in connection with:
Conversion of Series A preferred stock to common stock	(3,146,671)	(769)	713,036	1	768	-	-
Conversion of Series B preferred stock to common stock	(47,689)	(4,020)	794,820	1	4,019	-	-
Conversion of Series C preferred stock to common stock	(2,578)	(201)	59,950	-	201	-	-
Conversion of Series D preferred stock to common stock	(26,667)	(312)	44,445	-	312	-	-
Conversion of Series E preferred stock to common stock	(7,050)	(104,693)	7,050,000	7	104,686	-	-
Exchange of Series F preferred stock and dividends to common stock	-	-	1,003,391	1	13,060	-	13,061
Extinguishment of warrant liability	-	-	151,871	-	3,045	-	3,045
Option exercises	-	-	25,417	-	91	-	91
Proceeds received from issuance of common stock, net of issuance costs of $2,782	-	-	2,335,937	2	34,593	-	34,595
Stock-based compensation expense	-	-	137,387	-	17,752	-	17,752
Deemed dividend - accretion of discount on Series F preferred stock	-	-	-	-	(1,290)	-	(1,290)
Cumulative dividends on Series F preferred stock	-	-	-	-	(373)	-	(373)
Series F preferred stock dividends paid in common stock	-	-	11,710	-	306	-	306
Net loss	-	-	-	-	-	(25,708)	(25,708)
Balance as of April 30, 2018	-	$-	18,843,488	$19	$326,343	$(284,713)	$41,649

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,708)	$(116,021)
Loss from discontinued operations	-	(416)
Loss from continuing operations	(25,708)	(115,605)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Loss on extinguishment of warrant liability	520	-
Depreciation and amortization	606	173
Stock based compensation expense	17,752	7,780
Research and development - intellectual property acquired	-	104,693
Change in fair value of derivatives	(3,814)	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	16	-
Security deposits - non-current	(137)	(279)
Accounts payable and accrued expenses	737	32
Net cash used in continuing operating activities	(10,028)	(3,198)
Net cash provided by discontinued operating activities	-	547
Net cash used in operating activities	(10,028)	(2,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,517)	(1,961)
Net cash used in continuing investing activities	(4,517)	(1,961)
Net cash provided by discontinued investing activities	30	-
Net cash used in investing activities	(4,487)	(1,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	91	588
Net proceeds from the sale of common stock	34,595	2,278
Net cash provided by financing activities	34,686	2,866

Net increase (decrease) in cash and cash equivalents	20,171	(1,746)
Cash and cash equivalents - beginning of period	17,667	6,523
Cash and cash equivalents - end of period	$37,838	$4,777

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock	$769	$816
Conversion of Series B preferred stock to common stock	$4,020	$514
Conversion of Series C preferred stock to common stock	$201	$441
Conversion of Series D preferred stock to common stock	$312	$1,127
Conversion of Series E preferred stock to common stock	$104,693	$-
Exchange of Series F preferred stock for common stock	$13,061	$-
Extinguishment of warrant liability	$2,525	$-
Unpaid liability for acquisition of property and equipment	$385	$83
Warrant exchange for common stock shares	$-	$78
Deemed dividend - accretion of discount on preferred stock	$1,290	$-
Cumulative dividends on Series F preferred stock	$373	$-
Series F preferred stock dividends paid in common stock	$306	$-

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

Discontinued Operations. On June 23, 2017, the Company sold Majesco Entertainment Company, a Nevada corporation and wholly-owned subsidiary of the Company (“Majesco Sub”), to Zift Interactive LLC, a Nevada limited liability company (“Zift”), pursuant to a purchase agreement. Pursuant to the terms of the agreement, the Company sold 100% of the issued and outstanding shares of common stock of Majesco to Zift, including all of the right, title and interest in and to Majesco Sub’s business of developing, publishing and distributing video game products through mobile and online digital downloading. Pursuant to the terms of the agreement, the Company will receive total cash consideration of approximately $100,000 ($5,000 upon signing the agreement and 19 additional monthly payments of $5,000) plus contingent consideration based on net revenues with a fair value of $0. As of April 30, 2018, the Company received $55,000 in cash consideration and $45,000 remains receivable.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: PolarityTE, Inc., a Nevada corporation, and Majesco Sub (through the date sold). Majesco Sub was sold on June 23, 2017. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Property and Equipment. Property and equipment is stated at cost. Depreciation and amortization is being provided for by the straight-line method over the estimated useful lives of the assets, generally range from three to eight years. Amortization of leasehold improvements is provided for over the shorter of the term of the lease or the life of the asset.

Capitalized Software Development Costs. Software development costs are capitalized once technological feasibility is established and management expects such costs to be recoverable against future revenues. Amounts related to software development that are not capitalized are charged immediately to expense. Capitalized costs are amortized straight-line over the expected life of the software.

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

POLARITYTE, INC.

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

Change in Fair Value of Derivatives. The Company assessed the classification of common stock purchase warrants as of the date of each offering and determined that certain instruments met the criteria for liability classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in fair value of derivatives” in the consolidated statements of operations. The fair value of the warrants has as well as other derivatives have been estimated using a Monte-Carlo or Black-Scholes valuation model.

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

Recently Adopted Accounting Pronouncements

In April 2016, the FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 during the first quarter of fiscal 2018 and the Company elected to account for forfeitures as they occur. The amendment was applied using a modified retrospective transition method. The provisions of ASU 2016-09 had no impact on the Company’s consolidated financial statements.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently assessing the potential impact of this guidance, but expects it to have a material impact on the Company’s balance sheet.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures regarding the nature, amount, timing and uncertainty of cash flows arising from contracts with customers. Topic 606 is effective for our fiscal year 2019 beginning on November 1, 2018. The Company is currently evaluating the overall effect that the standard will have on our consolidated financial statements and accompanying notes to the consolidated financial statements.

3. LIQUIDITY

The Company has experienced net losses and negative cash flows from operations during each of the last two fiscal years. The Company has experienced negative cash flows from continuing operations of approximately $10.0 million for the six months ended April 30, 2018. Given these negative cash flows and forecasted increased spending, the continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, potential collaborations, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, execute a collaboration arrangement or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 12, 2018, the Company completed a public offering providing for the issuance and sale of 2,335,937 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $16.00 per share, for net proceeds of approximately $34.6 million, after deducting offering expenses payable by the Company (see Note 7).

On June 7, 2018, the Company completed an underwritten offering with Cantor Fitzgerald & Co., as underwriter, providing for the issuance and sale of 2,455,882 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $23.65 per share, for net proceeds of approximately $58 million, after deducting offering expenses payable by the Company (see Note 14).

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	April 30, 2018	October 31, 2017
Legal retainer	$-	$15
Prepaid insurance	121	69
Other prepaids	149	126
Other assets	24	27
Total prepaid expenses and other current assets	$294	$237

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	April 30, 2018	October 31, 2017
Medical equipment	$6,272	$2,418
Computers and software	999	211
Furniture and equipment	163	30
Total property and equipment, gross	7,434	2,659
Accumulated depreciation	(1,092)	(486)
Total property and equipment, net	$6,342	$2,173

Depreciation expense for the three months ended April 30, 2018 and 2017 was approximately $350,000 and $101,000, respectively. Depreciation expense for the six months ended April 30, 2018 and 2017 was approximately $606,000 and $184,000, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	April 30, 2018	October 31, 2017
Accounts payable	$20	$25
Due to Zift	-	36
Medical study and supplies	48	362
Medical equipment purchase	385	54
Salaries and other compensation	637	574
Legal and accounting	978	555
Consulting	283	-
Other accruals	656	333
Total accounts payable and accrued expenses	$3,007	$1,939

Salaries and other compensation include accrued payroll expense and employer 401K plan contributions.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. PREFERRED SHARES AND COMMON SHARES

Common Stock Issuance

On April 12, 2018, the Company completed a public offering providing for the issuance and sale of 2,335,937 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $16.00 per share, for net proceeds of approximately $34.6 million, after deducting offering expenses payable by the Company.

Exchange of 100% of Outstanding Series F Preferred Stock Shares and Warrants

On September 20, 2017, the Company sold an aggregate of $17,750,000 worth of units (the “Units”) of the Company’s securities to accredited investors at a purchase price of $2,750 per Unit with each Unit consisting of (i) one share of the Company’s newly authorized 6% Series F Convertible Preferred Stock, par value $0.001 per share (the “Series F Preferred Shares”), which are each convertible into one hundred (100) shares of the Company’s common stock, and (ii) a two-year warrant to purchase up to 322,727 shares of the Company’s common stock, at an exercise price of $30.00 per share.

The Series F Preferred Shares were convertible into shares of the Company’s common stock based on a conversion calculation equal to the stated value of the Series F Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series F Preferred Shares, as of such date of determination, divided by the conversion price. The stated value of each Series F Preferred Share was $2,750 and the initial conversion price was $27.50 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

On the two year anniversary of the initial issuance date, any Series F Preferred Shares outstanding and not otherwise already converted, shall, at the option of the holder, will either (i) automatically convert into common stock of the Company at the conversion price then in effect or (ii) be repaid by the Company based on the stated value of such outstanding Series F Preferred Shares.

The warrants issued in connection with the Series F Preferred Shares were determined to be liabilities pursuant to ASC 815. The warrant agreement provides for an adjustment to the number of common shares issuable under the warrant and/or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock (i.e., stock split); (c) adjustment of exercise price upon issuance of new securities at less than the exercise price. Under ASC 815, warrants that provide for down-round exercise price protection are recognized as derivative liabilities.

The conversion feature within the Series F Preferred Shares was determined to not be clearly and closely related to the identified host instrument and, as such, was recognized as a derivative liability measured at fair value pursuant to ASC 815.

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

The Exchange resulted in the following issuances: (A) all outstanding Series F Preferred Shares were converted into 972,070 shares of restricted common stock at an effective conversion price of $18.26 per share of common stock (the closing price of Common Stock on the NASDAQ Capital Market on February 26, 2018); (B) the right to receive 6% dividends underlying Series F Preferred Shares was terminated and in exchange 31,321 shares of restricted common stock were issued; (C) 322,727 Warrants to purchase common stock were exchanged for 151,871 shares of restricted common stock; and (D) the Holders of the Warrants relinquished any and all other rights pursuant to the Warrants, including exercise price adjustments.

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

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The exchange of all outstanding Series F Preferred Shares, and the holders’ right to receive 6% dividends, for common stock of the Company was recognized as follows:

Fair market value of 1,003,391 shares of common stock issued at $20.05 (Company’s closing stock price on March 5, 2018) in exchange for Series F Preferred Shares and accrued dividends	$20,117,990
Carrying value of Series F Preferred Shares at March 5, 2018, including dividends	(5,898,274)
Carrying value of bifurcated conversion option at March 5, 2018	(7,162,587)
Deemed dividend on Series F Preferred Shares exchange	$7,057,129

As the Warrants were classified as a liability, the exchange of the Warrants for common shares should be recognized as a liability extinguishment. As of March 5, 2018, the fair market value of the 151,871 common shares issued in the Exchange was $3,045,034 and the fair value of the common stock warrant liability was $2,525,567 resulting in a loss on extinguishment of warrant liability of $519,467 during the three and six months ended April 30, 2018.

The Company recognized accretion of the discount to the stated value of the Series F Preferred Shares of approximately $386,000 and $1,290,000 in the three months ended April 30, 2018 (through March 5, 2018) and six months ended April 30, 2018, respectively, as a reduction of additional paid-in capital and an increase in the carrying value of the Series F Preferred Shares. The accretion is presented in the Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

Preferred Stock Conversion and Elimination

On February 6, 2018, 15,756 shares of Series B Convertible Preferred Stock (“Series B Preferred Shares”) were converted into 262,606 shares of common stock.

On March 6, 2018, the Company received conversion notices (in accordance with original terms) from holders of 100% of the outstanding shares of Series A Convertible Preferred Stock (the “Series A Preferred Shares”), Series B Preferred Shares and Series E Convertible Preferred Stock (the “Series E Preferred Shares”) and issued an aggregate of 7,945,250 shares of common stock to such holders.

The Series E Preferred Shares were held by Dr. Denver Lough, the Company’s Chief Executive Officer. On March 6, 2018, the Company entered into a new registration rights agreement (the “Lough Registration Rights Agreement”) with Dr. Lough, pursuant to which the Company agreed to file a registration statement to register the resale of 7,050,000 shares of Common Stock issued upon conversion of the Series E Preferred Shares within six months, to cause such registration statement to be declared effective by the Securities and Exchange Commission as promptly as possible following its filing and, with certain exceptions set forth in the Lough Registration Rights Agreement, to maintain the effectiveness of the registration statement until all of such shares have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act without restriction. Any sales of shares under the registration statement are subject to certain limitations as specified with more particularity in the Lough Registration Rights Agreement. In April 2018, Dr. Lough entered into a lock up agreement for 180 days, which prohibits him from selling any shares that may be registered until October 2018.

On March 7, 2018, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware terminating the Company’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock. As a result, the Company has 10,000,000 shares of authorized and unissued preferred stock with no designation as to series.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Convertible preferred stock activity for the six months ended April 30, 2018 consisted of the following:

	Shares Outstanding – October 31, 2017	First Quarter 2018 -Preferred Stock Conversions	First Quarter 2018 – Common Stock Shares Issued	Second Quarter 2018 -Preferred Stock Conversions and Series F Exchange	Second Quarter 2018 – Common Stock Shares Issued	Year to Date 2018 -Preferred Stock Conversions and Series F Exchange	Year to Date 2018 – Common Stock Shares Issued
Series A	3,146,671	(1,544,572)	350,000	(1,602,099)	363,036	(3,146,671)	713,036
Series B	47,689	-	-	(47,689)	794,820	(47,689)	794,820
Series C	2,578	(2,578)	59,950	-	-	(2,578)	59,950
Series D	26,667	(26,667)	44,445	-		(26,667)	44,445
Series E	7,050	-	-	(7,050)	7,050,000	(7,050)	7,050,000
Series F	6,455	-	-	(6,455)	972,070	(6,455)	972,070
Total	3,237,110	(1,573,817)	454,395	(1,663,293)	9,179,926	(3,237,110)	9,634,321

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

In connection with the offering of Units in September 2017, the Company issued warrants to purchase an aggregate of 322,727 shares of common stock. These warrants were exercisable at $30.00 per share and expire in two years. The warrants were liabilities pursuant to ASC 815. The warrant agreement provided for an adjustment to the number of common shares issuable under the warrant and/or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock (i.e., stock split); (c) adjustment of exercise price upon issuance of new securities at less than the exercise price. Under ASC 815, warrants that provide for down-round exercise price protection are recognized as derivative liabilities.

The Series F Preferred Shares contained an embedded conversion feature that was not clearly and closely related to the identified host instrument and, as such, was recognized as a derivative liability measured at fair value. The Company classified these derivatives on the consolidated balance sheet as a current liability.

As noted in Note 7. above, both the warrants and the Series F Preferred Shares were exchanged for common stock on March 6, 2018.

The fair value of the bifurcated embedded conversion feature was estimated to be approximately $7.2 million and $9.2 million, respectively, at March 5, 2018 and October 31, 2017 as calculated using a Monte Carlo simulation with the following assumptions:

	Series F Conversion Feature
	March 5, 2018	October 31, 2017
Stock price	$20.05	$25.87
Exercise price	$27.50	$27.50
Risk-free rate	2.158%	1.581%
Volatility	88.2%	96.0%
Term	1.54	1.89

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of the warrant liability was estimated to be approximately $2.5 million and $4.3 million, respectively, at March 5, 2018 and October 31, 2017 as calculated using the Monte Carlo simulation with the following assumptions:

	Warrant Liability
	March 5, 2018	October 31, 2017
Stock price	$20.05	$25.87
Exercise price	$30.00	$30.00
Risk-free rate	2.158%	1.581%
Volatility	88.2%	96.0%
Term	1.54	1.89

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value hierarchy of financial instruments, measured at fair value on a recurring basis on the consolidated balance sheets as of October 31, 2017 is as follows (in thousands):

	Fair Value Measurement as of October 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$-	$-	$4,256	$4,256
Derivative liability	-	-	9,246	9,246
Total	$-	$-	$13,502	$13,502

As of April 30, 2018, there were no outstanding financial instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

	2017 Series F Preferred Stock - Warrant Liability	2017 Series F Preferred Stock - Embedded Derivative	Total Warrant and Derivative Liability
Fair value - October 31, 2017	$4,256	$9,246	$13,502
Change in fair value	(1,731)	(2,083)	(3,814)
Exchange / conversion to common shares	(2,525)	(7,163)	(9,688)
Fair value - April 30, 2018	$-	$-	$-

9. STOCK BASED COMPENSATION ARRANGEMENTS

In the three and six months ended April 30, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock awards and stock options as follows (in thousands):

	For the Three Months Ended April 30,
	2018	2017
General and administrative expense:
Continuing operations	$5,155	$3,805
Discontinued operations	-	402
	5,155	4,207
Research and development expense:
Continuing operations	1,465	-
Total stock-based compensation expense	$6,620	$4,207

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Six Months Ended April 30,
	2018	2017
General and administrative expense:
Continuing operations	$14,065	$7,780
Discontinued operations	-	844
	14,065	8,624
Research and development expense:
Continuing operations	3,687	-
Total stock-based compensation expense	$17,752	$8,624

A summary of the Company’s employee stock option activity in the six months ended April 30, 2018 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2017	3,525,530	$6.34
Granted	1,127,500	$23.84
Exercised	(25,794)	$3.95
Forfeited	(34,167)	$18.90
Outstanding - April 30, 2018	4,593,069	$10.55
Options exercisable - April 30, 2018	2,450,666	$6.76
Weighted-average fair value of options granted during the period		$16.15

A summary of the Company’s non-employee stock option activity in the six months ended April 30, 2018 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2017	293,000	$19.61
No activity	-	$-
Outstanding - April 30, 2018	293,000	$19.61
Options exercisable - April 30, 2018	99,917	$16.21

Stock options are generally granted to employees or non-employees at exercise prices equal to the fair market value of the Company’s common stock at the dates of grant. Stock options generally vest over one to three years and have a term of five to ten years. The total fair value of employee options granted during the six months ended April 30, 2018 was approximately $18.2 million. The intrinsic value of options outstanding at April 30, 2018 was $41.6 million. The intrinsic value of options exercised during the six months ended April 30, 2018 was $344,000. The weighted average remaining contractual term of outstanding and exercisable options at April 30, 2018 was 8.9 years and 8.7 years, respectively. As of April 30, 2018, there was approximately $12.6 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average vesting period of 0.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the six months ended April 30, 2018:

Risk free annual interest rate	2.01%-2.97%
Expected volatility	80.86-85.54%
Expected life	5.00-6.01
Assumed dividends	None

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted stock and restricted stock units activity for employees and non-employees in the six months ended April 30, 2018:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested - October 31, 2017	227,132	$7.83
Granted	137,387	$22.02
Vested	(144,315)	$11.82
Unvested - April 30, 2018	220,204	$14.06

The total fair value of restricted stock and restricted stock units granted during the six months ended April 30, 2018 was approximately $3.0 million.

The fair value of restricted stock and restricted stock unit grants is measured based on the fair market value of the Company’s common stock on the date of grant and amortized over the vesting period of, generally, six months to three years. As of April 30, 2018, there was approximately $1.9 million of unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.5 years.

10. INCOME TAXES

The Company calculates its provision for federal and state income taxes based on current tax law. The Tax Cuts and Jobs Act (tax reform) was enacted on December 22, 2017 (“Enactment Date”), and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduces the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. Although most provisions of tax reform are not effective until 2018, the Company is required to record the effect of a change in tax law as of the Enactment Date on its deferred tax assets. As the Company maintains a full valuation allowance against its deferred tax assets, there is no income tax expense recorded related to this change. As of the Enactment Date, the Company estimated that its deferred tax asset and related valuation allowance were each reduced by approximately $2.2 million.

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary. The issuance of the Series E Preferred Stock in connection with its original acquisition of the PolarityTE, Inc., a Nevada corporation in April 2017, will likely result in limitations on the utilization of the Company’s net operating loss carryforwards under IRS section 382.

11. LOSS PER SHARE

Shares of common stock issuable under convertible preferred stock, warrants and options and shares subject to restricted stock grants were not included in the calculation of diluted earnings per common share for the three and six months ended April 30, 2018 and 2017, as the effect of their inclusion would be anti-dilutive.

For periods when shares of participating preferred stock (as defined in ASC 260 earnings per share) are outstanding, the two-class method is used to calculate basic and diluted earnings (loss) per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic earnings (loss) per common share is computed by dividing net earnings (loss) attributable to common shares after allocation of earnings to participating securities by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share, when applicable, is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

The table below provides total potential shares outstanding, including those that are anti-dilutive, on April 30, 2018 and 2017:

	April 30,
	2018	2017
Shares issuable upon conversion of preferred stock	-	9,281,275
Shares issuable upon exercise of stock options	4,886,069	3,028,512
Non-vested shares under restricted stock grants	220,204	380,341

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

Contingencies

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, Majesco Sub, and a number of other game publisher defendants. The complaint alleged that the Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The case was subsequently transferred to the Western District of Washington. On June 16, 2017, final judgment was entered in favor of the defendants finding that the accused products did not literally infringe the asserted patent and that plaintiff was barred from pursing infringement under the doctrine of equivalents due to prosecution history estoppel. The plaintiff appealed that decision to the Court of Appeals for the Federal Circuit. On April 9, 2018, the Court of Appeals for the Federal Circuit affirmed the judgment of the District Court for the Western District of Washington. On May 7, 2018, the plaintiff filed a petition for panel rehearing and rehearing en banc by the Court of Appeals, which is pending. On June 23, 2017, as part of a purchase agreement, liabilities and claims relating to this litigation were assumed by Zift. The Company cannot be certain about the outcome of the appeal, or whether litigation regarding the assumption of liabilities by Zift may occur.

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

Commitments

The Company leases office space in Hazlet, New Jersey at a cost of approximately $1,100 per month under a lease agreement that expires on March 31, 2019.

The Company also leased space in Salt Lake City, Utah at a cost of approximately $24,000 per month under a lease agreement that expired on March 31, 2018. The Company will continue to lease space in Salt Lake City, Utah at a cost of approximately $12,400 per month under a lease agreement that expires on September 30, 2018.

On December 27, 2017, the Company signed a five-year lease with one five-year option to renew on approximately 178,528 rentable square feet in Salt Lake City, Utah. The base rent for the first year of the lease is $1,178,285 and escalates at the rate of 3% per annum thereafter.

Rent expense for the three months ended April 30, 2018 and 2017 was approximately $389,000 and $42,000, respectively. Rent expense for the six months ended April 30, 2018 and 2017 was approximately $638,000 and $60,000, respectively.

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

13. DISCONTINUED OPERATIONS

The results of operations from the discontinued business for the three and six months ended April 30, 2018 and 2017 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Revenues	$-	$259	$-	$415
Expenses	-	243	-	831
Gain (loss) from discontinued operations	$-	$16	$-	$(416)

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The cash flows from the discontinued business for the six months ended April 30, 2018 and 2017 are as follows (in thousands):

	For the six months ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from discontinued operations	-	(416)
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
Depreciation and amortization	-	11
Stock based compensation expense	-	844
Amortization of capitalized software development costs and license fees	-	50
Changes in operating assets and liabilities:
Accounts receivable	-	48
Accounts payable and accrued expenses	-	10
Net cash provided by discontinued operating activities	-	547

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of Majesco Sub	30	-
Net cash provided by discontinued investing activities	30	-

14. SUBSEQUENT EVENTS

Asset Purchase Agreement

On March 2, 2018, the Company, along with its wholly owned subsidiary, Utah CRO Services, Inc., a Nevada corporation (“Acquisition Co.”), entered into an asset purchase agreement (the “APA”) with Ibex Group, L.L.C., a Utah limited liability company, and Ibex Preclinical Research, Inc., a Utah corporation (collectively, the “Seller”). The transaction closed on May 3, 2018.

Under the APA, the Company purchased from Seller the assets and rights to its preclinical research and veterinary sciences business and related real estate. The business consists of a “good laboratory practices” (GLP) compliant preclinical research facility, including vivarium, operating rooms, preparation rooms, storage facilities, and surgical and imaging equipment.

The purchase price was $1.6 million in cash, of which $266,667 was paid at closing and the balance satisfied by a promissory note. The promissory note payable to Seller is for a total amount of $1,333,333 and is payable in five equal installments beginning on the six-month anniversary of issuance and continuing each six-month anniversary thereafter with interest at the rate of 3.5% per annum.

Purchase and Sale Agreement

Concurrently with the execution and delivery of the APA, on March 2, 2018, the Company entered into a purchase and sale agreement with the Seller to purchase two parcels of real property in Cache County, Utah, consisting of approximately 1.75 combined gross acres of land, together with the buildings, structures, fixtures, and personal property located on the real property (the “Property”). The transaction also closed on May 3, 2018. The purchase price for the Property was $2.0 million, which was paid in cash at closing.

Common Stock Issuance

On June 7, 2018, the Company completed an underwritten offering with Cantor Fitzgerald & Co., as underwriter, providing for the issuance and sale of 2,455,882 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $23.65 per share, for net proceeds of approximately $58 million, after deducting offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those discussed in this section as well as factors described in Part II, Item 1A-“Risk Factors”. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are subject to business and economic risk and reflect management’s current expectations and involve subjects that are inherently uncertain and difficult to predict. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results. References herein to “we,” “us,” and “the Company” are to PolarityTE, Inc. and its consolidated subsidiaries.

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

Results of Operations

Three months ended April 30, 2018 versus three months ended April 30, 2017

Net Revenues. For the three-month period ended April 30, 2018, net revenues from product sales were $3,000, which represents the sale of the Company’s core product SkinTE.

Cost of Sales. For the three-month period ended April 30, 2018, cost of sales was approximately $1,000 and represents the freight charges associated with the $3,000 in product sales.

Research and Development Expenses. For the three-month period ended April 30, 2018, research and development expenses were approximately $5.6 million. Research and development expenses mostly consist of stock-based compensation of approximately $1.5 million, salaries of approximately $1.7 million, medical studies of approximately $0.3 million, medical samples of approximately $0.2 million, medical equipment depreciation of approximately $0.4 million, rent of approximately $0.4 million, office expense of approximately $0.3 million, business meals and transportation of approximately $0.2 million, consulting of approximately $0.1 million and health insurance of approximately $0.1 million. There were no research and development expenses in the comparable 2017 period.

General and Administrative Expenses. For the three-month period ended April 30, 2018, general and administrative expenses were approximately $5.9 million compared to $5.7 million for the three months ended April 30, 2017. The increase is primarily due to increased stock-based compensation.

Other (Expenses) Income. For the three-month period ended April 30, 2018, other (expenses) income mainly included a loss on extinguishment of warrant liability of approximately $520,000 and a change in fair value of derivatives of approximately a $440,000 gain. For the three-month period ended April 30, 2017, other (expenses) income was not significant.

Net Loss from continuing operations. Net loss from continuing operations for the three months ended April 30, 2018 was approximately $11.6 million, compared to a loss of approximately $110.4 million in the comparable period in 2017, primarily reflecting the decrease of $104.7 million in research and development – intellectual property acquired expenses.

Six months ended April 30, 2018 versus six months ended April 30, 2017

Net Revenues. For the six-month period ended April 30, 2018, net revenues from product sales were $16,000, which represents the sale of the Company’s core product SkinTE.

Cost of Sales. For the six-month period ended April 30, 2018, cost of sales was approximately $2,000 and represents the freight charges associated with the $16,000 in product sales.

Research and Development Expenses. For the six-month period ended April 30, 2018, research and development expenses were approximately $12.2 million. Research and development expenses mostly consist of stock-based compensation of approximately $3.7 million, salaries of approximately $3.6 million, medical studies of approximately $0.8 million, bonuses of approximately $0.5 million, medical samples of approximately $0.5 million, medical equipment depreciation of approximately $0.6 million, rent of approximately $0.6 million, office expense of approximately $0.5 million, business meals and transportation of approximately $0.3 million, consulting of approximately $0.2 million and health insurance of approximately $0.2 million. There were no research and development expenses in the comparable 2017 period.

General and Administrative Expenses. For the six-month period ended April 30, 2018, general and administrative expenses were approximately $16.8 million compared to $10.9 million for the six months ended April 30, 2017. The increase is primarily due to increased stock-based compensation.

Other (Expenses) Income. For the six-month period ended April 30, 2018, other (expenses) income mainly included a change in fair value of derivatives of approximately a $3.8 million gain and a loss on extinguishment of warrant liability of approximately $520,000. For the three-month period ended April 30, 2017, other (expenses) income was not significant.

Net loss from continuing operations. Net loss from continuing operations for the six months ended April 30, 2018 was approximately $25.7 million, compared to a loss of approximately $115.6 million in the comparable period in 2017, primarily reflecting the decrease of $104.7 million in research and development – intellectual property acquired expenses.

Liquidity and Capital Resources

As of April 30, 2018, our cash and cash equivalents balance was approximately $37.8 million and our working capital was approximately $35.2 million, compared to cash and cash equivalents of $17.7 million and working capital of $2.5 million at October 31, 2017.

As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $284.7 million at April 30, 2018, a net loss of approximately $25.7 million and approximately $10.0 million net cash used in continuing operating activities for the six months ended April 30, 2018.

On April 12, 2018, we completed a public offering providing for the issuance and sale of 2,335,937 shares of our common stock, par value $0.001 per shares at an offering price of $16.00 per share, for net proceeds of $34.6 million, after deducting offering expenses payable by us.

On June 7, 2018, we completed an underwritten offering with Cantor Fitzgerald & Co., as underwriter, providing for the issuance and sale of 2,455,882 shares of our common stock, par value $0.001 per share, at an offering price of $23.65 per share, for net proceeds of approximately $58 million, after deducting offering expenses payable by us.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents will be adequate to satisfy our capital needs to approximately October 2020. We anticipate needing substantial additional financing to continue clinical deployment and commercialization of our lead product SkinTE, development of our other product candidates, and scaling the manufacturing capacity for our products and product candidates, and prepare for commercial readiness. We will continue to pursue fundraising opportunities when available, however, such financing may not be available on terms favorable to us, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs. We plan to meet our capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales and future collaborations. Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives.

Our actual capital requirements will depend on many factors, including among other things: our ability to scale the manufacturing for and to commercialize successfully our lead product, SkinTE; the progress and success of clinical evaluation and acceptance of SkinTE; our ability to develop our other product candidates; and the costs and timing of obtaining any required regulatory registrations or approvals. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The foregoing factors, along with the other factors described in the section, Item 1A, “Risk Factors” in Part II of this Report on Form 10-Q as well as our risk factors set forth in our Annual Report on Form 10-K for the year ended October 30, 2017, will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed, and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operation.

As previously reported, we identified a material weakness in the effectiveness of our internal controls over financial reporting, a factor that could affect our liquidity and capital resources. At present, management believes that the recent improvement of the processes for granting equity awards to certain employees and service providers will ultimately correct the material weakness.

Common Stock

During the six months ended April 30, 2018, certain employees exercised their options at a weighted-average exercise price of $3.95 in exchange for the Company’s common stock for an aggregated amount of 25,417 shares.

Exchange of 100% of Outstanding Series F Preferred Stock Shares and Warrants

On September 20, 2017, the Company sold an aggregate of $17,750,000 worth of units (the “Units”) of the Company’s securities to accredited investors at a purchase price of $2,750 per Unit with each Unit consisting of (i) one share of the Company’s newly authorized 6% Series F Convertible Preferred Stock, par value $0.001 per share (the “Series F Preferred Shares”), which are each convertible into one hundred (100) shares of the Company’s common stock, and (ii) a two-year warrant to purchase 322,727 shares of the Company’s common stock, at an exercise price of $30.00 per share.

The Series F Preferred Shares were convertible into shares of the Company’s common stock based on a conversion calculation equal to the stated value of the Series F Preferred Shares, plus all accrued and unpaid dividends, if any, on such Series F Preferred Shares, as of such date of determination, divided by the conversion price. The stated value of each Series F Preferred Share was $2,750 and the initial conversion price is $27.50 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

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

The Exchange resulted in the following issuances: (A) all outstanding Series F Preferred Shares were converted into 972,070 shares of restricted common stock at an effective conversion price of $18.26 per share of common stock (the closing price of Common Stock on the NASDAQ Capital Market on February 26, 2018); (B) the right to receive 6% dividends underlying Series F Preferred Shares was terminated and in exchange 31,321 shares of restricted common stock were issued; (C) 322,727 Warrants to purchase common stock were exchanged for 151,871 shares of restricted common stock; and (D) the Holders of the Warrants relinquished any and all other rights pursuant to the Warrants, including exercise price adjustments.

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

Preferred Stock Conversion and Elimination

On February 6, 2018, 15,756 Series B Preferred Shares were converted into 262,606 shares of common stock.

On March 6, 2018, the Company received conversion notices from holders of 100% of the outstanding Series A Preferred Shares, Series B Preferred Shares and Series E Preferred Shares and issued an aggregate of 7,945,250 shares of common stock to such holders.

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

On March 7, 2018, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware terminating the Company’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock. As a result, the Company has 10,000,000 shares of authorized and unissued preferred stock with no designation as to series.

Off-Balance Sheet Arrangements

As of April 30, 2018, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents and working capital were approximately $37.8 million and $35.2 million, respectively, as of April 30, 2018 compared to cash and cash equivalents and working capital of approximately $17.7 million and $2.5 million at October 31, 2017, respectively.

Operating Cash Flows. Cash used in continuing operating activities in the six months ended April 30, 2018 amounted to approximately $10.0 million compared to approximately $2.7 million for the 2017 period. The increase in net cash used in continuing operating activities mostly relates to the increases in both research and development and general and administrative expenses.

Cash provided by discontinued operating activities in the six months ended April 30, 2018 amounted to approximately $0 compared to approximately $547,000 for the same period in 2017.

Investing Cash Flows. Cash used in continuing investing activities in the six months ended April 30, 2018 amounted to approximately $4.5 million compared to $2.0 million for the 2017 period. For both the 2018 and 2017 periods, the activity relates to the purchase of property and equipment (mostly medical equipment).

Financing Cash Flows. Net cash provided by financing activities for the six months ended April 30, 2018 amounted to approximately $34.7 million compared to approximately $2.9 million for the 2017 period. The $34.6 million in net proceeds from the sale of common stock in the six months ended April 30, 2018, accounts for the majority of that periods financing activity and accounts for the majority of the increase in net cash proved by financing activities as compared to the comparable prior year period.

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

Under the caption “Item 4. Controls and Procedures” of our report on Form 10-Q for the quarter ended January 31, 2018, filed with the Securities and Exchange Commission on March 19, 2018, we reported a material weakness in our internal control over financial reporting. Specifically, due to a lack of processes in place to address personnel changes, controls over the Company’s process of accounting for stock-based compensation failed to ensure the completeness of stock options and restricted stock grants in the Company’s calculation of stock-based compensation expense. In addition, due to a lack of adequate review and reconciliation control procedures, the Company’s internal control over financial reporting failed to prevent adjustments to the Company’s financial statements in the quarter ended January 31, 2018, with respect to certain costs not material in amount that we expensed, which should have been capitalized and classified as fixed assets.

During the quarter ended January 31, 2018, we started the process to mitigate the material weakness in our process of accounting for stock-based compensation, and we expect it to be remediated during fiscal year 2018. At the end of April 2018, we engaged the services of a third party accounting advisory firm to provide assistance in developing more effective processes and controls in recording and classifying expenditures, and reviewing and making appropriate period-end adjustments.

Based on the evaluation of the effectiveness of our disclosure controls and procedures and the material weaknesses identified above that have not yet been remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective at a reasonable assurance level at April 30, 2018.

Changes in Internal Control Over Financial Reporting

During the three months ended April 30, 2018, there were no changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, Majesco Sub, and a number of other game publisher defendants. The complaint alleged that the Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The case was subsequently transferred to the Western District of Washington. On June 16, 2017, final judgment was entered in favor of the defendants finding that the accused products did not literally infringe the asserted patent and that plaintiff was barred from pursing infringement under the doctrine of equivalents due to prosecution history estoppel. The plaintiff appealed that decision to the Court of Appeals for the Federal Circuit. On April 9, 2018, the Court of Appeals for the Federal Circuit affirmed the judgment of the District Court for the Western District of Washington. On May 7, 2018, the plaintiff filed a petition for panel rehearing and rehearing en banc by the Court of Appeals, which is pending. On June 23, 2017, as part of a purchase agreement, liabilities and claims relating to this litigation were assumed by Zift. The Company cannot be certain about the outcome of the appeal, or whether litigation regarding the assumption of liabilities by Zift may occur.

The Company at times may be a party to claims and suits in the ordinary course of business. We record a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. The Company has not recorded a liability with respect to the matter above. While the Company believes that it has divested liability with respect to the matter above, given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of the matter could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Item 1A. Risk Factors

The following updates certain risk factors set forth in our Annual Report on Form 10-K, for the year ended October 31, 2017, as amended and restated in our Quarterly Report on Form 10-Q for the period ended January 31, 2018, filed with the Securities and Exchange Commission on March 19, 2018, and should be read in conjunction with the risk factors presented in Part II of that Quarterly Report under the caption “Item 1A. Risk Factors.”

We have a history of operating losses and may never achieve or sustain profitability.

We have to date incurred, and may continue to incur significant operating losses over the next several years. We have incurred significant net losses in each year since our inceptions, and have a net loss of $130.8 million for the year ended October 31, 2017, and $25.7 million for the six months ended April 30, 2018. Our ability to achieve profitable operations in the future will depend in large part upon the successful development and commercialization of our product candidates and technologies. Factors impacting our ability to successfully develop and commercialize our product candidates include:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. We will be an “accelerated filer,” as defined in the Exchange Act, for the fiscal year beginning November 1, 2018. Consequently, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in the form of an opinion on the effectiveness of our internal controls over financial reporting as of October 31, 2018. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation of deficiencies. To comply with the requirements of being a reporting company under the Exchange Act, we need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and ensure we have hired sufficient accounting and finance staff.

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

Our October 31, 2017 financial statements were prepared on a going concern basis.

In its report dated January 29, 2018, related to our October 31, 2017 consolidated financial statements, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we had suffered recurring losses from operations and had insufficient liquidity to fund our future operations. If we were unable to improve our liquidity position we may not be able to continue as a going concern.

As of April 30, 2018, we had $37.8 million of cash.

On June 7, 2018, the Company completed an underwritten offering with Cantor Fitzgerald & Co., as underwriter, providing for the issuance and sale of 2,455,882 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $23.65 per share, for net proceeds of approximately $58 million, after deducting offering expenses payable by the Company. We anticipate that our principal sources of liquidity will be sufficient to fund our activities through approximately October 2020.

In order to have sufficient cash to fund our operations, we will need to continue to raise additional equity or debt capital and we cannot provide any assurance that we will be successful in doing so.

We may not be able to raise the required capital to conduct our operations and develop and commercialize our product candidates.

We incurred net losses of $130.8 million in fiscal 2017, and additional net losses of $25.7 for the six months ended April 30, 2018. We will require substantial additional capital resources in order to complete our product development programs, complete clinical trials, and market and commercialize our product candidates. In order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise a significant amount of additional funds. We will also need significant additional funds or a collaborative partner, or both, to finance the research and development activities. Accordingly, we are continuing to pursue additional sources of financing.

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

We have funded our operations primarily with proceeds from public and private offerings of our common stock. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, and the restricted availability of credit for emerging industries, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern.

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

On March 6, 2018, Dr. Denver Lough converted 7,050 shares of our Series E Preferred Stock into 7,050,000 shares of our common stock and received a proxy to vote an additional 797,296 shares of common stock held by certain of our other shareholders. Dr. Lough holds additional shares and/or vested options to purchase shares of our common stock. As of June 13, 2018, there were 21,304,370 shares of common stock issued and outstanding eligible to vote and, accordingly, Dr. Lough currently holds or has the right to vote approximately 41% of the outstanding voting capital of the Company. As a result, Dr. Lough, together with our other executive officers and directors, would likely be able to cast enough votes to determine the outcome of any proposal submitted to the stockholders of the Company for a vote.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2018, certain employees exercised their options at a weighted-average exercise price of $3.95 in exchange for the Company’s common stock for an aggregated amount of 25,417 shares. The shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

POLARITYTE, INC.

/s/ Denver Lough
Denver Lough
Chief Executive Officer
(Principal Executive Officer)

Date:	June 14, 2018

/s/ John Stetson
John Stetson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	June 14, 2018

