Form 10-Q
period 2018-07-31
POLARITYTE, INC.
filed 2018-09-14
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As of September 12, 2018, there were 21,475,370 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POLARITYTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 31, 2018	October 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$84,827	$17,667
Accounts receivable	329	-
Inventory	255	-
Prepaid expenses and other current assets	715	237
Receivable from Zift	30	60
Total current assets	86,156	17,964
Non-current assets:
Property and equipment, net	10,307	2,173
Receivable from Zift, non-current	-	15
Security deposits	139	-
Goodwill	278	-
Intangible assets, net	1,007	-
Total non-current assets	11,731	2,188
TOTAL ASSETS	$97,887	$20,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,867	$1,939
Contingent consideration	268	-
Current portion of long-term notes payable	533	-
Warrant liability and embedded derivative	-	13,502
Total current liabilities	4,668	15,441
Long-term notes payable	705	-
Other long-term liabilities	89	-
Total liabilities	5,462	15,441

Commitments and Contingencies

Redeemable convertible preferred stock - Series F - 0 and 6,455 shares authorized, issued and outstanding at July 31, 2018 and October 31, 2017; liquidation preference - $0 and $17,750.	-	4,541

STOCKHOLDERS’ EQUITY:
Convertible preferred stock - 25,000,000 shares authorized, 0 and 3,230,655 shares issued and outstanding at July 31, 2018 and October 31, 2017, aggregate liquidation preference $0 and $2,140, respectively	-	109,995
Common stock - $.001 par value; 250,000,000 shares authorized; 21,475,370 and 6,515,524 shares issued and outstanding at July 31, 2018 and October 31, 2017, respectively	21	7
Additional paid-in capital	394,362	149,173
Accumulated deficit	(301,958)	(259,005)
Total stockholders’ equity	92,425	170
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,887	$20,152

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2018	2017	2018	2017
Net revenues	$416	$-	$432	$-
Cost of sales	229	-	231	-
Gross profit	187	-	201	-
Operating costs and expenses
Product research and development	2,339	1,641	14,563	3,424
Research and development - intellectual property acquired	-	-	-	104,693
General and administrative	15,239	3,629	32,074	12,757
	17,578	5,270	46,637	120,874
Operating loss	(17,391)	(5,270)	(46,436)	(120,874)

Other (expenses) income
Interest income	146	3	189	10
Change in fair value of derivatives	-	-	3,814	(8)
Loss on extinguishment of warrant liability	-	-	(520)	-
Net loss from continuing operations	(17,245)	(5,267)	(42,953)	(120,872)
Gain (loss) from discontinued operations	-	(33)	-	(449)
Gain on sale of discontinued operations	-	100	-	100
Gain (loss) from discontinued operations, net	-	67	-	(349)
Net loss	(17,245)	(5,200)	(42,953)	(121,221)
Deemed dividend - accretion of discount on Series F preferred stock	-	-	(1,290)	-
Deemed dividend - exchange of Series F preferred stock	-	-	(7,057)	-
Cumulative dividends on Series F preferred stock	-	-	(373)	-
Net loss attributable to common stockholders	$(17,245)	$(5,200)	$(51,673)	$(121,221)

Net loss per share, basic and diluted:
Loss from continuing operations	$(0.86)	$(0.94)	$(3.24)	$(26.65)
Gain (loss) from discontinued operations	-	0.01	-	(0.08)
Deemed dividend - accretion of discount on preferred stock	-	-	(0.10)	-
Deemed dividend - exchange of Series F preferred stock	-	-	(0.53)	-
Cumulative dividends on Series F preferred stock	-	-	(0.03)	-
Net loss attributable to common stockholders	$(0.86)	$(0.93)	$(3.90)	$(26.73)
Weighted average shares outstanding, basic and diluted:	20,092,848	5,568,072	13,256,693	4,534,967

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of October 31, 2017	3,230,655	$109,995	6,515,524	$7	$149,173	$(259,005)	$170
Issuance of common stock in connection with:
Conversion of Series A preferred stock to common stock	(3,146,671)	(769)	713,036	1	768	-	-
Conversion of Series B preferred stock to common stock	(47,689)	(4,020)	794,820	1	4,019	-	-
Conversion of Series C preferred stock to common stock	(2,578)	(201)	59,950	-	201	-	-
Conversion of Series D preferred stock to common stock	(26,667)	(312)	44,445	-	312	-	-
Conversion of Series E preferred stock to common stock	(7,050)	(104,693)	7,050,000	7	104,686	-	-
Exchange of Series F preferred stock and dividends to common stock	-	-	1,003,391	1	13,060	-	13,061
Extinguishment of warrant liability	-	-	151,871	-	3,045	-	3,045
Option exercises	-	-	30,417	-	109	-	109
Proceeds received from issuance of common stock, net of issuance costs of $556	-	-	4,791,819	4	92,672	-	92,676
Stock-based compensation expense	-	-	308,387	-	27,674	-	27,674
Deemed dividend - accretion of discount on Series F preferred stock	-	-	-	-	(1,290)	-	(1,290)
Cumulative dividends on Series F preferred stock	-	-	-	-	(373)	-	(373)
Series F preferred stock dividends paid in common stock	-	-	11,710	-	306	-	306
Net loss	-	-	-	-	-	(42,953)	(42,953)
Balance as of July 31, 2018	-	$-	21,475,370	$21	$394,362	$(301,958)	$92,425

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,953)		$(121,221)
Loss from discontinued operations	-		(349)
Loss from continuing operations	(42,953)		(120,872)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Loss on extinguishment of warrant liability	520		-
Depreciation and amortization	1,052		295
Stock based compensation expense	27,674		10,696
Amortization of debt discount	18		-
Change in fair value of contingent consideration	20		-
Research and development - intellectual property acquired	-		104,693
Change in fair value of derivatives	(3,814)		8
Changes in operating assets and liabilities:
Accounts receivable	(329)		-
Inventory	(255)		-
Prepaid expenses and other current assets	(478)		-
Security deposits	(139)		(364)
Accounts payable and accrued expenses	1,575		857
Other long-term liabilities	89		-
Net cash used in continuing operating activities	(17,020)		(4,687)
Net cash provided by discontinued operating activities	-		33
Net cash used in operating activities	(17,020)		(4,654)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,392)		(2,253)
Acquisition of IBEX	(2,258)		-
Net cash used in continuing investing activities	(8,650)		(2,253)
Net cash provided by discontinued investing activities	45		10
Net cash used in investing activities	(8,605)		(2,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	109		1,123
Net proceeds from the sale of common stock	92,676		2,278
Net cash provided by financing activities	92,785		3,401

Net increase (decrease) in cash and cash equivalents	67,160		(3,496)
Cash and cash equivalents - beginning of period	17,667		6,523
Cash and cash equivalents - end of period	$84,827		$3,027

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock	$769		$976
Conversion of Series B preferred stock to common stock	$4,020		$549
Conversion of Series C preferred stock to common stock	$201		$609
Conversion of Series D preferred stock to common stock	$312		$1,517
Conversion of Series E preferred stock to common stock	$104,693		$-
Exchange of Series F preferred stock for common stock	$13,061		$-
Extinguishment of warrant liability	$2,525		$-
Unpaid liability for acquisition of property and equipment	$368		$108
Warrant exchange for common stock shares	$-		$78
Deemed dividend - accretion of discount on preferred stock	$1,290		$-
Cumulative dividends on Series F preferred stock	$373		$-
Series F preferred stock dividends paid in common stock	$306		$-
Contingent consideration for IBEX acquisition	$278		$-
Contingent consideration earned and recorded in accounts payable	$30		$-
Note payable issued as partial consideration for IBEX acquisition	$1,220	$

See accompanying notes to condensed consolidated financial statements.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

PolarityTE, Inc. (the “Company”) is a commercial-stage biotechnology and regenerative biomaterials company focused on transforming the lives of patients by discovering, designing and developing a range of regenerative tissue products and biomaterials for the fields of medicine, biomedical engineering and material sciences.

Discontinued Operations. On June 23, 2017, the Company sold Majesco Entertainment Company, a Nevada corporation and wholly-owned subsidiary of the Company (“Majesco Sub”), to Zift Interactive LLC, a Nevada limited liability company (“Zift”), pursuant to a purchase agreement. Pursuant to the terms of the agreement, the Company sold 100% of the issued and outstanding shares of common stock of Majesco to Zift, including all of the right, title and interest in and to Majesco Sub’s business of developing, publishing and distributing video game products through mobile and online digital downloading. Pursuant to the terms of the agreement, the Company will receive total cash consideration of approximately $100,000 ($5,000 upon signing the agreement and 19 additional monthly payments of $5,000) plus contingent consideration based on net revenues with a fair value of $0. As of July 31, 2018, the Company received $70,000 in cash consideration and $30,000 remains receivable.

Segments. The Company’s operations involve dissimilar products which are managed separately. Accordingly, it operates in two segments: 1) regenerative medicine and 2) veterinary sciences (“IBEX”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: PolarityTE, Inc., a Nevada corporation, Utah CRO Services, Inc., IBEX Preclinical Research, Inc., IBEX Property, LLC, Majesco Acquisition Corp. II and Majesco Sub (through the date sold). Majesco Sub was sold on June 23, 2017. Significant intercompany accounts and transactions have been eliminated in consolidation. Utah CRO Services, Inc., IBEX Preclinical Research, Inc., and IBEX Property, LLC are included from the date of acquisition, May 3, 2018.

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less at the date of purchase. At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

Accounts Receivable. Accounts receivable consists of amounts due to the Company related to the sale of the Company’s core product SkinTE and veterinary science services. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. As of July 31, 2018, there was no allowance for doubtful accounts.

Inventory. Inventory comprises finished goods, which are valued at the lower of cost or net realizable value, on a first-in, first-out basis. The Company evaluates the carrying value of its inventory on a regular basis, taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand.

Property and Equipment. Property and equipment is stated at cost. Depreciation and amortization is being provided for by the straight-line method over the estimated useful lives of the assets, generally range from three to eight years. Amortization of leasehold improvements is provided for over the shorter of the term of the lease or the life of the asset.

Capitalized Software Development Costs. Software development costs are capitalized once technological feasibility is established and management expects such costs to be recoverable against future revenues. Amounts related to software development that are not capitalized are charged immediately to expense. Capitalized costs are amortized straight-line over the estimated useful life of three years.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill and Intangible Assets. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing at the end of the third fiscal quarter or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, it is required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than carrying value, further analysis is necessary to determine the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill.

The fair value of reporting units is based on widely accepted valuation techniques that the Company believes market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The Company utilizes a market cap approach in estimating the fair value of reporting units. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods.

Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, which generally range from one to eleven years. The useful life is the period over which the asset is expected to contribute directly, or indirectly, to its future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the undiscounted cash flows exceeds its carrying value. At least annually, the remaining useful life is evaluated.

Impairment of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows.

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

Stock Based Compensation. The Company measures all stock-based compensation to employees using a fair value method and records such expense in general and administrative and research and development expenses. Compensation expense for stock options with cliff vesting is recognized on a straight-line basis over the vesting period of the award, based on the fair value of the option on the date of grant. For stock options with graded vesting, the Company recognizes compensation expense over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards. Forfeitures are recognized as they occur.

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

Change in Fair Value of Derivatives. The Company assessed the classification of common stock purchase warrants as of the date of each offering and determined that certain instruments met the criteria for liability classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized as “change in fair value of derivatives” in the consolidated statements of operations. The fair value of the warrants as well as other derivatives have been estimated using a Monte-Carlo or Black-Scholes valuation model.

Revenue Recognition. The Company recognizes revenue upon the shipment of products or the performance of services when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or services are performed; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Recently Adopted Accounting Pronouncements

In April 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 during the first quarter of fiscal 2018 and the Company elected to account for forfeitures as they occur. The amendment was applied using a modified retrospective transition method. The provisions of ASU 2016-09 had no impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard is effective for the Company on November 1, 2018 but may be adopted early. The ASU is applied prospectively to any transaction occurring within the period of adoption. The Company early adopted this guidance effective November 1, 2017. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

Recent Accounting Pronouncements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures regarding the nature, amount, timing and uncertainty of cash flows arising from contracts with customers. Topic 606 is effective for our fiscal year 2019 beginning on November 1, 2018. The Company is currently evaluating the overall effect that the standard will have on our consolidated financial statements and accompanying notes to the consolidated financial statements and which transition method to apply. As of July 31, 2018, the Company has completed and documented a preliminary assessment of the impact of the new revenue standard on its contracts with customers. The Company plans to finalize its assessment of the impact of the new revenue standard on its results of operations, internal controls and disclosures in the fourth quarter of 2018. The Company does not expect this new standard to have a material effect on the Company’s financial statements.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently assessing the potential impact of this guidance, but expects it to have a material impact on the Company’s balance sheet.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will be applied prospectively and is effective for the Company beginning November 1, 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. The standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company does not believe the adoption of this standard will have a significant impact on its financial statements given the limited number of nonemployee stock-based awards outstanding.

3. LIQUIDITY

On April 12, 2018, the Company completed a public offering providing for the issuance and sale of 2,335,937 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $16.00 per share, for net proceeds of approximately $34.6 million, after deducting offering expenses payable by the Company (see Note 10).

On June 7, 2018, the Company completed an underwritten offering with Cantor Fitzgerald & Co., as underwriter, providing for the issuance and sale of 2,455,882 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $23.65 per share, for net proceeds of approximately $58.0 million, after deducting offering expenses payable by the Company (see Note 10).

Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents will be adequate to satisfy our capital needs for at least the next 12 months from the date of filing. We anticipate needing substantial additional financing to continue clinical deployment and commercialization of our lead product SkinTE, development of our other product candidates, and scaling the manufacturing capacity for our products and product candidates, and prepare for commercial readiness. We will continue to pursue fundraising opportunities when available, but such financing may not be available in the future on terms favorable to us, if at all. If adequate financing is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs. We plan to meet our capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales and future collaborations. Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. IBEX ACQUISITION

On March 2, 2018, the Company, along with its wholly owned subsidiary, Utah CRO Services, Inc., a Nevada corporation (“Acquisition Co.”), entered into agreements with Ibex Group, L.L.C., a Utah limited liability company, and Ibex Preclinical Research, Inc., a Utah corporation (collectively, the “Seller” or “IBEX”) for the purchase of the assets and rights to the Seller’s preclinical research and veterinary sciences business and related real estate. The Company acquired this preclinical biomedical research facility in order to accelerate research and development of PolarityTE pipeline products. The business consists of a “good laboratory practices” (GLP) compliant preclinical research facility, including vivarium, operating rooms, preparation rooms, storage facilities, and surgical and imaging equipment. The real property includes two parcels in Cache County, Utah, consisting of approximately 1.75 combined gross acres of land, together with the buildings, structures, fixtures, and personal property located on the real property. The above was accounted for as a business combination.

The acquisition closed on May 3, 2018. The aggregate purchase price was $3.8 million, of which $2.3 million was paid at closing and the balance satisfied by a promissory note payable to the Seller with an initial fair value of $1.2 million (see Note 9, for a description of the promissory note) and contingent consideration with an initial fair value of approximately $0.3 million. During the three and nine months ended July 31, 2018, the Company recorded approximately $38,000 of direct and incremental costs associated with acquisition-related activities. These costs were incurred primarily for banking, legal, and professional fees associated with the IBEX acquisition. These costs were recorded in general and administrative expenses in the consolidated statement of operations.

During the three and nine months ended July 31, 2018, IBEX contributed approximately $172,000 to net revenues and approximately $124,000 to gross profit, respectively.

Purchase Price Allocation

The following table summarizes the preliminary purchase price allocation for the IBEX acquisition (in thousands):

Equipment	$430
Land and buildings	2,000
Intangible assets	1,057
Goodwill	278
Accrued property taxes	(9)
Aggregate purchase price	$3,756
Less: Promissory note to seller	1,220
Contingent consideration	278
Cash paid at closing	$2,258

As part of the acquisition of IBEX, the Company recorded a contingent consideration liability of $0.3 million in current liabilities in the condensed consolidated balance sheets. The contingent consideration represents the estimated fair value of future payments due to the Seller of IBEX based on IBEX’s revenue generated from studies quoted prior to but completed after the transaction. Contingent consideration is initially recognized at fair value as purchase consideration and subsequently remeasured at fair value through earnings. The initial fair value of the contingent consideration was based on the present value of estimated future cash flows using a 20% discount rate. The total amount of the contingent consideration to be paid will not exceed $650,000. The subsequent increase in fair value of contingent consideration from acquisition to July 31, 2018 of approximately $20,000 was recognized in general and administrative expense in the Company’s condensed consolidated statement of operations for the three and nine months ended July 31, 2018. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill, including the value of the assembled workforce.

The purchase price allocation for the IBEX acquisition is preliminary and subject to revision as additional information about fair value of assets acquired becomes available. Additional information that existed as of the acquisition date but at that time was unknown may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.

Disclosure of pro-forma revenues and earnings attributable to the acquisition is excluded because it is impracticable to obtain complete historical financial records for IBEX Preclinical Research, Inc.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the valuation of the individual identifiable intangible assets acquired along with their estimated remaining useful lives (in thousands):

	Approximate Fair Value	Remaining Useful Life (in years)
Non-compete agreement	$410	4
Customer contracts / relationships	534	7 to 8
Trade names / trademarks	101	10 to 11
Backlog	12	Less than 1
Total intangible assets	$1,057

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	July 31, 2018	October 31, 2017
Legal retainer	$45	$15
Prepaid insurance	84	69
Other prepaids	586	126
Other assets	-	27
Total prepaid expenses and other current assets	$715	$237

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):

	July 31, 2018	October 31, 2017
Machinery and equipment	$6,873	$2,418
Land and buildings	2,000	-
Computers and software	1,194	211
Leasehold improvements	890	-
Construction in progress	667	-
Furniture and equipment	90	30
Total property and equipment, gross	11,714	2,659
Accumulated depreciation	(1,407)	(486)
Total property and equipment, net	$10,307	$2,173

Depreciation expense for the three months ended July 31, 2018 and 2017 was approximately $396,000 and $122,000, respectively. Depreciation expense for the nine months ended July 31, 2018 and 2017 was approximately $1,002,000 and $295,000, respectively.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. INTANGIBLE ASSETS

Intangible assets, net, consist of the following (in thousands):

	July 31, 2018	October 31, 2017
Customer contracts / relationships	$534	$-
Trade names / trademarks	101	-
Non-compete agreement	410	-
Backlog	12
Total intangible assets, gross	1,057	-
Accumulated amortization	(50)	-
Total intangible assets, net	$1,007	$-

Amortization expense for the three months and nine months ended July 31, 2018 was approximately $50,000.

The future amortization of these intangible assets is expected to be as follows (in thousands):

Fiscal year 2018 (three months remaining)	$50
Fiscal year 2019	195
Fiscal year 2020	189
Fiscal year 2021	189
Fiscal year 2022	138
Thereafter	246
$1,007

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	July 31, 2018	October 31, 2017
Accounts payable	$82	$25
Due to Zift	-	36
Medical study and supplies	186	362
Property and equipment purchases	368	54
Salaries and other compensation	1,108	574
Legal and accounting	1,050	555
Other accruals	1,073	333
Total accounts payable and accrued expenses	$3,867	$1,939

Salaries and other compensation include accrued payroll expense and employer 401K plan contributions.

9. LONG TERM NOTES PAYABLE

In connection with the IBEX Acquisition, described in Note 4, the Company issued a promissory note payable to the Seller with an initial fair value of $1.22 million. The promissory note has a principal balance of $1,333,333 and bears interest at a rate of 3.5% interest per annum. Principal and interest are payable in five equal installments beginning on November 3, 2018 and continuing on each six-month anniversary thereafter (“Payment Date”). The promissory note may be prepaid by the Company at anytime and becomes due and payable at the earlier of the maturity date of November 3, 2020 or upon an event of default, which includes failure to pay any installment on each Payment Date, breach of any negative covenants, insolvency or bankruptcy. Upon the occurrence of an event of default, the promissory note will bear an accelerated interest of 7% per annum from the date of the event of default.

The Company initially recognized the promissory note at its fair value, using an estimated market rate of interest for the Company, which was higher than the promissory note’s stated rate. The result of imputing a market rate of interest resulted in an initial discount to the principal balance of approximately $113,000, which is being amortized to interest expense over the term of the promissory note using the effective interest method. Amortization of debt discount of $18,000 was included in interest expense for the three and nine months ended July 31, 2018.

10. PREFERRED SHARES AND COMMON SHARES

Common Stock Issuance

On April 12, 2018, the Company completed a public offering providing for the issuance and sale of 2,335,937 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $16.00 per share, for net proceeds of approximately $34.6 million, after deducting offering expenses payable by the Company.

On June 7, 2018, the Company completed an underwritten offering with Cantor Fitzgerald & Co., as underwriter, providing for the issuance and sale of 2,455,882 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $23.65 per share, for net proceeds of approximately $58.0 million, after deducting offering expenses payable by the Company.

Exchange of 100% of Outstanding Series F Preferred Stock Shares and Warrants

On September 20, 2017, the Company sold an aggregate of $17,750,000 worth of units (the “Units”) of the Company’s securities to accredited investors at a purchase price of $2,750 per Unit with each Unit consisting of (i) one share of the Company’s newly authorized 6% Series F Convertible Preferred Stock, par value $0.001 per share (the “Series F Preferred Shares”), which were each convertible into one hundred (100) shares of the Company’s common stock, and (ii) a two-year warrant to purchase up to 322,727 shares of the Company’s common stock, at an exercise price of $30.00 per share.

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

On the two-year anniversary of the initial issuance date, any Series F Preferred Shares outstanding and not otherwise already converted, shall, at the option of the holder, will either (i) automatically convert into common stock of the Company at the conversion price then in effect or (ii) be repaid by the Company based on the stated value of such outstanding Series F Preferred Shares.

The warrants issued in connection with the Series F Preferred Shares were determined to be liabilities pursuant to ASC 815. The warrant agreement provided for an adjustment to the number of common shares issuable under the warrant and/or adjustment to the exercise price, including but not limited to, if: (a) the Company issued shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivided or combined its common stock (i.e., stock split); (c) adjustment of exercise price upon issuance of new securities at less than the exercise price. Under ASC 815, warrants that provide for down-round exercise price protection are recognized as derivative liabilities.

The conversion feature within the Series F Preferred Shares was determined to not be clearly and closely related to the identified host instrument and, as such, was recognized as a derivative liability measured at fair value pursuant to ASC 815.

The initial fair value of the warrants and bifurcated embedded conversion feature, estimated to be approximately $4.3 million and $9.3 million, respectively, was deducted from the gross proceeds of the Unit offering to arrive at the initial discounted carrying value of the Series F Preferred Shares. The resulting discount to the aggregate stated value of the Series F Preferred Shares of approximately $13.6 million was recognized as accretion using the effective interest method similar to preferred stock dividends, over the two-year period prior to optional redemption by the holders.

On March 6, 2018, the Company entered into separate exchange agreements (the “Exchange Agreements”) with holders (each a “Holder”, and collectively the “Holders”) of 100% of the Company’s outstanding Series F Preferred Shares, and the Company’s warrants to purchase shares of the Company’s common stock issued in connection with the Series F Preferred Shares (such “Warrants” and Series F Preferred Shares collectively referred to as the “Exchange Securities”) to exchange the Exchange Securities and unpaid dividends on the Series F Preferred Shares for common stock (the “Exchange”).

The Exchange resulted in the following issuances: (A) all outstanding Series F Preferred Shares were converted into 972,070 shares of restricted common stock at an effective conversion price of $18.26 per share of common stock (the closing price of Common Stock on the NASDAQ Capital Market on February 26, 2018); (B) the right to receive 6% dividends underlying Series F Preferred Shares was terminated in exchange for 31,321 shares of restricted common stock; (C) 322,727 Warrants to purchase common stock were exchanged for 151,871 shares of restricted common stock; and (D) the Holders of the Warrants relinquished any and all other rights pursuant to the Warrants, including exercise price adjustments.

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

As the Warrants were classified as a liability, the exchange of the Warrants for common shares should be recognized as a liability extinguishment. As of March 5, 2018, the fair market value of the 151,871 common shares issued in the Exchange was $3,045,034 and the fair value of the common stock warrant liability was $2,525,567 resulting in a loss on extinguishment of warrant liability of $519,467 during the nine months ended July 31, 2018.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recognized accretion of the discount to the stated value of the Series F Preferred Shares of approximately $1,290,000 in the nine months ended July 31, 2018, respectively, as a reduction of additional paid-in capital and an increase in the carrying value of the Series F Preferred Shares. The accretion is presented in the Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

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

The Series E Preferred Shares were held by Dr. Denver Lough, the Company’s Chief Executive Officer. On March 6, 2018, the Company entered into a new registration rights agreement (the “Lough Registration Rights Agreement”) with Dr. Lough, pursuant to which the Company agreed to file a registration statement to register the resale of 7,050,000 shares of Common Stock issued upon conversion of the Series E Preferred Shares within six months, to cause such registration statement to be declared effective by the Securities and Exchange Commission as promptly as possible following its filing and, with certain exceptions set forth in the Lough Registration Rights Agreement, to maintain the effectiveness of the registration statement until all of such shares have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act without restriction. Any sales of shares under the registration statement were subject to certain limitations as specified with more particularity in the Lough Registration Rights Agreement. In April 2018, Dr. Lough entered into a lock up agreement for 180 days, which prohibits him from selling any shares that may be registered until October 2018.

On March 7, 2018, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware terminating the Company’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock. As a result, the Company has 10,000,000 shares of authorized and unissued preferred stock with no designation as to series.

Convertible preferred stock activity for the nine months ended July 31, 2018 consisted of the following:

	Shares Outstanding - October 31, 2017	First Quarter 2018 -Preferred Stock Conversions	First Quarter 2018 - Common Stock Shares Issued	Second Quarter 2018 -Preferred Stock Conversions and Series F Exchange	Second Quarter 2018 - Common Stock Shares Issued	Year to Date 2018 -Preferred Stock Conversions and Series F Exchange	Year to Date 2018 - Common Stock Shares Issued
Series A	3,146,671	(1,544,572)	350,000	(1,602,099)	363,036	(3,146,671)	713,036
Series B	47,689	-	-	(47,689)	794,820	(47,689)	794,820
Series C	2,578	(2,578)	59,950	-	-	(2,578)	59,950
Series D	26,667	(26,667)	44,445	-		(26,667)	44,445
Series E	7,050	-	-	(7,050)	7,050,000	(7,050)	7,050,000
Series F	6,455	-	-	(6,455)	972,070	(6,455)	972,070
Total	3,237,110	(1,573,817)	454,395	(1,663,293)	9,179,926	(3,237,110)	9,634,321

11. FAIR VALUE MEASUREMENTS

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

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As noted in Note 10. above, both the warrants and the Series F Preferred Shares were exchanged for common stock on March 6, 2018.

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

The fair value hierarchy of financial instruments, measured at fair value on a recurring basis on the consolidated balance sheets as of July 31, 2018 is as follows (in thousands):

	Fair Value Measurement as of July 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$-	$-	$268	$268
Total	$-	$-	$268	$268

The fair value hierarchy of financial instruments, measured at fair value on a recurring basis on the consolidated balance sheets as of October 31, 2017 is as follows (in thousands):

	Fair Value Measurement as of October 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$-	$-	$4,256	$4,256
Derivative liability	-	-	9,246	9,246
Total	$-	$-	$13,502	$13,502

The following table sets forth the changes in the estimated fair value for our Level 3 classified contingent consideration (in thousands):

Contingent Consideration
Fair value – October 31, 2017	$-
IBEX acquisition – May 3, 2018	$278
Change in fair value	20
Earned and moved to accounts payable	(30)
Fair value - July 31, 2018	$268

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

	2017 Series F Preferred Stock - Warrant Liability	2017 Series F Preferred Stock - Embedded Derivative	Total Warrant and Derivative Liability
Fair value - October 31, 2017	$4,256	$9,246	$13,502
Change in fair value	(1,731)	(2,083)	(3,814)
Exchange / conversion to common shares	(2,525)	(7,163)	(9,688)
Fair value - July 31, 2018	$-	$-	$-

The carrying value of the long-term promissory note approximates fair value, due to the imputation of interest on the note to an estimated market rate of interest. The carrying amounts of accounts payable, accrued expenses, and accounts receivable approximate fair value as these accounts are largely current and short term in nature.

12. STOCK BASED COMPENSATION ARRANGEMENTS

In the three and nine months ended July 31, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock awards and stock options as follows (in thousands):

	For the Three Months Ended July 31,
	2018	2017
General and administrative expense:
Continuing operations	$8,718	$2,464
Discontinued operations	-	274
	8,718	2,738
Research and development expense:
Continuing operations	1,204	452
Total stock-based compensation expense	$9,922	$3,190

	For the Nine Months Ended July 31,
	2018	2017
General and administrative expense:
Continuing operations	$22,783	$10,057
Discontinued operations	-	1,118
	22,783	11,175
Research and development expense:
Continuing operations	4,891	639
Total stock-based compensation expense	$27,674	$11,814

A summary of the Company’s employee stock option activity in the nine months ended July 31, 2018 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2017	3,525,530	$6.34
Granted	1,768,000	$25.22
Exercised	(30,794)	$3.87
Forfeited	(34,167)	$18.90
Outstanding - July 31, 2018	5,228,569	$12.65
Options exercisable - July 31, 2018	3,028,208	$7.64
Weighted-average fair value of options granted during the period		$18.33

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s non-employee stock option activity in the nine months ended July 31, 2018 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2017	$293,000	$19.61
No activity	-	$-
Outstanding – July 31, 2018	293,000	$19.61
Options exercisable - July 31, 2018	136,542	$17.12

Stock options are generally granted to employees or non-employees at exercise prices equal to the fair market value of the Company’s common stock at the dates of grant. Stock options generally vest over one to three years and have a term of five to ten years. The total fair value of employee options granted during the nine months ended July 31, 2018 was approximately $32.4 million. The intrinsic value of options outstanding at July 31, 2018 was $60.1 million. The intrinsic value of options exercised during the nine months ended July 31, 2018 was $583,000. The weighted average remaining contractual term of outstanding and exercisable options at July 31, 2018 was 8.8 years and 8.5 years, respectively. As of July 31, 2018, there was approximately $19.6 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average vesting period of 0.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the nine months ended July 31, 2018:

Risk free annual interest rate	2.01%-3.04%
Expected volatility	80.86-85.62%
Expected life	5.00-6.01
Assumed dividends	None

Restricted stock and restricted stock units activity for employees and non-employees in the nine months ended July 31, 2018:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested - October 31, 2017	227,132	$7.83
Granted	308,387	$27.48
Vested	(187,488)	$11.53
Unvested – July 31, 2018	348,031	$23.25

The total fair value of restricted stock and restricted stock units granted during the nine months ended July 31, 2018 was approximately $8.5 million.

The fair value of restricted stock and restricted stock unit grants is measured based on the fair market value of the Company’s common stock on the date of grant and amortized over the vesting period of, generally, six months to three years. As of July 31, 2018, there was approximately $6.0 million of unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.0 year.

13. INCOME TAXES

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

In accordance with Staff Accounting Bulletin 118 (“SAB 118”), income tax effects of the Tax Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.

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

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. LOSS PER SHARE

Shares of common stock issuable under convertible preferred stock, warrants and options and shares subject to restricted stock grants were not included in the calculation of diluted earnings per common share for the three and nine months ended July 31, 2018 and 2017, as the effect of their inclusion would be anti-dilutive.

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

The table below provides total potential shares outstanding, including those that are anti-dilutive, on July 31, 2018 and 2017:

	July 31,
	2018	2017
Shares issuable upon conversion of preferred stock	-	9,020,287
Shares issuable upon exercise of stock options	5,521,569	2,918,806
Non-vested shares under restricted stock grants	348,031	294,363

15. COMMITMENTS AND CONTINGENCIES

Contingencies

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff, which are pending, so that defendants have not filed any responsive pleadings to the complaints. The Company believes the allegations in the Moreno Complaint and Lawi Complaint are without merit, and intends to defend the litigation, vigorously. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, Majesco Sub, and a number of other game publisher defendants. The complaint alleged that the Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The case was subsequently transferred to the Western District of Washington. On June 16, 2017, final judgment was entered in favor of the defendants finding that the accused products did not literally infringe the asserted patent and that plaintiff was barred from pursing infringement under the doctrine of equivalents due to prosecution history estoppel. The plaintiff appealed that decision to the Court of Appeals for the Federal Circuit. On April 9, 2018, the Court of Appeals for the Federal Circuit affirmed the judgment of the District Court for the Western District of Washington. On May 7, 2018, the plaintiff filed a petition for panel rehearing and rehearing en banc by the Court of Appeals. The petition for rehearing was denied on June 8, 2018. The plaintiff subsequently filed a petition for a writ of certiorari with the Supreme Court of the United States. That petition was placed on the docket September 4, 2018 as No. 18-276 and is currently pending. On June 23, 2017, as part of a purchase agreement, liabilities and claims relating to this litigation were assumed by Zift. The Company cannot be certain about the outcome of the appeal, or whether litigation regarding the assumption of liabilities by Zift may occur.

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company also leased space in Salt Lake City, Utah at a cost of approximately $24,000 per month under a lease agreement that expired on March 31, 2018. The Company will continue to lease space in Salt Lake City, Utah at a cost of approximately $12,400 per month under a lease agreement that expires on September 30, 2018. The Company will exit the property at the termination of the lease.

On December 27, 2017, the Company signed a five-year lease with one five-year option to renew on approximately 178,528 rentable square feet in Salt Lake City, Utah. The base rent for the first year of the lease is $1,178,285 and escalates at the rate of 3% per annum thereafter.

On July 11, 2018, the Company signed a two-year lease with one five-year option to renew on approximately 44,695 rentable square feet in Salt Lake City, Utah. The base rent, including building maintenance fees is $478,237 per annum. As of July 31, 2018, this lease had not commenced and is expected to commence during the fiscal quarter ending October 31, 2018.

Rent expense for the three months ended July 31, 2018 and 2017 was approximately $356,000 and $87,000, respectively. Rent expense for the nine months ended July 31, 2018 and 2017 was approximately $994,000 and $147,000, respectively.

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

16. DISCONTINUED OPERATIONS

The results of operations from the discontinued business for the three and nine months ended July 31, 2018 and 2017 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Revenues	$-	$143	$-	$558
Expenses	-	176	-	1,007
Gain (loss) from discontinued operations	$-	$(33)	$-	$(449)

Gain on sale of discontinued operations	$-	$100	$-	$100

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The cash flows from the discontinued business for the nine months ended July 31, 2018 and 2017 are as follows (in thousands):

	For the nine months ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from discontinued operations	$-	$(349)
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
Depreciation and amortization	-	11
Stock based compensation expense	-	1,118
Amortization of capitalized software development costs and license fees	-	50
Gain on sale of Majesco Sub		(100)
Changes in operating assets and liabilities:
Accounts receivable	-	113
Accounts payable and accrued expenses	-	(810)
Net cash provided by discontinued operating activities	$-	$33

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of Majesco Sub	$45	$10
Net cash provided by discontinued investing activities	$45	$10

17. SEGMENT REPORTING

The Company’s operations involve dissimilar products which are managed separately. Accordingly, it operates in two segments: 1) regenerative medicine and 2) veterinary sciences.

Certain information concerning our segments for the three and nine months ended July 31, 2018 and 2017 and as of July 31, 2018 and 2017 is presented in the following table (in thousands):

	Three Months Ended July 31,
	2018	2017
Revenues:
Reportable Segments:
Regenerative Medicine	$244	$—
Veterinary Sciences	172	—
Discontinued Operations	—	—
Total consolidated revenues	$416	$—

Net loss:
Reportable Segments:
Regenerative Medicine	$(17,157)	$(5,267)
Veterinary Sciences	(88)	—
Discontinued Operations	—	67
Total net loss	$(17,245)	$(5,200)

POLARITYTE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended July 31,
	2018	2017
Revenues:
Reportable Segments:
Regenerative Medicine	$260	$—
Veterinary Sciences	172	—
Discontinued Operations	—	—
Total consolidated revenues	$432	$—

Net loss:
Reportable Segments:
Regenerative Medicine	$(42,865)	$(120,872)
Veterinary Sciences	(88)	—
Discontinued Operations	—	(349)
Total net loss	$(42,953)	$(121,221)

	As of July 31, 2018	As of October 31, 2017
Identifiable assets employed:
Reportable Segments:
Regenerative Medicine	$93,577	$20,152
Veterinary Sciences	4,310	—
Discontinued Operations	—	—
Total assets	$97,887	$20,152

18. SUBSEQUENT EVENTS

Changes in Board of Directors and Officers

On August 7, 2018, Edward Swanson resigned from the position of director of the Company, and the Board of Directors of the Company (the “Board”) elected Rainer Erdtmann a director of the Company to fill the Class III director vacancy left by the resignation of Dr. Swanson. The Board determined that Mr. Erdtmann is “independent” pursuant to the definition of independence under Rule 5605(a)(2) of the Nasdaq Listing Rules. In consideration of Mr. Erdtmann’s agreement to join the Board the Company issued to Mr. Erdtmann an option to purchase 50,000 shares of the Company’s common stock exercisable over a term of 10 years and vests in 24 equal monthly installments commencing September 7, 2018, subject to continued service on the Board. The option was issued under the Company’s 2017 Equity Incentive Plan (the “Plan”), and the exercise price is $20.47 per share, which is fair value determined under the Plan. Mr. Erdtmann will also be entitled to participate in the annual compensation package the Company provides to its non-employee directors.

On August 7, 2018, pursuant to Article II, Section 1.B of the Company’s Bylaws the Board approved an increase in the number of persons comprising the Board from seven to eight by adding one new director position to Class II of the Board, and the Board elected David Seaburg a director of the Company to fill the vacancy in Class II of the Board. The Company entered into a consulting agreement with Mr. Seaburg pursuant to which he will provide investor relations and other services to the Company over a period of two years for a fee consisting of (a) quarter-annual cash payment of $10,000, (b) 60,000 restricted stock units issued under the Plan that vest in four equal installments every six months during the term of the agreement subject to continued service, and (c) an annual award under the Plan of options exercisable over a term of 10 years to purchase common stock with a value of $150,000 at the time of the award based on a Black-Scholes calculation.

John Stetson was an executive officer Company serving as the Chief Investment Officer. On September 7, 2018, the employment of John Stetson in any capacity with the Company, including as Chief Investment Officer, was terminated.

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

On March 2, 2018, the Company, along with its wholly owned subsidiary, Utah CRO Services, Inc., a Nevada corporation (“Acquisition Co.”), entered into agreements with Ibex Group, L.L.C., a Utah limited liability company, and Ibex Preclinical Research, Inc., a Utah corporation (collectively, the “Seller”) for the purchase of the assets and rights to the Seller’s preclinical research and veterinary sciences business and related real estate. The business consists of a “good laboratory practices” (GLP) compliant preclinical research facility, including vivarium, operating rooms, preparation rooms, storage facilities, and surgical and imaging equipment. The real property includes two parcels in Cache County, Utah, consisting of approximately 1.75 combined gross acres of land, together with the buildings, structures, fixtures, and personal property located on the real property.

The acquisition closed on May 3, 2018. The aggregate purchase price was $3.8 million, of which $2.3 million was paid at closing and the balance satisfied by a promissory note payable to the Seller with an initial fair value of $1.22 million and contingent consideration with an initial fair value of approximately $0.3 million.

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

Results of Operations

Three months ended July 31, 2018 versus three months ended July 31, 2017

Net Revenues. For the three-month period ended July 31, 2018, net revenues from product sales were $0.4 million, which represents approximately $0.2 million from the sale of the Company’s core product SkinTE and approximately $0.2 million from contract research operations in Veterinary Sciences.

Cost of Sales. For the three-month period ended July 31, 2018, cost of sales was approximately $0.2 million and approximately 55% of net revenues.

Research and Development Expenses. For the three-month period ended July 31, 2018, research and development expenses were approximately $2.3 million, mostly consisting of stock-based compensation of approximately $1.2 million, salaries of approximately $0.5 million and depreciation of approximately $0.3 million. For the three-month period ended July 31, 2017, research and development expenses were approximately $1.6 million and mostly consisted of salaries of approximately $0.5 million, stock-based compensation of approximately of $0.5 million, travel relates expenses of approximately $0.3 million and depreciation of approximately $0.1 million.

General and Administrative Expenses. For the three-month period ended July 31, 2018, general and administrative expenses were approximately $15.2 million compared to $3.6 million for the three months ended July 31, 2017. The increase is primarily due to an increase of approximately $6.3 million in stock-based compensation, $0.6 million in legal and accounting and $0.6 million in consulting expenses.

Other (Expenses) Income. For the three-month period ended July 31, 2018, other (expenses) income mainly included an interest income of approximately $0.1 million. For the three-month period ended July 31, 2017, other (expenses) income was insignificant.

Net Loss from continuing operations. Net loss from continuing operations for the three months ended July 31, 2018 was approximately $17.2 million, compared to a loss of approximately $5.3 million in the comparable period in 2017, primarily reflecting the increase in stock-based compensation and other product research and development and general and administrative expenses.

Nine months ended July 31, 2018 versus nine months ended July 31, 2017

Net Revenues. For the nine-month period ended July 31, 2018, net revenues from product sales were $0.4 million, which represents approximately $0.2 million from the sale of the Company’s core product SkinTE and approximately $0.2 million from contract research operations in Veterinary Sciences.

Cost of Sales. For the nine-month period ended July 31, 2018, cost of sales was approximately $0.2 million and approximately 53% of net revenues.

Research and Development Expenses. For the nine-month period ended July 31, 2018, research and development expenses were approximately $14.6 million. Research and development expenses mostly consist of stock-based compensation of approximately $4.9 million, salaries of approximately $4.1 million, medical studies of approximately $0.5 million, bonuses of approximately $0.5 million, medical samples of approximately $0.5 million, depreciation of approximately $0.9 million, rent of approximately $0.7 million, office expense of approximately $0.5 million, business meals and transportation of approximately $0.3 million, consulting of approximately $0.2 million and health insurance of approximately $0.2 million. For the nine-month period ended July 31, 2017, research and development expenses were approximately $3.4 million and mostly consist of salaries of approximately $1.3 million, stock-based compensation of approximately of $0.6 million, travel relates expenses of approximately $0.5 million and depreciation of approximately $0.3 million.

General and Administrative Expenses. For the nine-month period ended July 31, 2018, general and administrative expenses were approximately $32.1 million compared to $12.8 million for the nine months ended July 31, 2017. The increase is primarily due to an increase of $12.7 million in stock-based compensation, $1.1 million in legal and accounting and $1.0 million in consulting expenses.

Other (Expenses) Income. For the nine-month period ended July 31, 2018, other (expenses) income mainly included a change in fair value of derivatives of approximately a $3.8 million gain and a loss on extinguishment of warrant liability of approximately $0.5 million. For the nine-month period ended July 31, 2017, other (expenses) income was insignificant.

Net loss from continuing operations. Net loss from continuing operations for the nine months ended July 31, 2018 was approximately $43.0 million, compared to a loss of approximately $120.9 million in the comparable period in 2017, primarily reflecting the decrease of $104.7 million in research and development - intellectual property acquired expenses offset by the increase in stock-based compensation.

Liquidity and Capital Resources

As of July 31, 2018, our cash and cash equivalents balance was approximately $84.8 million and our working capital was approximately $81.5 million, compared to cash and cash equivalents of $17.7 million and working capital of $2.5 million at October 31, 2017.

As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $302.0 million at July 31, 2018, a net loss of approximately $43.0 million and approximately $17.0 million net cash used in continuing operating activities for the nine months ended July 31, 2018.

On April 12, 2018, we completed a public offering providing for the issuance and sale of 2,335,937 shares of our common stock, par value $0.001 per shares at an offering price of $16.00 per share, for net proceeds of $34.6 million, after deducting offering expenses payable by us.

On June 7, 2018, we completed an underwritten offering with Cantor Fitzgerald & Co., as underwriter, providing for the issuance and sale of 2,455,882 shares of our common stock, par value $0.001 per share, at an offering price of $23.65 per share, for net proceeds of approximately $58.0 million, after deducting offering expenses payable by us.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents will be adequate to satisfy our capital needs for at least the next 12 months from the date of filing. We anticipate needing substantial additional financing to continue clinical deployment and commercialization of our lead product SkinTE, development of our other product candidates, and scaling the manufacturing capacity for our products and product candidates, and prepare for commercial readiness. We will continue to pursue fundraising opportunities when available, however, such financing may not be available on terms favorable to us, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs. We plan to meet our capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales and future collaborations. Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives.

Our actual capital requirements will depend on many factors, including among other things: our ability to scale the manufacturing for and to commercialize successfully our lead product, SkinTE; the progress and success of clinical evaluation and acceptance of SkinTE; our ability to develop our other product candidates; and the costs and timing of obtaining any required regulatory registrations or approvals. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The foregoing factors, along with the other factors described in the section, Item 1A, “Risk Factors” in Part II of this Report on Form 10-Q as well as our risk factors set forth in our Annual Report on Form 10-K for the year ended October 31, 2017, will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed, and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operation.

As previously reported, we identified a material weakness in the effectiveness of our internal controls over financial reporting, a factor that could affect our liquidity and capital resources. At present, management believes that the recent improvement of the processes for granting equity awards to certain employees and service providers will ultimately correct the material weakness.

Common Stock

During the nine months ended July 31, 2018, certain employees exercised their options at a weighted-average exercise price of $3.87 in exchange for the Company’s common stock for an aggregated amount of 30,417 shares.

Off-Balance Sheet Arrangements

As of July 31, 2018, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents and working capital were approximately $84.8 million and $81.5 million, respectively, as of July 31, 2018 compared to cash and cash equivalents and working capital of approximately $17.7 million and $2.5 million at October 31, 2017, respectively.

Operating Cash Flows. Cash used in continuing operating activities in the nine months ended July 31, 2018 amounted to approximately $17.0 million compared to approximately $4.7 million for the 2017 period. The increase in net cash used in continuing operating activities mostly relates to the increases in both research and development and general and administrative expenses.

Cash used in discontinued operating activities in the nine months ended July 31, 2018 amounted to $0 compared to approximately $33,000 for the same period in 2017.

Investing Cash Flows. Cash used in continuing investing activities in the nine months ended July 31, 2018 amounted to approximately $8.7 million compared to $2.3 million for the 2017 period. For the nine months ended July 31, 2018, the activity relates to the acquisition of IBEX and the purchase of property and equipment. For the nine months ended July 31, 2017, the activity only relates to the purchase of property and equipment.

Financing Cash Flows. Net cash provided by financing activities for the nine months ended July 31, 2018 amounted to approximately $92.8 million compared to approximately $3.4 million for the 2017 period. The $92.7 million in net proceeds from the sale of common stock in the nine months ended July 31, 2018, accounts for the majority of that period’s financing activity and accounts for the majority of the increase in net cash proved by financing activities as compared to the comparable prior year period.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures and the material weaknesses identified above that have not yet been remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective at a reasonable assurance level at July 31, 2018.

Changes in Internal Control Over Financial Reporting

At the end of April 2018, we obtained from a third-party accounting advisory firm assistance in developing more effective processes and controls in recording and classifying expenditures, and reviewing and making appropriate period-end adjustments. In addition, we implemented a phased approach of a company-wide enterprise resource planning system during the quarter ended July 31, 2018, to further enhance our internal control environment. To effectuate these systems we added three additional people to our accounting staff beginning in April 2018.We continue to monitor the impact of this implementation on our processes as well as the impact to the internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff, which are pending, so that defendants have not filed any responsive pleadings to the complaints. The Company believes the allegations in the Moreno Complaint and Lawi Complaint are without merit, and intends to defend the litigation, vigorously. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

On February 26, 2015, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas by Richard Baker, an individual residing in Australia, against Microsoft, Nintendo, Majesco Sub, and a number of other game publisher defendants. The complaint alleged that the Zumba Fitness Kinect game infringed plaintiff’s patents in motion tracking technology. The plaintiff is representing himself pro se in the litigation and is seeking monetary damages in the amount of $1.3 million. The case was subsequently transferred to the Western District of Washington. On June 16, 2017, final judgment was entered in favor of the defendants finding that the accused products did not literally infringe the asserted patent and that plaintiff was barred from pursing infringement under the doctrine of equivalents due to prosecution history estoppel. The plaintiff appealed that decision to the Court of Appeals for the Federal Circuit. On April 9, 2018, the Court of Appeals for the Federal Circuit affirmed the judgment of the District Court for the Western District of Washington. On May 7, 2018, the plaintiff filed a petition for panel rehearing and rehearing en banc by the Court of Appeals. The petition for rehearing was denied on June 8, 2018. The plaintiff subsequently filed a petition for a writ of certiorari with the Supreme Court of the United States. That petition was placed on the docket September 4, 2018 as No. 18-276 and is currently pending. On June 23, 2017, as part of a purchase agreement, liabilities and claims relating to this litigation were assumed by Zift. The Company cannot be certain about the outcome of the appeal, or whether litigation regarding the assumption of liabilities by Zift may occur.

The Company at times may be a party to claims and suits in the ordinary course of business. We record a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. The Company has not recorded a liability with respect to the matters above. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome, it is possible that the resolution of either or both matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Item 1A. Risk Factors

The following updates certain risk factors set forth in our Annual Report on Form 10-K, for the year ended October 31, 2017, as amended and restated in our Quarterly Reports on Form 10-Q for the period ended January 31, 2018, filed with the Securities and Exchange Commission (SEC) on March 19, 2018, and for the period ended April 30, 2018, filed with the SEC on June 14, 2018, and should be read in conjunction with the risk factors presented in those reports under the caption “Risk Factors.”

We have a history of operating losses and may never achieve or sustain profitability.

We have to date incurred, and may continue to incur, significant operating losses over the next several years. We have incurred significant net losses in each year since our inceptions, and have a net loss of $130.8 million for the year ended October 31, 2017, and $43.0 million for the nine months ended July 31, 2018. Our ability to achieve profitable operations in the future will depend in large part upon the successful development and commercialization of our product candidates and technologies. Factors impacting our ability to successfully develop and commercialize our product candidates include:

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

If we are not able to integrate acquisitions successfully, our operating results and prospects could be harmed.

In May 2018, we acquired from the Ibex Group, L.L.C., and Ibex Preclinical Research, Inc., certain assets and rights to their preclinical research and veterinary sciences business and related real estate. We will continue to look for opportunities to acquire technologies or operations that we believe will contribute to our growth and development. The success of our present and future acquisitions will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions we pursue would involve numerous risks, including the following:

●	difficulties in integrating and managing the operations and technologies of the businesses we acquire;
●	diversion of our management’s attention from normal daily operations of our business;
●	our inability to maintain the customers, the key employees, the key business relationships and the reputations of the businesses we acquire;
●	our inability to generate sufficient revenue from acquisitions to offset our increased expenses associated with acquisitions;
●	our responsibility for the liabilities of the businesses we acquire, including, without limitation, liabilities arising out of their failure to maintain effective data security, data integrity, disaster recovery and privacy controls prior to the acquisition, or their infringement or alleged infringement of third party intellectual property, contract or data access rights prior to the acquisition;
●	difficulties in complying with new markets or regulatory standards to which we were not previously subject;
●	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire; and
●	adverse effects of acquisition activity on the key performance indicators we use to monitor our performance as a business.

Unanticipated events and circumstances may occur in future periods which may affect the realizability of our intangibles assets recognized through acquisitions. The events and circumstances that we consider include significant under-performance relative to projected future operating results and significant changes in our overall business and/or product strategies. These events and circumstances may cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets with indefinite lives, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results.

We identified certain material weaknesses in our internal control over financial reporting that were reported in our quarterly report on Form 10-Q for the quarter ended January 31, 2018. Specifically, due to a lack of processes in place to address personnel changes, controls over our process of accounting for stock-based compensation failed to ensure the completeness of stock options and restricted stock grants in our calculation of stock-based compensation expense. In addition, due to a lack of adequate review and reconciliation control procedures, our internal control over financial reporting failed to prevent adjustments to our financial statements in the quarter ended January 31, 2018, with respect to certain costs not material in amount that we expensed, which should have been capitalized and classified as fixed assets. We have taken steps to remediate these material weaknesses and we expect them to be remediated during fiscal year 2018. At the end of April 2018, we obtained from a third-party accounting advisory firm assistance in developing more effective processes and controls in recording and classifying expenditures, and reviewing and making appropriate period-end adjustments. In addition, we implemented a phased approach of a company-wide enterprise resource planning system during the quarter ended July 31, 2018, and added three additional people to our accounting staff to further enhance our internal control environment. Nevertheless, by the end of the current fiscal year these changes may not be in operation long enough for us to adequately test and evaluate whether the processes and controls we have added are effective period over period. If our remedial measures prove to be insufficient to address the material weakness, or if we otherwise fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud, any of which could adversely affect our business and operating results, investor confidence in our reported financial information, and the trading price of our common stock.

As of October 31, 2018, we will be an “accelerated filer” and are therefore subject to the auditor attestation requirement in the assessment of our internal control over financial reporting.

Because the worldwide market value of our common stock held by non-affiliates exceeded $75 million (but was less than $700 million), as of the last business day of our fiscal quarter ended April 30, 2018, we are an “accelerated filer” as defined by SEC rule as of October 31, 2018. Therefore, we are now subject to the requirement that we include in our annual report on Form 10-K for the fiscal year ending October 31, 2018, the auditor’s attestation report on its assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We identified certain material weaknesses in our internal control over financial reporting that were reported in our quarterly report on Form 10-Q for the quarter ended January 31, 2018, and are described in the preceding risk factor. If we do not have a sufficient history for us and our independent registered public accounting firm to test and evaluate our new processes and controls, we may be unable to obtain an unqualified attestation report from our independent registered public accounting firm required under Section 404 of the Sarbanes-Oxley Act. If our independent registered public accounting firm is not able to render an unqualified attestation, it could result in lost investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that our status as an accelerated filer and compliance with these increased requirements will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which may further increase our legal and financial compliance costs.

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

On June 7, 2018, the Company completed an underwritten offering with Cantor Fitzgerald & Co., as underwriter, providing for the issuance and sale of 2,455,882 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $23.65 per share, for net proceeds of approximately $58.0 million, after deducting offering expenses payable by the Company. As a result, as of July 31, 2018, we had $84.8 million in cash. We anticipate that our principal sources of liquidity will be sufficient to fund our activities through for at least the next 12 months from the date of filing.

Nevertheless, we anticipate we will need additional cash in order to have sufficient cash to fund our operations in future periods, and we will need to continue to raise additional equity or debt capital and we cannot provide any assurance that we will be successful in doing so.

We may not be able to raise the required capital to conduct our operations and develop and commercialize our product candidates.

We incurred net losses of $130.8 million in fiscal 2017, and additional net losses of $43.0 for the nine months ended July 31, 2018. We will require substantial additional capital resources in order to complete our product development programs, complete clinical trials, and market and commercialize our product candidates. In order to grow and expand our business, and to introduce our new product candidates into the marketplace, we will need to raise a significant amount of additional funds. We will also need significant additional funds or a collaborative partner, or both, to finance the research and development activities. Accordingly, we are continuing to pursue additional sources of financing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended July 31, 2018, we issued to eight employees options to purchase 125,500 shares of common stock at a weighted-average exercise price of $20.60 per share. We also issued to one of those employees a restricted share award for 10,000 shares of common stock with a fair market value on the date of grant equal to $22.53. The options and restricted share award were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Our trading symbol on the Nasdaq Stock Market is scheduled to change from “COOL” to “PTE” on September 17, 2018.

Item 6. Exhibits

Except as otherwise noted, the following exhibits are included in this filing:

2.1	Asset Purchase Agreement dated March 2, 2018 (1)
2.2	Purchase and Sale Agreement dated March 2, 2018 (1)
2.3	First Amendment to Asset Purchase Agreement dated April 9, 2018 (1)
2.4	First Amendment to Purchase and Sale Agreement dated April 9, 2018 (1)
10.1	Executive Employment Agreement with Paul Mann dated May 12, 2018, with addendum dated June 3, 2018, and confirmation dated June 20, 2018
10.2	Stock Option Agreement with Paul Mann dated June 20, 2018
10.3	Restricted Stock Unit Agreement with Paul Mann dated June 20, 2018
10.4	Restricted Stock Unit Agreement with Peter A. Cohen dated June 29, 2018
10.5	Restricted Stock Unit Agreement with Willie C. Bogan dated July 3, 2018
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

(1) These documents were filed as exhibits to the current report on Form 8-K filed by the Company with the SEC on May 8, 2018, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

/s/ Denver Lough
Denver Lough
Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2018

/s/ Paul Mann
Paul Mann
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	September 14, 2018

