Form 10-KT
period 2018-12-31
POLARITYTE, INC.
filed 2019-03-18
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended _______________

OR

[X]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from November 1, 2018 to December 31, 2018

Commission File No. 000-51128

POLARITYTE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Wright Brothers Drive

Salt Lake City, Utah 84116

(Address of principal executive office)

Registrant’s telephone number, including area code (800) 560-3983

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2018, was $319 million.

The outstanding number of shares of common stock as of March 7, 2019, was 21,688,858.

Documents incorporated by reference: None.

EXPLANATORY NOTE

On January 11, 2019, the Board of Directors of PolarityTE, Inc., approved a change in the fiscal year-end of the Company to December 31. Pursuant to that action this Transition Report on Form 10-K for the two-month transition period ended December 31, 2018, is being filed so that the Company will file periodic reports with the Securities and Exchange Commission on a calendar fiscal year-end basis in 2019.

As used in this transition report, the terms “we”, “us”, “our”, “the Company”, and “PolarityTE” mean PolarityTE, Inc., a Delaware corporation, and our wholly owned Nevada subsidiaries (direct and indirect), PolarityTE, Inc., PolarityTE MD, Inc., PolarityTE RD, Inc., Utah CRO Services, Inc., IBEX Preclinical Research, Inc., and IBEX Property LLC., unless otherwise indicated or required by the context.

POLARITYTE, the PolarityTE Logo, POLARITYRD, POLARITYIS, POLARITYRX, WELCOME TO THE SHIFT, WHERE SELF REGENERATES SELF, COMPLEX SIMPLICITY, IBEX, SKINTE, OSTEOTE, CARTTE, ADIPOTE, MYOTE, NEURALTE, ANGIOTE, LIVERTE, UROTE, and BOWELTE are all trademarks or registered trademarks of PolarityTE. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

Forward-looking Statements

This Transition Report on Form 10-K contains forward-looking statements. Risks and uncertainties are inherent in forward-looking statements. Furthermore, such statements may be based on assumptions that fail to materialize or prove incorrect. Consequently, our business development, operations, and results could differ materially from those expressed in forward-looking statements made in this Transition Report. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Transition Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

This Transition Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

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

Vision

We aspire to be a global biotechnology company that delivers superior, tangible, and pragmatic platform technologies that provide superior results to patients, while reducing costs and promoting improved health economics for patients, providers, and payors. We accomplish this mission through our pursuit of complex simplicity, which embodies the development of robust cell/tissue-derived therapies that can be efficiently produced and deployed. PolarityTE is committed to delivering transformative technology that positively impacts humanity.

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

SkinTE, our first tissue product, was registered with the United States Food and Drug Administration (FDA) in August 2017, and is now commercially available for the repair, reconstruction, replacement, and regeneration of skin in patients who have a need for treatment of acute or chronic wounds, burns, surgical reconstruction events, scar revision, or removal of dysfunctional skin grafts. We are pursuing a regional plan for commercial rollout that began in late October 2018, and we now have 22 sales representatives in the field marketing SkinTE.

OsteoTE is designed to utilize the patient’s bone to repair, reconstruct, replace, supplement, or regenerate bone damage or defects. We registered OsteoTE with the FDA in December 2018. We are preparing for the first application of the product in a clinical setting, which we are endeavoring to achieve in the first half of 2019.

Human cells, tissues and cellular and tissue-based products (“HCT/Ps”) are governed by specific FDA regulations that provide for a registration pathway different than the pathway for traditional drug candidates. SkinTE and OsteoTE are both registered as HCT/Ps under Section 361 of the Public Health Service Act.

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

Because of the limits of STSG and FTSG and the type of procedures required for such harvests, the industry has continued to investigate skin substitutes and skin alternatives that can be used in place of native cutaneous substrate. Among these alternatives or options are a culture form of manipulated autograft, allograft, xenograft, and alloplast. None of these substitutes have been able to replicate the appearance of native skin or regenerate full-thickness skin or the cutaneous appendages (hair follicle, sweat gland, sebaceous glands, etc.), which are necessary for the development of full-thickness, functionally polarized, hierarchically organized skin.

The forgoing skin example shows that the traditional approach to regenerative medicine that competitors employ is anchored within tissue engineering algorithms that - while cost-effective because of mass production and scalability - are incongruent with living cells, dynamic tissues, and reactive systems, and, therefore, fail to produce outcomes that effectively heal and alleviate suffering.

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

Our core “TE” platform and self-complexing intelligent regenerative materials technologies are based on our ability to create MPFUs, which contain polarizing multi-cellular aggregates capable of expanding, proliferating, and synthesizing those cells, materials, factors or systems we believe are necessary for integrative full-thickness three-dimensional tissue regeneration, not simply two-dimensional cell sheets. Instead of starting with artificial materials, synthetic factors, or altered cell suspensions, our platform begins with the patient’s own (autologous) tissue and those components, appendages and substrates we believe are necessary for the development of an expandable and self-propagating complete system. The key attributes of our platform technology include the following:

●	Patient-Generated Cell Source: The human body often identifies and rejects foreign cells, creating the potential for tissue rejection, additional surgery, and foreign or allogeneic body reactions like residual scarring. We address this by using healthy autologous tissue taken from the patient to regenerate cells and tissues that the body identifies as “self” rather than foreign. Our goal is to allow a recipient to receive our product and generate new tissue without triggering an allogeneic, or foreign tissue, rejection.

●	Stem Cell Niche Utilization for Self-Propagating and Self-Organizing Functional Tissues: We utilize techniques for capturing the “stem cell niche,” the microenvironment within a tissue that interacts with stem cells to signal cell growth, development, renewal, and differentiation. While the stem cell niche historically has often been left behind by the commonly used split-thickness autograft methodology, we believe that it is necessary for the regeneration of functional tissue. Without the stem cell niche, we believe new tissue will form a scar and lose the functionality of the original tissue from which it was regenerated. By including the stem cell niche within the autologous tissue that is harvested, we believe the natural function of the small piece of tissue is preserved as it regenerates into a larger piece that can fill the patient’s targeted tissue. This is designed to minimize painful scarring, lesions, and other growth anomalies that often accompany autologous regeneration without the stem cell niche. This design approach also allows regeneration of the tissue’s normal layers and appendages and provides full-tissue coverage without relying on secondary surgery or in-growth of the surrounding tissue. We believe inclusion of the stem cell niche allows us to regenerate tissue with its naturally complex layers intact.

●	Polarity Maintenance and Enhancement to Harness Stem Cell Niche Regeneration: A cell’s polarity refers to its interactive communication with neighboring cells, including the direction in which a cell should grow. This enables cells and tissues to carry out specialized functions. Our platform carefully maintains and enhances the polarity of the stem cell niche to harness its regenerative capacity by mirroring the way tissue develops in the human body. By maintaining and enhancing the polarity of regenerating tissue, our platform is designed to preserve the natural cell and three-dimensional tissue structure, and thereby the functionality of regenerated tissues and appendages.

●	The Person as the Bioreactor: Instead of using a manufactured or engineered environment to support the regenerative process, our platform uses the human body as a bioreactor by applying our product to the patient and allowing regeneration to occur there. We believe this allows the patient’s own body to provide the ideal nutrients and extracellular environment for controlled healing of the regenerative tissue. This approach also reduces turnaround time for delivering product to the patient, as our manufacturing process does not involve growing cells in an industrial, synthetic bioreactor. In addition, utilization of the patient as the bioreactor during cellular tissue propagation further reduces relative costs, which are passed onto patients, providers, and payor systems.

●	Reducing Barriers - Arming More Healthcare Providers with Tangible and Pragmatic Technologies: We believe that novel technologies must thrive in the trenches of medicine and be easily utilized by a full spectrum of providers to truly deliver value and make an impact in patients’ lives. We recognize that a technology that is limited by who can administer it or setting of care where it can be used creates barriers and limits access to those who need it. Our goal is to design and develop therapies, technologies and products that overcome these limits by delivering new standards of care, which are easily utilized by ALL providers, across ALL settings of care.

Our Competitive Strengths

We believe that our key competitive strengths include the following:

Pursuing the Development of a Complete System that Rivals the Clinical Standard of Care: We believe that we have designed and developed a technology platform that may displace the current clinical standard of care in complex tissue regeneration, reconstruction or replacement efforts. Currently, the clinical standard of care for the reconstruction of complex tissue voids relies on autologous tissue transplantation. For example, critical defects of the skin, bone, cartilage and other tissues are most appropriately treated through the autologous graft or flap coverage. While these efforts remain the clinical standard of care in most settings, such processes result simply in the transplantation of tissue from one area of the body to another region. Such movement of autologous tissue materials often provides “coverage” but does not result in significant expansion of the cellular entities or tissue substrates. After the limited ability to expand beyond 1:1 – 1:4 ratios, donor site size and morbidity must be taken into consideration when harvesting autologous tissues. Understanding these limitations that exist within the clinical standard of care, we have sought to design and develop an autologous tissue that requires a relatively small tissue contribution from the donor harvest site that can be significantly expanded on the donor’s treatment site.

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

During the calendar year 2018, we established the product logistics, interactions with hospitals, and our clinical operations and market access teams, so that we can handle all aspects of manufacturing and commercializing an autologous skin product. We have no reported adverse reactions from any of the applications of SkinTE. We hired our first sales force and have been building out our first regional release since October 2018. The full national release of SkinTE is planned for 2019.

SkinTE is registered as a 361 HCT/P with the FDA pursuant to Section 361 of the Public Health Service Act and 21 CFR 1271. An HCT/P is defined as an article containing or consisting of human cells or tissues that are intended for implantation, transplantation, infusion, or transfer into a human recipient. Products that qualify as 361 HCT/Ps are not subject to the FDA’s pre-market clearance or approval requirements, but rather can be immediately listed for commercial use with the FDA and are then subject to post-market regulatory requirements such as compliance with current good tissue practices (cGTP), adverse event and deviation reporting, and post-market inspections by the FDA. For more information on the 361 HCT/P regulatory pathway, please see the discussion below under “Government Regulation” and “Risk Factors – Risks Related to Registration or Regulatory Approval of Our Product Candidates and Other Government Regulations.”

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

Selling SkinTE

In 2018, we completed the first two stages of our SkinTE commercial roll-out strategy. The first was the limited market release phase, which focused on generating trial/ utilization with the goal of securing real-world clinical data and experience to prepare the organization and product for a broader commercial release. The second stage was the regional market release that began in late October 2018 with the additional build out of our commercial organization to establish SkinTE with major burn and trauma centers across the United States. Each hospital targeted requires an assessment by their Value Analysis Committee (VAC) prior to commencing commercial SkinTE deployment. This is a formal process and our experience to date shows the process was completed with a few organizations relatively quickly, in several months, with a few organizations in a much longer period, over nine months, and most organizations falling between those two extremes. After VAC approval, terms of the SkinTE purchase agreement are finalized and patient identification and treatment initiates, which can take several months.

Once purchase agreements are in place, our sales team and clinical operations staff maintain close contact with the facility to support the initial therapeutic applications of SkinTE. Due to the transformational nature of the product, this relationship helps to ensure the facility’s ability to effectively incorporate SkinTE into their existing burn or wound management protocols.

The regional market release began in late October 2018, and we have not found a predictable pattern for the length of the sales process from VAC submission to first paid deployment of SkinTE. We have observed that the sales process is affected by several factors, including the incidence and nature of burn and wound care cases at target accounts and the receptiveness of the health care providers to adopt a new therapeutic approach.

We have observed with a number of organizations there is a delay between the first and follow-on deployments of SkinTE. We suspect one reason for this may be that the physician waits to evaluate the clinical outcome of the first application before considering a second application. To help decrease the time between the first and second deployment, we are actively pursuing multiple randomized controlled clinical trials to further illustrate SkinTE clinical outcomes and overall value proposition. Furthermore, as SkinTE gains in utilization and acceptance by health care providers, we believe the lead time to first sale may decrease as information on SkinTE and clinical results are more broadly disseminated in the medical community.

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

For the unaudited quarters ended March 31, June 30, September 30, and December 31, 2018, our revenue from the sale of SkinTE was $0.003 million, $0.189 million, $0.197 million, and $0.498 million, respectively. Revenue for the two-month period ended December 31, 2018 was $0.673 million.

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

Hospital Outpatient Department (HOPD) and Ambulatory Surgical Center (ASC) Setting. Like the inpatient setting, bundled Ambulatory Classification Payment (APC) facility payments are received under the Medicare Outpatient Prospective Payment System (OPPS) for services and supplies utilized during episodes of care within Hospital Outpatient Departments (HOPDs) and Ambulatory Surgical Centers (ASCs). In these settings, bundled APC facility payments are dictated by the procedures performed and billed for through the appropriate CPT codes. SkinTE has been used in these settings and covered with the associated bundled APC facility payments and physician services have been paid for outside of the APC payment utilizing CPT codes to bill for the associated procedures. In addition, we are working towards applying for pass-through status, which would allow SkinTE to be billed for outside of the bundled APC facility payment.

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

Clinical Studies

We initiated a head-to-head trial comparing SkinTE to the split-thickness skin graft, the clinical standard of care, in the first quarter of 2018. Enrollment is in progress and we expect it will be completed in 2019. In parallel with this clinical trial, we have been accumulating clinical results on non-trial patients from our market release for application of SkinTE for various indications, including acute burn, burn reconstruction, surgical reconstruction, scar revision, and chronic wounds, such as diabetic foot ulcers and venous stasis ulcers. Some of these cases have been presented independently by, or in collaboration with, providers at national conferences including the 2018 American Professional Wound Care Association Conference, the 2018 Diabetic Foot Global Conference; 2018 American Society of Plastic Surgery - The Meeting; 2018 Symposium on Advanced Wound Care; and, the 2018 Innovations in Wound Healing. We believe peer-reviewed publication of these results will occur in 2019. Following very encouraging pilot results, we prepared and submitted two separate randomized controlled trials in diabetic foot ulcers and venous stasis ulcers, which constitute the most common causes of chronic lower extremity wounds that affect over a million Americans. These trials will each treat over 100 patients each, compare SkinTE to the standard of care, and evaluate the efficacy and cost benefit of a single application of SkinTE providing important reimbursement information for the Centers for Medicare & Medicaid Services and outpatient applications. We have institutional review board approval for each study, listing of each on clinicaltrials.gov is pending, and we expect the first enrollments shortly after listing. These will be multi-center trials that will enroll throughout 2019.

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

Comparative Imaging of OsteoTE in Critical Sized Cranial Defect Model System. (a.) Three-dimensional (3-D) micro computed tomography (micro-CT) native cranial bone displaying pre-defect left parietal and right parietal bones of in vivo model system at timepoint TPDN. (b.) Gross image of surgically-created, complete, bi-parietal critical sized defects of both the left and right parietal bones within the in vivo model system at timepoint T0. (c.) 3-D micro-CT of surgically-created, complete (full-thickness), bi-parietal critical sized defects of both the left and right parietal bones within the in vivo model system. ① Indicates the right parietal bone region with 8 mm diameter defect at timepoint T0 which was un-treated and maintained as the defect control throughout study. ② Indicates the left parietal bone region with 8 mm defect which was treated with OsteoTE and maintained as the defect-treated control throughout the study. (d.) 3-D micro-CT of surgically-created, complete, bi-parietal critical sized defects of both the left and right parietal bones within the in vivo model system at 4 weeks post-procedure and intervention (timepoint TPPI-4WK). Indicates the un-treated right parietal bone region (defect control) at 4 weeks. Indicates the treated left parietal bone region (OsteoTE) at 4 weeks. (e.) Depicts the relative margins of the primary bi-parietal defects (dotted circles) at time point T0; ROI (broken line box) indicates zoomed comparison of 4 weeks post-treatment defects of 3-D micro-CT and correlative 3-D thermal spectrum colored surface plot indicating relative surface depth and volumetric contour. Abbreviations: Pre-defect Native Timepoint (TPDN): timepoint at which native skull was imaged prior to creation of defect; Defect Native Timepoint (T0): timepoint at which complete (full-thickness) 8 mm critically sized defects were created in parietal skull regions; Post-procedure and intervention at 4 weeks timepoint (TPPI-4WK): timepoint at which 4 weeks have passed since the defects were created +/- treated with intervention.

Based on our internal analysis of the Truven Health Analytics Market Scan Research Database, there were approximately 1.9 million addressable orthopedic cases in the United States, including patients suffering from pathology of the femur, radius, ulna, tibia, fibula, or humerus. We believe OsteoTE can be deployed in numerous indications in the craniomaxillofacial, foot and ankle, hand and wrist, hip and pelvis, spine, long bone and dental markets. Each of these markets presents a potential multi-billion-dollar market opportunity for OsteoTE. According to a report issued by the research firm MarketsandMarkets, the global spinal fusion and implant market is expected to reach $17.3 billion by 2021, the global craniomaxillofacial implants market is expected to reach $2.5 billion by 2021, and the dental market is expected to reach $35.4 billion by 2021. We registered OsteoTE with the FDA as a 361 HCT/P tissue-based product in December 2018, and our goal is to commercialize OsteoTE through a phased release starting in early 2019.

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

Additional Core TE Product Candidates

In addition, we intend to continue developing:

●	AdipoTE to optimize the delivery of autologous fat beyond the capabilities of current fat transfer techniques utilized in procedures on, among others, the breast, buttocks, and face. In 2016, according to the American Society for Aesthetic Plastic Surgery, approximately 100,000 fat transfer procedures were performed when combining the breast, buttocks, and face, including a 41% increase in fat transfers to the breast (American Society for Aesthetic Plastic Surgery).
●	AngioTE to address vascular regeneration including microscopic capillary networks all the way up to great vessel replacement. Approximately 400,000 coronary bypass grafts are performed per year in the US according to the CDC. In addition, 650,000 patients per year in the US and 2 million patients per year worldwide are affected by end stage renal disease, who may benefit from placement of hemodialysis access, including arteriovenous fistula creation.
●	NeuralTE for peripheral nerve injuries of the extremities, as well as for patients with neuromas or chronic compression due to joint replacements, migraines, craniofacial injuries, carpal tunnel syndrome, and those who have undergone hernia or abdominal-based procedures;
●	UroTE targeting the delivery of autologous urogenital epithelium and submucosa across a spectrum of diseases and processes, including urethral strictures, urethral creation, bladder reconstruction, and ureter reconstruction;
●	LiverTE to address numerous causes of liver failure, including NASH, fibrosis/cirrhosis, surgical resection of the liver. According to the CDC, 1.6% of US adults are diagnosed with liver disease, which fails to recognize the portion that are at risk of liver disease, or those with distant metastases within their liver that may undergo resection of a significant portion of the organ.
●	BowelTE to deliver an optimized autologous construct to aid in the regeneration of bowel tissue. According to the CDC, approximately 10 million outpatient procedures and 6 million inpatient procedures were performed on the digestive system in 2010. Anyone undergoing surgical repair or anastomosis of the bowel could potentially benefit from a product delivering bowel regeneration.

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

Suppliers

As part of our strategy of ensuring timely delivery of our products, we have avoided relying on any third-party supplier as a sole source vendor for any element of our production process. In the past year, we have signed agreements with primary suppliers to reduce costs, ensure faster fulfillment, and increase our bulk purchasing capability. We have identified alternate suppliers and, where appropriate, supply alternatives for any sourcing challenges.

Intellectual Property

As we advance our platform technology, our RTA, and our RTDs, we seek to apply a multilayered approach for protecting intellectual property relating to our innovation – with patents (utility and design), copyrights, trademarks, as well as know-how and trade secret protection.

We do not currently own any granted patents, but have a number of patent applications pending in the U.S. and around the world. We have four pending U.S. non-provisional utility patent applications relating to MPFUs – U.S. Serial Nos. 14/954,335; 15/650,656; 15/650,659; and 16/165,169. Each of these applications claims priority to a U.S. provisional application filed on December 2, 2014. We have one Patent Cooperation Treaty (PCT) International Patent Application (PCT International Publication No. WO 2016/089825) and national phase applications have been entered in OAIP, ARIPO, Australia, Brazil, Canada, China, Colombia, Costa Rica, Eurasia, Europe, Great Britain, Hong Kong, Israel, India, Indonesia, Japan, South Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa, Thailand, United Arab Emirates, Ukraine, Vietnam. These applications, as well as our pending non-public applications (which will only be identified after publication), are proceeding along the normal timeline of patent office examination in each respective country. The receipt of office actions from patent offices is part of the examination process, as is our response to such office actions. To date, no patent application has been abandoned or lapsed. Nor has any application been rejected in a manner that forecloses the possibility of receiving a granted patent from that same application. All our patent applications are currently alive and actively being pursued. We cannot predict when or where the first set of patent claims might be granted, nor can we speculate on the scope of claims in such a future patent.

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

RTD and ARC

We believe our TE platform technology is a revolutionary approach to regenerative medicine in and of itself, but we also find that it suggests new areas of inquiry and potential innovation. To this end, we have active research we are pursuing through our Related Technology Derivatives (RTD) and Advanced Research Center (ARC) programs. RTDs can be designed to augment the application and regenerative outcomes of our pipeline products or be used as stand-alone products. ARC programs focus on the improvement of RTDs as well as augmentation of our pipeline products. We are excited about the recent advancements in the field of gene therapy and are interested in the possibility of genetically altering our products, including SkinTE, to better treat and possibly cure rare diseases, such as Epidermolysis Bullosa, a genetic condition that causes the skin to be very fragile and to blister easily.

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

We believe that SkinTE and OsteoTE qualify as 361 HCT/P tissue based products, and believe that our core “TE” products in development (e.g., CartTE) will qualify as 361 HCT/Ps. Other products we are developing are being evaluated with respect to regulatory classification, and we will prepare for any pathway of manufacturing or regulation that is required.

All establishments that manufacture 361 HCT/Ps must register and list their HCT/Ps with the FDA’s Center for Biologics Evaluation and Research (“CBER”) within five days after commencing operations. In addition, establishments are required to update their registration annually in December or within 30 days of certain changes, and submit changes in HCT/P listing at the time of or within six months of such change. Establishments that manufacture 361 HCT/Ps will know that they are registered in compliance with 21 C.F.R. § 1271.10(a) when they receive a validated form with the registration number (“FEI#”) after submitting the Form FDA 3356 (registration form). Current Good Tissue Practice (“cGTP”) requirements govern, as may be applicable, the facilities, controls, and methods used in the manufacture of HCT/Ps, including without limitation, recovery, donor screening, donor testing, processing, storage, labeling, packaging, and distribution of 361 HCT/Ps. FDA inspection and enforcement with respect to establishments described in 21 C.F.R. § 1271 includes inspections conducted, as deemed necessary, to determine compliance with the applicable provisions and may include, but is not limited to, an assessment of the establishment’s facilities, equipment, finished and unfinished materials, containers, processes, HCT/Ps, procedures, labeling, records, files, papers, and controls required to be maintained under 21 C.F.R. § 1271. Such inspections can occur at any time with or without written notice at such frequency as is determined by the FDA in its sole discretion. Our Salt Lake City manufacturing site was inspected in July 2018 and we received certain inspectional observations on Form FDA 483 following that inspection. We responded to those observations and engaged in a productive dialog with the FDA. Following our responses, in or around February 2019, FDA classified the July 2018 inspection of our Salt Lake City Manufacturing site as “Voluntary Action Initiated,” or “VAI.” A VAI classification indicates that, although FDA found and documented objectionable conditions during its inspection, FDA will not take or recommend regulatory or enforcement action with respect to such inspectional observations at this time.

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

Employees

We had approximately 156 full-time employees as of December 31, 2018, all of whom are in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

HIPPA - the Health Insurance Portability and Accountability Act.

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

Scaffold – a three-dimensional material that has been engineered to cause desirable cellular interactions to contribute to the formation of new functional tissues.

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

We have incurred significant operating losses, and may continue to incur significant operating losses over the next several years. We incurred a net loss of $18.4 million for the two-month period ended December 31, 2018, and $65.4 million for the year ended October 31, 2018. Our ability to achieve profitable operations in the future will depend in large part upon the successful development and commercialization of our product candidates and technologies. Factors impacting our ability to successfully develop and commercialize our product candidates include:

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

The market may not understand or accept our product candidates. Our product candidates represent new treatments or therapies and compete with a number of more conventional products and therapies manufactured and marketed by others. The new nature of our product candidates creates significant challenges regarding product development and optimization, manufacturing, government regulation, and third-party reimbursement. As a result, the development pathway for our product candidates and the commercialization of our potential products may be subject to increased scrutiny, as compared to the pathways for more conventional products.

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

As a result, there is significant uncertainty surrounding whether the use of products that incorporate new technology, such as our product candidates, will be eligible for coverage by commercial third-party payers and government payers or, if eligible for coverage, what the reimbursement rates will be for these product candidates. The fact that a product has been approved for reimbursement in the past for any particular indication or in any particular jurisdiction, does not guarantee that such product will remain approved for reimbursement or that similar or additional products will be approved in the future. Reimbursement of our existing and future products by commercial third-party payers and government payers may depend on a number of factors, including a payer’s determination that our existing and future products are:

●	not experimental or investigational;
●	medically reasonable and necessary;
●	appropriate for the specific patient;
●	cost effective;
●	supported by peer-reviewed publications;
●	included in clinical practice guidelines and pathways; and
●	supported by clinical utility and health economic studies demonstrating improved outcomes and cost effectiveness.

Market acceptance, sales of products based upon our platform technology, and our profitability may depend on reimbursement policies and healthcare reform measures. Several entities conduct technology assessments and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payers and healthcare providers as grounds to deny coverage for a product. The levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, may reimburse the price patients pay for such products could affect whether we are able to successfully commercialize our product candidates. Our product candidates may receive negative assessments that may impact our ability to receive reimbursement for the product. We cannot be sure that reimbursement in the United States or elsewhere will be available for any of our product candidates in the future. If reimbursement is not available or is limited, our ability to commercialize our product candidates would be substantially impaired adversely affecting the viability of our commercial operations.

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

There are numerous laws and regulations that govern the means by which companies in the healthcare industry may market their treatments to healthcare professionals and may compete by discounting the prices of their treatments, including for example, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and state law equivalents to these federal laws that are meant to protect against fraud and abuse, and there are analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. In addition, federal and state laws are also sometimes open to interpretation. Accordingly, we could potentially face legal risks if our interpretation differs from those of enforcement authorities. Further, from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors.

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

We receive, maintain and utilize personal health and other confidential and sensitive data as part of the treatments we provide. We have developed a web and mobile application through which our customers can communicate with physicians and others, which may involve sharing patient identifiable health information. The use and disclosure of such information is regulated at the federal, state and international levels, and these laws, rules and regulations are subject to change and increased enforcement activity, such as the audit program implemented by the U.S. Department of Health and Human Services under HIPAA. International laws, rules and regulations governing the use and disclosure of such information are generally more stringent than in the United States, and they vary from jurisdiction to jurisdiction. Noncompliance with any privacy or security laws or regulations, or any security breach, cyber-attack or cybersecurity breach, and any incident involving the theft, misappropriation, loss, or other unauthorized disclosure of, or access to, sensitive or confidential information, whether by us or by a third party, could require us to expend significant resources to remediate any damage, interrupt our operations, and damage our brand and reputation, and could also result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation, or other actions that could have a material adverse effect on our business, brand, reputation, cash flows, and operating results.

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

We intend to pursue strategic partnership opportunities in the future to enhance and accelerate the development and commercialization of our proposed products. We may rely on such partnerships to assist in launching, marketing, and developing our product candidates. However, we may face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future proposed products and programs because our research and development pipeline may be insufficient, our proposed products and programs may be deemed to be at too early of a stage of development for collaborative effort, or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy or other requirements or goals that potential strategic partners may seek. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved or registered product are disappointing.

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

Although we have obtained product liability insurance, such insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage. If we are unable to obtain or maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage, or otherwise protect ourselves against potential product liability claims or we underestimate the amount of insurance we need, we could be exposed to significant liabilities, which may harm our business. A product liability or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

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

By contrast, the FDA exempts 361 HCT/Ps from these requirements if they meet certain specified criteria. We believe that SkinTE and OsteoTE, meet the criteria for regulation as a 361 HCT/P rather than as a new drug or biologic or medical device and, therefore, we do not currently expect that these products will be subject to the requirement for an IND or IDE or FDA premarket review and approval. Thus, our financial and business plans assume that we will not need to seek or obtain premarket FDA approval or clearance for SkinTE or OsteoTE. Rather, we will have to comply with the requirements for 361 HCT/Ps set forth in FDA regulations and develop adequate substantiation to support marketing claims we plan to make. The FDA could disagree with our belief that our product candidates, including but not limited to SkinTE and OsteoTE, are 361 HCT/Ps. The FDA conducted an inspection of our Salt Lake City, UT manufacturing facility in July 2018, and issued certain inspectional observations on Form FDA 483. We responded to those observations and engaged in a productive dialog with the FDA. Following our responses, in or around February 2019, FDA classified the July 2018 inspection of our Salt Lake City Manufacturing site as “Voluntary Action Initiated,” or “VAI.” A VAI classification indicates that, although FDA found and documented objectionable conditions during its inspection, FDA will not take or recommend regulatory or enforcement action with respect to such inspectional observations at this time.

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

Our stock price has been highly volatile during the 12-month period ended December 31, 2018, with closing stock prices ranging from a high of $38.97 per share to a low of $12.11 per share. The stock market in general, and the market for biotech companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Because of this volatility, investors in our stock may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

We are the subject of an SEC investigation, which could result in litigation, government investigations and enforcement actions that could have a material adverse impact on our operations and financial condition.

We have been the target of what we believe to be manipulative short seller attacks and coordinated “short and distort” campaigns, including, but not limited to, Citron Research, led by Andrew Left, Sharesleuth and Capital Forum, as well as anonymous persons and entities who post and/or publish what we believe to be coordinated, deliberately and purposefully false materials on or within internet-based platforms, including, but not limited to, blogs, chat rooms, forums and social media. We believe these materials, communications and “short and distort” efforts to be highly coordinated with purposefully manipulative trading activities of our securities and have therefore monitored closely these events, which we do not tolerate.

In June and October 2018, Citron published reports with what we believe to be false and misleading information about PolarityTE, including a narrative about Barry Honig and Michael Brauser, the former co-chairmen of the board of directors (Mr. Honig is also the former Chief Executive Officer) of Majesco Entertainment Company, our corporate predecessor prior to its acquisition of PolarityTE NV and our current regenerative medicine business in April 2017. Despite what we believe to be clear inaccuracies in each Citron report and the Capital Forum report, our stock price was significantly negatively affected following the release of each report. After a third-party vendor we retained identified highly unusual trading activity in the Company’s stock took place around the time of release of the Citron and Capitol Forum reports, we reported apparent intentional market manipulation by third parties to FINRA, Nasdaq and the SEC in October 2018.

On September 7, 2018, the SEC filed a complaint in the U.S. District Court for the Southern District of New York (SEC v. Honig et al., No. 1:18-cv-01875 (S.D.N.Y. 2018)) alleging that certain persons, including John Stetson, our former Chief Financial Officer and Chief Investment Officer, Barry Honig, who is also a current 5% shareholder of the Company, and Michael Brauser, who is also a current 5% shareholder of the Company, manipulated the price of securities of three public companies (none of which is PolarityTE). This complaint, which was amended on March 8, 2019 (as amended, the “Complaint”), alleges that the defendants violated the anti-fraud and other provisions of the Securities Act, the Exchange Act and SEC rules promulgated thereunder by writing, or causing to be written, false or misleading promotional articles, engaging in a variety of other manipulative trading practices as well as filing false reports of their beneficial ownership or failure to file reports of their beneficial ownership when required to do so.

In October 2018, we received a document request and inquiries from the SEC relating to subjects addressed in the short seller reports and cooperated fully by providing the SEC with all information relevant to their requests. On March 1, 2019, we received a subpoena from the SEC requesting additional documents related to, among other things, (i) communications and agreements between us and, among others, John Stetson, Barry Honig and Michael Brauser, (ii) the transaction pursuant to which Majesco Entertainment Company acquired PolarityTE NV and our current regenerative medicine business, (iii) the performance of and communications with regulators regarding SkinTE, our lead product, and (iv) any promotion of the Company or its securities. On March 4, 2019, we obtained from the SEC a copy of the formal order of investigation of the Company and its affiliates with respect to possible violations of the federal securities laws, including, among other things, the anti-fraud provisions of the Securities Act and the Exchange Act with respect to the Company’s public disclosures, the beneficial ownership reporting provisions of the Exchange Act and the anti-price manipulation provisions of the Exchange Act. We intend to fully cooperate with the SEC regarding their March 2019 subpoena and this ongoing investigation.

As a result of the SEC investigation or additional attacks by “short and distort” market participants and others, we could be subject to additional stockholder litigation, government inquiries or enforcement actions that could name us, our affiliates, or others. While we will not tolerate stock manipulation and will continue to report suspected wrongdoing to authorities, we cannot predict whether any of these will arise or, if they do, the possible outcomes. Stockholder litigation, government inquiries or enforcement actions could adversely affect our reputation, result in significant expenditures, including legal expenses, and potentially result in significant fines, penalties or other remedies against us, which could have a material adverse effect on our results of operations and financial condition. Although we maintain insurance that may provide coverage for some of these expenses and costs, and we have given notice to our insurers of the claims, there is risk that the insurers will rescind or otherwise not renew the policies, that some or all of the claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance.

Our stock price may also be negatively affected by “short and distort” schemes, any public report of stock manipulation, the SEC investigation, any negative press or other coverage we receive as a result thereof and the uncertainty surrounding the result of any of these developments, which could adversely affect our ability to raise capital to fund future operations, result in the loss of potential business opportunities, be exploited by our competitors, undermine the confidence that hospitals and doctors, key potential adopters of our products, have in us and our technology, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, any of which would materially harm our financial condition, results of operations and prospects. We expect management will continue to devote significant time, attention and resources to these matters and any additional matters that may arise, which could have a material adverse impact on our commercial development, results of operations and financial condition.

The trading price of our common stock may be volatile as a result of short-seller activity and false information.

As previously stated, we have been the target of what we believe to be manipulative short seller attacks and coordinated “short and distort” campaigns, including, but not limited to, Citron Research, led by Andrew Left, Sharesleuth and Capital Forum, as well as anonymous persons and entities who post and/or publish what we believe to be coordinated, deliberately and purposefully false materials on or within internet-based platforms, including, but not limited to, blogs, chat rooms, forums and social media. We believe these materials, communications and “short and distort” efforts to be highly coordinated with purposefully manipulative trading activities of our securities and have therefore monitored closely these events, which we do not tolerate.

Despite being what we believe to be false, misleading and purposeful inaccuracies in these reports, our stock price was significantly and negatively affected following their release. After a third-party vendor we retained identified highly unusual trading activity in the Company’s stock, we reported apparent intentional market manipulation by third parties to FINRA, Nasdaq and the SEC. While we intend to continue to vigorously defend ourselves against what we believe to be the manipulation of our stock by interested short sellers and activists, we cannot assure you that we will not continue to be a target of future reports from these or other entities. Even if such future reports continue to contain what we believe to be inaccuracies, our stock price is likely to be negatively affected by the publication of additional reports. In addition, such reports may disrupt our business and divert the attention of our management and employees, and any allegations contained in any such reports could result in the loss of potential business opportunities, be exploited by our competitors, undermine the confidence that hospitals and doctors, key potential adopters of our products, have in us and our technology, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, which would materially harm our financial condition, results of operations and prospects.

Moreover, we believe a large proportion of our common stock has been and may continue to be traded by short sellers, which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Actions of short sellers may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

In addition, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such companies, including the pending class action shareholder litigation filed against us described further below under “Item 3. Legal Proceedings.” While we are continuing to defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

As of March 7, 2019, our executive officers and directors and their affiliates exercised voting control over approximately 37.28% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they could exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could have significant influence on the election of directors and approval of any merger, consolidation, or sale of all or substantially all our assets, including a transaction on terms that other stockholders may desire.

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

As discussed in Item 9A - Controls and Procedures, we have identified material weaknesses in internal control over financial reporting through our evaluation of our controls at October 31, 2018. Our material weaknesses consist of:

●	insufficient internal controls related to information technology general controls in the areas of user access, user provisioning, and change management over certain systems that support the financial reporting process; and
●	ineffective controls related to the documentation and completeness of the Company’s stock-based compensation expense.

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

We expect that we will require additional facilities to continue our research and development program and commercialization efforts and are actively seeking suitable locations.

Item 3. Legal Proceedings.

Shareholder Litigation

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Exchange Act and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff. On November 28, 2018, the Court consolidated the Moreno and Lawi cases under the caption In re PolarityTE, Inc. Securities Litigation (the “Consolidated Securities Litigation”), and requested the appointment of the plaintiff in Lawi as the lead plaintiff. On January 16, 2019, the Court granted the motion of Yedid Lawi for appointment as lead plaintiff, and on February 1, 2019, the Court granted the lead plaintiff’s motion for approval of lead counsel and liaison counsel. The Court ordered that the lead plaintiff file and serve a consolidated complaint no later than 60 days after February 1, 2019, the defendants shall have 60 days after filing and service of the consolidated complaint to answer or otherwise respond, and the lead plaintiff must file a motion for class certification within 90 days of service of the consolidated complaint. The Company believes the allegations in the Moreno Complaint and Lawi Complaint are without merit, and intends to defend the litigation, vigorously. The Company expects its first response will be to file a motion to dismiss after the lead plaintiff files and serves the consolidated complaint. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

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

SEC Investigation

We have been the target of what we believe to be manipulative short seller attacks and coordinated “short and distort” campaigns, including, but not limited to, Citron Research, led by Andrew Left, Sharesleuth and Capital Forum, as well as anonymous persons and entities who post and/or publish what we believe to be coordinated, deliberately and purposefully false materials on or within internet-based platforms, including, but not limited to, blogs, chat rooms, forums and social media. We believe these materials, communications and “short and distort” efforts to be highly coordinated with purposefully manipulative trading activities of our securities and have therefore monitored closely these events, which we do not tolerate.

In June and October 2018, Citron published reports with what we believe to be false and misleading information about PolarityTE, including a narrative about Barry Honig and Michael Brauser, the former co-chairmen of the board of directors (Mr. Honig is also the former Chief Executive Officer) of Majesco Entertainment Company, our corporate predecessor prior to its acquisition of PolarityTE NV and our current regenerative medicine business in April 2017. Despite what we believe to be clear inaccuracies in each Citron report and the Capital Forum report, our stock price was significantly negatively affected following the release of each report. After a third-party vendor we retained identified highly unusual trading activity in the Company’s stock took place around the time of release of the Citron and Capitol Forum reports, we reported apparent intentional market manipulation by third parties to FINRA, Nasdaq and the SEC in October 2018.

On September 7, 2018, the SEC filed a complaint in the U.S. District Court for the Southern District of New York (SEC v. Honig et al., No. 1:18-cv-01875 (S.D.N.Y. 2018)) alleging that certain persons, including John Stetson, our former Chief Financial Officer and Chief Investment Officer, Barry Honig, who is also a current 5% shareholder of the Company, and Michael Brauser, who is also a current 5% shareholder of the Company, manipulated the price of securities of three public companies (none of which is PolarityTE). This complaint, which was amended on March 8, 2019 (as amended, the “Complaint”), alleges that the defendants violated the anti-fraud and other provisions of the Securities Act, the Exchange Act and SEC rules promulgated thereunder by writing, or causing to be written, false or misleading promotional articles, engaging in a variety of other manipulative trading practices as well as filing false reports of their beneficial ownership or failure to file reports of their beneficial ownership when required to do so.

In October 2018, we received a document request and inquiries from the SEC relating to subjects addressed in the short seller reports and cooperated fully by providing the SEC with all information relevant to their requests. On March 1, 2019, we received a subpoena from the SEC requesting additional documents related to, among other things, (i) communications and agreements between us and, among others, John Stetson, Barry Honig and Michael Brauser, (ii) the transaction pursuant to which Majesco Entertainment Company acquired PolarityTE NV and our current regenerative medicine business, (iii) the performance of and communications with regulators regarding SkinTE, our lead product, and (iv) any promotion of the Company or its securities. On March 4, 2019, we obtained from the SEC a copy of the formal order of investigation of the Company and its affiliates with respect to possible violations of the federal securities laws, including, among other things, the anti-fraud provisions of the Securities Act and the Exchange Act with respect to the Company’s public disclosures, the beneficial ownership reporting provisions of the Exchange Act and the anti-price manipulation provisions of the Exchange Act. We intend to fully cooperate with the SEC regarding their March 2019 subpoena and this ongoing investigation.

Patent Litigation

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

Other Matters

In the ordinary course of business, we may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, regulatory compliance, and other matters. Except as noted above, at December 31, 2018, we were not party to any legal or arbitration proceedings that may have significant effects on our financial position or results of operations. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “PTE.”

At March 7, 2019, we had 96 stockholders of record.

The following table provides information on our compensation plans at December 31, 2018 under which equity securities are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,334,885	$14.18	4,527,139
Equity compensation plans not approved by security holders	165,000	$7.65	-0-
Total	6,499,885	$14.02	4,527,139

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information under this item, pursuant to Regulation S-K Item 301(c).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this Transition Report on Form 10-K.

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Forward-Looking Statements” included at the beginning of this Transition Report on Form 10-K. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Goodwill and Intangible Assets. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If the Company concludes otherwise, then the Company needs to perform the quantitative goodwill impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired and the second step of the impairment test in unnecessary. If the estimated fair value is less than carrying value, an impairment charge should be recorded for the amount by which a reporting unit’s carrying amount exceeds its fair value.

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

Revenue Recognition. In the regenerative medicine products segment, the Company records product revenues primarily from the sale of its regenerative tissue products. The Company sells its products to healthcare providers, primarily through direct sales representatives. Product revenues consist of a single performance obligation that the Company satisfies at a point in time. In general, the Company recognizes product revenue upon delivery to the customer. In the contract services segment, the Company earns service revenues from the provision of contract research services, which includes delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consist of a single performance obligation that the Company satisfies over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. Revenues from contract research services are recorded over the period of service.

Results of Operations

Two-months ended December 31, 2018 versus the two-months ended December 31, 2017 (Unaudited)

Net Revenues. For the two-month period ended December 31, 2018, total net revenues were $0.7 million including net revenues from product sales of $0.2 million from the sale of the Company’s core product SkinTE in the regenerative medicine business segment. Regenerative medicine revenues for the two-month period ended December 31, 2017 were immaterial. Net revenues from services sales were $0.5 million from the contract research segment operations driven primarily by the Ibex preclinical research business, which was acquired in the 2018 fiscal year.

Cost of Sales. For the two-month period ended December 31, 2018, cost of sales was approximately $0.4 million and approximately 57% of net revenues. Product cost of sales were $0.2 million or 92% of product sales due to fixed overhead costs. Service cost of sales were $0.2 million or 40% of service sales. Regenerative medicine cost of sales for the two-month period ended December 31, 2017 were immaterial.

Research and Development Expenses. Research and development expenses decreased $1.5 million, or 30%, in the two-month period ended December 31, 2018, compared to the two-month period ended December 31, 2017. The decrease is primarily driven by a shift in mix between commercial and operational infrastructure build out in the current period as well as research and development costs in the prior period.

General and Administrative Expenses. General and administrative expenses increased $4.7 million, or 58%, in the two-month period ended December 31, 2018 compared to the two-month period ended December 31, 2017. The Company expanded its infrastructure to support the commercial launch of SkinTE. The resulting increase in expenses is driven primarily by employee-related costs, including stock-based compensation, salaries, and benefits, and increased outside services expense, including legal and accounting fees and consulting expenses.

Sales and Marketing Expenses. For the two-month period ended December 31, 2018, sales and marketing expenses were $2.7 million. This represents sales personnel and marketing costs primarily driven by the initial regional release of SkinTE. There were no sales personnel and marketing costs during the two-month period ended December 31, 2017.

Other (Expenses) Income. For the two-month period ended December 31, 2018, other (expenses) income decreased $1.9 million or 95% compared to the two-month period ended December 31, 2017. This resulting decrease was primarily driven by a change in the fair value of derivatives of $2.0 million recorded in the two months ended December 31, 2017. There were no warrants outstanding for the two-month period ended December 31, 2018.

Net loss from continuing operations. Net loss from continuing operations for the two-month period ended December 31, 2018 was approximately $18.4 million compared to a net loss of approximately $11.0 million for the two-month period ended December 31, 2017, primarily reflecting the increase in sales and operating expenses driven by expanding operations discussed above.

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

Liquidity and Capital Resources

As of December 31, 2018, our cash and cash equivalents balance was approximately $55.7 million and our working capital was approximately $56.8 million, compared to cash and cash equivalents of $71.0 million and working capital of $68.0 million at October 31, 2018.

As reflected in the consolidated financial statements, we had an accumulated deficit of approximately $342.9 million at December 31, 2018, and approximately $8.0 million net cash used in continuing operating activities for the two-month period then ended. At October 31, 2018, we had an accumulated deficit of approximately $324.4 million and approximately $28.5 million net cash used in continuing operating activities for the year ended October 31, 2018.

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

Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents will be adequate to satisfy our capital needs for at least the next 12 months from the date of filing. However, anticipate needing substantial additional financing to continue clinical deployment and commercialization of our lead product SkinTE, development of our other product candidates, and scaling the manufacturing capacity for our products and product candidates, and prepare for commercial readiness. We will continue to pursue fundraising opportunities when available, however, such financing may not be available on terms favorable to us, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs. We plan to meet our capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales and future collaborations. Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash and cash equivalents and working capital were approximately $55.7 million and $56.8 million, respectively, as of December 31, 2018, compared to cash and cash equivalents and working capital of approximately $71.0 million and $68.0 million at October 31, 2018.

Operating Cash Flows

Cash used in continuing operating activities for the two-month period ended December 31, 2018, was approximately $8.0 million. Approximately $28.5 million of cash was used in continuing operating activities for the year ended October 31, 2018, compared to approximately $7.6 million for the same period ended October 31, 2017. The increase in net cash used in continuing operating activities mostly relates to the increases in both research and development, sales and marketing, and general and administrative expenses.

Investing Cash Flows

Cash used in continuing investing activities for the two-month period ended December 31, 2018, was approximately $7.0 million. Cash used in continuing investing activities for the year ended October 31, 2018 amounted to approximately $11.5 million compared to $2.5 million for the 2017 period. For the two-month period ended December 31, 2018, the activity relates to the net purchase of available-for-sale securities and the purchase of property and equipment. For the year ended October 31, 2018, the activity relates to the acquisition of IBEX and the purchase of property and equipment. For the year ended October 31, 2017, the activity only relates to the purchase of property and equipment.

Financing Cash Flows

Net cash used in financing activities for the two-month period ended December 31, 2018, was approximately $0.3 million. Net cash provided by financing activities for the year ended October 31, 2018 amounted to approximately $93.3 million compared to approximately $21.2 million for the 2017 period. For the two-month period ended December 31, 2018, the activity relates to principal payments and capital lease payments. The $92.7 million in net proceeds from the sale of common stock in the year ended October 31, 2018, accounts for the majority of that period’s financing activity and accounts for the majority of the increase in net cash provided by financing activities as compared to the comparable prior year period.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, were not effective due to the material weaknesses identified below. To address the material weaknesses, management performed additional analyses and other procedures to determine whether the financial statements included herein fairly present our financial results. Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was not effective as of December 31, 2018.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2018 our internal control over financial reporting was not effective at the reasonable assurance level:

(1) Insufficient internal controls related to information technology general controls in the areas of user access and user provisioning, over certain systems that support the financial reporting process; and

(2) Ineffective controls related to the documentation and completeness of the Company’s stock-based compensation expense.

EisnerAmper, LLP has provided an attestation report on the Company’s internal control over financial reporting as of December 31, 2018.

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

In addition to the steps taken to address the material weaknesses listed above, the Company has continued during the two-month transition period ended December 31, 2018, to pursue the implantation of a phased approach to a company-wide enterprise resource planning system to further enhance our internal control environment, which we believe is reasonably likely to materially affect our internal control over financial reporting. Management continues to monitor the impact of this implementation on our processes. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weakness described above will continue to exist.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PolarityTE, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited PolarityTE, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, PolarityTE, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

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

(1)	Insufficient internal controls related to information technology general controls in the areas of user access and user provisioning over certain systems that support the financial reporting process.
(2)	Ineffective controls related to the documentation and completeness of the Company’s stock-based compensation expense.

These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the December 31, 2018 financial statements, and this report does not affect our report dated March 15, 2019, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of PolarityTE, Inc. and Subsidiaries as of December 31, 2018, October 31, 2018 and October 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the transition period from November 1, 2018 through December 31, 2018 and for each of the years in the two-year period ended October 31, 2018, and the related notes, and our report dated March 15, 2019 expressed an unqualified opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

March 15, 2019

Item 9B. Other Information.

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of all our directors.

Denver Lough	36	Class III Director
Steve Gorlin	80	Class II Director
Jeff Dyer	59	Class I Director
Jon Mogford	50	Class I Director
Willie C. Bogan	69	Class II Director
Peter A. Cohen	71	Class III Director
Rainer Erdtmann	54	Class III Director
David Seaburg	49	Class II Director
Minnie Baylor-Henry	71	Class I Director

The following is a summary of the background and qualifications of each of our directors.

Dr. Denver Lough was appointed our Chairman and Chief Executive Officer and Chief Scientific Officer on December 1, 2016 and has continued to serve in this capacity throughout 2018. He also served as Chief Scientific Officer from December 2016 to May 2018, when he became Chief R&D Officer. Prior to December 2016, Dr. Lough served both clinical and research roles at multiple institutions. From 2012 until 2016 Dr. Lough was a Plastic & Reconstructive Surgery House Staff Officer at Johns Hopkins University School of Medicine, Department of Plastic & Reconstructive Surgery. Dr. Lough has received numerous accolades and awards by national societies related to basic and translational science applications in tissue engineering, regenerative medicine, and immunology as well as within solid organ and reconstructive transplantation. We believe that Dr. Lough is qualified to serve as a member of our Board because of his experience in clinical medicine, surgery, research as well as the development and innovation of technologies related to regenerative medicine and related patent applications and intellectual property which the Company has reviewed for potential development. Dr. Lough holds an M.D. and PhD in Biochemistry, Molecular and Cell Biology from Georgetown University, which he earned in 2012. Dr. Lough has served within the Department of Surgery and Institute for Plastic Surgery Southern Illinois University School of Medicine and Translational Research Director at Laboratory for Regenerative Medicine and Applied Sciences. He has served within the Laboratories for Craniomaxillofacial Regenerative Medicine at the Johns Hopkins Hospital Department of Plastic and Reconstructive Surgery. In addition, Dr. Lough was a lead research associate in the Vascularized Composite Allotransplantation Laboratory at the Johns Hopkins Hospital Department of Plastic and Reconstructive Surgery and has been a research consultant to the Johns Hopkins Hendrix Burn Research Center. He has also served within the Brady Urological Institute at the Johns Hopkins School of Medicine. Dr. Lough was assembled as a member among other burn experts as a Taiwanese presidential disaster response team following the largest civilian burn disaster in 2015.

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

David Seaburg has served as a Director of the Company since August 2018, and served as a consultant until his appointment as President of Corporate Development for the Company effective March 11, 2019. Prior to March 11, 2019, he served as the Managing Director and Head of Sales Trading at Cowen & Company, a diversified financial services company. Over the course of his 20+ year career at Cowen in both Equity Sales Trading and Trading, Mr. Seaburg advanced to increasingly senior level roles at the firm. In 2006, Mr. Seaburg was named Head of Sales Trading and appointed to the firm’s Equity Operating Committee. Mr. Seaburg was a CNBC Fast Money Contributor and provided regular on-air commentary for the network. Mr. Seaburg holds a Bachelor of Arts degree in Business Finance and Economics from Northeastern University. Mr. Seaburg is qualified to serve as a member of the Board because of his knowledge of financial management, marketing, investor relations, acquisition transactions, and capital markets.

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

The following table sets forth the names, and positions of our executive officers.

Name	Position(s)
Denver Lough	Chief Executive Officer, Chief R&D Officer, Chairman and Class III Director
David Seaburg	President of Corporate Development and Class II Director
Edward Swanson	Chief Operating Officer
Paul E. Mann	Chief Financial Officer
Cameron Hoyler	General Counsel, Secretary, EVP Corporate Development & Strategy

The following is a summary of the background of each of our executive officers, except for Dr. Lough and Mr. Seaburg, whose backgrounds are presented above with our director information.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and stockholders who own more than 10% of the Company’s stock to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. The Company assists its directors and executives by identifying reportable transactions of which it is aware and preparing and filing the forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, except that Paul Mann did not report on a timely basis the transfer of shares to the Company to satisfy a tax obligation arising from the vesting of restricted stock units.

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

Audit Committee

Our board of directors has a standing Audit Committee. The board of directors has affirmatively determined the Audit Committee is composed of independent directors, as independence is defined for members of an audit committee in the rules of The NASDAQ Stock Market and Rule 10A-3(b)(1) adopted under the exchange Act. The members of the Audit Committee are Rainer Erdtmann, Peter A. Cohen, and Jeff Dyer. The Board has determined that Rainer Erdtmann meets the qualification requirements of an audit committee financial expert as defined in Item 407 of Regulation S-K.

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

(1) The figures in these columns represent the aggregate grant date fair value for restricted stock and option awards, respectively, granted during fiscal years 2018 and 2017 computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements presented in this Annual Report for details as to the assumptions used to determine the grant date fair value of the restricted stock and option awards.

(2) Represents 105,000 shares at a grant date fair value of $22.81 per common share.

(3) Represents 35,000 shares at a grant date fair value of $22.81 per common share.

(4) Represents 100,000 shares at a grant date fair value of $37.05 per common share and 11,667 shares at a grant date fair value of $22.81 per common share.

(5) Represents stock options to purchase 400,000 common shares at an exercise price of $24.59 per common share and 195,000 common shares at an exercise price of $20.12.

(6) Represents stock options to purchase 1,000,000 common shares at an exercise price of $3.15 per common share.

(7) Represents stock options to purchase 100,000 common shares at an exercise price of $24.59 and 65,000 common shares at an exercise price of $20.12.

(8) Represents stock options to purchase 846,000 common shares at an exercise price of $3.15 per common share.

(9) Represents stock options to purchase 350,000 common shares at an exercise price of $31.88 per common share and 21,666 common shares at an exercise price of $20.12.

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued to our named executive officers during the two-month period ended December 31, 2018.

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Denver Lough	88,333	-0-	-0-	-0-	88,333
Chairman of the Board,
Chief Executive Officer, Chief R&D Officer

Edward Swanson	66,667	-0-	-0-	-0-	66,667
Chief Operating Officer

Paul E. Mann	66,667	-0-	-0-	-0-	66,667
Chief Financial Officer

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

Dr. Lough’s base salary is $530,000 per year. He is eligible to receive a bonus in the amount of 100% of annual salary, as may be determined from time to time by the Board of Directors in its discretion, and is eligible to participate in any equity- based incentive compensation plan or program we adopt. During 2018, Dr. Lough was awarded:

●	cash bonuses totaling $1,010,000,
●	restricted stock units representing the right to receive a total of 105,000 shares of common stock that vest in four equal installments every six months beginning six months following the grant date, and
●	options to purchase 400,000 common shares at an exercise price of $24.59 and 195,000 common shares at an exercise price of $20.12, both exercisable for a term of 10 years that vest in 24 equal monthly installments beginning one month after the grant date.

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

Dr. Swanson’s base salary is $400,000 per year. He is eligible to receive a bonus in the amount of 100% of annual salary, as may be determined from time to time by the Board of Directors in its discretion, and is eligible to participate in any equity- based incentive compensation plan or program we adopt. During 2018, Dr. Swanson was awarded:

●	cash bonuses totaling $650,000,
●	restricted stock units representing the right to receive a total of 35,000 shares of common stock that vest in four equal installments every six months beginning six months following the grant date, and
●	options to purchase 100,000 common shares at an exercise price of $24.59 and 65,000 common shares at an exercise price of $20.12, both exercisable for a term of 10 years that vest in 24 equal monthly installments beginning one month after the grant date.

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

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the two-month period ended December 31, 2018, to each of the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Denver	11-30-2016	1,000,000	-	$3.15	11-30-2026	105,000	$1,416,450
Lough	11-10-2017	216,667	183,333	$24.59	11-10-2027	-	-
	9-20-2018	24,375	170,625	$20.12	9-20-2028	-	-

Edward	11-30-2016	846,000	-	$3.15	11-30-2026	35,000	$472,150
Swanson	11-10-2017	54,167	45,833	$24.59	11-10-2027	-	-
	9-20-2018	8,125	56,875	$20.12	9-20-2028	-	-

Paul E.	6-20-2018	87,500	262,500	$31.88	6-20-2028	75,000	$1,011,750
Mann	9-20-2018	2,708	18,958	$20.12	9-20-2028	11,667	$157,388

(1)	All stock option listed vest in 24 monthly installments beginning one month following the grant date.
(2)	Market value based on closing stock price of $13.49 on December 31, 2018

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

(1) The figures in these columns represent the aggregate grant date fair value for restricted stock and option awards, respectively, granted during fiscal years 2018 and 2017 computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements presented in this Annual Report for details as to the assumptions used to determine the grant date fair value of the restricted stock and option awards.

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

The following table shows the total compensation paid or accrued during two-month period ended December 31, 2018, to each of our directors, current and former.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)	Total ($)

Steve Gorlin	10,000	58,853	(2)	90,027	(4)	-0-	158,880
Jeff Dyer	10,167	58,853	(2)	90,027	(4)	-0-	159,047
Jon Mogford	9,500	-0-		138,507	(5)	-0-	148,007
Willie C. Bogan	9,167	58,853	(2)	90,027	(4)	-0-	158,047
Peter A. Cohen	9,000	58,853	(2)	90,027	(4)	-0-	157,880
Rainer Erdtmann	10,833	-0-		138,507	(5)	-0-	149,340
David Seaburg	7,500	-0-		-0-		-0-	7,500
Minnie Baylor-Henry	2,823	127,176	(3)	195,996	(6)	-0-	325,995

(1) The figures in these columns represent the aggregate grant date fair value for restricted stock and option awards, respectively, granted during the two months ended December 31, 2018 computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements presented in this Annual Report for details as to the assumptions used to determine the grant date fair value of the restricted stock and option awards.

(2) Represents 4,020 shares at a grant date fair value of $14.64 per common share.

(3) Represents 8,975 shares at a grant date fair value of $14.17 per common share.

(4) Represents stock options to purchase 8,624 common shares at an exercise price of $15.24 per common share.

(5) Represents stock options to purchase 13,268 common shares at an exercise price of $15.24 per common share.

(6) Represents stock options to purchase 19,329 common shares at an exercise price of $13.65 per common share.

During the fiscal year ended October 31, 2018, our non-employee directors were compensated in accordance with the following terms.

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

David Seaburg

In August 2018 David Seaburg was elected by the Board of Directors to serve as a director of the Company. Subsequently the Company entered into a written consulting agreement with Mr. Seaburg pursuant to which he agreed to provide investor relations and other services to the Company over a period of two years for a fee consisting of (i) quarter-annual cash payment of $10,000, (ii) 60,000 restricted stock units issued under the Company equity incentive plan that vest in four equal installments every six months during the term of the agreement subject to continued service, and (iii) an annual award under the Company equity incentive plan of options exercisable over a term of 10 years to purchase common stock in number equal to the number of shares of common stock with a value of $150,000 at the time of the award based on a Black-Scholes calculation. The agreement terminated effective March 11, 2019, when he joined the Company as President of Corporate Development.

The new employment agreement with Mr. Seaburg effective in March 2019 is for a term of one year beginning, and automatically renews for successive one-year periods unless either party elects to terminate the agreement by notice to the other party given not less than three months prior to the end of the then current term. The annual base salary under the agreement is $325,000 and will be increased (but may not be decreased) on each anniversary of the date during the employment term by a percentage equal to the greater of (i) a percentage increase determined by the board of directors, or (ii) a percentage increase (if any) of the Consumer Price Index for All Urban Consumers. Mr. Seaburg is eligible for an annual bonus of up to 40% of his base salary as determined at the discretion of the board of directors. Mr. Seaburg was also granted under the Company’s 2019 Equity Incentive Plan an option to purchase 250,000 shares of Company common stock at a price of $16.50 per share, which vests subject to continued employment in 24 equal monthly installments beginning April 1, 2018, and a restricted stock award representing the right to receive a total of 40,000 shares of common stock that vests, subject to continued employment, in four installments every six months beginning on September 1, 2019. Mr. Seaburg is entitled to participate in the Company’s insurance and benefit plans on the same basis as other employees of the Company.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2019, by

●	each person known to us to be the beneficial owner of more than 5% of the common stock,
●	each of our current directors,
●	each officer named in the Summary Compensation Table presented in Item 11, above, and
●	all our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person is determined under applicable SEC rules. Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power, and any shares that the person has the right to acquire within 60 days of the date as of which the beneficial ownership determination is made. Applicable percentages are based upon 21,688,858 voting shares issued and outstanding as of March 7, 2019 and treating any shares that the holder has the right to acquire within 60 days as outstanding for purposes of computing their percent ownership. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned, subject to community property laws where applicable, and addresses are c/o PolarityTE, Inc., 123 Wright Brothers Drive, Salt Lake City, Utah 84116.

	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock
Executive Officers and Directors (1):

Denver Lough (2)	8,936,746	38.79
Edward Swanson	942,434	4.20
Paul Mann	190,514	0.87
Cameron Hoyler	232,708	1.10
Steve Gorlin	112,645	0.52
Jon Mogford	114,967	0.53
Jeff Dyer	161,197	0.74
Willie C. Bogan	11,812	0.05
Peter A. Cohen	61,812	0.28
Rainer Erdtmann (3)	169,564	0.78
David Seaburg	45,833	0.21
Minnie Baylor-Henry	-0-
Executive Officers and Directors as a Group (12 persons)	10,980,232	43.71

Greater that 5% Holders:

Barry Honig (2)(4) 555 S. Federal Hwy, #450, Boca Raton, FL 33432	1,502,609	6.93

Michael Brauser (5) 4400 Biscayne Blvd., Suite 850, Miami, FL 33137	1,448,168	6.68

(1) Includes the following number of shares of options that were exercisable or restricted share awards expected to vest within 60 days of March 7, 2019: Dr. Lough, 1,349,792; Dr. Swanson 940,375; Mr. Mann, 155,069; Mr. Hoyler, 142,708; Mr. Gorlin, 57,645; Dr. Mogford, 59,967; Mr. Dyer, 133,645; Mr. Bogan, 4,312; Mr. Cohn, 4,312; Mr. Erdtmann, 25,384; and Mr. Seaburg, 20,833.

(2) Denver Lough was granted an irrevocable proxy to vote 536,954 common shares held by affiliates of Barry Honig pursuant to the Exchange Agreement dated March 6, 2018, between the Company and certain stockholders, including the affiliates of Barry Honig. The 536,954 shares over which Dr. Lough holds voting rights are included in the total number of shares of common stock he beneficially holds, but he disclaims any dispositive power or pecuniary interest with respect to those shares. The 536,954 shares are also included in the total number of shares of common stock beneficially held by Mr. Honig.

(3) Includes 94,180 shares owned by Point Sur Investors Fund I. Mr. Erdtmann is Managing Director and General Partner of Point Sur Investors LLC, the general partner of Point Sur Investors Fund I, and as a result may be deemed to have shared voting and investment control over the shares held by Point Sur Investors Fund I.

(4) The stock information for Mr. Honig is based on information contained in an amendment to Schedule 13G filed with the Securities and Exchange Commission on January 22, 2019.

(5) The stock information for Mr. Brauser is based on information contained in an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 21, 2019.

Item 13 - Certain Relationships and Related Transactions and Director Independence.

Director Independence

Our Board is currently comprised of nine members. The Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, the Board has determined that Steve Gorlin, Jeff Dyer, Dr. Jon Mogford, Willie C. Bogan, Peter A. Cohen, Rainer Erdtmann and Minnie Baylor-Henry are “independent directors” as defined by the rules of The NASDAQ Stock Market.

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

Item 14 - Principal Accountant Fees and Services.

The following table sets forth the fees billed by EisnerAmper LLP (“EisnerAmper”), for each of our last two fiscal years and the two-month period ended December 31, 2019, for the categories of services indicated.

	Two Months Ended 12/31/18 ($)	2018 ($)	2017 ($)
Audit Fees	285,200	485,210	198,540
Audit Related Fees	—	—	—
Tax Fees	—	—	—
Other Fees	—	—	—
Total Fees	285,200	485,210	198,540

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

2.1	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to our Form 8-K filed with the SEC on December 7, 2016)
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on September 15, 2014).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).

3.3	Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 18, 2014)
3.4	Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 30, 2015)
3.5	Certificate of Designations, Preferences and Rights of the 0% Series C Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on June 9, 2015)
3.6	Certificate of Designations, Preferences and Rights for 0% Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 20, 2015)
3.7	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on July 29, 2016)
3.8	Form of Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on December 7, 2016)
3.9	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on April 7, 2017)
3.10	Articles of Merger (incorporated by reference to Exhibit 3.2 to our Form 8-K filed with the SEC on April 7, 2017)
3.11	Certificate of Designations, Preferences and Rights of the 0% Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to our Form 8-K filed with the SEC on April 7, 2017)
3.12	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on September 20, 2017)
3.13	Amendment No. 1 to Restated Bylaws dated January 11, 2019, Changing Fiscal Year
4.2	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 14, 2016)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on September 20, 2017).
#10.01	Form of Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on December 7, 2016)
10.02	Stockholders Agreement (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on December 7, 2016)
10.03	Voting Agreement (incorporated by reference to Exhibit 10.5 to our Form 8-K filed with the SEC on December 7, 2016)
10.04	Warrant Bill of Sale of Laboratory Equipment (incorporated by reference to Exhibit 10.6 to our Form 8-K filed with the SEC on December 7, 2016)
10.05	Lease by and Between the Company and Paradigm Resources LC (incorporated by reference to Exhibit 10.7 to our Form 8-K filed with the SEC on December 7, 2016)
10.06	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 16, 2016)
10.07	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on December 16, 2016)
10.08	Form of First Amendment to Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on December 16, 2016)
10.09	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on January 19, 2017)
10.10	Purchase Agreement by and Among the Company and Zift Interactive LLC (incorporated by reference to our Form 10-Q filed with the SEC on September 14, 2017)
10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on September 20, 2017)
10.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on September 20, 2017)
#10.13	Employment Agreement with Denver Lough (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on November 16, 2017)
#10.14	Employment Agreement with Edward Swanson (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on November 16, 2017)

#10.15	Employment Agreement with John Stetson (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on November 16, 2017)
#10.16	Employment Agreement with Cameron Hoyler (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on November 16, 2017)
10.17	Form of Exchange Agreement dated March 6, 2018 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on March 7, 2018)
10.18	Registration Rights Agreement with Denver Lough dated March 6, 2018 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on March 7, 2018)
10.19	Commercial Lease Agreement by and Between the Company and Adcomp LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 29, 2017)
#10.20	Executive Employment Agreement with Paul Mann (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on September 14, 2018)
#10.21	Consulting Agreement with David Seaburg dated August 8, 2018 (incorporated by reference to Exhibit 10.19 to our Form 10-K filed with the SEC on January 14, 2019)
#10.22	Form of Restricted Stock Unit Agreement – 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to our Form 10-K filed with the SEC on January 14, 2019)
#10.23	Form of Stock Option Agreement – 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to our Form 10-K filed with the SEC on January 14, 2019)
#10.24	Form of Restricted Stock Unit Agreement – 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to our Form 10-K filed with the SEC on January 14, 2019)
#10.25	Form of Stock Option Agreement – 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to our Form 10-K filed with the SEC on January 14, 2019)
#10.26	PolarityTE 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 registration Statement filed with the SEC on October 5, 2018)
#10.27	PolarityTE 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to our Form S-8 registration Statement filed with the SEC on October 5, 2018
*10.28	Agreement of Lease by and between the Company and Lefrak Sbn Limited Partnership for office space at 40 West 57th Street, New York, New York 10019
10.29	Sublease Agreement by and between the Company and Peter Cohen LLC for office space at 40 West 57th Street, New York, New York 10019 (incorporated by reference to Exhibit 10.27 to our Form 10-K filed with the SEC on January 14, 2019)
#*10.30	Executive Employment Agreement with David Seaburg
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to our Form 10-K filed with the SEC on January 14, 2019)
*23.1	Consent of EisnerAmper LLP
*31.1	Certification of Principal Executive Officer
*31.2	Certification of Principal Financial Officer
*32.1	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Constitutes a management contract, compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLARITYTE, INC. AND SUBSIDIARIES

By:	/s/ Denver Lough
Chief Executive Officer (Principal Executive Officer)

Date:	March 15, 2019

By:	/s/ Paul Mann
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denver Lough	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2019
Denver Lough

/s/ Steven Gorlin	Director	March 15, 2019
Steven Gorlin

/s/ Jeffrey Dyer	Director	March 15, 2019
Jeffrey Dyer

/s/ Jon Mogford	Director	March 15, 2019
Jon Mogford

/s/ Willie C. Bogan	Director	March 15, 2019
Willie C. Bogan

/s/ Peter A. Cohen	Director	March 15, 2019
Peter A. Cohen

/s/ Rainer Erdtmann	Director	March 15, 2019
Rainer Erdtmann

/s/ David Seaburg	Director	March 15, 2019
David Seaburg

/s/ Minnie Baylor-Henry	Director	March 15, 2019
Minnie Baylor-Henry

POLARITYTE, INC. AND SUBSIDIARIES

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PolarityTE, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PolarityTE, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, October 31, 2018 and October 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the transition period from November 1, 2018 through December 31, 2018 and for each of the years in the two-year period ended October 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, October 31, 2018 and October 31, 2017, and the consolidated results of their operations and their cash flows for the transition period from November 1, 2018 through December 31, 2018 and for each of the years in the two-year period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an adverse opinion.

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

EISNERAMPER LLP

Iselin, New Jersey

March 15, 2019

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,	As of October 31,
	2018	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$55,673	$70,961	$17,667
Short-term investments	6,162	–	–
Accounts receivable	712	940	–
Inventory	336	238	–
Prepaid expenses and other current assets	1,432	1,163	297
Total current assets	64,315	73,302	17,964
Non-current assets:
Property and equipment, net	13,736	12,927	2,173
Intangible assets, net	924	957	–
Goodwill	278	278	–
Other assets	913	378	15
Total non-current assets	15,851	14,540	2,188
TOTAL ASSETS	$80,166	$87,842	$20,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,508	$4,363	$1,939
Other current liabilities	316	286	–
Current portion of long-term note payable	529	519	–
Deferred revenue	170	150	–
Warrant liability and embedded derivative	–	–	13,502
Total current liabilities	7,523	5,318	15,441
Long-term note payable, net	479	736	–
Other long-term liabilities	131	126	–
Total liabilities	8,133	6,180	15,441

Commitments and Contingencies

Redeemable convertible preferred stock - 0, 0, and 6,455 shares authorized, issued and outstanding at December 31, 2018, October 31, 2018 and 2017, respectively; liquidation preference - $0, $0, and $17,750, respectively	–	–	4,541

STOCKHOLDERS’ EQUITY:
Convertible preferred stock - 25,000,000 shares authorized, 0, 0, and 3,230,655 shares issued and outstanding at December 31, 2018, October 31, 2018 and 2017; aggregate liquidation preference $0, $0, and $2,140, respectively	–	–	109,995
Common stock - $.001 par value; 250,000,000 shares authorized; 21,447,088, 21,423,999, and 6,515,524 shares issued and outstanding at December 31, 2018, October 31, 2018 and 2017, respectively	21	21	7
Additional paid-in capital	414,840	406,087	149,173
Accumulated other comprehensive income	36	–	–
Accumulated deficit	(342,864)	(324,446)	(259,005)
Total stockholders’ equity	72,033	81,662	170
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,166	$87,842	$20,152

The accompanying notes are an integral part of these consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Two Months Ended December 31,	For the Years Ended October 31,
	2018	2018	2017
Net revenues
Products	$210	$689	$–
Services	463	874	–
Total net revenues	673	1,563	–
Cost of sales:			–
Products	194	500	–
Services	187	502	–
Total costs of sales	381	1,002	–
Gross profit	292	561	–

Operating costs and expenses
Research and development	3,458	19,376	7,107
Research and development - intellectual property acquired	–	–	104,693
General and administrative	12,639	48,252	18,812
Sales and marketing	2,725	2,365	–
Total operating costs and expenses	18,822	69,993	130,612
Operating loss	(18,530)	(69,432)	(130,612)

Other income (expense)
Interest income, net	80	395	23
Other income, net	32	–	–
Change in fair value of derivatives	–	3,814	109
Loss on extinguishment of warrant liability	–	(520)	–
Net loss from continuing operations before income taxes	(18,418)	(65,743)	(130,480)
Benefit for income taxes	–	302	–
Net loss from continuing operations	(18,418)	(65,441)	(130,480)
Loss from discontinued operations	–	–	(449)
Gain on sale of discontinued operations	–	–	100
Loss from discontinued operations, net	–	–	(349)
Net loss after income taxes	(18,418)	(65,441)	(130,829)
Deemed dividend – accretion of discount on Series F preferred stock	–	(1,290)	(369)
Deemed dividend – exchange of Series F preferred stock	–	(7,057)	–
Cumulative dividends on Series F preferred stock	–	(373)	(124)
Net loss attributable to common stockholders	$(18,418)	$(74,161)	$(131,322)

Net loss per share, basic and diluted:
Loss from continuing operations	$(0.86)	$(4.29)	$(26.50)
Loss from discontinued operations	–	–	(0.07)
Net loss	(0.86)	(4.29)	(26.57)
Deemed dividend – accretion of discount on Series F preferred stock	–	(0.09)	(0.07)
Deemed dividend – exchange of Series F preferred stock	–	(0.46)	-
Cumulative dividends on Series F preferred stock	–	(0.02)	(0.03)
Net loss attributable to common stockholders	$(0.86)	$(4.86)	$(26.67)
Weighted average shares outstanding, basic and diluted:	21,343,446	15,259,731	4,923,327

The accompanying notes are an integral part of these consolidated financial statements

F-3

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Two Months Ended December 31,	For the Years Ended October 31,
	2018	2018	2017
Net loss after income taxes	$(18,418)	$(65,441)	$(130,829)
Other comprehensive income:
Unrealized gain on available-for-sale securities	36	–	–
Comprehensive loss	$(18,382)	$(65,441)	$(130,829)

The accompanying notes are an integral part of these consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Deficit	Equity
Balance - October 31, 2016	7,374,454	$10,153	2,782,963	$3	$123,417	$–	$(128,176)	$5,397
Issuance of common stock in connection with:
Conversion of Series A preferred stock to common stock	(3,991,487)	(976)	761,798	1	975	–	–	–
Conversion of Series B preferred stock to common stock	(6,512)	(549)	108,543	–	549	–	–	–
Conversion of Series C preferred stock to common stock	(23,185)	(1,809)	504,184	1	1,808	–	–	–
Conversion of Series D preferred stock to common stock	(129,665)	(1,517)	216,106	–	1,517	–	–	–
Issuance of Series E preferred stock for research and development intellectual property	7,050	104,693	–	–	–	–	–	104,693
Stock option exercise	–	–	268,847	–	1,301	–	–	1,301
Warrants exchanged for common stock	–	–	56,250	–	78	–	–	78
Stock-based compensation expense	–	–	1,057,500	1	17,744	–	–	17,745
Common stock issued for cash	–	–	759,333	1	2,277	–	–	2,278
Deemed dividend – accretion of discount on Series F preferred stock	–	–	–	–	(369)	–	–	(369)
Cumulative dividends on Series F preferred stock	–	–	–	–	(124)	–	–	(124)
Net loss	–	–	–	–	–	–	(130,829)	(130,829)
Balance as of October 31, 2017	3,230,655	$109,995	6,515,524	$7	$149,173	$–	$(259,005)	$170
Issuance of common stock in connection with:
Conversion of Series A preferred stock to common stock	(3,146,671)	(769)	713,036	1	768	–	–	–
Conversion of Series B preferred stock to common stock	(47,689)	(4,020)	794,820	1	4,019	–	–	–
Conversion of Series C preferred stock to common stock	(2,578)	(201)	59,950	–	201	–	–	–
Conversion of Series D preferred stock to common stock	(26,667)	(312)	44,445	–	312	–	–	–
Conversion of Series E preferred stock to common stock	(7,050)	(104,693)	7,050,000	7	104,686	–	–	–
Exchange of Series F preferred stock and dividends to common stock	–	–	1,003,393	1	13,060	–	–	13,061
Extinguishment of warrant liability	–	–	151,871	–	3,045	–	–	3,045
Stock option exercises	–	–	161,433	–	687	–	–	687
Proceeds received from issuance of common stock, net of issuance costs of $2,785	–	–	4,791,819	4	92,672	–	–	92,676
Stock-based compensation expense	–	–	126,000	–	38,821	–	–	38,821
Deemed dividend – accretion of discount on Series F preferred stock	–	–	–	–	(1,290)	–	–	(1,290)
Cumulative dividends on Series F preferred stock	–	–	–	–	(373)	–	–	(373)
Series F preferred stock dividends paid in common stock	–	–	11,708	–	306	–	–	306
Net loss	–	–	–	–	–	–	(65,441)	(65,441)
Balance as of October 31, 2018	–	$–	21,423,999	$21	$406,087	$–	$(324,446)	$81,662
Stock-based compensation expense	–	–	–	–	8,908	–	–	8,908
Vesting of restricted stock units, net	–	–	23,089	–	–	–	–	–
Shares withheld for tax withholding on vesting of restricted stock	–	–	–	–	(155)	–	–	(155)
Other comprehensive income	–	–	–	–	–	36	–	36
Net loss	–	–	–	–	–	–	(18,418)	(18,418)
Balance as of December 31, 2018	–	$–	21,447,088	$21	$414,840	$36	$(342,864)	$72,033

The accompanying notes are an integral part of these consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Two Months Ended December 31,	For the Years Ended October 31,
	2018	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,418)	$(65,441)	$(130,829)
Loss from discontinued operations	–	–	349
Loss from continuing operations	(18,418)	(65,441)	(130,480)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Stock based compensation expense	8,946	38,821	16,627
Change in fair value of derivatives	–	(3,814)	(109)
Depreciation and amortization	330	1,394	432
Loss on extinguishment of warrant liability	–	520	–
Amortization of intangible assets	33	100	–
Amortization of debt discount	10	35	–
Change in fair value of contingent consideration	57	20	–
Other non-cash adjustments	86	–	–
Research and development - intellectual property acquired	–	–	104,693
Changes in operating assets and liabilities:
Accounts receivable	228	(940)	–
Inventory	(98)	(238)	–
Prepaid expenses and other current assets	(279)	(911)	(190)
Other assets	(535)	(378)	–
Accounts payable and accrued expenses	1,621	2,136	1,411
Deferred revenue	20	150	–
Net cash used in continuing operating activities	(7,999)	(28,546)	(7,616)
Net cash provided by discontinued operating activities	–	–	33
Net cash used in operating activities	(7,999)	(28,546)	(7,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(834)	(9,221)	(2,544)
Purchase of available-for-sale securities	(10,200)	–	–
Proceeds from maturities of available-for-sale securities	4,003	–	–
Acquisition of IBEX	–	(2,258)	–
Net cash used in continuing investing activities	(7,031)	(11,479)	(2,544)
Net cash provided by discontinued investing activities	10	60	25
Net cash used in investing activities	(7,021)	(11,419)	(2,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(257)	–	–
Proceeds from stock options exercised	–	687	1,301
Net proceeds from the sale of preferred stock and warrants	–	–	17,667
Net proceeds from the sale of common stock	–	92,676	2,278
Payment of contingent consideration liability	–	(30)	–
Payments on capital leases	(11)	(74)	–
Net cash (used in)/provided by financing activities	(268)	93,259	21,246

Net (decrease)/increase in cash and cash equivalents	(15,288)	53,294	11,144
Cash and cash equivalents - beginning of period	70,961	17,667	6,523
Cash and cash equivalents - end of period	$55,673	$70,961	$17,667

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series A preferred stock to common stock	$–	$769	$976
Conversion of Series B preferred stock to common stock	$–	$4,020	$549
Conversion of Series C preferred stock to common stock	$–	$201	$1,809
Conversion of Series D preferred stock to common stock	$–	$312	$1,517
Conversion of Series E preferred stock to common stock	$–	$104,693	$–
Exchange of Series F preferred stock for common stock	$–	$13,061	$–
Extinguishment of warrant liability	$–	$2,525	$–
Unpaid liability for acquisition of property and equipment	$600	$300	$54
Warrants exchanged for common stock shares	$–	$–	$78
Establishment of warrant liability in connection with Series F Preferred Stock issuance	$–	$–	$4,299
Establishment of derivative liability in connection with Series F Preferred Stock issuance	$–	$–	$9,319
Deemed dividend – accretion of discount on Series F preferred stock	$–	$1,290	$369
Cumulative dividends on Series F preferred stock	$–	$373	$124
Series F preferred stock dividends paid in common stock	$–	$306	$–
Contingent consideration for IBEX acquisition	$–	$278	$–
Contingent consideration earned and recorded in accounts payable	$31	$33	$–
Note payable issued as partial consideration for IBEX acquisition	$–	$1,220	$–
Property and equipment additions through capital leases	$20	$251	$–
Unpaid tax liability related to net share settlement of restricted stock units	$155	$–	$–
Unrealized gain on short-term investments and cash equivalents	$36	$–	$–

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

Change in Fiscal Year end. On January 11, 2019, the Board approved an amendment to the Restated Bylaws of the Company changing the Company’s fiscal year end from October 31 to December 31. The Company made this change to align its fiscal year end with other companies within its industry. The change in the Company’s fiscal year end resulted in a two-month transition period that began on November 1, 2018 and ended on December 31, 2018. Reference to a fiscal year refers to the twelve months ended October 31, which has historically been the end of the Company’s fiscal year.

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

Discontinued Operations. On June 23, 2017, the Company sold Majesco Entertainment Company, a Nevada corporation and wholly-owned subsidiary of the Company (“Majesco Sub”) to Zift Interactive LLC (“Zift”), a Nevada limited liability company pursuant to a purchase agreement. Pursuant to the terms of the agreement, the Company sold 100% of the issued and outstanding shares of common stock of Majesco Sub to Zift, including all of the right, title and interest in and to Majesco Sub’s business of developing, publishing and distributing video game products through mobile and online digital downloading. Pursuant to the terms of the agreement, the Company will receive total cash consideration of approximately $100,000 ($5,000 upon signing the agreement and 19 additional monthly payments of $5,000) plus contingent consideration based on net revenues with a fair value of $0. As of December 31, 2018, the Company has received $95,000 in cash consideration, of which $5,000 remains receivable and is included in prepaid expenses and other current assets.

In May 2018, the Company purchased the assets of a preclinical research sciences business and related real estate from Ibex Group, L.L.C., a Utah limited liability company, and Ibex Preclinical Research, Inc., a Utah corporation (collectively, “IBEX”). The Company acquired these assets to accelerate research and development of its TE product candidates, and now operates the business to advance its product development and deliver preclinical research services to third parties (see Note 4).

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

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are the valuation of warrant liability, valuation of derivative liability, extent of progress toward completion of contracts, stock-based compensation, the valuation allowances for deferred tax benefits, and the valuation of tangible and intangible assets included in acquisitions. Actual results could differ from those estimates.

Reclassifications. Certain reclassifications have been made to our prior period financial statements to conform with the current period presentation. On our consolidated balance sheet, we have combined the Receivable from Zift current and non-current with prepaid expenses and other current assets and other assets, respectively.

Cash and cash equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase.

Investments. Investments in debt securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Realized gains and losses are included in other income, net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income, net. Investments with original maturities of greater than three months from the date of purchase are classified as current.

Accounts Receivable. Accounts receivable consists of amounts due to the Company related to the sale of the Company’s core product SkinTE and contract services. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. As of December 31, 2018 and October 31, 2018, an allowance for doubtful accounts was not considered necessary.

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

Goodwill and Intangible Assets. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is necessary. If the Company concludes otherwise, then the Company needs to perform the quantitative goodwill impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired and the second step of the impairment test in unnecessary. If the estimated fair value is less than carrying value, an impairment charge should be recorded for the amount by which a reporting unit’s carrying amount exceeds its fair value.

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

Income Taxes. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the potential for realization of deferred tax assets at each balance sheet date and records a valuation allowance for assets for which realization is not more likely than not. The Company recognizes interest and penalties as a component of income tax expense.

Stock-Based Compensation. The Company measures all stock-based compensation to employees using a fair value method and records such expense in general and administrative and research and development expenses. Compensation expense for stock options with cliff vesting is recognized on a straight-line basis over the vesting period of the award, based on the fair value of the option on the date of grant. For stock options with graded vesting, the Company recognizes compensation expense over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards.

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

Accounting for Warrants. The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). In addition, under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The derivative warrant liabilities were settled during the fiscal year ended October 31, 2018.

Change in Fair Value of Derivatives. The Company assessed the classification of common stock purchase warrants as of the date of each offering and determined that certain instruments met the criteria for liability classification. Accordingly, the Company classified the warrants as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in fair value of derivatives” in the consolidated statements of operations. The fair value of the warrants has as well as other derivatives, been estimated using a Monte-Carlo or Black-Scholes valuation model. The warrants were settled during the fiscal year ended October 31, 2018.

Revenue Recognition. The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, effective November 1, 2018 using the modified retrospective method applied to all contracts as of November 1, 2018. Results for reporting periods beginning after November 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition. The adoption of this standard did not have a cumulative effect on opening accumulated deficit as of November 1, 2018, as the timing and measurement of revenue recognition is materially the same under ASC 606 as it was under the prior relevant guidance.

Under ASC 605, regenerative medicine revenue is recognized upon the shipment of products or the performance of services when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or services are performed; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In the contract services segment, revenue is recognized on the proportional performance method over the term of the respective service contract which requires us to make reasonable estimates of the extent of progress toward completion of the contract. Under this method, revenue is recognized according to the percentage of cost completed for the study. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

In the regenerative medicine products segment, the Company records product revenues primarily from the sale of its regenerative tissue products. The Company sells its products to healthcare providers, primarily through direct sales representatives. Product revenues consists of a single performance obligation that the Company satisfies at a point in time. In general, the Company recognizes product revenue upon delivery to the customer.

In the contract services segment, the Company records service revenues from the sale of its contract research services, which includes delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consist of a single performance obligation that the Company satisfies over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This requires the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed. Generally, a portion of the payment is due upfront and the remainder upon completion of the study, with most studies completing in less than a year. As of December 31, 2018, October 31, 2018 and 2017, the Company had unbilled receivables of $157,000, $160,000 and $0 and deferred revenue of $170,000, $150,000 and $0. The unbilled receivables balance is included in consolidated accounts receivable. Revenue of $83,000 was recognized during the two months ended December 31, 2018 that was included in the deferred revenue balance as of October 31, 2018.

Costs to obtain the contract are incurred for product revenue as they are shipped and are expensed as incurred.

The Company considers a significant customer to be one that comprises more than 10% of net revenues or accounts receivable. Concentration of revenues were as follows for the two months ended December 31, 2018 and the fiscal year ended October 31, 2018:

		Two Months Ended December 31, 2018	Year Ended October 31, 2018
	Segment	% of Revenue	% of Revenue
Customer A	Contract Services	32%	19%
Customer B	Regenerative Medicine	17%	*
Customer C	Contract Services	11%	*

Concentration of accounts receivable were as follows as of December 31, 2018:

		As of December 31, 2018
	Segment	% of Accounts Receivable
Customer A	Contract services	23%
Customer B	Regenerative medicine	20%
Customer D	Regenerative medicine	14%

*The amount did not exceed 10%

Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying Topic 842 at the adoption date, rather than at the beginning of the earliest comparative period presented and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company has elected this transition method at the adoption date of January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company has elected all of the available practical expedients except the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard.

The Company expects that this standard will have a material effect on the financial statements upon adoption. The most significant effects will primarily relate to (a) the recognition of ROU assets and lease liabilities on the balance sheet, which upon adoption will range from $5.2 million to $5.6 million in relation to its existing operating lease agreements for the office and laboratory spaces in Salt Lake City, Utah; and (b) providing significant new disclosures about leasing activities.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on its financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The standard is effective for fiscal years beginning after December 15, 2019, including interim period within those fiscal years with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new accounting standard that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures regarding the nature, amount, timing and uncertainty of cash flows arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The Company adopted this ASU effective November 1, 2018, using the modified retrospective method. The adoption had no material impact on the financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on November 1, 2018 has not had a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this ASU on November 1, 2018 has not had a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company early adopted this standard on November 1, 2018. The adoption of this ASU had no impact on the Company’s consolidated financial statements and related disclosures.

3. LIQUIDITY

The Company has experienced recurring losses and cash outflows from operating activities. For the two months ended December 31, 2018, and the fiscal year ended October 31, 2018, the Company incurred net losses of $18.4 million and $65.4 million, respectively, with cash used in operating activities of $8.0 million and $28.5 million, respectively. On April 12, 2018, the Company completed a public offering of 2,335,937 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $16.00 per share resulting in net proceeds of approximately $34.6 million, after deducting offering expenses payable by the Company and on June 7, 2018, the Company completed an underwritten offering of 2,455,882 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $23.65 per share resulting in net proceeds of approximately $58.0 million, after deducting offering expenses payable by the Company (see Note 11).

Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents will be adequate to satisfy our capital needs for at least the next 12 months from the date of filing. However, we anticipate needing substantial additional financing to continue clinical deployment and commercialization of our lead product SkinTE, development of our other product candidates, and scaling the manufacturing capacity for our products and product candidates, and prepare for commercial readiness. However, we will continue to pursue fundraising opportunities when available, but such financing may not be available in the future on terms favorable to us, if at all. If adequate financing is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs. We plan to meet our capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales and future collaborations. Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives.

4. IBEX ACQUISITION

On March 2, 2018, the Company, along with its wholly owned subsidiary, Utah CRO Services, Inc., a Nevada corporation, entered into agreements with IBEX for the purchase of the assets and rights to the Seller’s preclinical research and contract services business and related real estate. The Company acquired this preclinical biomedical research facility in order to accelerate research and development of PolarityTE pipeline products. The business consists of a GLP compliant preclinical research facility, including vivarium, operating rooms, preparation rooms, storage facilities, and surgical and imaging equipment. The real property includes two parcels in Cache County, Utah, consisting of approximately 1.75 combined gross acres of land, together with the buildings, structures, fixtures, and personal property located on the real property. The above was accounted for as a business combination.

The acquisition closed on May 3, 2018. The aggregate purchase price was $3.8 million, of which $2.3 million was paid at closing and the balance satisfied by a promissory note payable to the Seller with an initial fair value of $1.2 million (see Note 10) and contingent consideration with an initial fair value of approximately $0.3 million. During the year ended October 31, 2018, the Company recorded approximately $38,000 of direct and incremental costs associated with acquisition-related activities. These costs were incurred primarily for banking, legal, and professional fees associated with the IBEX acquisition. These costs were recorded in general and administrative expenses in the consolidated statement of operations.

During the two months ended December 31, 2018 and the fiscal year ended October 31, 2018, IBEX contributed approximately $437,000 and $831,000 to net revenues and approximately $250,000 and $331,000 to gross profit, respectively.

Purchase Price Allocation

The following table summarizes the purchase price allocation for the IBEX acquisition (in thousands):

Equipment	$430
Land and buildings	2,000
Intangible assets	1,057
Goodwill	278
Accrued property taxes	(9)
Aggregate purchase price	$3,756
Less: Promissory note to seller	1,220
Contingent consideration	278
Cash paid at closing	$2,258

As part of the acquisition of IBEX, the Company recorded a contingent consideration liability of $0.3 million in current liabilities in the consolidated balance sheet. The contingent consideration represents the estimated fair value of future payments due to the Seller of IBEX based on IBEX’s revenue generated from studies quoted prior to but completed after the transaction. Contingent consideration is initially recognized at fair value as purchase consideration and subsequently remeasured at fair value through earnings. The initial fair value of the contingent consideration was based on the present value of estimated future cash flows using a 20% discount rate. The contingent consideration is the payment of 15% of the actual revenues received for work on any study initiated within 18 months following the closing of the purchase on the basis of certain specific customer prospects that received service proposals prior to the closing, provided that the total payments will not exceed $650,000. The subsequent increase in fair value of contingent consideration from acquisition to October 31, 2018 of approximately $20,000 was recognized in general and administrative expense in the Company’s consolidated statement of operations for the fiscal year ended October 31, 2018. During the two months ended December 31, 2018, $57,000 was recognized in general and administrative expense in the Company’s consolidated statement of operations for additional increase in fair value of contingent consideration. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities acquired is recorded as goodwill, including the value of the assembled workforce.

Disclosure of pro-forma revenues and earnings attributable to the acquisition is excluded because it is impracticable to obtain complete historical financial records for IBEX Preclinical Research, Inc.

The following table shows the valuation of the individual identifiable intangible assets acquired along with their estimated remaining useful lives as of the acquisition date (in thousands):

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

5. FAIR VALUE

In accordance with ASC 820, Fair Value Measurements and Disclosures, financial instruments were measured at fair value using a three-level hierarchy which maximizes use of observable inputs and minimizes use of unobservable inputs:

●	Level 1: Observable inputs such as quoted prices in active markets for identical instruments. This methodology applies to our Level 1 investments, which are composed of money market funds.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the market. This methodology applies to our Level 2 investments, which are composed of corporate debt securities, commercial paper, and U.S. government debt securities.

●	Level 3: Significant unobservable inputs supported by little or no market activity. Financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, for which determination of fair value requires significant judgment or estimation. This methodology applies to our Level 3 financial instruments, which are composed of warrant liability, derivative liability, and contingent consideration.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers within the hierarchy for any of the periods presented.

In connection with the offering of Units in September 2017 (see Note 11), the Company issued warrants to purchase an aggregate of 322,727 shares of common stock. These warrants were exercisable at $30.00 per share and expire in two years. The warrants were liabilities pursuant to ASC 815. The warrant agreement provided for an adjustment to the number of common shares issuable under the warrant or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock (i.e., stock split); or (c) the Company issues new securities for consideration less than the exercise price. Under ASC 815, warrants that provide for down-round exercise price protection are recognized as derivative liabilities.

The Series F Preferred Shares contained an embedded conversion feature that was not clearly and closely related to the identified host instrument and, as such, was recognized as a derivative liability measured at fair value. The Company classified these derivatives on the consolidated balance sheet as a current liability.

As noted in Note 11, both the warrants and the Series F Preferred Shares were exchanged for common stock on March 6, 2018.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of December 31, 2018, October 31, 2018 and 2017 (in thousands):

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7	$–	$–	$7
Commercial paper	–	21,392	–	21,392
Corporate debt securities	–	5,448	–	5,448
U.S. government debt securities	–	3,226	–	3,226
Total	$7	$30,066	$–	$30,073
Liabilities:
Contingent consideration	$–	$–	$261	$261
Total	$–	$–	$261	$261

	Fair Value Measurement as of October 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$69,659	$–	$–	$69,659
Total	$69,659	$–	$–	$69,659
Liabilities:
Contingent consideration	$–	$–	$235	$235
Total	$–	$–	$235	$235

	Fair Value Measurement as of October 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,322	$–	$–	$17,322
Total	$17,322	$–	$–	$17,322
Liabilities:
Warrant liability	$–	$–	$4,256	$4,256
Derivative liability	–	–	9,246	9,246
Total	$–	$–	$13,502	$13,502

The following table sets forth the changes in the estimated fair value of our contingent consideration liability (in thousands) which is included in other current liabilities:

Contingent Consideration
Fair value – October 31, 2017	$–
IBEX acquisition – May 3, 2018	278
Change in fair value	20
Earned and paid in cash	(30)
Earned and moved to accounts payable	(33)
Fair value - October 31, 2018	$235
Change in fair value	57
Earned and moved to accounts payable	(31)
Fair value – December 31, 2018	$261

6. Cash Equivalents and Available-for-Sale Marketable Securities

Cash equivalents and available-for-sale marketable securities consisted of the following as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents:
Money market funds	$7	$–	$–	$7
Commercial paper	20,648	30	–	20,678
U.S. government debt securities	3,224	2	–	3,226
Total cash equivalents	23,879	32	–	23,911
Short-term investments:
Commercial paper	714	–	–	714
Corporate debt securities	5,444	5	(1)	5,448
Total short-term investments	6,158	5	(1)	6,162
Total	$30,037	$37	$(1)	$30,073

As of October 31, 2018 and 2017, the Company held $69.7 million and $17.3 million in money market funds included in cash equivalents with no unrealized gains or losses. As of October 31, 2018 and 2017 the Company did not hold any available-for-sale securities. All investments of debt securities held as of December 31, 2018 had maturities of less than one year. For the two months ended December 31, 2018, the Company recognized no material realized gains or losses on available-for-sale marketable securities.

7. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	December 31, 2018	October 31, 2018	October 31, 2017
Machinery and equipment	$8,276	$8,134	$2,418
Land and buildings	2,000	2,000	–
Computers and software	1,372	1,337	211
Leasehold improvements	1,230	1,137	–
Construction in progress	2,402	1,587	–
Furniture and equipment	614	566	30
Total property and equipment, gross	15,894	14,761	2,659
Accumulated depreciation	(2,158)	(1,834)	(486)
Total property and equipment, net	$13,736	$12,927	$2,173

Depreciation and amortization expense for property and equipment, including assets acquired under capital leases for the two months ended December 31, 2018 and for the fiscal years ended October 31, 2018 and 2017 is as follows (in thousands):

	For the Two Months ended December 31,	For the Years Ended October 31,
	2018	2018	2017
General and administrative expense:
Continuing operations	$155	$223	$1
Discontinued operations	–	–	11
	155	223	12
Research and development expense:
Continuing operations	175	1,171	431
Total depreciation and amortization expense	$330	$1,394	$443

8. INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net, consist of the following (in thousands):

	December 31, 2018	October 31, 2018	October 31, 2017
Non-compete agreement	$410	$410	$–
Customer contracts and relationships	534	534	–
Trade names and trademarks	101	101	–
Backlog	12	12	–
Total intangible assets, gross	1,057	1,057	–
Accumulated amortization	(133)	(100)	–
Total intangible assets, net	$924	$957	$–

Amortization expense for the two months ended December 31, 2018 and for the fiscal year ended October 31, 2018 was approximately $33,000 and $100,000, respectively.

The future amortization of these intangible assets is expected to be as follows (in thousands):

Year ended December 31, 2019	$193
Year ended December 31, 2020	189
Year ended December 31, 2021	189
Year ended December 31, 2022	121
Year ended December 31, 2023	87
Thereafter	145
$924

There were no changes in the carrying amount of goodwill for the two months ended December 31, 2018. The changes in the carrying amount of goodwill for fiscal year ended October 31, 2018 is as follows (in thousands):

	Regenerative Medicine	Contract Services	Total
October 31, 2017	$–	$–	$–
Additions due to acquisitions (1)	–	278	278
October 31, 2018	–	278	278
December 31, 2018	$–	$278	$278

(1)	On May 3, 2018, the Company acquired the preclinical research and contract services business and related real estate from IBEX L.L.C.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	December 31, 2018	October 31, 2018	October 31, 2017
Accounts payable	$2,918	$2,007	$441
Salaries and other compensation	1,280	933	574
Other accruals	1,670	792	369
Legal and accounting	640	631	555
Total accounts payable and accrued expenses	$6,508	$4,363	$1,939

Salaries and other compensation includes accrued payroll expense, accrued bonus, and estimated employer 401(k) plan contributions.

10. LONG TERM NOTE PAYABLE

In connection with the IBEX Acquisition, described in Note 4, the Company issued a promissory note payable to the Seller with an initial fair value of $1.2 million. The promissory note has a principal balance of $1.3 million and bears interest at a rate of 3.5% interest per annum. Principal and interest are payable in five equal installments that began on November 3, 2018 and continuing on each six-month anniversary thereafter (“Payment Date”). The promissory note may be prepaid by the Company at any time and becomes due and payable at the earlier of the maturity date of November 3, 2020 or upon an event of default, which includes failure to pay any installment on each Payment Date, breach of any negative covenants, insolvency or bankruptcy. Upon the occurrence of an event of default, the promissory note will bear an accelerated interest rate of 7% per annum from the date of the event of default.

The Company initially recognized the promissory note at its fair value, using an estimated market rate of interest for the Company, which was higher than the promissory note’s stated rate. The result of imputing a market rate of interest resulted in an initial discount to the principal balance of approximately $113,000, which is being amortized to interest expense over the term of the promissory note using the effective interest method. The unamortized debt discount was $68,000 and $78,000 at December 31, 2018 and October 31, 2018, respectively. Amortization of debt discount of $10,000 and $35,000 was included in interest expense for the two months ended December 31, 2018 and the fiscal year ended October 31, 2018, respectively.

11. PREFERRED SHARES AND COMMON SHARES

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

The shares of Series E Preferred Stock were held by Dr. Denver Lough, the Company’s Chief Executive Officer. On March 6, 2018, the Company entered into a new registration rights agreement (the “Lough Registration Rights Agreement”) with Dr. Lough, pursuant to which the Company agreed to file a registration statement to register the resale of 7,050,000 shares of Common Stock issued upon conversion of the Series E Preferred Shares within six months, to cause such registration statement to be declared effective by the Securities and Exchange Commission as promptly as possible following its filing and, with certain exceptions set forth in the Lough Registration Rights Agreement, to maintain the effectiveness of the registration statement until all of such shares have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act without restriction. Any sales of shares under the registration statement were subject to certain limitations as specified with more particularity in the Lough Registration Rights Agreement. In April 2018, Dr. Lough entered into a lock up agreement for 180 days, which prohibited him from selling any shares that may be registered until October 2018. The registration statement was not filed as of December 31, 2018. Dr. Lough has not made a demand for filing a registration statement and the Company does not propose to file a registration statement at the present time.

On March 7, 2018, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware terminating the Company’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock. As a result, the Company has 25,000,000 shares of authorized and unissued preferred stock as of December 31, 2018 with no designation as to series.

Convertible preferred stock activity for the year ended October 31, 2018 consisted of the following:

	Shares Outstanding - October 31, 2017	Preferred Stock Conversions and Series F Exchange – During the Year Ended October 31, 2018	Common Stock Shares Issued – During the Year Ended October 31, 2018
Series A	3,146,671	(3,146,671)	713,036
Series B	47,689	(47,689)	794,820
Series C	2,578	(2,578)	59,950
Series D	26,667	(26,667)	44,445
Series E	7,050	(7,050)	7,050,000
Series F	6,455	(6,455)	972,070
Total	3,237,110	(3,237,110)	9,634,321

There was no convertible preferred stock outstanding as of December 31, 2018 and October 31, 2018. Convertible preferred stock as of October 31, 2017 consisted of the following (in thousands, except share amounts):

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

12. STOCK-BASED COMPENSATION

For the two months ended December 31, 2018 and the fiscal years ended October 31, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock awards and stock options as follows (in thousands):

	For the Two Months Ended December 31,	For the Years Ended October 31,
	2018	2018	2017
General and administrative expense:
Continuing operations	$7,505	$31,982	$14,869
Discontinued operations	–	–	1,118
	7,505	31,982	15,987
Research and development expense:
Continuing operations	919	6,322	1,758

Sales and marketing expense:
Continuing operations	522	517	–
Total stock-based compensation expense	$8,946	$38,821	$17,745
Stock-based compensation expense classified as a liability	$38	$–	$–
Stock-based compensation expense classified to equity	$8,908	$38,321	$17,745

Incentive Compensation Plans

2019 Plan

On October 5, 2018, the Company’s Board of Directors (the “Board”) approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,000,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of December 31, 2018, the Company had approximately 2,546,584 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board of Directors (the “Board”) approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 7,300,000 (increased from 3,450,000 in October 2017) shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of December 31, 2018, the Company had approximately 53,102 shares available for future issuances under the 2017 Plan.

2014 Plan

In the fiscal year ended October 31, 2015, the Company adopted the 2014 Plan, an omnibus equity incentive plan administered by the Company’s board of directors, or by one or more committees of directors appointed by the Board, pursuant to which the Company may issue up to 2,250,000 shares of the Company’s common stock under equity-linked awards to certain officers, employees, directors and consultants. The 2014 Plan permits the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, cash awards, or other awards, whether at a fixed or variable price, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof. As of December 31, 2018, the Company had approximately 1,927,453 shares available for future issuances under the 2014 Plan.

Stock Options

Employee stock-option activity for the two months ended December 31, 2018 and the fiscal years ended October 31, 2018 and 2017:

	Number of shares	Weighted-Average Exercise Price
Outstanding, October 31, 2016	383,210	$5.74
Granted	3,482,000	$6.29
Exercised	(268,847)	$4.84
Forfeited	(70,833)	$6.42
Outstanding - October 31, 2017	3,525,530	$6.34
Granted	2,638,769	$23.55
Exercised	(161,810)	$4.31
Forfeited	(217,984)	$21.89
Outstanding - October 31, 2018	5,784,505	$13.68
Granted	396,861	$14.27
Exercised	–	$–
Forfeited	(938)	$24.20
Outstanding – December 31, 2018	6,180,428	$13.72
Options exercisable, December 31, 2018	3,899,806	$9.23
Weighted-average grant date fair value of options granted during the two months ended December 31, 2018		$9.95

Non-employee stock option activity for the two months ended December 31, 2018 and the fiscal years ended October 31, 2018 and 2017:

	Number of shares	Weighted-Average Exercise Price
Outstanding - October 31, 2016	–	$–
Granted	293,000	$19.61
Forfeited	–	$–
Outstanding - October 31, 2017	293,000	$19.61
Granted	3,000	$18.63
Forfeited	–	$–
Outstanding - October 31, 2018	296,000	$19.60
Granted	23,791	$21.42
Forfeited	(334)	$6.33
Outstanding – December 31, 2018	319,457	$19.75
Options exercisable - December 31, 2018	199,207	$17.90

Stock options are generally granted to employees or non-employees at exercise prices equal to the fair market value of the Company’s stock of the day prior to the grant. Stock options generally vest over one to three years and have a term of five to ten years. The total fair value of employee options granted during the two months ended December 31, 2018 was approximately $4.0 million. The grant date fair value of non-employee options granted during the two months ended December 31, 2018 was approximately $0.4 million. The intrinsic value of options outstanding at December 31, 2018 was $28.5 million. The weighted average remaining contractual term of outstanding and exercisable options at December 31, 2018 was 8.7 years and 8.2 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions for the two months ended December 31, 2018 and the fiscal years ended October 31, 2018 and 2017:

	December 31,	October 31,
	2018	2018	2017
Risk free annual interest rate	2.6%-3.2%	2.0%-3.2%	1.6%-2.3%
Expected volatility	80.6%-94.4%	80.9%-96.5%	71.7%-86.5%
Expected term of options (years)	5.0-6.5	5.0-6.0	5.0-6.0
Assumed dividends	–	–	–

The fair value of employee and non-employee stock option grants is recognized over the vesting period of, generally, one to three years. As of December 31, 2018, there was approximately $21.0 million of unrecognized compensation cost related to non-vested employee and non-employee stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.8 years.

Restricted-stock activity for employees and non-employees for the two months ended December 31, 2018 and the fiscal years ended October 31, 2018 and 2017:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested, October 31, 2016	274,829	$6.00
Granted	1,057,500	$4.80
Vested	(1,105,197)	$4.47
Unvested - October 31, 2017	227,132	$7.83
Granted	712,034	$25.27
Vested	(242,819)	$11.74
Forfeited	(22,387)	$20.62
Unvested - October 31, 2018	673,960	$24.52
Granted	63,192	$14.17
Vested (1)	(86,042)	$24.17
Forfeited	–	$–
Unvested – December 31, 2018	651,110	$23.65

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The total fair value of restricted stock vested during the two months ended December 31, 2018 was approximately $2.1 million.

The value of restricted stock grants is measured based on the fair market value of the Company’s common stock on the date of grant and recognized over the vesting period of, generally, six months to three years. As of December 31, 2018, there was approximately $10.0 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.9 years.

13. EMPLOYEE BENEFIT PLAN

The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees (full-time employees with the company for one year) may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($18,500 for calendar year 2018). The Company contributes 3% of employee’s eligible earnings. We recorded contribution expense related to our 401(k) Plan of $35,000 for the two months ended December 31, 2018, $120,000 for the fiscal year ended October 31, 2018, and $55,000 for the fiscal year ended October 31, 2017.

14. INCOME TAXES

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

In response to the enactment of the Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. While the Company was able to make reasonable estimates of the impact of the tax effects of the Tax Act, the final impact of the Tax Act may differ from those estimates, including, but not limited to changes in our interpretations and assumptions, additional guidance that may be issued by the IRS, return to provision differences and state rate adjustments. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.

The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of the deferred tax balance was tax expense of $2.6 million which was offset by a reduction in the valuation allowance resulting in no tax expense.

Loss before income taxes and discontinued operations consisted of (in thousands):

	For the Two Months Ended December 31,	For the Years Ended October 31,
	2018	2018	2017
Net loss from continuing operations before income taxes	$(18,418)	(65,743)	(130,480)

The provision (benefit) for income taxes for the years ended December 31, 2018, October 31, 2018, and 2017 consisted of (in thousands):

	For the Two Months Ended December 31,	For the Years Ended October 31,
	2018	2018	2017
Current:
Federal	$–	$(302)	$–
State	–	–	–
Deferred:
Federal	(3,734)	(11,561)	(2,679)
State	(257)	(475)	(304)
Change in: valuation allowance	3,991	12,036	2,983
Total provision (benefit) for income taxes	$-	$(302)	$–

The difference between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2018, October 31, 2018, and 2017 related to the following (in thousands, except percentages):

	For the Two Months Ended December 31,		For the Years Ended October 31,
	2018		2018		2017
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Tax (benefit) at federal statutory rate	$(3,867)	21%	$(22,325)	34%	$(44,283)	34%
State income taxes, net of federal income taxes	(254)	1%	(475)	(1)%	(304)	–%
Effect of warrant liability	–	–%	(1,120)	2%	(74)	–%
Effect of other permanent items	5	–%	30	–%	(82)	–%
Effect of Acquisition of intangible assets	–	–%	–	–%	35,595	(27)%
Effect of stock compensation	27	–%	–	–%	3,147	(3)%
Change in valuation allowance	3,991	(22)%	12,036	(18)%	2,983	(2)%
Reduction of NOL’s due to Section 382 Limitations	-	–%	11,552	(17)%	3,018	(2)%
Other	98	-	-	-	-	-
	$-	–%	$(302)	–%	$–	-%

The components of deferred income tax assets (liabilities) were as follows (in thousands):

	For the Two Months Ended December 31,	For the Years Ended October 31,
	2018	2018	2017
Impairment of development costs	$–	$7	$–
Depreciation and amortization	(533)	(546)	95
Compensation expense not deductible until options are exercised	12,543	10,529	4,553
All other temporary differences	236	382	248
Net operating loss carry forward	10,526	8,455	3,158
Less valuation allowance	(22,772)	(18,827)	(8,054)
Deferred tax asset (liability)	$–	$–	$–

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

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. Due to the change in tax law, all losses post 2018 will have an unlimited carryforward period (but can only utilize 80% max per year). All prior net operating losses still have the same carryforward limit of 20 years. The net operating loss carryforwards available for income tax purposes at December 31, 2018 amounts to approximately $47.3 million and expires between 2038 and 2039 for federal income taxes, and approximately $25.5 million for state income taxes, which primarily expires between 2032 and 2033.

The Company files income tax returns in the U.S. and various states As of December 31, 2018, the Company had no unrecognized tax benefits, which would impact its tax rate if recognized. As of October 31, 2018, the Company had no accrual for the potential payment of penalties. As of December 31, 2018, the Company was not subject to any U.S. federal, and state tax examinations. The Company’s U.S. federal tax returns have been examined for tax years through 2011 with the results of such examinations being reflected in the Company’s results of operations as of October 31, 2013. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months.

15. LOSS PER SHARE

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	December 31,	October 31,
	2018	2018	2017
Shares issuable upon conversion of preferred stock	–	–	9,307,904
Shares issuable upon exercise of warrants	–	–	322,727
Shares issuable upon exercise of stock options	6,499,885	6,080,505	3,818,530
Non-vested shares under restricted stock grants	651,110	673,960	227,132

16. COMMITMENTS AND CONTINGENCIES

Contingencies

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff. On November 28, 2018, the Court consolidated the Moreno and Lawi cases under the caption In re PolarityTE, Inc. Securities Litigation (the “Consolidated Securities Litigation”), and requested the appointment of the plaintiff in Lawi as the lead plaintiff. On January 16, 2019, the Court granted the motion of Yedid Lawi for appointment as lead plaintiff, and on February 1, 2019, the Court granted the lead plaintiff’s motion for approval of lead counsel and liaison counsel. The Court ordered that the lead plaintiff file and serve a consolidated complaint no later than 60 days after February 1, 2019, the defendants shall have 60 days after filing and service of the consolidated complaint to answer or otherwise respond, and the lead plaintiff must file a motion for class certification that within 90 days of service of the consolidated complaint. The Company believes the allegations in the Moreno Complaint and Lawi Complaint are without merit, and intends to defend the litigation, vigorously. The Company expects its first response will be to file a motion to dismiss after the lead plaintiff files and serves the consolidated complaint. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

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

In the ordinary course of business, we may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, regulatory compliance, and other matters. Except as noted above, at December 31, 2018, we were not party to any legal or arbitration proceedings that may have significant effects on our financial position or results of operations. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

During November 2018, the Company entered into a capital lease agreement for laboratory equipment. The lease commencement date is January 1, 2019, at which time the Company will gain control of the asset. During the two months ended December 31, 2018, the Company made payments towards the lease of $535,000. The payments are recorded on the balance sheet in other assets and will be reclassified as a lease asset to property and equipment at the time the lease commences.

The following schedule summarizes the future minimum lease payments for operating and capital leases at December 31, 2018 (in thousands):

	Operating leases	Capital leases
Year ended December 31, 2019	$1,895	$66
Year ended December 31, 2020	1,819	58
Year ended December 31, 2021	1,455	55
Year ended December 31, 2022	1,216	28
	$6,385	$207

Rent expense for the two months ended December 31, 2018, and the fiscal years ended October 31, 2018 and 2017 was $357,000, $1.4 million and $222,000, respectively.

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

17. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Cohen LLC identified two associated entities that may wish to occupy an additional 2,753 square feet of space in the office. Under the terms of the sublease Cohen LLC can add this additional space to the 1,220 square feet occupied, which would bring the total space occupied by us and Cohen LLC to 6,028 square feet. Because a portion of the additional space subleased to Cohen LLC is less private and attractive, the Company agreed to reduce the overall annual lease rate for the Cohen LLC space to $58.60 per square foot, which means the Company will be paying an annual lease rate for the space the Company uses of $62.70. Assuming Cohen LLC subleases the additional office space, our annual lease payment to the lessor would be $361,680, and Cohen LLC would pay to the Company $232,830 under the sublease. During the two months ended December 31, 2018, the Company recognized $21,000 of sublease income related to this agreement. As of December 31, 2018, there were no amounts due from the related party.

In August 2018 David Seaburg was elected by the Board of Directors to serve as a director of the Company. Subsequently the Company entered into a written consulting agreement with Mr. Seaburg pursuant to which he will provide investor relations and other services to the Company over a period of two years for a fee consisting of (i) quarter-annual cash payment of $10,000, (ii) 60,000 restricted stock units issued under the Company equity incentive plan that vest in four equal installments every six months during the term of the agreement subject to continued service, and (iii) an annual award under the Company equity incentive plan of options exercisable over a term of 10 years to purchase common stock in number equal to the number of shares of common stock with a value of $150,000 at the time of the award based on a Black-Scholes calculation. During the two months ended December 31, 2018, the Company made no payments to Mr. Seaburg for consulting services. The total value of Mr. Seaburg’s agreement is approximately $1.7 million, which will be recognized as expense over the 24-month consulting period. Under this agreement, the Company recognized approximately $233,000 of expense during the two months ended December 31, 2018 and $324,000 of expense during the fiscal year ended October 31, 2018. The agreement terminated effective March 11, 2019, when he joined the Company as President of Corporate Development.

18. DISCONTINUED OPERATIONS

On June 23, 2017, the Company sold Majesco Entertainment Company, a Nevada corporation and wholly-owned subsidiary of the Company (“Majesco Sub”) to Zift Interactive LLC (“Zift”), a Nevada limited liability company pursuant to a purchase agreement. The results of operations from the discontinued business for the two months ended December 31, 2018 and the fiscal years ended October 31, 2018 and 2017 are as follows (in thousands):

	For the Two Months Ended December 31,	For the Years Ended October 31,
	2018	2018	2017
Revenues	$–	$–	$558
Expenses	–	–	1,007
Loss from discontinued operations	$–	$–	$(449)

Gain on sale of discontinued operations	$–	$–	$100

The cash flows from the discontinued business for the two months ended December 31, 2018 and the fiscal years ended October 31, 2018 and 2017 are as follows (in thousands):

	For the Two Months Ended December 31,	For the Years Ended October 31,
	2018	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from discontinued operations	$–	$–	$(349)
Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
Depreciation and amortization	–	–	11
Stock based compensation expense	–	–	1,118
Amortization of capitalized software development costs and license fees	–	–	50
Gain on sale of Majesco Sub	–	–	(100)
Changes in operating assets and liabilities:
Accounts receivable	–	–	113
Accounts payable and accrued expenses	–	–	(810)
Net cash provided by discontinued operating activities	$–	$–	$33

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of Majesco Sub	$10	$60	$25
Net cash provided by discontinued investing activities	$10	$60	$25

19. SEGMENT REPORTING

The Company’s operations involve products and services which are managed separately. Accordingly, it operates in two segments: 1) regenerative medicine and 2) contract services.

Certain information concerning our segments for the two months ended December 31, 2018 and the fiscal years ended October 31, 2018 and 2017 is presented in the following table (in thousands):

	For the Two Months Ended December 31,	For the Years Ended October 31,
	2018	2018	2017
Net revenues:
Reportable segments:
Regenerative medicine	$210	$689	$–
Contract services	463	874	–
Total net revenues	$673	$1,563	$–

Net loss:
Reportable segments:
Regenerative medicine	$(18,352)	$(65,219)	$(130,480)
Contract services	(66)	(222)	–
Discontinued operations	–	–	(349)
Total net loss	$(18,418)	$(65,441)	$(130,829)

	As of December 31, 2018	As of October 31, 2018	As of October 31, 2017
Identifiable assets employed:
Reportable segments:
Regenerative medicine	$74,795	$82,512	$20,152
Contract services	5,371	5,330	–
Discontinued operations	–	–	–
Total assets	$80,166	$87,842	$20,152

20. TRANSITION PERIOD COMPARATIVE FINANCIALS (UNAUDITED)

Consolidated statements of operations for the two months ended December 31, 2017 is as follows:

For the Two Months Ended December 31,
2017
(Unaudited)
Net revenues	$13
Cost of sales	1
Gross profit	12

Operating costs and expenses
Product research and development	4,930
General and administrative	7,979
Total operating costs and expenses	12,909
Operating loss	(12,897)

Other income (expense)
Interest income	18
Change in fair value of derivatives	1,964
Net loss	(10,915)
Deemed dividend – accretion of discount on Series F preferred stock	(593)
Deemed dividend – exchange of Series F preferred stock	(182)
Net loss attributable to common stockholders	$(11,690)

Net loss per share, basic and diluted:
Net loss	$(1.68)
Deemed dividend – accretion of discount on Series F preferred stock	(0.09)
Deemed dividend – exchange of Series F preferred stock	(0.03)
Net loss attributable to common stockholders	$(1.80)
Weighted average shares outstanding, basic and diluted:	6,496,841

21. SUBSEQUENT EVENTS

On March 1, 2019, the Company was informed it is the subject of an SEC investigation, and it is unable to make any prediction regarding the outcome of the investigation at this time.

