Form 10-Q
period 2019-03-31
POLARITYTE, INC.
filed 2019-05-10
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission File No. 000-51128

POLARITYTE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

123 Wright Brothers Drive

Salt Lake City, UT 84116

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (800) 560-3983

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.001	PTE	Nasdaq Capital Market

As of May 3, 2019, there were 24,722,212 shares of the Registrant’s common stock outstanding.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Risks and uncertainties are inherent in forward-looking statements. Furthermore, such statements may be based on assumptions that fail to materialize or prove incorrect. Consequently, our business development, operations, and results could differ materially from those expressed in forward-looking statements made in this Quarterly Report. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the initiation, timing, progress, and results of our research and development programs;

●	the timing or success of commercialization of our products;

●	the pricing and reimbursement of our products;

●	the initiation, timing, progress, and results of our preclinical and clinical studies;

●	the scope of protection we can establish and maintain for intellectual property rights covering our product candidates and technology;

●	estimates of our expenses, future revenues, and capital requirements;

●	our need for, and ability to obtain, additional financing in the future;

●	our ability to comply with regulations applicable to the manufacture, marketing, sale and distribution of our products;

●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

●	our views about our prospects in ongoing litigation and SEC investigation;
●	developments relating to our competitors and industry; and

●	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors of our Transition Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2019.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$34,948	$55,673
Short-term investments	9,706	6,162
Accounts receivable	788	712
Inventory	309	336
Prepaid expenses and other current assets	1,844	1,432
Total current assets	47,595	64,315
Non-current assets:
Property and equipment, net	16,528	13,736
Operating lease right-of-use assets	4,960	–
Intangible assets, net	873	924
Goodwill	278	278
Other assets	378	913
Total non-current assets	23,017	15,851
TOTAL ASSETS	$70,612	$80,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,344	$6,508
Other current liabilities	2,550	316
Current portion of long-term note payable	529	529
Deferred revenue	90	170
Total current liabilities	8,513	7,523
Long-term note payable, net	494	479
Operating lease liabilities	3,566	–
Other long-term liabilities	1,446	131
Total liabilities	14,019	8,133

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock - 25,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	–	–
Common stock - $.001 par value; 250,000,000 shares authorized; 21,749,239 and 21,447,088 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	22	21
Additional paid-in capital	424,955	414,840
Accumulated other comprehensive income	53	36
Accumulated deficit	(368,437)	(342,864)
Total stockholders’ equity	56,593	72,033
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,612	$80,166

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Net revenues
Products	$297	$3
Services	1,168	–
Total net revenues	1,465	3
Cost of sales:
Products	273	1
Services	503	–
Total costs of sales	776	1
Gross profit	689	2
Operating costs and expenses
Research and development	5,352	5,572
General and administrative	17,195	7,573
Sales and marketing	3,953	–
Total operating costs and expenses	26,500	13,145
Operating loss	(25,811)	(13,143)
Other income (expense)
Interest income, net	70	36
Other income, net	168	–
Change in fair value of derivatives	–	1,850
Loss on extinguishment of warrant liability	–	(520)
Net loss	(25,573)	(11,777)
Deemed dividend – accretion of discount on Series F preferred stock	–	(698)
Deemed dividend – exchange of Series F preferred stock	–	(7,057)
Cumulative dividends on Series F preferred stock	–	(191)
Net loss attributable to common stockholders	$(25,573)	$(19,723)
Net loss per share, basic and diluted:
Net loss	$(1.18)	$(1.26)
Deemed dividend – accretion of discount on Series F preferred stock	–	(0.07)
Deemed dividend – exchange of Series F preferred stock	–	(0.75)
Cumulative dividends on Series F preferred stock	–	(0.02)
Net loss attributable to common stockholders	$(1.18)	$(2.10)
Weighted average shares outstanding, basic and diluted:	21,594,699	9,377,211

The accompanying notes are an integral part of these condensed consolidated financial statements

5

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(25,573)	$(11,777)
Other comprehensive income:
Unrealized gain on available-for-sale securities	17	–
Comprehensive loss	$(25,556)	$(11,777)

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
December 31, 2018	21,447,088	$21	$414,840	$36	$(342,864)	$72,033
Stock-based compensation expense	–	–	10,327	–	–	10,327
Stock option exercises, net	228,937	1	1,126	–	–	1,127
Vesting of restricted stock units, net	73,214	–	–	–	–	–
Shares withheld for tax withholding on vesting of restricted stock	–	–	(1,338)	–	–	(1,338)
Other comprehensive income	–	–	–	17	–	17
Net loss	–	–	–	–	(25,573)	(25,573)
March 31, 2019	21,749,239	$22	$424,955	$53	$(368,437)	$56,593

	For the Three Months Ended March 31, 2018
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
December 31, 2017	1,656,838	$109,104	7,082,836	$7	$157,395	$(269,920)	$(3,414)
Issuance of common stock in connection with:
Conversion of Series A preferred stock to common stock	(1,602,099)	(391)	363,036	–	391	–	–
Conversion of Series B preferred stock to common stock	(47,689)	(4,020)	794,820	1	4,019	–	–
Conversion of Series E preferred stock to common stock	(7,050)	(104,693)	7,050,000	7	104,686	–	–
Exchange of Series F preferred stock and dividends to common stock	–	–	1,003,393	1	13,060	–	13,061
Extinguishment of warrant liability	–	–	151,871	–	3,045	–	3,045
Stock-based compensation expense	–	–	–	–	7,445	–	7,445
Deemed dividend – accretion of discount on Series F preferred stock	–	–	–	–	(698)	–	(698)
Cumulative dividends on Series F preferred stock	–	–	–	–	(191)	–	(191)
Series F preferred stock dividends paid in common stock	–	–	11,708	–	306	–	306
Net loss	–	–	–	–	–	(11,777)	(11,777)
March 31, 2018	–	$–	16,457,664	$16	$289,458	$(281,697)	$7,777

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,573)	$(11,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	10,289	7,445
Change in fair value of derivatives	–	(1,850)
Depreciation and amortization	676	318
Loss on extinguishment of warrant liability	–	520
Amortization of intangible assets	51	–
Amortization of debt discount	15	–
Change in fair value of contingent consideration	20	–
Other non-cash adjustments	(7)	–
Changes in operating assets and liabilities:
Accounts receivable	(76)	–
Inventory	27	–
Prepaid expenses and other current assets	(412)	(108)
Operating lease right-of-use assets	355	–
Other assets	–	(137)
Accounts payable and accrued expenses	(1,929)	1,648
Other current liabilities	425	–
Deferred revenue	(80)	–
Operating lease liabilities	(343)	–
Other long-term liabilities	(4)	–
Net cash used in operating activities	(16,566)	(3,941)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,539)	(3,042)
Purchase of available-for-sale securities	(5,220)	–
Proceeds from maturities of available-for-sale securities	1,700	–
Net cash used in investing activities	(5,059)	(3,042)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	1,127	–
Payment of contingent consideration liability	(109)	–
Principal payments on financing leases	(118)	–
Net cash provided by financing activities	900	–
Net (decrease) in cash and cash equivalents	(20,725)	(6,983)

Cash and cash equivalents - beginning of period	55,673	12,517
Cash and cash equivalents - end of period	$34,948	$5,534

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series A, B, E preferred stock to common stock	$–	$109,104
Exchange of Series F preferred stock for common stock	–	13,061
Extinguishment of warrant liability	–	2,525
Unpaid liability for acquisition of property and equipment	170	363
Deemed dividend – accretion of discount on Series F preferred stock	–	698
Cumulative dividends on Series F preferred stock	–	191
Series F preferred stock dividends paid in common stock	–	306
Unpaid tax liability related to net share settlement of restricted stock units	1,338	–
Unrealized gain on short-term investments and cash equivalents	17	–
Reclassification of stock based compensation expense that was previously classified as a liability to paid-in capital	38	–

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

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

Change in Fiscal Year end. On January 11, 2019, the Board approved an amendment to the Restated Bylaws of the Company changing the Company’s fiscal year end from October 31 to December 31. As such, the end of the quarters in the new fiscal year do not coincide with the end of the quarters in the Company’s previous fiscal years. The Company made this change to align its fiscal year end with other companies within its industry.

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the two-month period ended December 31, 2018 included in the Company’s Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 18, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements is the extent of progress toward completion of contracts, stock-based compensation, the valuation allowances for deferred tax benefits, and the valuation of tangible and intangible assets included in acquisitions. Actual results could differ from those estimates.

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

Investments. Investments in debt securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Realized gains and losses are included in other income, net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income, net. Investments with original maturities of greater than three months but less than one year from the date of purchase are classified as current. Investments with original maturities of greater than one year from the date of purchase are classified as non-current.

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

Leases. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the term of the lease and interest expense associated with its finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

The Company has lease agreements with lease and non-lease components. As allowed under Topic 842, the Company has elected not to separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has also elected not to apply the recognition requirement of Topic 842 to leases with a term of 12 months or less for all classes of assets.

Stock- Based Compensation. The Company measures all stock-based compensation to employees using a fair value method and records such expense in general and administrative and research and development expenses. Compensation expense for stock options with cliff vesting is recognized on a straight-line basis over the vesting period of the award, based on the fair value of the option on the date of grant. For stock options with graded vesting, the Company recognizes compensation expense over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards.

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

The accounting for non-employee options and restricted stock is similar to that of employees. Stock-based compensation expense for nonemployee services has historically been subject to remeasurement at each reporting date as the underlying equity instruments vest and was recognized as an expense over the period during which services are received. Upon the adoption of ASU 2018-07, Compensation – Stock Compensation on January 1, 2019, the valuation was fixed at the implementation date and will be recognized as an expense on a straight-line basis over the remaining service period.

Revenue Recognition. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

In the regenerative medicine products segment, the Company records products revenues primarily from the sale of its regenerative tissue products. The Company sells its products to healthcare providers, primarily through direct sales representatives. Products revenues consists of a single performance obligation that the Company satisfies at a point in time. In general, the Company recognizes products revenues upon delivery to the customer.

In the contract services segment, the Company records service revenues from the sale of its contract research services, which includes delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consist of a single performance obligation that the Company satisfies over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This requires the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed. Generally, a portion of the payment is due upfront and the remainder upon completion of the study, with most studies completing in less than a year. As of March 31, 2019 and December 31, 2018, the Company had unbilled receivables of $225,000 and $157,000 and deferred revenue of $90,000 and $170,000 respectively. The unbilled receivables balance is included in consolidated accounts receivable. Revenues of $151,000 was recognized during the three months ended March 31, 2019 that was included in the deferred revenue balance as of December 31, 2018.

Costs to obtain the contract are incurred for products revenues as they are shipped and are expensed as incurred.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

On January 1, 2019 the Company adopted ASU 2016-02, Leases (ASC 842) and related amendments, which require lease assets and liabilities to be recorded on the balance sheet for leases with terms greater than twelve months. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. The standard was adopted using the modified retrospective transition approach by applying the new standard to all leases existing at the date of the initial application and not restating comparative periods.

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019. The impact of the adoption of ASC 842 on the accompanying Condensed Consolidated Balance Sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of ASC 842	January 1, 2019
Operating lease right-of-use assets	$–	$5,305	$5,305
Liabilities:
Operating lease liabilities	$–	$3,948	$3,948
Other current liabilities	316	1,432	1,748
Accounts payable and accrued expenses	6,508	(75)	6,433

The adjustments due to the adoption of ASC 842 related to the recognition of operating lease right-of-use assets and operating lease liabilities for the existing operating leases. A cumulative-effect adjustment to beginning accumulated deficit was not required.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. The standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3. LIQUIDITY

The Company has experienced recurring losses and cash outflows from operating activities. For the three months ended March 31, 2019 and 2018, the Company incurred net losses of $25.7 million and $11.8 million, respectively, with cash used in operating activities of $16.6 million and $3.9 million, respectively.

On April 10, 2019, the Company completed an underwritten offering with Cantor Fitzgerald & Co., as underwriter, providing for the issuance and sale of 3,418,918 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $8.51 per share, for net proceeds of approximately $28.7 million, after deducting offering expenses payable by the Company.

Based upon the current status of the Company’s product development and commercialization plans, the Company believes that its existing cash, cash equivalents and short-term investments will be adequate to satisfy its capital needs for at least the next 12 months from the date of filing. However, the Company anticipates needing substantial additional financing to continue clinical deployment and commercialization of its lead product SkinTE, development of its other product candidates, and scaling the manufacturing capacity for its products and product candidates and prepare for commercial readiness. However, the Company will continue to pursue fundraising opportunities when available, but such financing may not be available in the future on terms favorable to the Company, if at all. If adequate financing is not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its product development programs. The Company plans to meet its capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales and future collaborations. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

4. FAIR VALUE

In accordance with ASC 820, Fair Value Measurements and Disclosures, financial instruments were measured at fair value using a three-level hierarchy which maximizes use of observable inputs and minimizes use of unobservable inputs:

●	Level 1: Observable inputs such as quoted prices in active markets for identical instruments. This methodology applies to our Level 1 investments, which are composed of money market funds.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the market. This methodology applies to our Level 2 investments, which are composed of corporate debt securities, commercial paper, and U.S. government debt securities.

●	Level 3: Significant unobservable inputs supported by little or no market activity. Financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, for which determination of fair value requires significant judgment or estimation. This methodology applies to our Level 3 financial instruments, which are composed of contingent consideration.

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

As discussed in Note 10, both the warrants and the Series F Preferred Shares were exchanged for common stock on March 6, 2018.

The fair value of the bifurcated embedded conversion feature was estimated to be approximately $7.2 million at March 5, 2018, as calculated using the Monte Carlo simulation with the following assumptions:

Series F Conversion Feature
March 5, 2018
Stock price	$20.05
Exercise price	$27.50
Risk-free rate	2.2%
Volatility	88.2%
Term	1.5

The fair value of the warrant liability was estimated to be approximately $2.5 million at March 5, 2018 as calculated using the Monte Carlo simulation with the following assumptions:

Warrant Liability
March 5, 2018
Stock price	$20.05
Exercise price	$30.00
Risk-free rate	2.2%
Volatility	88.2%
Term	1.5

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

	2017 Series F Preferred Stock – Warrant Liability	2017 Series F Preferred Stock – Embedded Derivative	Total Warrant and Derivative Liability
Fair value – December 31, 2017	$3,388	$8,150	$11,538
Change in fair value	(863)	(987)	(1,850)
Exchange / conversion to common shares	$(2,525)	$(7,163)	$(9,688)
Fair value – March 31, 2018	–	–	–

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5	$–	$–	$5
Commercial paper	–	17,332	–	17,332
Corporate debt securities	–	7,992	–	7,992
U.S. government debt securities	–	4,932	–	4,932
Total	$5	$30,256	$–	$30,261
Liabilities:
Contingent consideration	$–	$–	$203	$203
Total	$–	$–	$203	$203

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7	$–	$–	$7
Commercial paper	–	21,392	–	21,392
Corporate debt securities	–	5,448	–	5,448
U.S. government debt securities	–	3,226	–	3,226
Total	$7	$30,066	$–	$30,073
Liabilities:
Contingent consideration	$–	$–	$261	$261
Total	$–	$–	$261	$261

In May 2018, the Company purchased the assets of a preclinical research sciences business and related real estate from Ibex Group, L.L.C., a Utah liability company, and Ibex Preclinical Research, Inc., a Utah corporation (collectively, “IBEX”). The aggregate purchase price was $3.8 million, of which $2.3 million was paid at closing and the balance satisfied by a promissory note payable to IBEX with an initial fair value of $1.2 million and contingent consideration with an initial fair value of $0.3 million

The contingent consideration represents the estimated fair value of future payments due to the Seller of IBEX based on IBEX’s revenue generated from studies quoted prior to but completed after the transaction. Contingent consideration was initially recognized at fair value as purchase consideration and is subsequently remeasured at fair value through earnings. The initial fair value of the contingent consideration was based on the present value of estimated future cash flows using a 20% discount rate. The contingent consideration is the payment of 15% of the actual revenues received for work on any study initiated within 18 months following the closing of the purchase on the basis of certain specific customer prospects that received service proposals prior to the closing, provided that the total payments will not exceed $650,000. Adjustments to the fair value of the contingent consideration liability is included in general and administrative expense in the accompanying consolidated statements of operations.

The following table sets forth the changes in the estimated fair value of our contingent consideration liability (in thousands) which is included in other current liabilities:

Contingent Consideration
Fair value – December 31, 2018	$261
Change in fair value	20
Earned and paid	(78)
Fair value – March 31, 2019	$203

5. CASH EQUIVALENTS AND AVAILABLE FOR SALE MARKETABLE SECURITIES

Cash equivalents and available-for-sale marketable securities consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents:
Money market funds	$5	$–	$–	$5
Commercial paper	15,599	19	–	15,618
U.S. government debt securities	4,926	6	–	4,932
Total cash equivalents (1)	20,530	25	–	20,555
Short-term investments:
Commercial paper	1,708	6	–	1,714
Corporate debt securities	7,970	22	–	7,992
Total short-term investments	9,678	28	–	9,706
Total	$30,208	$53	$–	$30,261

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheet as of March 31, 2019 in addition to $14.4 million of cash.

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents:
Money market funds	$7	$–	$–	$7
Commercial paper	20,648	30	–	20,678
U.S. government debt securities	3,224	2	–	3,226
Total cash equivalents (1)	23,879	32	–	23,911
Short-term investments:
Commercial paper	714	–	–	714
Corporate debt securities	5,444	5	(1)	5,448
Total short-term investments	6,158	5	(1)	6,162
Total	$30,037	$37	$(1)	$30,073

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheet as of December 31, 2018 in addition to $31.8 million of cash.

All investments in debt securities held as of March 31, 2019 and December 31, 2018 had maturities of less than one year. For the three months ended March 31, 2019, the Company recognized no material realized gains or losses on available-for-sale marketable securities.

6. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	March 31, 2019	December 31, 2018
Machinery and equipment	$11,529	$8,276
Land and buildings	2,000	2,000
Computers and software	1,591	1,372
Leasehold improvements	2,174	1,230
Construction in progress	1,604	2,402
Furniture and equipment	470	614
Total property and equipment, gross	19,368	15,894
Accumulated depreciation	(2,840)	(2,158)
Total property and equipment, net	$16,528	$13,736

Depreciation and amortization expense for property and equipment, including assets acquired under financing leases for the three months ended March 31, 2019 and March 31, 2018 was as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
General and administrative expense	$357	$–
Research and development expense	319	318
Total depreciation and amortization expense	$676	$318

7. LEASES

The Company leases facilities and certain equipment under noncancelable leases that expire at various dates through November 2024. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases may include options to extend or terminate the lease at the election of the Company. These optional periods have not been considered in the determination of the right-of-use-assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

As of March 31, 2019, the maturities of our operating and finance lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2019 (excluding the three months ended March 31, 2019)	$1,419	$459
2020	1,815	605
2021	1,458	602
2022	1,216	327
2023	–	255
2024	–	42
Total lease payments	5,908	2,290
Less:
Imputed interest	(860)	(399)
Total	$5,048	$1,891

Supplemental balance sheet information related to leases was as follows (in thousands):

Finance leases
As of March 31, 2019
Finance lease right-of-use assets included within property and equipment, net	$2,472

Current finance lease liabilities included within other current liabilities	$445
Non-current finance lease liabilities included within other long-term liabilities	1,446
Total	$1,891

Operating leases
As of March 31, 2019
Current operating lease liabilities included within other current liabilities	$1,482
Operating lease liabilities – non current	3,566
Total	$5,048

The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease costs included within operating costs and expenses	$482
Finance lease costs:
Amortization of right of use assets	$138
Interest on lease liabilities	23
Total	$161

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$470
Operating cash flows from finance leases	23
Financing cash flows from finance leases	118
Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$1,824
Lease payments made in prior period reclassified to property and equipment	535
Operating leases	9

As of March 31, 2019, the weighted average remaining operating lease term is 3.3 years and the weighted average discount rate used to determine the operating lease liability was 9.90%. The weighted average remaining finance lease term is 4.0 years and the weighted average discount rate used to determine the finance lease liability was 9.68%.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable	$1,967	$2,918
Salaries and other compensation	1,323	1,280
Other accruals	1,302	1,670
Legal and accounting	752	640
Total accounts payable and accrued expenses	$5,344	$6,508

Salaries and other compensation include accrued payroll expense, accrued bonus, and estimated employer 401(k) plan contributions.

Other current liabilities is comprised of the current portion of operating lease liabilities and finance lease liabilities, contingent consideration, and short term debt. The short term debt had a balance of $0.4 million as of March 31, 2019, while the other components are disclosed in the footnotes above.

9. LONG TERM NOTE PAYABLE

In connection with the IBEX Acquisition in May 2018, the Company issued a promissory note payable to the Seller with an initial fair value of $1.2 million. The promissory note has a principal balance of $1.3 million and bears interest at a rate of 3.5% interest per annum. Principal and interest are payable in five equal installments that began on November 3, 2018 and continuing on each six-month anniversary thereafter (“Payment Date”). The promissory note may be prepaid by the Company at any time and becomes due and payable at the earlier of the maturity date of November 3, 2020 or upon an event of default, which includes failure to pay any installment on each Payment Date, breach of any negative covenants, insolvency or bankruptcy. Upon the occurrence of an event of default, the promissory note will bear an accelerated interest rate of 7% per annum from the date of the event of default.

The Company initially recognized the promissory note at its fair value, using an estimated market rate of interest for the Company, which was higher than the promissory note’s stated rate. The result of imputing a market rate of interest resulted in an initial discount to the principal balance of approximately $113,000, which is being amortized to interest expense over the term of the promissory note using the effective interest method. The unamortized debt discount was $53,000 and $68,000 at March 31, 2019 and December 31, 2018, respectively. Amortization of debt discount of $15,000 was included in interest income, net for the three months ended March 31, 2019

10. PREFERRED SHARES AND COMMON SHARES

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

As the Warrants were classified as a liability, the exchange of the Warrants for common shares was recognized as a liability extinguishment. As of March 5, 2018, the fair market value of the 151,871 common shares issued in the Exchange was $3,045,034 and the fair value of the common stock warrant liability was $2,525,567 resulting in a loss on extinguishment of warrant liability of $519,467 during the three months ended March 31, 2018.

The Company recognized accretion of the discount to the stated value of the Series F Preferred Shares of approximately $698,000 during the three months ended March 31, 2018, as a reduction of additional paid-in capital and an increase in the carrying value of the Series F Preferred Shares. The accretion is presented in the Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

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

The shares of Series E Preferred Stock were held by Dr. Denver Lough, the Company’s Chief Executive Officer. On March 6, 2018, the Company entered into a new registration rights agreement (the “Lough Registration Rights Agreement”) with Dr. Lough, pursuant to which the Company agreed to file a registration statement to register the resale of 7,050,000 shares of Common Stock issued upon conversion of the Series E Preferred Shares within six months, to cause such registration statement to be declared effective by the Securities and Exchange Commission as promptly as possible following its filing and, with certain exceptions set forth in the Lough Registration Rights Agreement, to maintain the effectiveness of the registration statement until all of such shares have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act without restriction. On March 14, 2019, the Company’s registration obligation was waived, and the Lough Registration Rights Agreement amended to provide that Dr. Lough may demand registration by written request to the Company. Dr. Lough has not made a demand for filing a registration statement.

On March 7, 2018, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware terminating the Company’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock. As a result, the Company has 25,000,000 shares of authorized and unissued preferred stock as of March 31, 2019 with no designation as to series.

There was no convertible preferred stock outstanding as of March 31, 2019 and December 31, 2018.

11. STOCK-BASED COMPENSATION

For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to restricted stock awards and stock options as follows (in thousands):

	For the Three Months Ended March 31
	2019	2018
General and administrative expense	$9,037	$5,772
Research and development expense	1,084	1,673
Sales and marketing expense	168	-
Total stock-based compensation expense	$10,289	$7,445

Incentive Compensation Plans

2019 Plan

On October 5, 2018, the Company’s Board of Directors (the “Board”) approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,000,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of March 31, 2019, the Company had approximately 2,032,001 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board of Directors (the “Board”) approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 7,300,000 (increased from 3,450,000 in October 2017) shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of March 31, 2019, the Company had approximately 171,767 shares available for future issuances under the 2017 Plan.

2014 Plan

In the fiscal year ended October 31, 2015, the Company adopted the 2014 Plan, an omnibus equity incentive plan administered by the Company’s board of directors, or by one or more committees of directors appointed by the Board, pursuant to which the Company may issue up to 2,250,000 shares of the Company’s common stock under equity-linked awards to certain officers, employees, directors and consultants. The 2014 Plan permits the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted shares, restricted share units, cash awards, or other awards, whether at a fixed or variable price, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof. As of March 31, 2019, the Company had approximately 1,927,453 shares available for future issuances under the 2014 Plan.

Stock Options

A summary of the Company’s employee and non-employee stock option activity for three months ended March 31, 2019 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding – December 31, 2018	6,499,885	$14.02
Granted	578,701	$15.93
Exercised (1)	(283,250)	$3.99
Forfeited	(218,520)	$11.98
Outstanding – March 31, 2019	6,576,816	$14.56
Options exercisable, March 31, 2019	4,233,763	$11.21
Weighted-average grant date fair value of options granted during the three months ended March 31, 2019		$11.44

(1)	The number of exercised options includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

Stock options are generally granted to employees or non-employees at exercise prices equal to the fair market value of the Company’s stock of the day prior to the grant. Stock options generally vest over one to three years and have a term of five to ten years. The total fair value of all options granted during the three months ended March 31, 2019 was approximately $6.6 million. The intrinsic value of options outstanding at March 31, 2019 was $18.5 million. The intrinsic value of options exercised during the three months ended March 31, 2019 was $1.9 million. The weighted average remaining contractual term of outstanding and exercisable options at March 31, 2019 was 8.6 years and 8.1 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2019:

Risk free annual interest rate	2.2%-2.7%
Expected volatility	80.8%-97.5%
Expected term of options (years)	5.0-6.0
Assumed dividends	None

The fair value of employee and non-employee stock option grants is recognized over the vesting period of, generally, one to three years. As of March 31, 2019, there was approximately $17.0 million of unrecognized compensation cost related to non-vested employee and non-employee stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.7 years.

Restricted-stock activity for employees and non-employees for the three months ended March 31, 2019:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested - December 31, 2018	651,110	$23.65
Granted	40,000	16.43
Vested (1)	(129,235)	21.14
Forfeited	(45,000)	24.43
Unvested – March 31, 2019	516,875	23.98

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The total fair value of restricted stock vested during the three months ended March 31, 2019, was approximately $2.7 million.

The value of restricted stock grants is measured based on the fair market value of the Company’s common stock on the date of grant and recognized over the vesting period of, generally, six months to three years. As of March 31, 2019, there was approximately $6.6 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.0 year.

12. INCOME TAXES

The Company has evaluated its income tax positions and determined that no material uncertain tax positions existed at March 31, 2019. The Company does not expect a significant change in its unrecognized tax benefits within the next twelve months.

As of March 31, 2019 and December 31, 2018, the Company maintained a valuation allowance to fully offset its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

The Company files income tax returns in the U.S. Federal and various state and local jurisdictions.

13. LOSS PER SHARE

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	For the Three Months Ended March 31
	2019	2018
Shares issuable upon exercise of stock options	6,576,816	4,814,568
Non-vested shares under restricted stock grants	516,875	199,375

14. COMMITMENTS AND CONTINGENCIES

Contingencies

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Exchange Act and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff. On November 28, 2018, the Court consolidated the Moreno and Lawi cases under the caption In re PolarityTE, Inc. Securities Litigation (the “Consolidated Securities Litigation”), and requested the appointment of the plaintiff in Lawi as the lead plaintiff. On January 16, 2019, the Court granted the motion of Yedid Lawi for appointment as lead plaintiff, and on February 1, 2019, the Court granted the lead plaintiff’s motion for approval of lead counsel and liaison counsel. The Court ordered that the lead plaintiff file and serve a consolidated complaint no later than 60 days after February 1, 2019, the defendants shall have 60 days after filing and service of the consolidated complaint to answer or otherwise respond, and the lead plaintiff must file a motion for class certification within 90 days of service of the consolidated complaint. The Lead Plaintiff filed a consolidated complaint on April 2, 2019, and asserted essentially the same violations of Federal securities laws recited in the original complaints. The Company believes the allegations in the consolidated complaint are without merit, and intends to defend the litigation, vigorously. The Company expects its first response will be to file a motion to dismiss the consolidated complaint. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

In the ordinary course of business, we may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, regulatory compliance, and other matters. Except as noted above, at March 31, 2019, we were not party to any legal or arbitration proceedings that may have significant effects on our financial position or results of operations. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Cohen LLC identified two associated entities that may wish to occupy an additional 2,753 square feet of space in the office. Under the terms of the sublease Cohen LLC can add this additional space to the 1,220 square feet occupied, which would bring the total space occupied by us and Cohen LLC to 6,028 square feet. Because a portion of the additional space subleased to Cohen LLC is less private and attractive, the Company agreed to reduce the overall annual lease rate for the Cohen LLC space to $58.60 per square foot, which means the Company will be paying an annual lease rate for the space the Company uses of $62.70. Assuming Cohen LLC subleases the additional office space, our annual lease payment to the lessor would be $361,680, and Cohen LLC would pay to the Company $232,830 under the sublease. During the three months ended March 31, 2019, the Company recognized $51,000 of sublease income related to this agreement. As of March 31, 2019, there was $28,000 due from the related party under this agreement.

In August 2018 David Seaburg was elected by the Board of Directors to serve as a director of the Company. Subsequently the Company entered into a written consulting agreement with Mr. Seaburg pursuant to which he will provide investor relations and other services to the Company over a period of two years for a fee consisting of (i) quarter-annual cash payment of $10,000, (ii) 60,000 restricted stock units issued under the Company equity incentive plan that vest in four equal installments every six months during the term of the agreement subject to continued service, and (iii) an annual award under the Company equity incentive plan of options exercisable over a term of 10 years to purchase common stock in number equal to the number of shares of common stock with a value of $150,000 at the time of the award based on a Black-Scholes calculation. The agreement terminated effective March 11, 2019, when he joined the Company as President of Corporate Development. Upon termination of the consulting agreement, Mr. Seaburg was issued new awards. The new awards related to his employment were entered into concurrently with the cancellation of the original awards under his consulting agreement. The modification is accounted for by calculating the incremental value of the new award as of the modification date. The incremental value will be expensed over the new award service period while the original value will continue to be expensed over the original term. As of the date the consulting agreement terminated 15,000 restricted stock units were vested and $6,667 of cash payments were accrued. The total value of Mr. Seaburg’s consulting agreement was approximately $1.7 million, which was being recognized as expense over the 24-month consulting period. Under this consulting agreement, the Company recognized approximately $121,000 of expense prior to the termination of the  consulting agreement during the three months ended March 31, 2019.

16. SEGMENT REPORTING

The Company’s current operations involve products and services which are managed separately. Accordingly, it operates in two segments: 1) regenerative medicine and 2) contract services.

There was only one segment for the three months ended March 31, 2018. Certain information concerning our segments for the three months ended March 31, 2019 is presented in the following table (in thousands):

For the Three Months Ended March 31,
2019
Net revenues:
Reportable segments:
Regenerative medicine	$297
Contract services	1,168
Total net revenues	$1,465

Net (loss)/income:
Reportable segments:
Regenerative medicine	$(25,768)
Contract services	195
Total net loss	$(25,573)

17. SUBSEQUENT EVENTS

On April 10, 2019, the Company completed an underwritten offering with Cantor Fitzgerald & Co., as underwriter, providing for the issuance and sale of 3,418,918 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $8.51 per share, for net proceeds of approximately $28.7 million, after deducting offering expenses payable by the Company.

On April 22, 2019, PolarityTE MD, Inc., a subsidiary of PolarityTE, Inc., entered into a sublease agreement with Joseph M. Still Burn Centers, Inc., for 6,307 square feet of manufacturing, laboratory, and office space located at 3647 J. Dewey Grey Circle, Augusta, Georgia (the “Facility”). The initial term of the sublease for the Facility is five years commencing April 22, 2019, and the Company has an option to renew for three years after the initial term and a second option to renew for an additional two years thereafter. The annual base rental rate during the initial term is $9,986 per month, or a total of $119,833 per year, with a 3% annual increase as determined by a third-party fair market value analysis. In addition, the Company is obligated to pay (i) maintenance, repairs, replacements, and restorations to the Facility, (ii) its own utilities, and (iii) its share of operating expenses for the building based on the ratio of space leased by the Company to the total leasable square footage of the building. The Company intends to use the Facility to establish a manufacturing node for SkinTE™, with the potential to manufacture other regenerative tissue products in the Company’s pipeline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q.

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties discussed in the section entitled “Forward-Looking Statements” included at the beginning of this Quarterly Report on Form 10-Q and under Part I, Item 1A. Risk Factors of our Transition Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2019. The risks and uncertainties can cause actual results to differ significantly from those in our forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Segment Reporting

The regenerative medicine business segment over the last year has established and advanced our core “TE” program, which includes our first commercial product, SkinTE. The commercial launch of SkinTE has included the build out of commercial, manufacturing, and corporate structure to support the growth of SkinTE revenue and deployments in 2019 and beyond. This includes equipment, personnel, systems, and leased properties. Research and development continue to expand to advance the product development pipeline.

In May 2018 we acquired assets of a preclinical research and veterinary sciences business and related real estate, which we now operate through our subsidiary, Ibex Preclinical Research, Inc. The aggregate purchase price was $3.8 million, of which $2.3 million was paid at closing and the balance satisfied by a promissory note payable to the Seller with an initial fair value of $1.2 million and contingent consideration with an initial fair value of approximately $0.3 million. As a result, we have significant research facilities and a well-educated and skilled team of scientists and researchers that comprise the contract research segment of our business. These resources are highly beneficial to the work we are doing on our TE products and other research initiatives. We also offer research services to unrelated third parties on a contract basis, which we offer under the trademark POLARITYRD. Contract research services help us defray the costs of maintaining a first-rate research facility and allow us to meet companies pursuing new technologies that may be opportunities for collaborative or strategic relationships going forward.

Research and Development Expenses. Research and development expenses primarily represent employee related costs, including stock compensation, for research and development executives and staff, lab and office expenses and other overhead charges.

General and Administrative Expenses. General and administrative expenses primarily represent employee related costs, including stock compensation, for corporate executive and support staff, general office expenses, professional fees and various other overhead charges. Professional fees, including legal and accounting expenses, typically represent one of the largest components of our general and administrative expenses. These fees are partially attributable to our required activities as a publicly traded company, such as filings with the Securities and Exchange Commission (SEC), and corporate- and business-development initiatives.

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

Goodwill and Intangible Assets. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If the Company concludes otherwise, the first step of the two-step process must be performed. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired and the second step of the impairment test in unnecessary. If the estimated fair value is less than carrying value, the second step of the impairment test must be performed. The second step of the goodwill impairment test would be to record an impairment charge, if any, based on the excess of a reporting unit’s carrying amount over its fair value.

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

Stock Based Compensation. The Company measures all stock-based compensation using a fair value method and records such expense in research and development, general and administrative and sales and marketing expenses. Compensation expense for stock options with cliff vesting is recognized on a straight-line basis over the vesting period of the award, based on the fair value of the option on the date of grant. For stock options with graded vesting, the Company recognizes compensation expense over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards.

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

Leases. On January 1, 2019 the Company adopted ASU 2016-02, Leases (ASC 842) and related amendments, which require lease assets and liabilities to be recorded on the balance sheet for leases with terms greater than twelve months. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. The standard was adopted using the modified retrospective transition approach by applying the new standard to all leases existing at the date of the initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See Note 2 – Summary of Significant Accounting Policies and Note 7 – Leases in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding the adoption.

Results of Operations

Three months ended March 31, 2019 versus three months ended March 31, 2018

Net Revenues. For the three-month period ended March 31, 2019, total net revenues were $1.465 million including net revenues from products sales of $0.3 million from the sale of the Company’s core product SkinTE in the regenerative medicine business segment. Regenerative medicine revenues for the three-month period ended March 31, 2018 were $0.003 million. Net revenues from services sales were $1.168 million from the contract research segment operations driven primarily by the Ibex preclinical research business, which was acquired in the second quarter of 2018 and, therefore, not a contributor to revenue in the first quarter of 2018.

Cost of Sales. For the three-month period ended March 31, 2019, cost of sales was approximately $0.776 million and approximately 53% of net revenues. Products cost of sales were $0.273 million or 92% of products sales due to fixed overhead costs. Services cost of sales were $0.503 million or 43% of service sales. Regenerative medicine cost of sales for the three-month period ended March 31, 2018 were $0.001 million.

Research and Development Expenses. Research and development expenses decreased $0.2 million, or 4%, in the three-month period ended March 31, 2019, compared to the three-month period ended March 31, 2018. The decrease is primarily driven by a shift in mix between commercial and operational infrastructure build out in the current period as well as research and development costs in the prior period.

General and Administrative Expenses. General and administrative expenses increased $9.6 million, or 127%, in the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. The Company expanded its infrastructure to support the commercial launch of SkinTE. The resulting increase in expenses is driven primarily by employee-related costs, including stock-based compensation, salaries, and benefits, and increased outside services expense, including legal and accounting fees and consulting expenses.

Sales and Marketing Expenses. For the three-month period ended March 31, 2019, sales and marketing expenses were $4.0 million. This represents sales personnel and marketing costs primarily driven by the initial regional release of SkinTE. There were no sales personnel and marketing costs during the three-month period ended March 31, 2018.

Other Income (Expenses). For the three-month period ended March 31, 2019, other income (expenses) decreased $1.1 million or 83% compared to the three-month period ended March 31, 2018. This decrease was primarily driven by a change in the fair value of derivatives of $1.9 million recorded, offset by loss on extinguishment of warrant liability of $0.5 million in the three months ended March 31, 2018. There were no warrants outstanding for the three-month period ended March 31, 2019.

Net loss. Net loss for the three-month period ended March 31, 2019 was approximately $25.6 million compared to a net loss of approximately $11.8 million for the three-month period ended March 31, 2018, primarily reflecting the increase in sales and operating expenses driven by expanding operations discussed above.

Liquidity and Capital Resources

As of March 31, 2019, our cash, cash equivalents and short-term investments balance was approximately $44.7 million and our working capital was approximately $39.1 million, compared to cash and cash equivalents and short term investments of $61.8 million and working capital of $56.8 million at December 31, 2018.

As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $368.4 million at March 31, 2019, and approximately $16.6 million net cash used in operating activities for the three-month period then ended. At December 31, 2018, we had an accumulated deficit of approximately $342.9 million and approximately $3.9 million net cash used in operating activities for the three-months ended March 31, 2018.

On April 12, 2018, we completed a public offering of 2,335,937 shares of our common stock at an offering price of $16.00 per share, resulting in net proceeds of $34.6 million, after deducting offering expenses. On June 7, 2018, we completed an underwritten offering of 2,455,882 shares of our common stock at an offering price of $23.65 per share, resulting in net proceeds of approximately $58.0 million, after deducting offering expenses. On April 10, 2019, the Company completed an underwritten offering with Cantor Fitzgerald & Co., as underwriter, providing for the issuance and sale of 3,418,918 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $8.51 per share, for net proceeds of approximately $28.7 million, after deducting offering expenses payable by the Company.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and short-term investments will be adequate to satisfy our capital needs for at least the next 12 months from the date of filing. Nevertheless, it is likely in the future we may need additional financing to continue clinical deployment and commercialization of our TE products, development of our other product candidates, and scaling the manufacturing capacity for our products and product candidates. Accordingly, we will continue to pursue fundraising opportunities when available, however, such financing may not be available on terms favorable to us, if at all. If adequate funds are not available in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our operational or development programs. We plan to meet our future capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales and future collaborations. Failure to generate revenue or raise additional capital as needed in the future would adversely affect our ability to achieve our business objectives.

Our actual capital requirements will depend on many factors, including among other things: our ability to scale the manufacturing for and to commercialize successfully our lead product, SkinTE; the progress and success of clinical evaluation and acceptance of SkinTE; our ability to develop our other product candidates; and the costs and timing of obtaining any required regulatory registrations or approvals. Our statements regarding the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The foregoing factors, along with the other factors described in Part I, Item 1A. Risk Factors of our Transition Report on Form 10-K filed with the SEC on March 18, 2019 will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders, and debt financing, if available, may involve restrictive covenants. If we elect to pursue collaborative arrangements, the terms of such arrangements may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed, and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operation.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash, cash equivalents and short-term investments were approximately $44.7 million as of March 31, 2019, compared to cash and cash equivalents and short term investments of approximately $61.8 million as of December 31, 2018. Working capital was approximately $39.1 million as of March 31, 2019, compared to working capital of approximately $56.8 million as of December 31, 2018.

Operating Cash Flows

Cash used in operating activities for the three-month period ended March 31, 2019, was approximately $16.6 million. Approximately $3.9 million of cash was used in operating activities for the three-month period ended March 31, 2018. The increase in net cash used in operating activities mostly relates to the expansion of infrastructure and sales and marketing expenses related to the commercial launch of SkinTE.

Investing Cash Flows

Cash used in investing activities for the three-month period ended March 31, 2019, was approximately $5.1 million. Cash used in investing activities for the three-month period ended March 31, 2018 amounted to approximately $3.0 million. For the three-month period ended March 31, 2019, the activity relates to the net purchase of available-for-sale securities and the purchase of property and equipment. For the three-month period ended March 31, 2018, the activity relates to the purchase of property and equipment.

Financing Cash Flows

Net cash provided by financing activities for the three-month period ended March 31, 2019, was approximately $0.9 million. There was no cash provided by or used in financing activities for the three-month period ended March 31, 2018. For the three-month period ended March 31, 2019, the activity relates to proceeds from stock options exercised offset by principal payments on finance leases and contingent consideration liability payments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, were not effective due to the material weaknesses in our internal control over financial reporting identified below. To address the material weaknesses, management performed additional analyses and other procedures to determine whether the financial statements included herein fairly present our financial results. Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases, and implemented appropriate changes to its internal controls to support the changes in required reporting, including updated procedures related to lease accounting and contract review controls and added documentation processes related to accounting for the new standard.

There have been no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Two material weaknesses previously identified as of December 31, 2018, continued to exist as of March 31, 2019, which include (1) insufficient internal controls related to information technology general controls in the areas of user access and user provisioning, over certain systems that support the financial reporting process; and (2) ineffective controls related to the documentation and completeness of the Company’s stock-based compensation expense.

Changes in Internal Control over Financial Reporting

We have taken several steps to remediate the material weaknesses identified above. These steps include the following:

●	Stock-Based Compensation System – The Company is in the process of implementing a systemic solution to our stock-based compensation accounting, including internal processes and an external compensation account management tool. The tool was launched during the first quarter of 2019. The system implementation and additional procedures enable the Company to properly document the stock-based compensation expense. The Company expects this issue to be remediated during 2019 after adequate test sampling to evaluate operating effectiveness.
●	IT Systems & Controls – The Company has hired additional IT personnel and adopted access restrictions and protocols to prevent unauthorized access and unauthorized changes to data and records. We are evaluating these changes and whether they address the system control issues

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to legal proceedings for the period ended March 31, 2019 except as noted below.

Shareholder Litigation

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Exchange Act and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff. On November 28, 2018, the Court consolidated the Moreno and Lawi cases under the caption In re PolarityTE, Inc. Securities Litigation (the “Consolidated Securities Litigation”), and requested the appointment of the plaintiff in Lawi as the lead plaintiff. On January 16, 2019, the Court granted the motion of Yedid Lawi for appointment as lead plaintiff, and on February 1, 2019, the Court granted the lead plaintiff’s motion for approval of lead counsel and liaison counsel. The Court ordered that the lead plaintiff file and serve a consolidated complaint no later than 60 days after February 1, 2019, the defendants shall have 60 days after filing and service of the consolidated complaint to answer or otherwise respond, and the lead plaintiff must file a motion for class certification within 90 days of service of the consolidated complaint. The Lead Plaintiff filed a consolidated complaint on Aril 2, 2019, and asserted essentially the same violations of Federal securities laws recited in the original complaints. The Company believes the allegations in the consolidated complaint are without merit, and intends to defend the litigation, vigorously. The Company expects its first response will be to file a motion to dismiss the consolidated complaint. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

Item 6. Exhibits

Except as otherwise noted, the following exhibits are included in this filing:

10.1	Executive Employment Agreement with Richard Hague effective April 8, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

/s/ Denver Lough
Denver Lough
Chief Executive Officer
(Principal Executive Officer)

Date:	March 10, 2019

/s/ Paul Mann
Paul Mann
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 10, 2019

