Form 10-Q
period 2019-06-30
POLARITYTE, INC.
filed 2019-08-08
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, there were 25,824,862 shares of the Registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$45,887	$55,673
Short-term investments	12,342	6,162
Accounts receivable	1,336	712
Inventory	362	336
Prepaid expenses and other current assets	1,918	1,432
Total current assets	61,845	64,315
Non-current assets:
Property and equipment, net	16,200	13,736
Operating lease right-of-use assets	5,454	–
Intangible assets, net	825	924
Goodwill	278	278
Other assets	353	913
Total non-current assets	23,110	15,851
TOTAL ASSETS	$84,955	$80,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,977	$6,508
Other current liabilities	2,646	316
Current portion of long-term note payable	538	529
Deferred revenue	44	170
Total current liabilities	9,205	7,523
Long-term note payable, net	236	479
Operating lease liabilities	3,833	–
Other long-term liabilities	1,315	131
Total liabilities	14,589	8,133

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock - 25,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Common stock - $.001 par value; 250,000,000 shares authorized; 25,218,606 and 21,447,088 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	25	21
Additional paid-in capital	461,491	414,840
Accumulated other comprehensive income	79	36
Accumulated deficit	(391,229)	(342,864)
Total stockholders’ equity	70,366	72,033
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,955	$80,166

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues
Products	$504	$189	$801	$192
Services	822	131	1,990	131
Total net revenues	1,326	320	2,791	323
Cost of sales
Products	342	125	615	126
Services	254	41	757	41
Total cost of sales	596	166	1,372	167
Gross profit	730	154	1,419	156
Operating costs and expenses
Research and development	4,764	2,915	10,116	8,488
General and administrative	15,060	11,290	32,255	18,863
Sales and marketing	3,981	–	7,934	–
Total operating costs and expenses	23,805	14,205	50,305	27,351
Operating loss	(23,075)	(14,051)	(48,886)	(27,195)
Other income (expenses)
Interest income, net	29	51	99	88
Other income, net	254	–	422	–
Change in fair value of derivatives	–	–	–	1,850
Loss on extinguishment of warrant liability	–	–	–	(520)
Net loss	(22,792)	(14,000)	(48,365)	(25,777)
Deemed dividend – accretion of discount on Series F preferred stock	–	–	–	(698)
Deemed dividend – exchange of Series F preferred stock	–	–	–	(7,057)
Cumulative dividends on Series F preferred stock	–	–	–	(191)
Net loss attributable to common stockholders	$(22,792)	$(14,000)	$(48,365)	$(33,723)

Net loss per share, basic and diluted:
Net loss	$(0.92)	$(0.74)	$(2.09)	$(1.82)
Deemed dividend – accretion of discount on Series F preferred stock	–	–	–	(0.05)
Deemed dividend – exchange of Series F preferred stock	–	–	–	(0.50)
Cumulative dividends on Series F preferred stock	–	–	–	(0.01)
Net loss attributable to common stockholders	$(0.92)	$(0.74)	$(2.09)	$(2.38)
Weighted average shares outstanding, basic and diluted:	24,768,453	18,944,964	23,190,343	14,187,518

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(22,792)	$(14,000)	$(48,365)	$(25,777)
Other comprehensive income:
Unrealized gain on available-for-sale securities	26	–	43	–
Comprehensive loss	$(22,766)	$(14,000)	$(48,322)	$(25,777)

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	For the three and six months ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
December 31, 2018	21,447,088	$21	$414,840	$36	$(342,864)	$72,033
Stock-based compensation expense	–	–	10,327	–	–	10,327
Stock option exercises	283,250	1	528	–	–	529
Vesting of restricted stock units	100,912	–	–	–	–	–
Shares withheld for tax withholding	(82,011)	–	(740)	–	–	(740)
Other comprehensive income	–	–	–	17	–	17
Net loss	–	–	–	–	(25,573)	(25,573)
March 31, 2019	21,749,239	$22	$424,955	$53	$(368,437)	$56,593
Proceeds received from issuance of common stock, net of issuance costs of $1,146	3,418,918	3	27,945	–	–	27,948
Stock-based compensation expense	–	–	8,618	–	–	8,618
Stock option exercises	9,167	–	–	–	–	–
Shares issued under the ESPP	7,260	–	35	–	–	35
Vesting of restricted stock units	51,440	–	–	–	–	–
Shares withheld for tax withholding	(17,418)	–	(62)	–	–	(62)
Other comprehensive income	–	–	–	26	–	26
Net loss	–	–	–	–	(22,792)	(22,792)
June 30, 2019	25,218,606	$25	$461,491	$79	$(391,229)	$70,366

	For the three and six months ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
December 31, 2017	1,656,838	$109,104	7,082,836	$7	$157,395	$(269,920)	$(3,414)
Issuance of common stock in connection with:
Conversion of Series A preferred stock to common stock	(1,602,099)	(391)	363,036	–	391	–	–
Conversion of Series B preferred stock to common stock	(47,689)	(4,020)	794,820	1	4,019	–	–
Conversion of Series E preferred stock to common stock	(7,050)	(104,693)	7,050,000	7	104,686	–	–
Exchange of Series F preferred stock and dividends to common stock	–	–	1,003,393	1	13,060	–	13,061
Extinguishment of warrant liability	–	–	151,871	–	3,045	–	3,045
Stock-based compensation expense	–	–	–	–	7,445	–	7,445
Deemed dividend – accretion of discount on Series F preferred stock	–	–	–	–	(698)	–	(698)
Cumulative dividends on Series F preferred stock	–	–	–	–	(191)	–	(191)
Series F preferred stock dividends paid in common stock	–	–	11,708	–	306	–	306
Net loss	–	–	–	–	–	(11,777)	(11,777)
March 31, 2018	–	$–	16,457,664	$16	$289,458	$(281,697)	$7,777
Proceeds received from issuance of common stock, net of issuance costs of $2,782	–	–	4,791,819	4	92,672	–	92,676
Stock-based compensation expense	–	–	175,887	–	8,344	–	8,344
Stock option exercises	–	–	20,000	–	64	–	64
Net loss	–	–	–	–	–	(14,000)	(14,000)
June 30, 2018	–	$–	21,445,370	$20	$390,538	$(295,697)	$94,861

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,365)	$(25,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	18,907	15,789
Change in fair value of derivatives	–	(1,850)
Depreciation and amortization	1,446	672
Loss on extinguishment of warrant liability	–	520
Amortization of intangible assets	99	33
Amortization of debt discount	28	11
Change in fair value of contingent consideration	(48)	20
Other non-cash adjustments	30	–
Changes in operating assets and liabilities:
Accounts receivable	(624)	(332)
Inventory	(26)	(249)
Prepaid expenses and other current assets	(486)	2
Operating lease right-of-use assets	791	–
Other assets	25	(137)
Accounts payable and accrued expenses	(17)	448
Other current liabilities	367	–
Deferred revenue	(126)	–
Operating lease liabilities	(670)	–
Other long-term liabilities	(120)	89
Net cash used in operating activities	(28,789)	(10,761)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,110)	(4,163)
Purchase of available-for-sale securities	(15,445)	–
Proceeds from maturities of available-for-sale securities	9,278	–
Acquisition of IBEX	–	(2,258)
Net cash used in investing activities	(8,277)	(6,421)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	27,948	92,676
Proceeds from stock options exercised	529	64
Proceeds from ESPP purchase	35	–
Cash paid for tax withholdings related to net share settlement	(636)	–
Payment of contingent consideration liability	(109)	–
Principal payments on financing leases	(225)	–
Principal payments on term note payable	(262)	–
Net cash provided by financing activities	27,280	92,740

Net (decrease) increase in cash and cash equivalents	(9,786)	75,558
Cash and cash equivalents - beginning of period	55,673	12,517
Cash and cash equivalents - end of period	$45,887	$88,075

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series A, B, E preferred stock to common stock	$–	$109,104
Exchange of Series F preferred stock for common stock	–	13,061
Extinguishment of warrant liability	–	2,525
Unpaid liability for acquisition of property and equipment	63	441
Deemed dividend – accretion of discount on Series F preferred stock	–	698
Cumulative dividends on Series F preferred stock	–	191
Series F preferred stock dividends paid in common stock	–	306
Unpaid tax liability related to net share settlement	43	–
Unrealized gain on short-term investments and cash equivalents	43	–
Reclassification of stock-based compensation expense that was previously classified as a liability to paid-in capital	38	–
Contingent consideration for IBEX acquisition	–	278
Contingent consideration earned and recorded in accounts payable	–	30
Note payable issued as partial consideration for IBEX acquisition	–	1,220

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

Segments. The Company’s operations are based in the United States and involve products and services which are managed separately. Accordingly, it operates in two segments: 1) regenerative medicine products and 2) contract services. The Chief Operating Decision Maker (CODM) is our Office of the Chief Executive consisting of the Chief Operating Officer, the Chief Financial Officer, and the President of Corporate Development. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss). Prior to the acquisition of IBEX, the Company operated in one segment.

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

Stock- Based Compensation. The Company measures all stock-based compensation to employees using a fair value method and records such expense in general and administrative and research and development expenses. For stock options with graded vesting, the Company recognizes compensation expense over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards based on the fair value on the date of grant.

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

Research and Development Expenses. Costs incurred for research and development are expensed as incurred.

Nonrefundable advance payments for goods or services that have the characteristics that will be used or rendered for future research and development activities pursuant to executory contractual arrangements with third party research organizations are deferred and recognized as an expense as the related goods are delivered or the related services are performed.

Accruals for Research and Development Expenses and Clinical Trials. As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the timing of various aspects of the expenses. The Company determines accrual estimates by taking into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period.

Prior Quarter Adjustment. Previously reported amounts for the three months ended March 31, 2019 have been corrected in the Company’s Condensed Consolidated Statement of Stockholders’ Equity related to the overstatement of “Stock option exercises, net” offset by the overstatement of “Shares withheld for tax withholding” in the amount of $598,000. The change is due to the Company correcting its accounting for cashless exercises of stock options. Such correction does not impact the ending balance of “Additional paid-in capital” on the Condensed Consolidated Balance Sheets, or “Net loss” on the Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2019. This correction is also reflected in the “Proceeds from stock options exercised” presented in the Cash Flows from Financing Activities and “Changes in operating assets and liabilities: Accounts payable and accrued expenses” presented in the Cash Flows from Operating Activities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019. The Company evaluated this correction considering both quantitative and qualitative factors and concluded it was immaterial to previously issued condensed consolidated financial statements.

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

In the contract services segment, the Company records services revenues from the sale of its contract research services, which includes delivery of preclinical studies and other research services to unrelated third parties. Services revenues generally consist of a single performance obligation that the Company satisfies over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This requires the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed. Generally, a portion of the payment is due upfront and the remainder upon completion of the study, with most studies completing in less than a year. As of June 30, 2019 and December 31, 2018, the Company had unbilled receivables of $220,000 and $157,000 and deferred revenue of $44,000 and $170,000, respectively. The unbilled receivables balance is included in consolidated accounts receivable. Revenues of $164,000 were recognized during the six months ended June 30, 2019 that were included in the deferred revenue balance at the beginning of the period.

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

	December 31, 2018	Adjustments Due to the Adoption of ASC 842	January 1, 2019
Operating lease right-of-use assets	$–	$5,305	$5,305
Liabilities:
Accounts payable and accrued expenses	$6,508	$(75)	$6,433
Other current liabilities	316	1,432	1,748
Operating lease liabilities	–	3,948	3,948

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

3. LIQUIDITY

The Company has experienced recurring losses and cash outflows from operating activities. Since inception through June 30, 2019, the Company has an accumulated deficit of $391.2 million. As of June 30, 2019, the Company had cash and cash equivalents and short-term investments of $58.2 million.

On April 10, 2019, the Company completed an underwritten offering providing for the issuance and sale of 3,418,918 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $8.51 per share, for net proceeds of approximately $27.9 million, after deducting offering expenses payable by the Company.

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

In connection with the offering of Units in September 2017 (see Note 10), the Company issued Series F Preferred Shares and warrants to purchase an aggregate of 322,727 shares of common stock. The Series F Preferred Shares contained an embedded conversion feature that was not clearly and closely related to the identified host instrument and, as such, was recognized as a derivative liability measured at fair value. The Company classified these derivatives on the consolidated balance sheet as a current liability. The warrants were exercisable at $30.00 per share and expire in two years. The warrants were liabilities pursuant to ASC 815. The warrant agreement provided for an adjustment to the number of common shares issuable under the warrant or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock (i.e., stock split); or (c) the Company issues new securities for consideration less than the exercise price. Under ASC 815, warrants that provide for down-round exercise price protection are recognized as derivative liabilities.

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

The fair value of the warrant liability was estimated to be approximately $2.5 million at March 5, 2018 as calculated using the Monte Carlo simulation with the following assumptions:

Warrant Liability
March 5, 2018
Stock price	$20.05
Exercise price	$30.00
Risk-free rate	2.2%
Volatility	88.2%
Term	1.5

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

	2017 Series F Preferred Stock – Warrant Liability	2017 Series F Preferred Stock – Embedded Derivative	Total Warrant and Derivative Liability
Fair value – December 31, 2017	$3,388	$8,150	$11,538
Change in fair value	(863)	(987)	(1,850)
Exchange / conversion to common shares	(2,525)	(7,163)	(9,688)
Fair value – June 30, 2018	$–	$–	$–

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$37	$–	$–	$37
Commercial paper	–	19,984	–	19,984
Corporate debt securities	–	12,342	–	12,342
U.S. government debt securities	–	8,105	–	8,105
Total	$37	$40,431	$–	$40,468
Liabilities:
Contingent consideration	$–	$–	$135	$135
Total	$–	$–	$135	$135

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7	$–	$–	$7
Commercial paper	–	21,392	–	21,392
Corporate debt securities	–	5,448	–	5,448
U.S. government debt securities	–	3,226	–	3,226
Total	$7	$30,066	$–	$30,073
Liabilities:
Contingent consideration	$–	$–	$261	$261
Total	$–	$–	$261	$261

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

The following table sets forth the changes in the estimated fair value of our contingent consideration liability (in thousands) which is included in other current liabilities:

Contingent Consideration
Fair value – December 31, 2018	$261
Change in fair value	(48)
Earned and paid	(78)
Fair value – June 30, 2019	$135

5. CASH EQUIVALENTS AND AVAILABLE FOR SALE MARKETABLE SECURITIES

Cash equivalents and available-for-sale marketable securities consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents:
Money market funds	$37	$–	$–	$37
Commercial paper	19,960	24	–	19,984
U.S. government debt securities	8,074	31	–	8,105
Total cash equivalents (1)	28,071	55	–	28,126
Short-term investments:
Corporate debt securities	12,318	24	–	12,342
Total short-term investments	12,318	24	–	12,342
Total	$40,389	$79	$–	$40,468

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheet as of June 30, 2019 in addition to $17.8 million of cash.

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents:
Money market funds	$7	$–	$–	$7
Commercial paper	20,648	30	–	20,678
U.S. government debt securities	3,224	2	–	3,226
Total cash equivalents (1)	23,879	32	–	23,911
Short-term investments:
Commercial paper	714	–	–	714
Corporate debt securities	5,444	5	(1)	5,448
Total short-term investments	6,158	5	(1)	6,162
Total	$30,037	$37	$(1)	$30,073

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheet as of December 31, 2018 in addition to $31.8 million of cash.

All investments in debt securities held as of June 30, 2019 and December 31, 2018 had maturities of less than one year. For the three and six months ended June 30, 2019, the Company recognized no material realized gains or losses on available-for-sale marketable securities.

6. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	June 30, 2019	December 31, 2018
Machinery and equipment	$11,735	$8,276
Land and buildings	2,000	2,000
Computers and software	1,759	1,372
Leasehold improvements	2,272	1,230
Construction in progress	1,582	2,402
Furniture and equipment	470	614
Total property and equipment, gross	19,818	15,894
Accumulated depreciation	(3,618)	(2,158)
Total property and equipment, net	$16,200	$13,736

Depreciation and amortization expense for property and equipment, including assets acquired under financing leases for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative expense	$407	$9	$764	$9
Research and development expense	363	345	682	663
Total depreciation and amortization expense	$770	$354	$1,446	$672

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

In April 2019, the Company entered into an operating lease to obtain 6,307 square feet of manufacturing, laboratory, and office space. The lease expires April 2024 and requires monthly lease payments subject to annual increases. During the six months ended June 30, 2019, the Company also increased office space under an existing lease, which requires additional monthly lease payments.

As of June 30, 2019, the maturities of our operating and finance lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2019 (excluding the six months ended June 30, 2019)	$1,166	$301
2020	2,114	596
2021	1,731	593
2022	1,345	328
2023	133	253
Thereafter	79	42
Total lease payments	6,568	2,113
Less:
Imputed interest	(917)	(351)
Total	$5,651	$1,762

Supplemental balance sheet information related to leases was as follows (in thousands):

Finance leases
As of June 30, 2019
Finance lease right-of-use assets included within property and equipment, net	$2,280

Current finance lease liabilities included within other current liabilities	$447
Non-current finance lease liabilities included within other long-term liabilities	1,315
Total	$1,762

Operating leases
As of June 30, 2019
Current operating lease liabilities included within other current liabilities	$1,818
Operating lease liabilities – non current	3,833
Total	$5,651

The components of lease expense were as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease costs included within operating costs and expenses	$546	$1,061
Finance lease costs:
Amortization of right of use assets	$170	$309
Interest on lease liabilities	44	67
Total	$214	$376

Supplemental cash flow information related to leases was as follows (in thousands):

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$941
Operating cash flows from finance leases	67
Financing cash flows from finance leases	225
Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$1,824
Lease payments made in prior period reclassified to property and equipment	535
Remeasurement of finance lease liability due to lease modification	(22)
Operating leases	939

As of June 30, 2019, the weighted average remaining operating lease term is 3.2 years and the weighted average discount rate used to determine the operating lease liability was 9.81%. The weighted average remaining finance lease term is 3.8 years and the weighted average discount rate used to determine the finance lease liability was 9.69%.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable	$2,122	$2,918
Salaries and other compensation	1,655	1,280
Legal and accounting	1,382	640
Other accruals	818	1,670
Total accounts payable and accrued expenses	$5,977	$6,508

Salaries and other compensation include accrued payroll expense, accrued bonus, and estimated employer 401(k) plan contributions.

Other current liabilities are comprised of the current portion of operating lease liabilities and finance lease liabilities, contingent consideration, and short-term debt. The short-term debt had a balance of $0.2 million as of June 30, 2019, while the other components are disclosed in the footnotes above.

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

The Company initially recognized the promissory note at its fair value, using an estimated market rate of interest for the Company, which was higher than the promissory note’s stated rate. The result of imputing a market rate of interest resulted in an initial discount to the principal balance of approximately $113,000, which is being amortized to interest expense over the term of the promissory note using the effective interest method. The unamortized debt discount was $41,000 and $68,000 at June 30, 2019 and December 31, 2018, respectively. Amortization of debt discount of $13,000 and $28,000 was included in interest income, net for the three and six months ended June 30, 2019.

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

The warrants issued in connection with the Series F Preferred Shares were determined to be liabilities pursuant to ASC 815. The warrant agreement provided for an adjustment to the number of common shares issuable under the warrant or adjustment to the exercise price, including but not limited to, if: (a) the Company issued shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivided or combined its common stock (i.e., stock split); or (c) the Company issues new securities for consideration less than the exercise price. Prior to the adoption of ASU 2017-11, warrants that provide for down-round exercise price protection were recognized as derivative liabilities.

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

As the Warrants were classified as a liability, the exchange of the Warrants for common shares was recognized as a liability extinguishment. As of March 5, 2018, the fair market value of the 151,871 common shares issued in the Exchange was $3,045,034 and the fair value of the common stock warrant liability was $2,525,567 resulting in a loss on extinguishment of warrant liability of $519,467 during the six months ended June 30, 2018.

The Company recognized accretion of the discount to the stated value of the Series F Preferred Shares of approximately $698,000 during the six months ended June 30, 2018, as a reduction of additional paid-in capital and an increase in the carrying value of the Series F Preferred Shares. The accretion is presented in the Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

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

On March 7, 2018, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware terminating the Company’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock. As a result, the Company has 25,000,000 shares of authorized and unissued preferred stock as of June 30, 2019 with no designation as to series.

There was no convertible preferred stock outstanding as of June 30, 2019 and December 31, 2018.

11. STOCK-BASED COMPENSATION

For the three and six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options and restricted stock awards as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative expense	$6,892	$7,035	$15,929	$12,807
Research and development expense	1,481	1,309	2,565	2,982
Sales and marketing expense	245	–	413	-
Total stock-based compensation expense	$8,618	$8,344	$18,907	$15,789

Incentive Compensation Plans

2019 Plan

On October 5, 2018, the Company’s Board of Directors (the “Board”) approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,000,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of June 30, 2019, the Company had approximately 1,857,972 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board of Directors (the “Board”) approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 7,300,000 (increased from 3,450,000 in October 2017) shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of June 30, 2019, the Company had approximately 374,038 shares available for future issuances under the 2017 Plan.

Stock Options

A summary of the Company’s employee and non-employee stock option activity for the six months ended June 30, 2019 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding – December 31, 2018	6,499,885	$14.02
Granted	767,201	$14.36
Exercised (1)	(292,417)	$3.99
Forfeited	(370,208)	$7.81
Outstanding – June 30, 2019	6,604,461	$14.30
Options exercisable – June 30, 2019	4,567,527	$12.11
Weighted-average grant date fair value of options granted during the six months ended June 30, 2019		$10.28

(1)	The number of exercised options includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

Restricted Stock

A summary of the Company’s employee and non-employee restricted-stock activity for the six months ended June 30, 2019 is presented below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested - December 31, 2018	651,110	$23.65
Granted	75,000	$10.97
Vested (1)	(187,663)	$28.83
Forfeited	(45,000)	$22.46
Unvested – June 30, 2019	493,447	$22.66

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Employee Stock Purchase Plan (ESPP)

In May 2018, the Company adopted the Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 500,000 shares of common stock for purchase under the ESPP. The initial offering period began January 1, 2019 and ended on June 30, 2019 with the first purchase date. Subsequent offering periods will automatically commence on each January 1 and July 1 and will have a duration of six months ending with a purchase date June 30 and December 31 of each year. On each purchase date, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. Total stock-based compensation related to the ESPP for the three and six months ended June 30, 2019 was immaterial to the condensed consolidated financial statements. A total of 7,260 shares of common stock were purchased pursuant to the ESPP during the six months ended June 30, 2019 for total proceeds of $35,000.

12. INCOME TAXES

The Company has evaluated its income tax positions and determined that no material uncertain tax positions existed at June 30, 2019. The Company does not expect a significant change in its unrecognized tax benefits within the next twelve months.

As of June 30, 2019 and December 31, 2018, the Company maintained a valuation allowance to fully offset its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

The Company files income tax returns in the U.S. Federal and various state and local jurisdictions.

13. LOSS PER SHARE

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2019	2018
Stock options	6,604,461	5,523,068
Restricted stock	493,447	332,089

14. COMMITMENTS AND CONTINGENCIES

Contingencies

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Exchange Act and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff. On November 28, 2018, the Court consolidated the Moreno and Lawi cases under the caption In re PolarityTE, Inc. Securities Litigation (the “Consolidated Securities Litigation”), and requested the appointment of the plaintiff in Lawi as the lead plaintiff. On January 16, 2019, the Court granted the motion of Yedid Lawi for appointment as lead plaintiff, and on February 1, 2019, the Court granted the lead plaintiff’s motion for approval of lead counsel and liaison counsel. The Court ordered that the lead plaintiff file and serve a consolidated complaint no later than 60 days after February 1, 2019, the defendants shall have 60 days after filing and service of the consolidated complaint to answer or otherwise respond, and the lead plaintiff must file a motion for class certification within 90 days of service of the consolidated complaint. The Lead Plaintiff filed a consolidated complaint on April 2, 2019 and asserted essentially the same violations of Federal securities laws recited in the original complaints. The Company believes the allegations in the consolidated complaint are without merit, and intends to defend the litigation, vigorously. The Company filed a motion to dismiss the consolidated complaint on June 3, 2019. Plaintiffs’ opposition to the Company’s motion to dismiss was filed on August 2, 2019, and the Company expects to file a reply to the opposition on or about September 13, 2019. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

In the ordinary course of business, we may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, regulatory compliance, and other matters. Except as noted above, at June 30, 2019, we were not party to any legal or arbitration proceedings that may have significant effects on our financial position or results of operations. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

The Company is using 1,648 square feet, and Cohen LLC is using approximately 4,584 square feet as of June 30, 2019. The monthly lease payment for 6,232 square feet is $31,160. Of this amount $22,920 is allocated pro rata to Cohen LLC based on square footage occupied. Additional lease charges for operating expenses and taxes are allocated under the sublease based on the ratio of rent paid by the Company and Cohen LLC to total rent. Once the space is fully occupied, the Company will reduce the overall annual lease rate for the Cohen LLC space to $58.60 per square foot. The Company recognized $51,000 and $126,000 of sublease income related to this agreement for the three and six months ended June 30, 2019, respectively. The sublease income is included in other income, net in the statement of operations. As of June 30, 2019 and December 31, 2018, there was $102,000 and $0 due from the related party under this agreement.

16. SEGMENT REPORTING

The Company’s current operations involve products and services which are managed separately. Accordingly, it operates in two segments: 1) regenerative medicine and 2) contract services.

Certain information concerning our segments for the three and six months ended June 30, 2019 and 2018 is presented in the following table (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues
Reportable segments:
Regenerative medicine	$504	$189	$801	$192
Contract services	822	131	1,990	131
Total net revenues	$1,326	$320	$2,791	$323

Net (loss)/income:
Reportable segments:
Regenerative medicine	$(23,014)	$(13,843)	$(48,782)	$(25,620)
Contract services	222	(157)	417	(157)
Total net loss	$(22,792)	$(14,000)	$(48,365)	$(25,777)

17. SUBSEQUENT EVENTS

On June 28, 2019, the Company entered into amendments of employment agreements with the members of its Office of the Chief Executive, which includes Richard Hague, Chief Operating Officer, Paul Mann, Chief Financial Officer, and David Seaburg, President of Corporate Development. Mr. Hague agreed to reduce his base cash salary by 50% from $370,000 to $185,000 per year over a two-year period beginning July 1, 2019. Mr. Mann agreed to reduce his base cash salary by 50% from $400,000 to $200,000 per year over a two-year period beginning July 1, 2019. Mr. Seaburg agreed to reduce his base cash salary by 50% from $325,000 to $162,500 per year over a two-year period beginning July 1, 2019. For each of them, after the expiration of the two-year period ending June 30, 2021, the term of employment will automatically renew at the pre-July 1, 2019 salary level unless the Company elects to terminate the agreement by written notice given not less than three months prior to June 30, 2021. In consideration for the agreement by each member of the Office of the Chief Executive to reduce his cash salary, the Compensation Committee of the Board of Directors approved granting restricted stock awards to them on July 1, 2019, under the Company’s 2019 Equity Incentive Plan. Mr. Hague’s restricted stock award is for 129,825 common shares that are restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapses with respect to 10,819 shares in August 2019 and the remainder in monthly installments through June 2021. Mr. Mann’s restricted stock award is for 140,351 common shares that are restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapses with respect to 29,240 shares in December 2019 and the remainder in monthly installments through June 2021. Mr. Seaburg’s restricted stock award is for 114,035 common shares that are restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapses with respect to 23,814 shares in December 2019 and the remainder in monthly installments through June 2021.

On August 6, 2019, the Company’s Board of Directors approved the grant of restricted stock awards under the 2019 Equity Incentive Plan to Richard Hague, Chief Operating Officer, Paul Mann, Chief Financial Officer, and David Seaburg, President of Corporate Development. Each of them received an award of 175,000 shares that vests in six installments every six months over a period of three years subject to continued employment.

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

Stock Based Compensation. The Company measures all stock-based compensation using a fair value method and records such expense in research and development, general and administrative and sales and marketing expenses. Compensation Expense for stock options with graded vesting is recognized over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards.

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

Results of Operations

Three months ended June 30, 2019 versus three months ended June 30, 2018

Net Revenues. For the three-month period ended June 30, 2019, total net revenues were $1.3 million. Products revenues from the sale of SkinTE were $0.5 million for the three months ended June 30, 2019 compared to $0.2 million for the three months ended June 30, 2018. Net revenues from services for the three months ended June 30, 2019 were $0.8 million from the contract research segment operations driven primarily by the IBEX preclinical research business. The IBEX business was acquired in May 2018 and contributed $0.1 million to revenue in the three-months ending June 30, 2018.

Cost of Sales. For the three-month period ended June 30, 2019, total cost of sales was approximately $0.6 million and approximately 45% of total net revenues. Products cost of sales were $0.3 million or 68% of products revenues primarily due to fixed overhead costs. Services cost of sales were $0.3 million or 31% of services revenues. Product cost of sales for the three-month period ended June 30, 2018 were $0.1 million or 66% of products revenues. Services cost of sales for the three-month period ended June 30, 2018 were $0.04 million or 31% of services revenues.

Research and Development Expenses. Research and development expenses increased $1.8 million, or 63%, in the three-month period ended June 30, 2019, compared to the three-month period ended June 30, 2018. The increase is primarily driven by an increase in research and clinical support personnel with associated wage and benefits cost year over year.

General and Administrative Expenses. General and administrative expenses increased $3.8 million, or 33%, in the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018. The Company expanded its infrastructure to support the commercial launch of SkinTE. The resulting increase in expenses is driven primarily by employee-related costs, including stock-based compensation, salaries, and benefits, and increased outside services expense, including legal and accounting fees and consulting expenses.

Sales and Marketing Expenses. For the three-month period ended June 30, 2019, sales and marketing expenses were $4.0 million. This represents sales personnel and marketing costs primarily driven by the commercialization of SkinTE. There were no sales personnel and marketing costs during the three-month period ended June 30, 2018.

Other Income (Expenses). For the three-month period ended June 30, 2019, other income (expenses) increased $0.2 million or 455% compared to the three-month period ended June 30, 2018. This increase was due to an increase of other income driven by investment income and rental income.

Net loss. Net loss for the three-month period ended June 30, 2019 was approximately $22.8 million compared to a net loss of approximately $14.0 million for the three-month period ended June 30, 2018, primarily reflecting the increase in operating costs and expenses driven by expanding operations discussed above.

Six months ended June 30, 2019 versus six months ended June 30, 2018

Net Revenues. For the six-month period ended June 30, 2019, total net revenues were $2.8 million. Products revenues from the sale of SkinTE were $0.8 million for the six months ended June 30, 2019 compared to $0.2 million for the six months ended June 30, 2018. Net revenues from services were $2.0 million from the contract research segment operations driven primarily by the Ibex preclinical research business. The IBEX business was acquired in May 2018 and contributed $0.1 million to revenues in the six months ending June 30, 2018.

Cost of Sales. For the six-month period ended June 30, 2019, total cost of sales was approximately $1.4 million and approximately 49% of total net revenues. Products cost of sales were $0.6 million or 77% of products revenues primarily due to fixed overhead costs. Services cost of sales were $0.8 million or 38% of services revenues. Products cost of sales for the six-month period ended June 30, 2018 were $0.1 million.

Research and Development Expenses. Research and development expenses increased $1.6 million, or 19%, in the six-month period ended June 30, 2019, compared to the six-month period ended June 30, 2018. The increase is primarily driven by an increase in research and clinical support personnel with associated wage and benefits cost, offset by a shift in mix between commercial and operational infrastructure build out in the current period as well as research and development costs in the prior period.

General and Administrative Expenses. General and administrative expenses increased $13.4 million, or 71%, in the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. The Company expanded its infrastructure to support the commercial launch of SkinTE. The resulting increase in expenses is driven primarily by employee-related costs, including stock-based compensation, salaries, and benefits, and increased outside services expense, including legal and accounting fees and consulting expenses.

Sales and Marketing Expenses. For the six-month period ended June 30, 2019, sales and marketing expenses were $7.9 million. This represents sales personnel and marketing costs primarily driven by the initial regional release of SkinTE. There were no sales personnel and marketing costs during the six-month period ended June 30, 2018.

Other Income (Expenses). For the six-month period ended June 30, 2019, other income (expenses) decreased $0.9 million or 63% compared to the six-month period ended June 30, 2018. This decrease was primarily driven by a change in the fair value of derivatives of $1.9 million recorded, offset by loss on extinguishment of warrant liability of $0.5 million in the six months ended June 30, 2018. There were no warrants outstanding for the six-month period ended June 30, 2019.

Net loss. Net loss for the six-month period ended June 30, 2019 was approximately $48.4 million compared to a net loss of approximately $25.8 million for the six-month period ended June 30, 2018, primarily reflecting the increase in operating costs and expenses driven by expanding operations discussed above.

Liquidity and Capital Resources

As of June 30, 2019, our cash, cash equivalents and short-term investments balance was approximately $58.2 million and our working capital was approximately $52.6 million, compared to cash and cash equivalents and short-term investments of $61.8 million and working capital of $56.8 million at December 31, 2018.

As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $391.2 million at June 30, 2019, and approximately $28.8 million net cash used in operating activities for the six-month period then ended. At December 31, 2018, we had an accumulated deficit of approximately $342.9 million and approximately $10.8 million net cash used in operating activities for the six-months ended June 30, 2018.

On April 10 and May 6, 2019, the Company completed an underwritten offering providing for the issuance and sale of 3,418,918 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $8.51 per share, for net proceeds of approximately $27.9 million, after deducting offering expenses payable by the Company.

The Company has taken numerous steps to further reduce its cash burn during the three months ended June 30, 2019, including outsourcing various aspects of our business, conducting a thorough budget review by department, enhancing fiscal discipline and prioritizing resource allocation to those areas of the business that are most likely to generate revenue in the near term.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash, cash equivalents and short-term investments were approximately $58.2 million as of June 30, 2019, compared to cash and cash equivalents and short-term investments of approximately $61.8 million as of December 31, 2018. Working capital was approximately $52.6 million as of June 30, 2019, compared to working capital of approximately $56.8 million as of December 31, 2018.

Operating Cash Flows

Cash used in operating activities for the six-month period ended June 30, 2019, was approximately $28.8 million. Approximately $10.8 million of cash was used in operating activities for the six-month period ended June 30, 2018. The increase in net cash used in operating activities mostly relates to the expansion of infrastructure and sales and marketing expenses related to the commercial launch of SkinTE.

Investing Cash Flows

Cash used in investing activities for the six-month period ended June 30, 2019, was approximately $8.3 million. Cash used in investing activities for the six-month period ended June 30, 2018 amounted to approximately $6.4 million. For the six-month period ended June 30, 2019, the activity relates to the net purchase of available-for-sale securities and the purchase of property and equipment. For the six-month period ended June 30, 2018, the activity relates to the purchase of property and equipment and the acquisition of IBEX.

Financing Cash Flows

Net cash provided by financing activities for the six-month period ended June 30, 2019, was approximately $27.3 million. $92.7 million of cash was provided by financing activities for the six-month period ended June 30, 2018. For the six-month period ended June 30, 2019, the activity relates to proceeds from stock options exercised and the Company completed an underwritten offering providing for the issuance and sale of 3,418,918 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $8.51 per share, for net proceeds of approximately $27.9 million, after deducting offering expenses payable by the Company, offset by principal payments on finance leases and contingent consideration liability payments. For the six-month period ended June 30, 2018, the activity relates to a public offering of 2,335,937 shares of our common stock at an offering price of $16.00 per share, resulting in net proceeds of $34.6 million, after deducting offering expenses and another underwritten offering of 2,455,882 shares of our common stock at an offering price of $23.65 per share, resulting in net proceeds of approximately $58.0 million, after deducting offering expenses.

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

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019, our principal executive and financial officers concluded that, as of such date, were not effective due to the material weaknesses in our internal control over financial reporting identified below. To address the material weaknesses, management performed additional analyses and other procedures to determine whether the financial statements included herein fairly present our financial results. Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

Two material weaknesses previously identified as of December 31, 2018, continued to exist as of June 30, 2019, which include (1) insufficient internal controls related to information technology general controls in the areas of user access and user provisioning, over certain systems that support the financial reporting process; and (2) ineffective controls related to the documentation and completeness of the Company’s stock-based compensation expense.

Changes to Internal Control over Financial Reporting

During the second quarter of 2019, we completed the integration of IBEX onto our Enterprise Resource Planning platform thereby enhancing accounting systems and controls. There were no other significant changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have taken several steps to remediate the material weaknesses identified above. These steps include the following:

●	Stock-Based Compensation System – The Company is in the process of implementing a systemic solution to our stock-based compensation accounting, including internal processes and an external compensation account management tool. The tool was launched during the first quarter of 2019 and we continue to run parallel tests, including data reconciliations. The system implementation and additional procedures enable the Company to properly document the stock-based compensation expense. The Company expects this issue to be remediated during 2019 after adequate test sampling to evaluate operating effectiveness.
●	IT Systems & Controls – The Company has hired additional IT personnel and adopted access restrictions and protocols to prevent unauthorized access and unauthorized changes to data and records. We are evaluating these changes and whether they address the system control issues.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Exchange Act and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff. On November 28, 2018, the Court consolidated the Moreno and Lawi cases under the caption In re PolarityTE, Inc. Securities Litigation (the “Consolidated Securities Litigation”), and requested the appointment of the plaintiff in Lawi as the lead plaintiff. On January 16, 2019, the Court granted the motion of Yedid Lawi for appointment as lead plaintiff, and on February 1, 2019, the Court granted the lead plaintiff’s motion for approval of lead counsel and liaison counsel. The Court ordered that the lead plaintiff file and serve a consolidated complaint no later than 60 days after February 1, 2019, the defendants shall have 60 days after filing and service of the consolidated complaint to answer or otherwise respond, and the lead plaintiff must file a motion for class certification within 90 days of service of the consolidated complaint. The Lead Plaintiff filed a consolidated complaint on April 2, 2019 and asserted essentially the same violations of Federal securities laws recited in the original complaints. The Company believes the allegations in the consolidated complaint are without merit, and intends to defend the litigation, vigorously. The Company filed a motion to dismiss the consolidated complaint on June 3, 2019. Plaintiffs’ opposition to the Company’s motion to dismiss was filed on August 2, 2019, and the Company expects to file a reply to the opposition on or about September 13, 2019. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

In the ordinary course of business, we may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, regulatory compliance, and other matters. Except as noted above, at June 30, 2019, we were not party to any legal or arbitration proceedings that may have significant effects on our financial position or results of operations. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Securities

As of June 30, 2019, the Company accepted the exercise in March 2019 of a stock option in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to which the option holder elected Company withholding of the shares required to exercise the option and cover the tax liability associated with the exercise. The option exercise was for the purchase of 9,167 shares at a purchase price of $14.25 per share, and based on a market value of $16.43 on the date of exercise the Company issued a net total of 795 shares of common stock to the option holder, which includes shares withheld for taxes.

Item 6. Exhibits

Except as otherwise noted, the following exhibits are included in this filing:

10.1	Amendment No. 1 to Employment Agreement with Richard Hague dated June 28, 2019
10.2	Amendment No. 1 to Employment Agreement with David Seaburg dated June 28, 2019
10.3	Amendment No. 1 to Employment Agreement with Paul Mann dated June 28, 2019
10.4	Form of Notice and Agreement for Restricted Stock Grant (1)
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a).
31.3	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to Rule 13a-14(b) and Section 1350, Chapter 63 of Title 18, United States Code
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

(1) Form for granting restricted stock awards, including restricted stock awards granted on July 1, 2019 to: (a) Richard Hague, Chief Operating Officer, for 129,825 common shares that are restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapses with respect to 10,819 shares in August 2019 and the remainder in monthly installments through June 2021; (b) Paul Mann, Chief Financial Officer, for 140,351 common shares that are restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapses with respect to 29,240 shares in December 2019 and the remainder in monthly installments through June 2021; and (c) David Seaburg for 114,035 common shares that are restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapses with respect to 23,814 shares in December 2019 and the remainder in monthly installments through June 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

/s/ Paul Mann
Paul Mann
Chief Financial Officer
Duly Authorized Officer

Date:	August 8, 2019

