Form 10-Q
period 2019-09-30
POLARITYTE, INC.
filed 2019-11-12
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, there were 26,985,630 shares of the Registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$27,273	$55,673
Short-term investments	18,675	6,162
Accounts receivable	1,593	712
Inventory	346	336
Prepaid expenses and other current assets	1,306	1,432
Total current assets	49,193	64,315
Property and equipment, net	15,662	13,736
Operating lease right-of-use assets	5,028	–
Intangible assets, net	778	924
Goodwill	278	278
Other assets	353	913
TOTAL ASSETS	$71,292	$80,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$10,233	$6,508
Other current liabilities	2,582	316
Current portion of long-term note payable	538	529
Deferred revenue	134	170
Total current liabilities	13,487	7,523
Long-term note payable, net	247	479
Operating lease liabilities	3,358	–
Other long-term liabilities	1,808	131
Total liabilities	18,900	8,133

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock - 25,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	–	–
Common stock - $.001 par value; 250,000,000 shares authorized; 26,932,764 and 21,447,088 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	27	21
Additional paid-in capital	466,514	414,840
Accumulated other comprehensive income	63	36
Accumulated deficit	(414,212)	(342,864)
Total stockholders’ equity	52,392	72,033
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,292	$80,166

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues
Products	$839	$197	$1,640	$389
Services	556	528	2,546	659
Total net revenues	1,395	725	4,186	1,048
Cost of sales
Products	315	267	930	393
Services	330	400	1,087	441
Total cost of sales	645	667	2,017	834
Gross profit	750	58	2,169	214
Operating costs and expenses
Research and development	2,956	4,111	13,072	12,598
General and administrative	16,044	15,135	48,299	33,998
Sales and marketing	4,988	1,618	12,922	1,618
Total operating costs and expenses	23,988	20,864	74,293	48,214
Operating loss	(23,238)	(20,806)	(72,124)	(48,000)
Other income (expenses)
Interest income, net	27	227	126	314
Other (expense) income, net	228	–	650	–
Change in fair value of derivatives	–	–	–	1,850
Loss on extinguishment of warrant liability	–	–	–	(520)
Net loss	(22,983)	(20,579)	(71,348)	(46,356)
Deemed dividend – accretion of discount on Series F preferred stock	–	–	–	(698)
Deemed dividend – exchange of Series F preferred stock	–	–	–	(7,057)
Cumulative dividends on Series F preferred stock	–	–	–	(191)
Net loss attributable to common stockholders	$(22,983)	$(20,579)	$(71,348)	$(54,302)

Net loss per share, basic and diluted:
Net loss	$(0.87)	$(0.97)	$(2.94)	$(2.80)
Deemed dividend – accretion of discount on Series F preferred stock	–	–	–	(0.04)
Deemed dividend – exchange of Series F preferred stock	–	–	–	(0.43)
Cumulative dividends on Series F preferred stock	–	–	–	(0.01)
Net loss attributable to common stockholders	$(0.87)	$(0.97)	$(2.94)	$(3.28)
Weighted average shares outstanding, basic and diluted:	26,405,307	21,154,661	24,273,774	16,535,419

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(22,983)	$(20,579)	$(71,348)	$(46,356)
Other comprehensive income:
Unrealized (loss)/gain on available-for-sale securities	(16)	–	27	–
Comprehensive loss	$(22,999)	$(20,579)	$(71,321)	$(46,356)

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	For the nine months ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
December 31, 2018	21,447,088	$21	$414,840	$36	$(342,864)	$72,033
Stock-based compensation expense	–	–	10,327	–	–	10,327
Stock option exercises	283,250	1	528	–	–	529
Vesting of restricted stock units	100,912	–	–	–	–	–
Shares withheld for tax withholding	(82,011)	–	(740)	–	–	(740)
Other comprehensive income	–	–	–	17	–	17
Net loss	–	–	–	–	(25,573)	(25,573)
March 31, 2019	21,749,239	$22	$424,955	$53	$(368,437)	$56,593
Proceeds received from issuance of common stock, net of issuance costs of $1,146	3,418,918	3	27,945	–	–	27,948
Stock-based compensation expense	–	–	8,618	–	–	8,618
Stock option exercises	9,167	–	–	–	–	–
Shares issued under the ESPP	7,260	–	35	–	–	35
Vesting of restricted stock units	51,440	–	–	–	–	–
Shares withheld for tax withholding	(17,418)	–	(62)	–	–	(62)
Other comprehensive income	–	–	–	26	–	26
Net loss	–	–	–	–	(22,792)	(22,792)
June 30, 2019	25,218,606	$25	$461,491	$79	$(391,229)	$70,366
Stock-based compensation expense	–	–	5,025	–	–	5,025
Issuance of restricted stock awards	1,590,710	2	(2)	–	–	–
Vesting of restricted stock units	123,448	–	–	–	–	–
Other comprehensive income	–	–	–	(16)	–	(16)
Net loss	–	–	–	–	(22,983)	(22,983)
September 30, 2019	26,932,764	$27	$466,514	$63	$(414,212)	$52,392

	For the nine months ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
December 31, 2017	1,656,838	$109,104	7,082,836	$7	$157,395	$(269,920)	$(3,414)
Issuance of common stock in connection with:
Conversion of Series A preferred stock to common stock	(1,602,099)	(391)	363,036	–	391	–	–
Conversion of Series B preferred stock to common stock	(47,689)	(4,020)	794,820	1	4,019	–	–
Conversion of Series E preferred stock to common stock	(7,050)	(104,693)	7,050,000	7	104,686	–	–
Exchange of Series F preferred stock and dividends to common stock	–	–	1,003,393	1	13,060	–	13,061
Extinguishment of warrant liability	–	–	151,871	–	3,045	–	3,045
Stock-based compensation expense	–	–	–	–	7,445	–	7,445
Deemed dividend – accretion of discount on Series F preferred stock	–	–	–	–	(698)	–	(698)
Cumulative dividends on Series F preferred stock	–	–	–	–	(191)	–	(191)
Series F preferred stock dividends paid in common stock	–	–	11,708	–	306	–	306
Net loss	–	–	–	–	–	(11,777)	(11,777)
March 31, 2018	–	$–	16,457,664	$16	$289,458	$(281,697)	$7,777
Proceeds received from issuance of common stock, net of issuance costs of $2,782	–	–	4,791,819	4	92,672	–	92,676
Stock-based compensation expense	–	–	–	–	8,344	–	8,344
Issuance of restricted stock awards	–	–	175,887	–	–	–	–
Stock option exercises	–	–	20,000	–	64	–	64
Net loss	–	–	–	–	–	(14,000)	(14,000)
June 30, 2018	–	$–	21,445,370	$20	$390,538	$(295,697)	$94,861
Stock-based compensation expense	–	–	–	–	10,453	–	10,453
Issuance of restricted stock awards	–	–	7,613	–	–	–	–
Stock option exercises	–	–	43,516	1	157	–	158
Net loss	–	–	–	–	–	(20,579)	(20,579)
September 30, 2018	–	$–	21,496,499	$21	$401,148	$(316,276)	$84,893

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,348)	$(46,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	23,932	26,242
Change in fair value of derivatives	–	(1,850)
Depreciation and amortization	2,243	1,088
Loss on extinguishment of warrant liability	–	520
Amortization of intangible assets	146	83
Amortization of debt discount	40	30
Change in fair value of contingent consideration	(48)	20
Loss on disposal of property and equipment	265	–
Other non-cash adjustments	3	–
Changes in operating assets and liabilities:
Accounts receivable	(881)	(788)
Inventory	(10)	(238)
Prepaid expenses and other current assets	126	(561)
Operating lease right-of-use assets	1,214	–
Other assets	25	(210)
Accounts payable and accrued expenses	4,095	2,484
Other current liabilities	155	–
Deferred revenue	(36)	116
Operating lease liabilities	(1,142)	–
Other long-term liabilities	571	–
Net cash used in operating activities	(40,650)	(19,420)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,386)	(6,640)
Purchase of available-for-sale securities	(29,002)	–
Proceeds from maturities of available-for-sale securities	14,636	–
Proceeds from sale of available-for-sale securities	1,877	–
Acquisition of IBEX	–	(2,258)
Net cash used in investing activities	(14,875)	(8,898)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	27,948	92,676
Proceeds from stock options exercised	529	222
Proceeds from ESPP purchase	35	–
Cash paid for tax withholdings related to net share settlement	(679)	–
Payment of contingent consideration liability	(109)	(30)
Principal payments on financing leases	(336)	(39)
Principal payments on term note payable	(263)	–
Net cash provided by financing activities	27,125	92,829

Net (decrease) increase in cash and cash equivalents	(28,400)	64,511
Cash and cash equivalents - beginning of period	55,673	12,517
Cash and cash equivalents - end of period	$27,273	$77,028

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series A, B, E preferred stock to common stock	$–	$109,104
Exchange of Series F preferred stock for common stock	–	13,061
Extinguishment of warrant liability	–	2,525
Unpaid liability for acquisition of property and equipment	249	699
Deemed dividend – accretion of discount on Series F preferred stock	–	698
Cumulative dividends on Series F preferred stock	–	191
Series F preferred stock dividends paid in common stock	–	306
Reclassification of stock-based compensation expense that was previously classified as a liability to paid-in capital	38	–
Contingent consideration for IBEX acquisition	–	278
Contingent consideration earned and recorded in accounts payable	–	33
Note payable issued as partial consideration for IBEX acquisition	–	1,220
Property and equipment acquired through finance lease	2,341	141
Property and equipment acquired through financing arrangement	58	–
Unrealized gain on short-term investments	27	–

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

Investments. Investments in debt securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income. Realized gains and losses are included in other income (expenses), net. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income, net. Investments with original maturities of greater than three months but less than one year from the date of purchase are classified as current. Investments with original maturities of greater than one year from the date of purchase are classified as non-current.

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

Leases. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Finance leases are reported in our consolidated balance sheet in property and equipment and other current and long-term liabilities. The short-term portion of operating lease obligations are included in other current liabilities. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the term of the lease and interest expense associated with its finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

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

Stock- Based Compensation. The Company measures all stock-based compensation to employees using a fair value method and records such expense in general and administrative, research and development, and sales and marketing expenses. For stock options with graded vesting, the Company recognizes compensation expense over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards based on the fair value on the date of grant.

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

In the contract services segment, the Company records services revenues from the sale of its contract research services, which includes delivery of preclinical studies and other research services to unrelated third parties. Services revenues generally consist of a single performance obligation that the Company satisfies over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This requires the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed. Generally, a portion of the payment is due upfront and the remainder upon completion of the study, with most studies completing in less than a year. As of September 30, 2019 and December 31, 2018, the Company had unbilled receivables of $222,000 and $157,000 and deferred revenue of $134,000 and $170,000, respectively. The unbilled receivables balance is included in consolidated accounts receivable. Revenues of $170,000 were recognized during the nine months ended September 30, 2019 that were included in the deferred revenue balance at the beginning of the period.

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

3. LIQUIDITY

The Company has experienced recurring losses and cash outflows from operating activities. Since inception through September 30, 2019, the Company has an accumulated deficit of $414.2 million. As of September 30, 2019, the Company had cash and cash equivalents and short-term investments of $45.9 million.

On April 10, 2019, the Company completed an underwritten offering providing for the issuance and sale of 3,418,918 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $8.51 per share, for net proceeds of approximately $27.9 million, after deducting offering expenses payable by the Company.

Based upon the current status of the Company’s product development and commercialization plans, the Company believes that its existing cash, cash equivalents and short-term investments will be adequate to satisfy its capital needs for at least the next 12 months from the date of filing. The Company anticipates needing substantial additional financing to continue clinical deployment and commercialization of its lead product SkinTE, development of its other product candidates, and scaling the manufacturing capacity for its products and product candidates and prepare for commercial readiness. However, the Company will continue to pursue fundraising opportunities when available, but such financing may not be available in the future on terms favorable to the Company, if at all. If adequate financing is not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its product development programs. The Company may also implement additional spending reductions. The Company plans to meet its capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales and future collaborations. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

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

In connection with the offering of Units in September 2017 (see Note 10), the Company issued Series F Preferred Shares and warrants to purchase an aggregate of 322,727 shares of common stock. The Series F Preferred Shares contained an embedded conversion feature that was not clearly and closely related to the identified host instrument and, as such, was recognized as a derivative liability measured at fair value. The Company classified these derivatives on the consolidated balance sheet as a current liability. The warrants were exercisable at $30.00 per share and had a two year expiration. The warrants were liabilities pursuant to ASC 815. The warrant agreement provided for an adjustment to the number of common shares issuable under the warrant or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock (i.e., stock split); or (c) the Company issues new securities for consideration less than the exercise price. Under ASC 815, warrants that provide for down-round exercise price protection are recognized as derivative liabilities.

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

The fair value of the warrant liability was estimated to be approximately $2.5 million at March 5, 2018 as calculated using the Monte Carlo simulation with the following assumptions:

Warrant Liability
March 5, 2018
Stock price	$20.05
Exercise price	$30.00
Risk-free rate	2.2%
Volatility	88.2%
Term	1.5

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities (in thousands):

	2017 Series F Preferred Stock – Warrant Liability	2017 Series F Preferred Stock – Embedded Derivative	Total Warrant and Derivative Liability
Fair value – December 31, 2017	$3,388	$8,150	$11,538
Change in fair value	(863)	(987)	(1,850)
Exchange / conversion to common shares	(2,525)	(7,163)	(9,688)
Fair value – September 30, 2018	$–	$–	$–

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7	$–	$–	$7
Commercial paper	–	12,053	–	12,053
Corporate debt securities	–	13,995	–	13,995
U.S. government debt securities	–	4,632	–	4,632
Total	$7	$30,680	$–	$30,687
Liabilities:
Contingent consideration	$–	$–	$135	$135
Total	$–	$–	$135	$135

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7	$–	$–	$7
Commercial paper	–	21,392	–	21,392
Corporate debt securities	–	5,448	–	5,448
U.S. government debt securities	–	3,226	–	3,226
Total	$7	$30,066	$–	$30,073
Liabilities:
Contingent consideration	$–	$–	$261	$261
Total	$–	$–	$261	$261

In May 2018, the Company purchased the assets of a preclinical research sciences business and related real estate from Ibex Group, L.L.C., a Utah limited liability company, and Ibex Preclinical Research, Inc., a Utah corporation (collectively, “IBEX”). The aggregate purchase price was $3.8 million, of which $2.3 million was paid at closing and the balance satisfied by a promissory note payable to IBEX with an initial fair value of $1.2 million and contingent consideration with an initial fair value of $0.3 million.

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

The following table sets forth the changes in the estimated fair value of our contingent consideration liability (in thousands) which is included in other current liabilities:

Contingent Consideration
Fair value – December 31, 2018	$261
Change in fair value	(48)
Earned and paid	(78)
Fair value – September 30, 2019	$135

5. CASH EQUIVALENTS AND AVAILABLE FOR SALE MARKETABLE SECURITIES

Cash equivalents and available-for-sale marketable securities consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents:
Money market funds	$7	$–	$–	$7
Commercial paper	10,037	32	–	10,069
U.S. government debt securities	1,930	6	–	1,936
Total cash equivalents (1)	11,974	38	–	12,012
Short-term investments:
Commercial paper	1,980	4	–	1,984
U.S. government debt securities	2,686	10	–	2,696
Corporate debt securities	13,984	11	–	13,995
Total short-term investments	18,650	25	–	18,675
Total	$30,624	$63	$–	$30,687

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheet as of September 30, 2019 in addition to $15.3 million of cash.

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents:
Money market funds	$7	$–	$–	$7
Commercial paper	20,648	30	–	20,678
U.S. government debt securities	3,224	2	–	3,226
Total cash equivalents (1)	23,879	32	–	23,911
Short-term investments:
Commercial paper	714	–	–	714
Corporate debt securities	5,444	5	(1)	5,448
Total short-term investments	6,158	5	(1)	6,162
Total	$30,037	$37	$(1)	$30,073

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheet as of December 31, 2018 in addition to $31.8 million of cash.

All investments in debt securities held as of September 30, 2019 and December 31, 2018 had maturities of less than one year. For the three and nine months ended September 30, 2019, the Company recognized net realized gains on available-for-sale securities and cash equivalents of $0.1 million and $0.4 million, respectively.

6. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	September 30, 2019	December 31, 2018
Machinery and equipment	$11,814	$8,276
Land and buildings	2,000	2,000
Computers and software	1,173	1,372
Leasehold improvements	2,272	1,230
Construction in progress	1,903	2,402
Furniture and equipment	470	614
Total property and equipment, gross	19,632	15,894
Accumulated depreciation	(3,970)	(2,158)
Total property and equipment, net	$15,662	$13,736

Depreciation and amortization expense for property and equipment, including assets acquired under financing leases for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative expense	$407	$80	$1,171	$89
Research and development expense	390	336	1,072	999
Total depreciation and amortization expense	$797	$416	$2,243	$1,088

For the three and nine months ended September 30, 2019, the Company recognized a loss on disposal of property and equipment of $265,000.

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

In April 2019, the Company entered into an operating lease to obtain 6,307 square feet of manufacturing, laboratory, and office space. The lease expires April 2024 and requires monthly lease payments subject to annual increases. During the nine months ended September 30, 2019, the Company also increased office space under an existing lease, which requires additional monthly lease payments.

As of September 30, 2019, the maturities of our operating and finance lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2019 (excluding the nine months ended September 30, 2019)	$551	$149
2020	2,114	597
2021	1,730	594
2022	1,345	329
2023	132	253
Thereafter	87	43
Total lease payments	5,959	1,965
Less:
Imputed interest	(787)	(310)
Total	$5,172	$1,655

Supplemental balance sheet information related to leases was as follows (in thousands):

Finance leases

As of September 30, 2019
Finance lease right-of-use assets included within property and equipment, net	$2,112

Current finance lease liabilities included within other current liabilities	$456
Non-current finance lease liabilities included within other long-term liabilities	1,199
Total	$1,655

Operating leases

As of September 30, 2019
Current operating lease liabilities included within other current liabilities	$1,814
Operating lease liabilities – non current	3,358
Total	$5,172

The components of lease expense were as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease costs included within operating costs and expenses	$556	$1,617
Finance lease costs:
Amortization of right of use assets	$171	$479
Interest on lease liabilities	42	109
Total	$213	$588

Supplemental cash flow information related to leases was as follows (in thousands):

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows from operating leases	$1,550
Operating cash out flows from finance leases	109
Financing cash out flows from finance leases	336
Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$1,828
Lease payments made in prior period reclassified to property and equipment	535
Remeasurement of finance lease liability due to lease modification	(22)
Operating leases	936

As of September 30, 2019, the weighted average remaining operating lease term is 3.0 years and the weighted average discount rate used to determine the operating lease liability was 9.82%. The weighted average remaining finance lease term is 3.6 years and the weighted average discount rate used to determine the finance lease liability was 9.70%.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable	$3,716	$2,918
Salaries and other compensation	1,263	1,280
Legal and accounting	1,905	640
Accrued severance	2,519	–
Other accruals	830	1,670
Total accounts payable and accrued expenses	$10,233	$6,508

Salaries and other compensation include accrued payroll expense, accrued bonus, and estimated employer 401(k) plan contributions.

Accrued severance includes $2.3 million for accrued compensation due to Dr. Denver Lough, a former officer and director, under a settlement terms agreement dated August 21, 2019. The remaining amount due of $0.6 million is included in other long-term liabilities.

Other current liabilities are comprised of the current portion of operating lease liabilities and finance lease liabilities, contingent consideration, and short-term debt. The short-term debt had a balance of $0.2 million as of September 30, 2019, while the other components are disclosed in the footnotes above.

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

The Company initially recognized the promissory note at its fair value, using an estimated market rate of interest for the Company, which was higher than the promissory note’s stated rate. The result of imputing a market rate of interest resulted in an initial discount to the principal balance of approximately $113,000, which is being amortized to interest expense over the term of the promissory note using the effective interest method. The unamortized debt discount was approximately $28,000 and $68,000 at September 30, 2019 and December 31, 2018, respectively. Amortization of debt discount of $12,000 and $40,000 was included in interest income, net for the three and nine months ended September 30, 2019.

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

As the Warrants were classified as a liability, the exchange of the Warrants for common shares was recognized as a liability extinguishment. As of March 5, 2018, the fair market value of the 151,871 common shares issued in the Exchange was $3,045,034 and the fair value of the common stock warrant liability was $2,525,567 resulting in a loss on extinguishment of warrant liability of $519,467 during the nine months ended September 30, 2018.

The Company recognized accretion of the discount to the stated value of the Series F Preferred Shares of approximately $698,000 during the nine months ended September 30, 2018, as a reduction of additional paid-in capital and an increase in the carrying value of the Series F Preferred Shares. The accretion is presented in the Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

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

The shares of Series E Preferred Stock were held by Dr. Denver Lough, the Company’s former Chief Executive Officer. On March 6, 2018, the Company entered into a new registration rights agreement (the “Lough Registration Rights Agreement”) with Dr. Lough, pursuant to which the Company agreed to file a registration statement to register the resale of 7,050,000 shares of common stock issued upon conversion of the Series E Preferred Shares within six months, to cause such registration statement to be declared effective by the Securities and Exchange Commission as promptly as possible following its filing. On March 14, 2019, the Company’s registration obligation was waived, and the Lough Registration Rights Agreement amended to provide that Dr. Lough may demand registration by written request to the Company. Dr. Lough demanded registration of his 7,050,000 common shares in August 2019, and pursuant to that demand a registration statement on Form S-3 was filed with the Securities and Exchange Commission in October 2019. Once the registration statement is effective, the Company is obligated to keep it effective until the earlier of the date all the registered shares have been sold pursuant to the registration statement or the date one year from the date the registration statement is first effective.

On March 7, 2018, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware terminating the Company’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock. As a result, the Company has 25,000,000 shares of authorized and unissued preferred stock as of September 30, 2019 with no designation as to series.

There was no convertible preferred stock outstanding as of September 30, 2019 and December 31, 2018.

11. STOCK-BASED COMPENSATION

For the three and nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options, restricted stock awards, and the employee stock purchase plan as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative expense	$4,822	$10,118	$20,751	$22,925
Research and development expense	(164)	335	2,401	3,317
Sales and marketing expense	367	–	780	–
Total stock-based compensation expense	$5,025	$10,453	$23,932	$26,242

Incentive Compensation Plans

2019 Plan

On October 5, 2018, the Company’s Board of Directors (the “Board”) approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,000,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of September 30, 2019, the Company had approximately 290,875 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board of Directors (the “Board”) approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 7,300,000 (increased from 3,450,000 in October 2017) shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of September 30, 2019, the Company had approximately 379,641 shares available for future issuances under the 2017 Plan.

Stock Options

A summary of the Company’s employee and non-employee stock option activity for the nine months ended September 30, 2019 is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding – December 31, 2018	6,499,885	$14.02
Granted	818,403	$13.75
Exercised (1)	(292,417)	$4.31
Forfeited	(668,842)	$20.50
Outstanding – September 30, 2019	6,357,029	$13.91
Options exercisable – September 30, 2019	4,815,831	$12.69
Weighted-average grant date fair value of options granted during the nine months ended September 30, 2019		$9.84

(1)	The number of exercised options includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

Restricted Stock

A summary of the Company’s employee and non-employee restricted-stock activity for the nine months ended September 30, 2019 is presented below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Unvested - December 31, 2018	651,110	$23.65
Granted	1,919,675	$5.03
Vested (1)	(415,290)	$20.84
Forfeited	(128,395)	$22.44
Unvested – September 30, 2019	2,027,100	$7.64

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Employee Stock Purchase Plan (ESPP)

In May 2018, the Company adopted the Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 500,000 shares of common stock for purchase under the ESPP. The initial offering period began January 1, 2019 and ended on June 30, 2019 with the first purchase date. Subsequent offering periods will automatically commence on each January 1 and July 1 and will have a duration of six months ending with a purchase date June 30 and December 31 of each year. On each purchase date, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. Total stock-based compensation related to the ESPP for the three and nine months ended September 30, 2019 was $14,000 and $33,000, respectively. A total of 7,260 shares of common stock were purchased pursuant to the ESPP during the nine months ended September 30, 2019 for total proceeds of $35,000.

12. INCOME TAXES

The Company has evaluated its income tax positions and determined that no material uncertain tax positions existed at September 30, 2019. The Company does not expect a significant change in its unrecognized tax benefits within the next twelve months.

As of September 30, 2019 and December 31, 2018, the Company maintained a valuation allowance to fully offset its net deferred tax assets primarily attributable to operations in the United States, as the realization of such assets was not considered more likely than not.

The Company files income tax returns in the U.S. Federal and various state and local jurisdictions.

13. LOSS PER SHARE

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2019	2018
Stock options	6,357,029	6,125,628
Restricted stock	2,027,100	685,730
Shares committed under ESPP	15,235	–

14. COMMITMENTS AND CONTINGENCIES

Contingencies

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Exchange Act and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff. On November 28, 2018, the Court consolidated the Moreno and Lawi cases under the caption In re PolarityTE, Inc. Securities Litigation (the “Consolidated Securities Litigation”), and requested the appointment of the plaintiff in Lawi as the lead plaintiff. On January 16, 2019, the Court granted the motion of Yedid Lawi for appointment as lead plaintiff, and on February 1, 2019, the Court granted the lead plaintiff’s motion for approval of lead counsel and liaison counsel. The Court ordered that the lead plaintiff file and serve a consolidated complaint no later than 60 days after February 1, 2019, the defendants shall have 60 days after filing and service of the consolidated complaint to answer or otherwise respond, and the lead plaintiff must file a motion for class certification within 90 days of service of the consolidated complaint. The Lead Plaintiff filed a consolidated complaint on April 2, 2019 and asserted essentially the same violations of Federal securities laws recited in the original complaints. The Company believes the allegations in the consolidated complaint are without merit, and intends to defend the litigation, vigorously. The Company filed a motion to dismiss the consolidated complaint on June 3, 2019. Plaintiffs’ opposition to the Company’s motion to dismiss was filed on August 2, 2019, and the Company filed a reply to the opposition on September 13, 2019. A hearing on the Company’s motion to dismiss is scheduled for November 19, 2019. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

In the ordinary course of business, we may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, regulatory compliance, and other matters. Except as noted above, at September 30, 2019, we were not party to any legal or arbitration proceedings that may have significant effects on our financial position or results of operations. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Commitments

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

15. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 21, 2019, the Company and Dr. Denver Lough, a principal shareholder and former officer and director, signed a settlement terms agreement that provides, in part, that the Company pay to Dr. Lough $1,500,000 in cash on October 1, 2019 and an additional $1,500,000 in cash in equal monthly installments beginning November 1, 2019 and ending April 1, 2021. In addition, the Company agreed to award to Dr. Lough 200,000 restricted stock units that vest in 18 equal monthly installments beginning October 1, 2019.

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

The Company is using 1,648 square feet, and Cohen LLC is using approximately 4,584 square feet as of September 30, 2019. The monthly lease payment for 6,232 square feet is $31,160. Of this amount $22,920 is allocated pro rata to Cohen LLC based on square footage occupied. Additional lease charges for operating expenses and taxes are allocated under the sublease based on the ratio of rent paid by the Company and Cohen LLC to total rent. Once the space is fully occupied, the Company will reduce the overall annual lease rate for the Cohen LLC space to $58.60 per square foot. The Company recognized $69,000 and $195,000 of sublease income related to this agreement for the three and nine months ended September 30, 2019, respectively. The sublease income is included in other income, net in the statement of operations. As of September 30, 2019 and December 31, 2018, there was $17,000 and $0 due from the related party under this agreement.

16. SEGMENT REPORTING

The Company’s current operations involve products and services which are managed separately. Accordingly, it operates in two segments: 1) regenerative medicine and 2) contract services.

During the three months ended September 30, 2019, the Company’s CODM changed the reporting of segment net income and loss to allocate additional noncash expenses from the regenerative medicine segment to the contract services segment. For the three months ended September 30, 2019 and 2018, this resulted in reallocation of noncash expense of $0.4 million and $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018, this resulted in reallocation of noncash expense of $1.4 million and $0.3 million, respectively. The change is reflected in the three and nine months ended September 30, 2019 and 2018 net loss amounts presented below.

Certain information concerning our segments for the three and nine months ended September 30, 2019 and 2018 is presented in the following table (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues:
Reportable segments:
Regenerative medicine	$839	$197	$1,640	$389
Contract services	556	528	2,546	659
Total net revenues	$1,395	$725	$4,186	$1,048

Net (loss) income:
Reportable segments:
Regenerative medicine	$(22,466)	$(20,332)	$(70,247)	$(45,845)
Contract services	(517)	(247)	(1,101)	(511)
Total net loss	$(22,983)	$(20,579)	$(71,348)	$(46,356)

17. SUBSEQUENT EVENTS

Pursuant to the demand made by Dr. Denver Lough under his Registration Rights Agreement in August 2019, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on October 21, 2019 to register 7,050,000 shares of common stock held by Dr. Lough, which was declared effective November 1, 2019.

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

Overview

We are a commercial-stage biotechnology and regenerative biomaterials company focused on transforming the lives of patients by discovering, designing and developing a range of regenerative tissue products and biomaterials for the fields of medicine, biomedical engineering and material sciences. We operate two segments; the regenerative medicine business segment and the contract services segment.

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

Results of Operations

Three months ended September 30, 2019 versus three months ended September 30, 2018

Net Revenues. For the three-month period ended September 30, 2019, total net revenues were $1.4 million. Products revenues from the sale of SkinTE were $0.8 million for the three months ended September 30, 2019 compared to $0.2 million for the three months ended September 30, 2018. Net revenues from services for the three months ended September 30, 2019 were $0.6 million compared to $0.5 million for the three months ended September 30, 2018.

Cost of Sales. For the three-month period ended September 30, 2019, total cost of sales was approximately $0.6 million and approximately 46% of total net revenues. Products cost of sales were $0.3 million or approximately 38% of products revenues for the three-month period ended September 30, 2019. Products cost of sales consists primarily of direct manufacturing costs (materials, freight and labor) and fixed overhead costs.  Products cost of sales as a percentage of products revenues has declined quarter over quarter during the first nine months of 2019, primarily due to a reduction in direct manufacturing costs.  Services cost of sales were $0.3 million or approximately 59% of services revenues. Product cost of sales for the three-month period ended September 30, 2018 were $0.3 million or approximately 136% of products revenues. Services cost of sales for the three-month period ended September 30, 2018 were $0.4 million or approximately 76% of services revenues.

Research and Development Expenses. Research and development expenses decreased $1.1 million, or 28%, in the three-month period ended September 30, 2019, compared to the three-month period ended September 30, 2018. The decrease is primarily driven by a shift in mix between commercial and operational infrastructure build out in the current period as well as research and development costs in the prior period.

General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 6%, in the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018. The Company expanded its infrastructure to support the commercial launch of SkinTE. The resulting increase in expenses is driven primarily by employee-related costs, salaries, and benefits, and increased outside services expense, including legal and accounting fees and consulting expenses.

Sales and Marketing Expenses. For the three-month period ended September 30, 2019, sales and marketing expenses increased $3.4 million or 208%, in the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018. This represents increased sales personnel and marketing costs due to the expansion and commercialization of SkinTE.

Other Income (Expenses). For the three-month period ended September 30, 2019, other income (expenses) increased approximately 12% compared to the three-month period ended September 30, 2018. This increase is due to rental income offset by a decrease in interest income.

Net loss. Net loss for the three-month period ended September 30, 2019 was approximately $23.0 million compared to a net loss of approximately $20.6 million for the three-month period ended September 30, 2018, primarily reflecting the increase in operating costs and expenses driven by expanding operations discussed above.

Nine months ended September 30, 2019 versus nine months ended September 30, 2018

Net Revenues. For the nine-month period ended September 30, 2019, total net revenues were $4.2 million. Products revenues from the sale of SkinTE were $1.6 million for the nine months ended September 30, 2019 compared to $0.4 million for the nine months ended September 30, 2018. Net revenues from services were $2.5 million for the nine months ended September 30, 2019 compared to $0.7 million for the nine months ended September 30, 2018. The IBEX business was acquired in May 2018 and contributed $0.7 million to revenues in the nine months ending September 30, 2018.

Cost of Sales. For the nine-month period ended September 30, 2019, total cost of sales was approximately $2.0 million and approximately 48% of total net revenues. Products cost of sales were $0.9 million or approximately 57% of products revenues primarily due to fixed overhead costs. Services cost of sales were $1.1 million or approximately 43% of services revenues. Products cost of sales for the nine-month period ended September 30, 2018 were $0.4 million and approximately 101% of products revenues. Services cost of sales for the nine-month period ended September 30, 2018 were $0.4 million or approximately 67% of services revenues.

Research and Development Expenses. Research and development expenses increased $0.5 million, or approximately 4%, in the nine-month period ended September 30, 2019, compared to the nine-month period ended September 30, 2018. The increase is primarily driven by an increase in research and clinical support personnel with associated wage and benefits cost, offset by a shift in mix between commercial and operational infrastructure build out in the current period as well as research and development costs in the prior period.

General and Administrative Expenses. General and administrative expenses increased $14.3 million, or approximately 42%, in the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. The Company expanded its infrastructure to support the commercial launch of SkinTE. The resulting increase in expenses is driven primarily by employee-related costs, salaries, and benefits, and increased outside services expense, including legal and accounting fees and consulting expenses.

Sales and Marketing Expenses. For the nine-month period ended September 30, 2019, sales and marketing expenses increased $11.3 million or 699%, in the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. This represents increased sales personnel and marketing costs due to the expansion and commercialization of SkinTE.

Other Income (Expenses). For the nine-month period ended September 30, 2019, other income (expenses) decreased $0.9 million or approximately 53% compared to the nine-month period ended September 30, 2018. This decrease is due to a change in the fair value of derivatives of $1.9 million and a reduction of interest income of $0.2 million offset by loss on extinguishment of warrant liability of $0.5 million, realized investment gains of $0.4 million and rental income of $0.3 million. There were no warrants outstanding for the nine-month period ended September 30, 2019.

Net loss. Net loss for the nine-month period ended September 30, 2019 was approximately $71.3 million compared to a net loss of approximately $46.4 million for the nine-month period ended September 30, 2018, primarily reflecting the increase in operating costs and expenses driven by expanding operations discussed above.

Liquidity and Capital Resources

As of September 30, 2019, our cash, cash equivalents and short-term investments balance was approximately $45.9 million and our working capital was approximately $35.7 million, compared to cash and cash equivalents and short-term investments of $61.8 million and working capital of $56.8 million at December 31, 2018.

As reflected in the condensed consolidated financial statements, we had an accumulated deficit of approximately $414.2 million at September 30, 2019, and approximately $40.7 million net cash used in operating activities for the nine-month period then ended. At December 31, 2018, we had an accumulated deficit of approximately $342.9 million and approximately $19.4 million net cash used in operating activities for the nine-months ended September 30, 2018.

On April 10 and May 6, 2019, the Company completed an underwritten offering providing for the issuance and sale of 3,418,918 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $8.51 per share, for net proceeds of approximately $27.9 million, after deducting offering expenses payable by the Company.

The Company has taken numerous steps to further reduce its cash burn during the three months ended September 30, 2019, including outsourcing various aspects of our business, conducting a thorough budget review by department, enhancing fiscal discipline and prioritizing resource allocation to those areas of the business that are most likely to generate revenue in the near term. We expect these efforts will continue in the fourth quarter of 2019, but the results of these efforts will be offset by the agreement on settlement terms we signed on August 21, 2019, with Dr. Denver Lough, a principal shareholder and former officer and director, that provides, in part, that the Company pay to Dr. Lough $1,500,000 in cash on October 1, 2019, pay an additional $1,500,000 in cash in equal monthly installments beginning November 1, 2019 and ending April 1, 2021, and award to Dr. Lough 200,000 restricted stock units that vest in 18 equal monthly installments beginning October 1, 2019. Approximately $2.3 million is included in accounts payable and accrued expenses at September 30, 2019, for the payment obligations to Dr. Lough. The remaining amount due is included in other long-term liabilities.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and short-term investments will be adequate to satisfy our capital needs for at least the next 12 months from the date of filing. Nevertheless, it is likely in the future we may need additional financing to continue clinical deployment and commercialization of our TE products, development of our other product candidates, and scaling the manufacturing capacity for our products and product candidates. Accordingly, we will continue to pursue fundraising opportunities when available, however, such financing may not be available on terms favorable to us, if at all. If adequate funds are not available in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our operational or development programs. The Company may also implement additional spending reductions. We plan to meet our future capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales and future collaborations. Failure to generate revenue or raise additional capital as needed in the future would adversely affect our ability to achieve our business objectives.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Cash Flows

Cash, cash equivalents and short-term investments were approximately $45.9 million as of September 30, 2019, compared to cash and cash equivalents and short-term investments of approximately $61.8 million as of December 31, 2018. Working capital was approximately $35.7 million as of September 30, 2019, compared to working capital of approximately $56.8 million as of December 31, 2018.

Operating Cash Flows

Cash used in operating activities for the nine-month period ended September 30, 2019, was approximately $40.7 million. Approximately $19.4 million of cash was used in operating activities for the nine-month period ended September 30, 2018. The increase in net cash used in operating activities mostly relates to the expansion of infrastructure and sales and marketing expenses related to the commercial expansion of SkinTE.

Investing Cash Flows

Cash used in investing activities for the nine-month period ended September 30, 2019, was approximately $14.9 million. Cash used in investing activities for the nine-month period ended September 30, 2018 amounted to approximately $8.9 million. For the nine-month period ended September 30, 2019, the activity relates to the net purchase of available-for-sale securities and the purchase of property and equipment. For the nine-month period ended September 30, 2018, the activity relates to the purchase of property and equipment and the acquisition of IBEX.

Financing Cash Flows

Net cash provided by financing activities for the nine-month period ended September 30, 2019, was approximately $27.1 million. $92.8 million of cash was provided by financing activities for the nine-month period ended September 30, 2018. For the nine-month period ended September 30, 2019, the activity relates to proceeds from stock options exercised and the Company completed an underwritten offering providing for the issuance and sale of 3,418,918 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $8.51 per share, for net proceeds of approximately $27.9 million, after deducting offering expenses payable by the Company, offset by principal payments on finance leases and contingent consideration liability payments. For the nine-month period ended September 30, 2018, the activity relates to a public offering of 2,335,937 shares of our common stock at an offering price of $16.00 per share, resulting in net proceeds of $34.6 million, after deducting offering expenses and another underwritten offering of 2,455,882 shares of our common stock at an offering price of $23.65 per share, resulting in net proceeds of approximately $58.0 million, after deducting offering expenses.

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

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019, our principal executive and financial officers concluded that, as of such date, were not effective due to the material weaknesses in our internal control over financial reporting identified below. To address the material weaknesses, management performed additional analyses and other procedures to determine whether the financial statements included herein fairly present our financial results. Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

Two material weaknesses previously identified as of December 31, 2018, continued to exist as of September 30, 2019, which include (1) insufficient internal controls related to information technology general controls in the areas of user access and user provisioning, over certain systems that support the financial reporting process; and (2) ineffective controls related to the documentation and completeness of the Company’s stock-based compensation expense.

Changes to Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Exchange Act and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff. On November 28, 2018, the Court consolidated the Moreno and Lawi cases under the caption In re PolarityTE, Inc. Securities Litigation (the “Consolidated Securities Litigation”), and requested the appointment of the plaintiff in Lawi as the lead plaintiff. On January 16, 2019, the Court granted the motion of Yedid Lawi for appointment as lead plaintiff, and on February 1, 2019, the Court granted the lead plaintiff’s motion for approval of lead counsel and liaison counsel. The Court ordered that the lead plaintiff file and serve a consolidated complaint no later than 60 days after February 1, 2019, the defendants shall have 60 days after filing and service of the consolidated complaint to answer or otherwise respond, and the lead plaintiff must file a motion for class certification within 90 days of service of the consolidated complaint. The Lead Plaintiff filed a consolidated complaint on April 2, 2019 and asserted essentially the same violations of Federal securities laws recited in the original complaints. The Company believes the allegations in the consolidated complaint are without merit, and intends to defend the litigation, vigorously. The Company filed a motion to dismiss the consolidated complaint on June 3, 2019. Plaintiffs’ opposition to the Company’s motion to dismiss was filed on August 2, 2019, and the Company filed a reply to the opposition on September 13, 2019. A hearing on the Company’s motion to dismiss is scheduled for November 19, 2019. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

In the ordinary course of business, we may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, regulatory compliance, and other matters. Except as noted above, at September 30, 2019, we were not party to any legal or arbitration proceedings that may have significant effects on our financial position or results of operations. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 6. Exhibits

Except as otherwise noted, the following exhibits are included in this filing:

10.1	Settlement Terms Agreement dated August 21, 2019 between Denver Lough and PolarityTE, Inc.
10.2	Change in Control Compensation Plan
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a).
31.3	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to Rule 13a-14(b) and Section 1350, Chapter 63 of Title 18, United States Code
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

/s/ Paul Mann
Paul Mann
Chief Financial Officer
Duly Authorized Officer

Date:	November 12, 2019

