Form 10-K
period 2019-12-31
POLARITYTE, INC.
filed 2020-03-12
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _________________________

Commission File No. 000-51128

POLARITYTE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1529524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Wright Brothers Drive

Salt Lake City, Utah 84116

(Address of principal executive office)

Registrant’s telephone number, including area code (800) 560-3983

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	PTE	NASDAQ Capital Market
Preferred Stock Purchase Rights		NASDAQ Capital Market

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2019, was $79,393,237.

The outstanding number of shares of common stock as of March 6, 2020, was 38,358,450.

Documents incorporated by reference: None.

As used in this report, the terms “we”, “us”, “our”, “the Company”, and “PolarityTE” mean PolarityTE, Inc., a Delaware corporation, and our wholly owned Nevada subsidiaries (direct and indirect), PolarityTE, Inc., PolarityTE MD, Inc., Arches Research, Inc., Utah CRO Services, Inc., IBEX Preclinical Research, Inc., and IBEX Property LLC., unless otherwise indicated or required by the context.

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

Item 1. Business

Overview

PolarityTE, Inc., headquartered in Salt Lake City, Utah, is a biotechnology company developing and commercializing regenerative tissue products and biomaterials. Our regenerative SkinTE product is commercially available for the repair, reconstruction, replacement, and supplementation of skin in patients who have a need for treatment of acute or chronic wounds, burns, surgical reconstruction events, scar revision, or removal of dysfunctional skin grafts. We intend to continue to focus on the SkinTE product offering and to enhance that offering with the development of SkinTE Cryo and other products.

Our Goals and Objectives

We aspire to deliver products from our platform technologies that provide superior results to patients, while reducing costs and promoting improved health economics for patients, providers, and payors. During the past three years we pursued the attainment of that goal through the development and commercialization of SkinTE. Our current plan is to:

●	Expand the commercial sales team and increase productivity through improved hiring and training and by executing on a clearly defined sales and marketing strategy;
●	Focus on positioning SkinTE for broader adoption as an established treatment for specific wounds;
●	Complete the clinical trials we have in process;
●	Continue development of SkinTE Cryo and other products; and
●	to pursue strategic relationships that enhance our technology offerings through joint development or licensing arrangements or acquisitions.

SkinTE

The Importance of Skin

Skin has several functions. It provides a barrier to water loss and pathogens and protects against diverse forms of trauma, including thermal, chemical and ultraviolet radiation. Skin keeps us in touch with our environment through a host of nerve endings, regulates body temperature and enhances metabolic functions, as well as synthesizing vitamin D.

●	The importance of the skin as a barrier is illustrated by the mortality associated with large surface area burns, where increased transepidermal water loss culminates in dehydration, renal failure and shock.
●	Skin is an active immune organ, and dysfunctional innate defenses have significant clinical implications. Products of the stratum corneum, including free fatty acids, polar lipids, and glycosphingolipids accumulate in the intercellular spaces and horny layer, exhibiting antimicrobial properties, and functioning as a first line of defense. Antimicrobial peptides exhibit potent and targeted resistance against a wide spectrum of common pathogens, and when this barrier is breached, second lines of protection are provided by an inflammatory cascade in the subepithelial tissue.
●	Biosynthesis of melanin involves a complex pathway that occurs in melanocytes, within membrane-bound organelles called melanosomes. Melanocytes are present in the basal and suprabasal layers of the skin and in the hair follicles and transfer melanosomes through dendritic processes where they form melanin caps that reduce the harmful effects of ultraviolet light.
●	The skin is a ready source of vitamin D following sun exposure. It is a fat-soluble prohormone steroid primarily acknowledged for its endocrine role in calcium homeostasis maintaining levels of serum calcium through control of calcium and phosphate absorption from the intestine, and resorption of bone.
●	The skin controls body temperature. The underlying adipose tissue insulates against conductive heat loss, whereas loss of heat is facilitated actively by evaporation of sweat from the skin surface and by increased blood flow through the rich vascular network of the dermis.

The clinical significance of skin is illustrated by the morbidity associated with burns and cutaneous defects. According to statistics collected by the Nation Burn Repository, the mortality rate from 2008 to 2017 among burn patients treated at surveyed burn centers is approximately 3%. A 12-month prospective observational study of diabetic foot ulcers first published in October 2017 reported that out of a group of 299 patients, 17.4% had some sort of amputation of the foot and 6.0% of the 299 patients underwent revascularization surgery. A report published on Medscape in June 2018 states that pressure injuries are listed as the direct cause of death in 7-8% of all patients with paraplegia. We believe that the regeneration of full-thickness skin with all the processes and appendages that enable it to perform its vital functions is critical to long-term, positive patient outcomes following serious skin injury.

Limitations of Other Skin Treatment Therapies

Current clinical standards and practice adhere to the concept that skin should be replaced with skin whenever possible in settings where patients have suffered the loss of such tissue. Understanding this, medical professionals are left with a decision to attempt to temporize a wound bed with an autograft (using the patient’s own skin in a skin graft), an allograft (using human skin from a donor), or a variety of skin substitutes to provide a skin-like barrier while the margin of the wound heals through secondary intention and contraction. Historically, harvest and placement of autologous full-thickness skin results in the best outcome within wound beds because it most closely resembles the full-thickness skin that was lost. However, full-thickness harvest of skin also results in a full-thickness skin defect at the donor site, which requires primary closure (skin edge approximation and suturing) so as not to leave a gaping wound behind. Because of this absolute limit on how much autologous full-thickness donor skin can be harvested without leaving behind a non-closable wound, medical professionals can only harvest small, elliptically shaped pieces of such skin from areas of redundancy, which is termed full-thickness skin graft (FTSG).

It is because there remains only a finite supply of FTSG donor material and sites that medical professionals often rely on the harvest of split-thickness skin grafts (STSG) for coverage of voids of the integument to get better coverage and more skin. STSGs, however, do not represent the true anatomy or function of native skin because such graft harvest procedures commonly take the top 1/10,000th of an inch of the patient’s own skin and therefore do not capture all the necessary cellular and tissue components and structures required for the regeneration of normal skin.

After the failure to harvest all the necessary skin structures and components from the STSG donor site, the patient is left with an incomplete top layer of skin covering the initial defect (recipient site) and a remaining bottom layer at the donor site. In this setting, both donor and recipient sites contain incomplete skin, which results in dysfunctional, painful scar tissues and lifelong morbidities.

Because of the limits of STSG and FTSG and the type of procedures required for such harvests, the industry has continued to investigate skin substitutes and skin alternatives that can be used in place of native cutaneous substrate. Among these alternatives or options are a cultured epithelial autograft (a form of manipulated autograft), allograft (tissue grafts derived from a donor of the same species as the recipient but not genetically identical), xenograft (a tissue graft or organ transplant from a donor of a different species from the recipient), and engineered skin substitutes. None of these substitutes have been able to regenerate the cutaneous appendages (e.g., hair follicle, sweat gland, sebaceous glands, etc.), which are necessary for the development of full-thickness, normal skin.

Our Solution - SkinTE

Many organs have a series of layered interfaces: an avascular cellular epithelium that spontaneously regenerates, a basement membrane zone, and stroma or vascular supporting connective tissue that does not regenerate. In skin, these layers are referred to as an epidermis of stratified squamous epithelium and a fibrous neurovascular dermis, which rests on a hypodermis or subcutaneous fat. We believe there is something powerful, reactive, and dynamic controlling regeneration of tissues such as skin, which is the interactome, the whole set of interactions a cell is impacted by, both intra and extra-cellularly. Cells rarely act on their own to create functional repair or regeneration; instead, tissues have functionally organized cellular aggregates called appendages, which run, and even regenerate, the composite tissues they are a part of when altered, stimulated, and processed in certain ways.

The core technology of SkinTE is minimally polarized functional units (“MPFUs”). MPFUs are multi-cellular micro-aggregates that act as an intrinsic, regenerative bio-reactor capable of expanding, proliferating, and synthesizing cells, materials, factors, and systems necessary for regenerating full-thickness, three-dimensional tissue. In the application of SkinTE to date we have been able, when applicable to a particular case, to collect from a patient a skin tissue sample 5 cm2 in size or less and produce enough SkinTE to treat a wound 30x greater in size than the skin collected. SkinTE allows the patient to regenerate full-thickness, three-dimensional skin (similar to a FTSG) by contributing a much smaller skin sample, while reducing the scarring and morbidities associated with STSGs, and producing results we believe to be superior to STSGs and synthetic skin substitutes.

SkinTE can be utilized by a variety of health care providers in an operating room, wound clinic, or doctor’s office. When a new health care facility or practice begins using our SkinTE product, we ship harvest boxes to the facility so that the procedure for treating a patient with SkinTE can begin immediately when the need arises. Each harvest box includes a container for the skin sample collected, labels for shipping the sample to our facility, and a temperature-controlled shipping box that maintains an appropriate environment for the sample as it is delivered to our FDA regulated biomedical manufacturing facility.

The harvested skin is used in its entirety to manufacture SkinTE, which is returned for application to the patient’s wound as early as 48 hours after harvest and is viable for use up to 14 days after harvest. Processing of the skin creates cellular micro-aggregates that are optimized for grafting and expansion, which retain the progenitor cells within the hair follicles. The product is not cultured or expanded ex-vivo, and no enzymes, growth factors, or serum derivatives are utilized during manufacturing. The final product, SkinTE, is delivered in a syringe and has the consistency of a paste. Following wound bed preparation, SkinTE is spread evenly across the entire surface of the wound and adheres (or “takes”) to the wound in a similar manner to traditional skin grafts. Once integrated with the wound bed, the product expands and regenerates full-thickness skin across the entire surface.

SkinTE was registered with the United States Food and Drug Administration (FDA) in August 2017, and is commercially available for the repair, reconstruction, replacement, and regeneration of skin in patients who have a need for treatment of acute or chronic wounds, burns, surgical reconstruction events, scar revision, or removal of dysfunctional skin grafts.

Clinical Trials

Burns and Traumatic Wounds

We initiated a head-to-head trial comparing SkinTE to the STSG, the clinical standard of care, in the first quarter of 2018. Eight patients were enrolled in the trial and the primary endpoint for the trial is graft take. The results of the interim analysis were accepted for a podium presentation at the American Burn Association 52nd Annual Meeting that was scheduled to begin March 17, 2020, but the meeting was canceled as a coronavirus preventative measure and we have not received any word on rescheduling. We continue to accumulate clinical results on non-trial patients from our commercial sales of SkinTE for various indications, including acute burn, burn reconstruction, surgical reconstruction, scar revision, and chronic wounds. Some of these cases have been presented independently by, or in collaboration with, providers at national conferences, such as the American Society of Plastic Surgery – The Meeting in September 2019.

Diabetic Foot Ulcer (DFU) Trials

DFUs are chronic wounds and represent one of the most costly and medically significant health related morbidities encountered during a patient’s lifetime. The estimated annual US payor burden of DFU ranges from $9.1 billion to $13.2 billion according to a 2014 article in Diabetes Care, a publication of the American Diabetes Association. The outpatient management of diabetic foot ulcers represents the major contributing cost to the health care system. Inadequate assessment and management with chronicity of treatment is one of the primary cost drivers and failures of care.

SkinTE was used to treat 10 patients (11 DFUs) in a pilot trial completed in June 2019, and first reported at the Symposium on Advanced Wound Care Fall 2019. The following are the results as determined by independent review:

●	10 of 11 (90.9%) DFUs healed within eight weeks of a single application of SkinTE
●	Median time to closure was 25 days
●	DFU sizes ranged from 1.0 to 21.7 cm2
●	One patient was removed from the study at week three due to adverse events not related to the study or SkinTE procedure
●	No SkinTE-related adverse reactions were observed

We are now engaged in a multicenter, randomized controlled trial evaluating SkinTE versus standard of care in treatment of DFU. The size of the study is 102 patients and the trial is actively enrolling patients. The primary endpoint is percentage of ulcers closed at 12 weeks. Secondary endpoints include quality of life, return of function, pain, and cost-effectiveness. We are hopeful that we will have initial data from the trial that we can make public in the second quarter of 2020.

Venous Leg Ulcer (VLU) Trials

VLUs are a type of chronic wound and constitute a significant burden on the worldwide health care system and are often refractory to treatment. Up to one-third of treated patients experience four or more episodes of recurrence. Delivering all the elements of native skin can potentially reduce the recurrence rate.

SkinTE was used to treat 10 patients in a pilot trial completed in September 2019, and first reported at the Symposium on Advanced Wound Care Fall 2019, where we received recognition as Best Abstract. The following are the results as determined by independent review:

●	8 of 10 (80%) VLUs closed within 12 weeks of a single application of SkinTE
●	Of the two VLUs not deemed closed within 12 weeks: one VLU was the largest in the study (12.2cm2), and closed within 13.5 weeks post a single application of SkinTE; one VLU was previously deemed closed, and reopened prior to the two-week durability visit as a result of external factors unrelated to the SkinTE procedure
●	Median time to closure was 21 days
●	No SkinTE-related adverse reactions were observed

We are now engaged in a multicenter, randomized controlled trial evaluating SkinTE versus standard of care in treatment of VLU. The size of the study is 102 patients and the trial is actively enrolling patients. Secondary endpoints include quality of life, return of function, pain, and cost-effectiveness. An interim analysis is planned at 50 patients, and based on current enrollment we are hopeful this analysis may be available in the second half of 2020.

Market Opportunity

The primary markets for SkinTE are chronic wounds (including DFUs, VLUs, and pressure ulcers), burn wounds, wounds from surgical procedures, and wounds from traumatic injury.

●	The American Burn Association reported the estimated number of burn injuries in 2016 was 486,000, and that approximately 40,000 of these resulted in hospitalization.
●	The Centers for Disease Control reported in 2017 there are approximately 30.3 million diabetes sufferers in the United States. The American Diabetes Association report on the economic costs of diabetes in 2017 states that the direct medical cost of diabetes in that year was $237 billion. A 2005 article estimated the number of DFUs at between 1.2 and 3.0 million, and a 2003 article estimated the prevalence of unhealed DFUs after 12 weeks of conventional treatment at between 1.0 and 2.5 million. The estimated annual US payor burden of DFU ranges from $9.1 billion to $13.2 billion according to a 2014 article in Diabetes Care.
●	A 2010 article reports the prevalence of venous ulcers at approximately 600,000 annually, and a subsequent 2014 article reports that on average between 33% and 66% of these ulcers persist for six weeks and are, therefore, referred to as chronic, resulting in approximately 200-360 thousand patients per year that we believe would be potential candidates for treatment with SkinTE.
●	Pressure Ulcers are common in hospital systems, increase patient morbidity and mortality, and are costly for patients and the healthcare system. According to the Agency for Healthcare Research & Quality (AHRQ) there are more than 2.5 million individuals that develop pressure ulcers annually, and approximately 600-700 thousand people are admitted to hospitals with one or more pressure ulcers. Of these ulcers, approximately 77% are treated with both topical therapies and excisional surgical debridement.
●	We believe SkinTE is suitable for treating a number of acute wounds. In 2017 the results of a 2010 survey were published showing approximately 11.4 million musculoskeletal and integumentary in-patient surgeries occurred during the survey year, and the inpatient traumatic injury rate was 524.3 persons for every 100,000 people. A 2015 study reports the incidence of surgical wound dehiscence following different surgical procedures ranges between 1.3% and 9.3%. Of those dehiscence occurrences, a 2017 article recites the results of a survey of 187 patients with surgical wounds healing by secondary intention showing 77, or 41.2%, were wounds that had dehisced.

Selling SkinTE

In 2018, we completed the first two stages of our SkinTE commercial roll-out strategy. The first was the limited market release phase, which focused on generating use by early adopters, often in the context of product evaluations, with the goal of securing clinical data and experience to prepare the organization and product for a broader commercial release. The second stage was the regional market release that began in late October 2018 with initial build out of our commercial organization. In 2019, we pushed to grow our SkinTE sales by increasing market awareness, positioning SkinTE for broader adoption as the treatment for specific wounds, and improving the productivity of our sales team by selective additional hiring and optimized training. We ended 2019 with approximately 25 salespeople and 10 clinical science staff that support the sales team.

We have observed that the sales process is affected by several factors, including the receptiveness of the physician to consider and then adopt a new therapeutic approach, facility administrative approval where required, the nature and type of wounds treated at a target account, and the incidence of wound care cases at target accounts. We also believe that the previous lack of SkinTE clinical trials, which we were not required to obtain before commercialization as a 361 HCT/P, has adversely affected the willingness of healthcare providers to use SkinTE.

In the hospital and large facility setting we begin the sales process with introductions to physicians whose patients may benefit from SkinTE. After a physician in the system is willing to use the product, the hospital or large facility usually requires an assessment by its Value Analysis Committee (VAC) prior to commencing commercial SkinTE use. This can be a formal and lengthy administrative process, and our experience shows the length of the process varies widely from one customer to the next. In some cases, the physician seeking to use our product can complete a product evaluation during the VAC process, but in others the test trial must wait until VAC approval. After VAC approval and any product evaluations are complete, we negotiate the terms of a final purchase agreement.

In clinics and smaller facility operations there is often no VAC and related approval process. The salesperson focuses more directly on the physician and the benefits SkinTE can provide to the physician’s patients. In these facilities the process focuses on selling the physician on an evaluation use of SkinTE, and, after the evaluation, entering into a purchase agreement.

Once purchase agreements are in place, our sales team and clinical operations staff maintain close contact with the health care provider to support the initial therapeutic applications of SkinTE. This relationship enhances a provider’s ability to effectively incorporate SkinTE into its existing patient treatment decisions.

SkinTE’s pricing structure is designed to be competitive in the marketplace and reflects SkinTE’s ability to deliver durable, functional full-thickness skin replacement with only one application, compared to the costly practice of regular wound care over a long period of time. We are working closely with our customers to ensure that pricing is not a barrier to broad adoption of SkinTE across a variety of wounds and points of care.

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

Hospital Outpatient Department (HOPD) and Ambulatory Surgical Center (ASC) Setting.

Like the inpatient setting, bundled Ambulatory Classification Payment (APC) facility payments are received under the Medicare Outpatient Prospective Payment System (OPPS) for services and supplies utilized for procedures within Hospital Outpatient Departments (HOPDs) and Ambulatory Surgical Centers (ASCs). In these settings, bundled APC facility payments are dictated by the procedures performed and billed for through the appropriate CPT codes. SkinTE has been used in these settings and covered with the associated bundled APC facility payments and physician services have been paid for outside of the APC payment utilizing CPT codes to bill for the associated procedures.

Office or Clinic Setting.

In contrast to the inpatient, HOPD, and ASC settings, care provided in a physician office or clinic is reimbursed based on individual Healthcare Common Procedure Coding System (HCPCS) and CPT codes, facilitating reimbursement for the specific products utilized and procedures performed during the clinic visit. The CPT codes used in the setting are the same or similar to the CPT codes used to bill for physician services in the other settings of care. In 2018, providers utilized HCPCS Q code 4100 (skin substitute not otherwise specified) to bill for the use of SkinTE in the office. Of the providers that used SkinTE in the office or clinic setting throughout 2018, to our knowledge all were reimbursed utilizing Q4100. Early in 2018 we filed an application with The Centers for Medicare and Medicaid Services (“CMS”) for a unique HCPCS SkinTE Q code. We were successful and received HCPCS Q4200, which was effective January 1, 2019.

In November 2019, we made a business decision to no longer promote the use of Q4200 in office or clinic settings. We believe there are appropriate Level 1 CPT Codes within the Full Thickness Skin Graft code category, in addition to Surgical Preparation codes with appropriate modifiers (52 & 58) that are appropriate for SkinTE. We expect, however, that hospitals will continue to use Q4200 with alpha ‘N’ to denote zero value of the product along with Revenue Code 0636 when SkinTE is bundled within the payments hospitals receive for full thickness skin grafting CPTs. We will continue to report ASP and work with CMS within the respective framework because we believe that SkinTE can qualify as a high cost product based on current CMS guidance in place. The strategy will support projected commercial payer adoption moving forward, and we are developing evidence to support this objective.

Development Projects

Accelerating adoption and growth of SkinTE is a priority for us. The focus of our development projects reflects that priority.

SkinTE Cryo

SkinTE Cryo allows us to offer multiple deployments from one original harvest through a cryopreservation process. We believe this is a valuable offering that will enhance our SkinTE commercialization effort for several reasons. Using one harvest for multiple deployments improves patient treatment when:

●	a patient is susceptible to multiple chronic wounds;
●	the provider suspects a patient might require a second deployment of SkinTE due to past non-compliance with rehab protocols; or
●	the provider elects to use a staged deployment on a patient with a large wound due to wound location or other therapeutic circumstances.

We believe we will complete our development work on SkinTE Cryo in the second quarter of 2020 and are evaluating options for commercializing SkinTE Cryo, which we believe we will be able to test in a limited market release during the second half of 2020.

SkinTE POC

Our SkinTE point-of-care device is intended to permit the processing and deployment of SkinTE immediately following the initial harvest at the point-of-care. SkinTE POC is in the development stage and we are now evaluating different designs for the device with a view to what users will find most conducive to application in a hospital or clinic. This is a long-term development project.

PTE 11000

PTE 11000 is an allogenic, biologically active dressing for use in wound care and aesthetics to accelerate healing of skin. It is a composition made using cadaveric tissue via a proprietary process. It is currently in the preclinical phase of development and we believe this development phase may be completed sometime in 2021.

OsteoTE

We applied our platform technology to develop OsteoTE, our autologous, homologous bone regeneration product. OsteoTE is designed to utilize the patient’s own bone to target applications for bone repair, reconstruction, replacement, supplementation, and regeneration, including in the long bone (hard, dense bones that provide structure, strength and mobility such as the femur or humerus), craniomaxillofacial, spine, dental, hand, and foot/ankle markets. We are pursuing additional pre-clinical testing and research to gather more information on potential markets for this product. This is a long-term development project.

Other Potential Products

We believe our innovative technologies may be platforms for developing therapies that address a variety of indications, including cartilage, muscle, blood vessels, and neural elements, as well as solid and hollow organ composite tissue systems. Accordingly, we will investigate and evaluate these product opportunities as time and resources permit given our focus on commercializing SkinTE and the product candidates described above.

●	CartTE to deliver a cartilage construct for a variety of applications, including osteoarthritis therapies, facial reconstruction, facial aesthetics, hand reconstruction, as well as wrist reconstruction. Osteoarthritis of the hip or knee is estimated to affect 9% of the US population greater than 30 years of age, with costs of treatment totaling $28.6 billion in 2013, according to a review by Grande et al. Market projections by Krutz et al. in 2007 predict that the demand for primary (first-time) total hip and knee replacements will grow to 572,000 and 3.48 million procedures per year by 2030 in the US, respectively. We believe this demand for joint replacement demonstrates the substantial opportunity for alternative therapies that can delay or prevent traumatic joint replacement surgeries.
●	AdipoTE to optimize the delivery of autologous fat beyond the capabilities of current fat transfer techniques utilized in procedures on, among others, the breast, buttocks, and face. In 2016, according to the American Society for Aesthetic Plastic Surgery, approximately 100,000 fat transfer procedures were performed when combining the breast, buttocks, and face, including a 41% increase in fat transfers to the breast.
●	AngioTE to address vascular regeneration including microscopic capillary networks all the way up to great vessel replacement. Approximately 400,000 coronary bypass grafts are performed per year in the US according to the CDC. In addition, 650,000 patients per year in the US and 2 million patients per year worldwide are affected by end stage renal disease, who may benefit from placement of hemodialysis access, including arteriovenous fistula creation.
●	NeuralTE for peripheral nerve injuries of the extremities, as well as for patients with neuromas or chronic compression due to joint replacements, migraines, craniofacial injuries, carpal tunnel syndrome, and those who have undergone hernia or abdominal-based procedures;
●	UroTE targeting the delivery of autologous urogenital epithelium and submucosa across a spectrum of diseases and processes, including urethral strictures, urethral creation, bladder reconstruction, and ureter reconstruction;
●	LiverTE to address numerous causes of liver failure, including NASH, fibrosis/cirrhosis, surgical resection of the liver. According to the CDC, 1.6% of US adults are diagnosed with liver disease, which fails to recognize the portion that are at risk of liver disease, or those with distant metastases within their liver that may undergo resection of a significant portion of the organ.
●	BowelTE to deliver an optimized autologous construct to aid in the regeneration of bowel tissue. According to the CDC, approximately 10 million outpatient procedures and 6 million inpatient procedures were performed on the digestive system in 2010. Anyone undergoing surgical repair or anastomosis of the bowel could potentially benefit from a product delivering bowel regeneration.

We believe a number of the product candidates described above will be suitable for marketing via the 361 HCT/P regulatory pathway. If we successfully register and list a product with the FDA using the 361 HCT/P pathway, we may deploy a commercialization strategy similar to that of SkinTE or we may commercialize the product through a licensing or strategic partnership arrangement. Any products not suitable for the 361 HCT/P regulatory pathway will need to go through the FDA pre-market approval process, which usually involves the filing, as applicable, of an Investigational New Drug Application or Biologics License Application that will require preclinical and clinical testing and substantially extend the time of bringing the product to market.

Manufacturing

We have designed and developed manufacturing processes and quality systems that allow us to receive a specimen, qualify the incoming tissue, process and manufacture the tissue product, and perform outgoing quality control and quality assurance work prior to shipping. We have validated our manufacturing process as being aseptic. All SkinTE is manufactured within an ISO 5 isolator located within an ISO 7 cleanroom. Our processes are designed and validated to prevent the spread of communicable disease, and to prevent cross-contamination between samples. Our quality systems comply with current Good Tissue Practices under 21 C.F.R. Part 1271.

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

We have significant research facilities and this resource is beneficial to the work we are doing in our development projects. We also offer research services to third parties on a contract basis through our subsidiary, Arches Research and IBEX. Contract research services help us defray the costs of maintaining a research facility.

We currently operate a facility in Salt Lake City, Utah, consisting of approximately 178,528 square feet. We use this facility for product manufacturing and research and development work. In April 2019, we leased 6,307 square feet of manufacturing, laboratory, and office space in the Doctors Hospital complex in Augusta, Georgia, where The Joseph M. Still Burn Center is located. We intend to establish at the Doctors Hospital a remote manufacturing facility to service the region, which we believe will be operational in the middle of 2020.

Suppliers

As part of our strategy of ensuring timely delivery of our products, we have avoided relying on any third-party supplier as a sole source vendor for any element of our production process. We have identified alternate suppliers and, where appropriate, supply alternatives for any sourcing challenges.

Intellectual Property

As we advance our platform technology, product and pipeline developments, we seek to apply a multilayered approach for protecting intellectual property relating to our innovation with patents (utility and design), copyrights, trademarks, as well as know-how and trade secret protection. We are actively seeking U.S. and international patent protection for a variety of technologies, including our MPFU technology, our Complex Living Interface Coordinated Self-Assembling Materials (“CLICSAM”) Technology, our Composite-Interfacing, Biomaterial Accelerant Substrate (“CIBAS”) Technology, as well as Biological Sample Harvest and Deployment Kits.

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

We seek to complement the protection of our innovation with a portfolio of trademarks and service marks in the United States and around the world. The POLARITYTE trademark has been registered in the United States and in other countries throughout the world. Additional registered trademarks in the United States include our logo, WELCOME TO THE SHIFT, and WHERE SELF REGENERATES SELF.

Competition

The regenerative medicine industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property. We face substantial competition from companies developing and selling regenerative medicine products, as well as academic research institutions, governmental agencies, and public and private research institutions. Our competition includes providers of FTSGs and STSGs, the current standards of care, as well as other companies developing and commercializing skin substitutes. Any advances in regenerative medicine by others may be used to develop therapies that compete against SkinTE. We are aware of several companies focused on the wound market, including Avita Medical, Integra LifeSciences, Wright Medical Group, MiMedx, Osiris, Organogenesis, Allosource, MTF Biologics and Vericel, and we face significant competition in the wound care space from multiple products, including ReCell, Integra Bilayer Wound Matrix, EpiFix, Apligraf, Dermagraft, Grafix, Epicel, and others.

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

Contract Research Services

In May 2018, we purchased the assets of a preclinical research sciences business and related real estate from Ibex Group, L.L.C., a Utah limited liability company, and Ibex Preclinical Research, Inc., a Utah corporation. We acquired these assets to accelerate research and development of our product candidates, and now operate the business as IBEX to advance our product development and deliver preclinical research services to third parties. The business consists of a “good laboratory practices” (GLP) compliant preclinical research facility that is USDA registered and includes vivarium, operating rooms, preparation rooms, storage facilities, and surgical and imaging equipment. The real property includes two parcels in Logan, Utah, consisting of approximately 1.75 combined gross acres of land, together with the buildings, structures, fixtures, and personal property located on the real property.

Arches Research offers a complimentary array of research services to those offered through IBEX, providing access to experimental planning, histology, and in vivo and in vitro imaging, including micro-ct. Arches Research is well equipped with state of the art equipment and sophisticated research staff that provide a range of services including veterinary and preclinical services, advanced imaging, biomedical engineering and validation, and molecular biology assays.

Government Regulation

Government authorities, laws, and regulations in the United States and other countries regulate the manufacturing, approval, labeling, packaging, storage, record-keeping, and promotion of products such as those we have developed and are developing. Any product we are developing must comply with the standards required for the product category under which the product is classified by such government authorities, laws, and regulations.

FDA Regulation of Tissue-Based Products

The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. In the United States, HCT/Ps are subject to varying degrees of regulation by the FDA, depending on if they fall solely within the scope of Section 361 of the Public Health Service Act (the “PHS Act”) (42 U.S.C. § 264) or if they are regulated as drugs, devices, or biological products under Section 351 of the PHS Act (42 U.S.C. § 262) and the federal Food, Drug, and Cosmetic Act (the “FD&C Act”). Under this two-tiered framework, certain higher risk HCT/Ps are regulated as new drugs, biologics, or medical devices. Manufacturers of new drugs, biologics, and some medical devices must complete extensive clinical trials, which must be conducted pursuant to an effective investigational new drug application (“IND”) or investigational device exemption (“IDE”). In addition, the FDA must review and approve a BLA or NDA before a new drug or biologic may be marketed. For most medical devices, including novel or high-risk medical devices, the FDA must approve a premarket approval application (“PMA”) or grant clearance to a premarket notification (“510(k)”) application prior to marketing of the device.

If, however, an HCT/P meets the criteria for regulation solely under Section 361 of the Public Health Service Act and Part 1271 of Title 21 of the Code of Federal Regulations (so-called “361 HCT/Ps”), no premarket FDA review for safety and effectiveness under a drug, device, or biological product marketing application is required. The processor of the 361 HCT/P is required to register and list its products with the FDA, comply with regulations regarding labeling, record keeping, donor eligibility and screening and testing, process the tissue in accordance with established current Good Tissue Practices (“cGTP”), and investigate and, in certain circumstances, report adverse reactions or deviations.

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

We believe that SkinTE and OsteoTE qualify as 361 HCT/Ps. Other products we are developing are being evaluated with respect to regulatory classification, and we will prepare for any pathway of manufacturing or regulation that is required.

All establishments that manufacture 361 HCT/Ps must register and list their HCT/Ps with the FDA’s Center for Biologics Evaluation and Research (“CBER”) within five days after commencing operations. In addition, establishments are required to update their registration annually in December or within 30 days of certain changes, and submit changes in HCT/P listing at the time of or within six months of such change. Establishments that manufacture 361 HCT/Ps will know that they are registered in compliance with 21 C.F.R. § 1271.10(a) when they receive a validated form with the Federal Establishment Identification number (“FEI#”) after submitting the Form FDA 3356 (registration form). cGTP requirements govern, as may be applicable, the facilities, controls, and methods used in the manufacture of HCT/Ps, including without limitation, recovery, donor screening, donor testing, processing, storage, labeling, packaging, and distribution of 361 HCT/Ps.

FDA inspection and enforcement with respect to establishments described in 21 C.F.R. Part 1271 includes inspections conducted, as deemed necessary, to determine compliance with the applicable provisions and may include, but is not limited to, an assessment of the establishment’s facilities, equipment, finished and unfinished materials, containers, processes, HCT/Ps, procedures, labeling, records, files, papers, and controls required to be maintained under 21 C.F.R. Part 1271. Such inspections can occur at any time with or without written notice at such frequency as is determined by the FDA in its sole discretion. Our Salt Lake City manufacturing site was inspected in July 2018 and we received certain inspectional observations on Form FDA 483 following that inspection. We responded to those observations and engaged in a productive dialog with the FDA. Following our responses, in or around February 2019, FDA classified the July 2018 inspection of our Salt Lake City Manufacturing site as “Voluntary Action Initiated,” or “VAI.” A VAI classification indicates that, although FDA found and documented objectionable conditions during its inspection, FDA will not take or recommend regulatory or enforcement action with respect to such inspectional observations at this time.

The Tissue Reference Group (“TRG”) is a body within the FDA designed to provide recommendations regarding whether a product candidate will be regulated as a 361 HCT/P. The Office of Combination Products (“OCP”) at FDA provides informal, non-binding recommendations and formal, binding designations regarding the classification of products as 361 HCT/Ps or drugs, biologics, or medical devices. Product manufacturers are not required to consult with the TRG or OCP and instead can market their products based on their own conclusion that the product meets the 361 HCT/P criteria. We have not consulted the TRG or sought a formal designation from the OCP.

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

In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (in cash or in kind), directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of, a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, exempt certain remuneration and remunerative arrangements from violating the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. Many states have laws similar to the federal law.

Also, the federal False Claims Act (“FCA”) imposes civil liability on any person or entity that submits, or causes others to submit, a false or fraudulent claim for payment (e.g., by the Medicare or Medicaid programs) to the U.S. government. Damages under the FCA can be significant, and consist of the imposition of fines and penalties, as well as possible exclusion from Medicare, Medicaid and other federal healthcare programs. The FCA also allows a private individual or entity (i.e., a whistleblower) with knowledge of past or present fraud against the federal government to sue on behalf of the government and to be paid a portion of the government’s recovery, which can include both civil penalties and up to three times the amount of the government’s damages (usually the amount reimbursed by federal healthcare programs). The U.S. Department of Justice takes the position that the marketing and promotional practices of life sciences product manufacturers, including the off-label promotion of products, the provision of inaccurate or misleading reimbursement guidance, or the payment of prohibited kickbacks, may cause the submission of improper claims to federal and state healthcare entitlement programs such as Medicare and Medicaid by health care providers that use the manufacturer’s products, which results in a violation of the FCA. In certain cases, in order to settle allegations under the FCA, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements (“CIAs”) that require, among other things, substantial government oversight, as well as reporting and remedial actions going forward

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

Reimbursement

In the United States, demand for access to any medical product will depend in large part on both the availability and the amount of reimbursement from third-party payers, including government healthcare programs (such as Medicare and Medicaid), and commercial healthcare insurers, such as managed care organizations and other private health plans. Third-party payers have complex rules and requirements for coverage and reimbursement of healthcare products and services. Even the applications to such third-party payers to be eligible for reimbursement for product or services are complex and can be lengthy and time consuming. For new technologies coming to market, these payers are increasingly examining the clinical evidence supporting medical necessity and cost effectiveness decisions in addition to safety and efficacy, which can result in barriers to early coverage reimbursement, or denial of coverage and reimbursement altogether. Accordingly, significant uncertainty exists as to the availability of coverage and reimbursement status for new medical products. If third-party payer reimbursement is unavailable to our customer hospitals, physicians, and providers, our sales may be limited and we may not be able to realize an appropriate return on our investment in research and product development.

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

Transparency Laws

The Patient Protection and Affordable Care Act imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. We do not believe that we are a covered manufacturer under the statute because our products are neither regulated as pharmaceuticals, biologics, nor medical devices by the FDA, and 361 HCT/Ps are not expressly addressed by this law. We do, however, voluntarily file annual reports because we believe it enhances our reputation in the medical industry to be transparent about what we do and how we do it.

USDA

The Company and its subsidiaries conduct preclinical research and development, which is regulated by the United States Department of Agriculture (USDA) Animal and Plant Health and Inspection Service (APHIS) and must be performed in compliance with the Animal Welfare Act, Animal Welfare Regulations, and Animal Care Policies. The Company and each of its subsidiaries that conduct preclinical research have in place Institutional Animal Care and Use Committees to oversee compliance with the animal care and use program and report accordingly to the USDA on an at least a semi-annual basis. All sites that maintain USDA-covered species are actively registered as USDA research facilities.

Employees

We had approximately 153 full-time employees and four part-time employees as of December 31, 2019, all of whom are in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate History

Majesco Entertainment Company, a Delaware corporation (“Majesco DE”), was incorporated in the state of Delaware on May 8, 1998. On December 1, 2016, Majesco Acquisition Corp., a Nevada corporation and wholly owned subsidiary of Majesco DE entered into an Agreement and Plan of Reorganization with PolarityTE, Inc., a Nevada corporation (“PolarityTE NV”) and the sole shareholder of PolarityTE NV. The asset acquisition was subject to shareholder approval, which was received on March 10, 2017, and the transaction closed on April 7, 2017. In January 2017, Majesco DE changed its name to “PolarityTE, Inc.” (“PolarityTE”). Majesco Acquisition Corp. was then merged with PolarityTE NV, which remains a subsidiary of PolarityTE. Majesco Acquisition Corp. II, formed in November 2016 under Majesco Entertainment Company, changed its name to “PolarityTE MD, Inc.,” and remains a wholly owned subsidiary of PolarityTE.

Prior to the acquisition of PolarityTE NV, Majesco DE developed and published a wide range of video games on digital networks through its Midnight City label. On May 2, 2017, Majesco Entertainment Company, a Nevada corporation and wholly owned subsidiary of PolarityTE (“Majesco NV Sub”), was formed, into which all the assets and liabilities of this gaming business were placed. On June 23, 2017, PolarityTE sold the Majesco NV Sub to Zift Interactive LLC, a Nevada limited liability company (“Zift”), pursuant to a purchase agreement. Pursuant to the terms of the agreement, PolarityTE sold 100% of the issued and outstanding shares of common stock of Majesco NV Sub to Zift, including all the right, title, and interest in and to Majesco NV Sub’s business of developing, publishing, and distributing video game products.

In May 2018 we acquired assets of a preclinical research and veterinary sciences business and related real estate, which we now operate through our subsidiary, Ibex Preclinical Research, Inc. The aggregate purchase price was $3.8 million, of which $2.3 million was paid at closing and the balance satisfied by a promissory note payable to the seller with an initial fair value of $1.22 million and contingent consideration with an initial fair value of approximately $0.3 million. As a result, we have significant research facilities and a well-educated and skilled team of scientists and researchers that perform research on our development projects and comprise the contract research segment of our business.

Contact and Available Information

Our principal executive offices are located at 123 Wright Brothers Drive, Salt Lake City, UT 84116 and our telephone number is (385) 237-2279.

Our website address is http://www.polarityte.com. We have included our website address as an inactive textual reference only. We make available, free of charge through our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material, or furnish it to the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons.

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

We have incurred significant operating losses, and may continue to incur significant operating losses over the next several years. We incurred a net loss of $92.5 million for the year ended December 31, 2019, and $65.4 million for the 12-month period ended October 31, 2018. Our ability to achieve profitable operations in the future will depend in large part upon the successful commercialization of SkinTE, and we are unable to predict when, if ever, that may occur. Our continuing capital needs to support expansion of the marketing effort, clinical trials, and other costs of our business could cause us to seek additional funding through public or private equity offerings, debt financings or from other sources. The sale of additional equity may result in dilution to our stockholders. In these circumstances, there is no assurance that we would be able to secure funding on terms acceptable to us, or at all.

If the commercialization of our lead product candidate, SkinTE, is not successful, our results of operations and financial condition will be adversely affected.

Our near-term prospects depend upon our ability to effectively market our lead product candidate, SkinTE. Gaining market acceptance and market share depends on a number of factors, including favorable completion of pending clinical trials, obtaining certainty on reimbursement for different applications, and our ability to develop an effective sales team. If we are not successful in commercializing SkinTE or are significantly delayed in doing so, our operating results and financial condition will be adversely affected.

Our revenue growth for SkinTE depends on our ability to expand our sales force, increase distribution and sales to existing customers and develop new customers, and there can be no assurance that these efforts will result in significant increases in sales.

We are in the process of investing in development of our direct sales force to allow for the opportunity to increase sales to existing customers and reach new customers. There can be no assurance that this effort will result in a meaningful increase in revenues. We expect to incur substantial expense to expand our sales force, and there is no assurance that we will recoup this investment through increased sales or that any increase in sales will allow us to sustain our operations.

Meaningful revenue growth in the foreseeable future is dependent on one product – SkinTE.

While a contributor to revenues, we do not believe our contract services business offers a revenue growth opportunity substantial enough to sustain our operations. Meaningful revenue growth will come from sales of regenerative tissue products and biomaterials, and the only such product we will be selling for the foreseeable future is SkinTE. To the extent that sales of SkinTE lag behind our need to generate revenue to make up the gap between available capital and cash flow from operations or there is a disruption in our ability to generate revenue from the distribution of SkinTE, our results of operations, financial condition, and growth prospects would be materially, adversely affected.

Our ability to effectively sell SkinTE depends on a number of factors that we are still learning about.

Factors impacting our ability to successfully commercialize SkinTE include:

●	obtaining data from clinical trials that supports the efficacy of SkinTE;
●	our ability to educate and train physicians and hospitals on the benefits of our product;
●	the rate at which providers adopt our product;
●	our ability to scale up our commercialization of SkinTE in a way that generates positive results;
●	our ability to obtain adequate reimbursement from third parties for our product; and
●	other activities generally necessary to accelerate market acceptance of a relatively new product that represents a change from traditional treatment regimens.

We began marketing SkinTE on a regional level in the fourth quarter of 2018, so we are still learning about the market and how to approach it with our product. We have begun to identify important factors, such as the items listed above, that affect our sales effort and continue to gain insight as our experience with marketing SkinTE grows. As we are still in the learning stage, we cannot predict when, if ever, we will succeed in establishing a formula for selling SkinTE that will produce revenue at a level sufficient to sustain our operations.

We will incur substantial costs in terms of both money and corporate resources for clinical and preclinical trials, and the results of these trials is uncertain.

We are pursuing two clinical trials for DFUs and VLUs and are evaluating plans for additional clinical trials for SkinTE. Clinical trials entail substantial costs, and we will continue to incur substantial costs on clinical trials for SkinTE. In addition, we expect that we will pursue development work and pre-clinical trials on our product development projects, which will result in additional costs with no assurance that the research and development work will result in any marketable product or revenue for us. These expenditures are subject to numerous uncertainties in timing and cost of completion, and potentially detract from our effort to commercialize SkinTE. Finally, there is no assurance that the results of a clinical or preclinical trial will be helpful in advancing the marketability or development of any product, and to the extent the results are not helpful, it is unlikely we would be able to recoup our investment in these trials and development efforts.

Our success will be dependent on our ability to achieve a meaningful level of SkinTE acceptance by the medical community.

We believe the lack of SkinTE clinical trials, which we were not required to obtain before commercialization as a 361 HTC/P, has adversely affected the acceptance of SkinTE by the wound care segment of the medical community. While we hope that our clinical trials will provide positive results, which will help to advance acceptance of SkinTE, we cannot guarantee this outcome. Our ability to gain, and then maintain, acceptance depends on whether we can demonstrate that SkinTE is an attractive alternative to existing or wound care treatment options, including both surgical techniques and products. Our ability to do so will depend on physicians’ evaluations of clinical safety, efficacy, ease of use, reliability, and cost-effectiveness, including insurance reimbursement. If the medical community and patients do not accept SkinTE as safe and effective, our ability to sell SkinTE and our results of operations may be materially and adversely affected.

Our revenues from our regenerative medicine business will depend upon adequate reimbursement from public and private insurers and health systems.

Our success will depend on the extent to which reimbursement for the costs of our treatments will be available from third-party payers, such as public and private insurers and health systems, as well as the amounts that they will agree to reimburse. Government and other third-party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement, and the amount of reimbursement for new treatments. Until established payment rates are set by payers, significant uncertainty usually exists as to the reimbursement status of new healthcare treatments. If we are not successful in obtaining adequate reimbursement for our treatments from these third-party payers, the market’s acceptance of our treatments could be adversely affected. Inadequate reimbursement levels also likely would create downward price pressure on our treatments. Even if we succeed in obtaining widespread reimbursement for our treatments at adequate pricing, future changes in reimbursement policies could have a negative impact on our business, financial condition and results of operations.

Commercial third-party payers and government payers are increasingly attempting to contain healthcare costs by demanding price discounts, including by limiting coverage on which products they will pay for and the amounts that they will pay for new products or products in competitive markets, and by creating conditions to reimbursement, such as coverage eligibility requirements based upon clinical evidence development involving research studies and the collection of physician decision impact and patient outcomes data. Because of these cost-containment trends, commercial third-party payers and government payers that currently provide or in the future may provide reimbursement for one or more of our products or product candidates may reduce, suspend, revoke, or discontinue payments or coverage at any time, including those payers that designate one or more of our product candidates as experimental and investigational. Payers may also create conditions to coverage or contract with third-party vendors to manage laboratory benefit coverage, in both cases creating burdens for ordering by physicians and patients that may make our products more difficult to sell. The percentage of submitted claims that are ultimately paid, the length of time to receive payment on claims, and the average reimbursement of those paid claims, is likely to vary from period to period. Finally, payers may demand discounts or offer reimbursement that minimizes our ability to sell our products profitably, or simply choose to not cover or reimburse our products at all.

As a result, there is significant uncertainty surrounding whether the use of products that incorporate new technology, such as our product candidates, will be eligible for coverage by commercial third-party payers and government payers or, if eligible for coverage, what the reimbursement rates will be for these product candidates. The fact that a product has been approved for reimbursement in the past for any particular intended use or indication or in any particular jurisdiction, does not guarantee that such product will remain approved for reimbursement, will continue to be reimbursed at comparable rates, or that similar or additional products will be approved for reimbursement in the future. Reimbursement of our existing and future products by commercial third-party payers and government payers may depend on a number of factors, including a payer’s determination that our existing and future products are:

●	not experimental or investigational;
●	medically reasonable and necessary;
●	appropriate for the specific patient;
●	cost effective;
●	supported by peer-reviewed publications;
●	included in clinical practice guidelines and pathways; and
●	supported by clinical utility and health economic studies demonstrating improved outcomes and cost effectiveness.

Market acceptance, sales of products based upon our platform technology, and our profitability may depend on reimbursement policies and healthcare reform measures. Several entities conduct technology assessments and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payers and healthcare providers as grounds to limit or deny coverage for a product. The levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, may reimburse the price patients pay for such products could affect whether we are able to successfully commercialize our product candidates. Our product and product candidates may receive negative assessments that may impact our ability to receive reimbursement for a product. We cannot be sure that reimbursement in the United States or elsewhere will be available for any of our products or product candidates in the future. If reimbursement is not available or is limited, our ability to commercialize our products and product candidates would be substantially impaired, which would adversely affect the viability of our commercial operations.

The United States and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. We expect that there will continue to be federal and state proposals to implement governmental controls or impose healthcare requirements. In addition, the Medicare program and increasing emphasis on managed or accountable care in the United States will continue to put pressure on product utilization and pricing. Utilization and cost control initiatives could decrease the volume of orders or payment that we would receive for any products in the future, which would limit our revenue and profitability. If we are unable to obtain or maintain reimbursement approval from commercial third-party payers and Medicare and Medicaid programs for our products and product candidates, or if the amount reimbursed is inadequate, our ability to generate revenues could be limited.

There may be significant fluctuations in our operating results.

We are at the beginning of the second year of our focused commercialization effort for SkinTE, so significant quarterly fluctuations in our results of operations are expected because our customer base, while growing, remains very small in relation to the overall wound care market. Fluctuations in quarterly results may also be caused by seasonal changes in wound care treatment demand, timing of sales force expansion, and general economic conditions. There can be no assurance that the level of revenues and profits, if any, we achieve in any particular fiscal period, will not be significantly lower than in other comparable fiscal periods. Our spending on operations is based, in part, on our expectations as to future revenues. As a result, if future revenues are below expectations, net income or loss may be disproportionately affected by a reduction in revenues, as any corresponding reduction in expenses may not be proportionate to the reduction in revenues.

The recent widespread outbreak of respiratory illness caused by a strain of coronavirus (Covid-19) has resulted in business closures and disruptions that may affect various suppliers of items we may use to produce and deliver SkinTE, notwithstanding the fact that we operate entirely within the United States. A significant outbreak of coronavirus and other contagious diseases could result in a widespread health crisis that might have a chilling effect on patients seeking treatment from healthcare providers for conditions where SkinTE may be suitable, and could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products and impact our business, financial condition, and results of operations.

Our manufacturing operations in the U.S. depend primarily on one facility. If this facility is destroyed or we experience any manufacturing difficulties, disruptions, or delays, this could limit supply of our product or adversely affect our ability to sell products or conduct our clinical trials, and our business would be adversely impacted.

All of the manufacturing of SkinTE takes place at our single U.S. facility. We are in the process of developing another manufacturing facility in Augusta, Georgia, but this facility is not yet operational. If regulatory, manufacturing, or other problems require us to discontinue production at our current facility, we will not be able to supply SkinTE to patients or have supplies for clinical trials, which would adversely impact our business. If this facility or the equipment in it is significantly damaged or destroyed by fire, flood, power loss, or similar events, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace the facility at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to quickly transfer manufacturing to our facility under development or to another third party. Even if we could transfer manufacturing from one facility to another, the shift would likely be expensive and time-consuming, particularly since an alternative facility would need to comply with applicable cGTP or the FDA’s current good manufacturing practices (“cGMP”) regulatory and quality standard requirements and, if applicable, FDA approval would be required before any products manufactured at that facility could be made commercially available.

Performance issues, service interruptions or price increases by our shipping carriers could negatively affect our business, financial condition and results of operations and harm our reputation and the relationship between us and the healthcare providers with which we work.

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of skin harvested from patients and the return of SkinTE manufactured for those patients, and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage, or destruction of any delivery systems, it could result in delays in delivering our product and spoilage of the SkinTE we produce for patients, which is viable for 14 days following the skin harvest date. Any such occurrences may damage our reputation and lead to decreased demand for our solution and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for SkinTE on a timely basis.

We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation and disrupt our business.

The manufacturing, marketing, and processing of our products and product candidates involves an inherent risk that our tissue products or processes do not meet applicable quality standards and requirements. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. A recall or market withdrawal of one of our products would be costly and would divert management resources. A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products because of confusion concerning the scope of the recall or withdrawal, or because of the damage to our reputation for quality and safety.

We intend to, but may not be successful in, establishing and maintaining licensing agreements or strategic partnerships.

We may pursue licensing or strategic partnership opportunities in the future to enhance and accelerate the development and commercialization of our existing products and potential product candidates. We may rely on such arrangements to assist in launching, marketing, and developing our products and product candidates. However, we may face significant competition in seeking appropriate arrangements and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a licensing, strategic partnership, or other alternative arrangements for any present or future proposed products and programs for a variety of reasons. Even if we are successful in our efforts to establish licensing agreements or strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such arrangements if, for example, development or approval of a product candidate is delayed or sales of an approved or registered product are disappointing.

We operate in a highly competitive and evolving field and face competition from regenerative medicine, biotech, and pharmaceutical companies, tissue engineering entities, tissue processors and medical device manufacturers, as well as new market entrants.

We operate in a competitive and continually evolving field. Competition from other regenerative medicine, biotech, and pharmaceutical companies, tissue engineering entities, tissue processors, medical device companies and from research and academic institutions is intense, expected to increase, subject to rapid change, and could be significantly affected by new product introductions. Our failure to compete effectively would have a material and adverse effect on our business, results of operations, and financial condition.

Specifically, we face significant competition in the wound care space from multiple products, including ReCell, Integra Bilayer Wound Matrix, EpiFix, Apligraf, Dermagraft, Grafix, Epicel, and others. The availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of SkinTE is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to SkinTE, or if physicians switch to other new drug or biologic products, or choose to reserve SkinTE for use in limited circumstances.

Many of our competitors have substantially greater resources than we do, and we expect that SkinTE will face intense competition from existing or future products.

SkinTE faces intense competition from existing and future products marketed by large, well-established companies (including but not limited to Avita Medical, Integra LifeSciences, Wright Medical Group, MiMedx, Osiris, Organogenesis, Allosource, MTF Biologics and Vericel). These competitors may successfully market products that compete in the wound care market, successfully identify product candidates or develop products earlier than we do, or develop products that are more effective or safe, or that cost less than SkinTE. These competitive factors could require us to conduct additional research and development activities to establish new competitive product targets, which would be costly and time consuming. These activities would adversely affect our ability to effectively commercialize SkinTE and achieve revenue and profits.

We may have inadequate resources to pursue the development and commercialization of our product candidates or to continue our development programs.

We are focused on employing our resources to commercialize SkinTE, and thus we expect to continue to use our capital to advance that objective rather than on research and development on product candidates that will take a long time to evaluate and develop. Until we can successfully commercialize our product candidates and achieve significant revenue, if any, it is unlikely we will be able to make a significant capital commitment to research and development of new product candidates.

The cost and timing of completion of our preclinical and clinical development programs is uncertain.

We expect that a large percentage of our future research and development expenses will be incurred in support of current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost of completion. We evaluate our objectives in preclinical models based upon our own development goals, but such evaluation may differ from requirements of regulatory authorities. We may conduct early stage clinical trials, which may differ for each of our potential product opportunities. As we obtain results from investigations, preclinical studies, or clinical trials, we may elect to discontinue or delay further evaluations for certain product candidates or programs to focus resources on more promising product candidates or programs. Completion of clinical trials may take several years and the length of time generally varies according to the type, complexity, novelty, and intended use of a product candidate. The cost of clinical trials is uncertain and may vary significantly over the life of a product or development project because of unanticipated differences, regulatory requirements, or other obligations, or challenges arising during clinical development.

Our product development programs are based on novel technologies. As a result, our product candidates are inherently risky.

We cannot guarantee that the results we see in clinical applications will be comparable to the preclinical results we have observed in animals for all our product candidates. We also cannot at this stage be certain of the safety of all product candidates that may be developed from our core technology in humans.

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

Our potential product candidates represent new classes of therapy that the marketplace may not understand or accept. Furthermore, the success of our product candidates is dependent on wider acceptance by the medical community.

The market may not understand or accept our potential product candidates. Our product candidates represent new treatments or therapies and compete with a number of more conventional products and therapies manufactured and marketed by others. The new nature of our potential product candidates creates significant challenges regarding product development and optimization, manufacturing, government regulation, and third-party reimbursement. As a result, the development pathway for any such product and its commercialization may be subject to increased scrutiny, as compared to the pathways for more conventional products.

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

If SkinTE or other products we develop are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their use or development, or limit them to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, if any of the procedures with which our products are used is determined to be unsafe, we may be required to delay, alter, or abandon our product development or commercialization.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing, and marketing of human cellular and tissue-based products. We may be subject to such claims if our products cause, or appear to have caused, an injury during clinical trials or after commercialization. Claims may be made by patients, healthcare providers, or others selling our products. Defending a lawsuit, regardless of merit, could be costly, divert management attention, and result in adverse publicity, which could result in the withdrawal, or reduced acceptance, of our products in the market.

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

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees will negatively affect our business, financial condition and results of operations.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our senior management and other key personnel. Although we have entered into employment agreements with all of our executive officers, each of them may terminate their employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore negatively affect our business, financial condition, and results of operations. In addition, we do not carry any key person insurance policies that could offset potential loss of service under applicable circumstances.

We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than us. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.

In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it will negatively affect our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

We do not currently own any issued patents in the United States and our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which could have a material and adverse effect on us.

Our success depends significantly on our ability to protect our proprietary rights in technologies that presently consist of trade secrets and patent applications. We currently have no issued patents in the United States relating to any of our product candidates. We intend to expand our patenting activities and rely on patent protection, as well as a combination of copyright, trade secret, and trademark laws and nondisclosure, confidentiality, and other contractual restrictions to protect our proprietary technology, and there can be no assurance these methods of protection will be effective. These legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, our presently pending patent applications include claims to material aspects of our activities that are not currently protected by issued patents in the United States. The patent application process can be time consuming and expensive. We cannot ensure that any of the pending patent applications we acquire, have acquired, or may file will result in issued patents. Competitors may be able to design around our patents or develop procedures that provide outcomes that are comparable or even superior to ours. There is no assurance that the inventors of the patents and applications that we expect to own or license were the first-to-invent or the first-inventor-to-file on the inventions, or that a third party will not claim ownership in one of our patents or patent applications. We cannot assure you that a third party does not have or will not obtain patents that could preclude us from practicing the patents we own or license now or in the future.

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

There can be no assurance that a third party, including but not limited to, a university or other research institution that our founders were associated with in the past, will not make claims to ownership or other claims related to our technology. We believe we have developed our technology outside of any institutions, but we cannot guarantee such institutions would not assert a claim to the contrary. Even if successful, litigation to enforce or defend our intellectual property rights could be expensive and time consuming, and could divert our management’s attention. Further, bringing litigation to enforce our future patent(s) subjects us to the potential for counterclaims. If one or more of our current or future patents is challenged in U.S. or foreign courts or the United States Patent and Trademark Office (“USPTO”) or foreign patent offices, the patent(s) may be found invalid or unenforceable, which could harm our competitive position. If any court or any patent office ultimately cancels or narrows the claims in any of our patents through any pre- or post-grant patent proceedings, such an outcome could prevent or hinder us from being able to enforce the patent against competitors. Such adverse decisions could negatively affect our future revenue and results of operations.

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

We may be subject to claims that former or current employees, collaborators, or other third parties have an interest in our patents, patent applications, or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against any claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

If we are unable to protect the confidentiality of our proprietary information and know-how related to any of our product candidates, our competitive position would be impaired and our business, financial condition, and results of operations could be adversely affected.

Some of our technology, including our knowledge regarding certain aspects of the manufacture of our products and potential product candidates, is unpatented and is maintained by us as trade secrets. To protect these trade secrets, the information is restricted to our employees, consultants, collaborators, and advisors on a need-to-know basis. In addition, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements, however, do not ensure protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements and other obligations of our employees to assign intellectual property to the Company may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators, or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets could impair our competitive position and have a material adverse effect on our business, financial condition, and results of operations.

We may become subject to claims of infringement of the intellectual property rights of others, which could prohibit us from developing our treatment, require us to obtain licenses from third parties, or to develop non-infringing alternatives, and subject us to substantial monetary damages. We have not obtained and do not intend to obtain any formal legal opinion regarding our freedom to practice our technology.

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

Successful challenge of any patents or future patents or patent applications such as through opposition, reexamination, inter partes review, interference, or derivation proceedings could result in a loss of patent rights in the relevant jurisdiction. Furthermore, because of the substantial amount of discovery required relating to intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

The FDA has specific regulations governing human cell, tissue, and cellular and tissue-based products, commonly known as “HCT/Ps”. The FDA has broad post-market and regulatory and enforcement powers. The FDA’s regulation of HCT/Ps includes requirements for registration and listing of products, donor screening and testing, processing and distribution (“Current Good Tissue Practices” or “cGTP”), labeling, record keeping, adverse-reaction reporting, inspection, and enforcement.

We believe SkinTE is appropriately regulated solely under Section 361 of the Public Health Service Act and Part 1271 of Title 21 of the Code of Federal Regulations (i.e., as a so-called “361 HCT/P”) and that, as a result, no premarket review or approval by the FDA is required. If the FDA does not agree that SkinTE meets its regulatory criteria for regulation as a 361 HCT/P, it will be regulated as a drug, device, or biological product, and we could be required to withdraw SkinTE from the market until the required clinical trials are complete and the applicable premarket regulatory clearances or approvals are obtained. Manufacturers of new drugs, biologics, and some medical devices must complete extensive clinical trials, which must be conducted pursuant to an effective IND. In addition, the FDA must review and approve a BLA or NDA before a new drug or biologic may be marketed.

A determination by the FDA that SkinTE is not a 361 HCT/P would negatively impact our commercialization of the product and substantially increase the cost to us of regulatory compliance, all of which would adversely affect our results of operations and financial condition. This same risk applies to any other product we may develop that we believe should be regulated as a 361 HCT/P.

Some of the future new products and enhancements of existing products that we expect to develop and market may not be 361 HCT/Ps, and may require premarket approval or clearance from the FDA. As a result, those product candidates would be subject to additional regulatory requirements, including premarket approval or clearance. There can be no assurance, however, that approval or clearance will be granted with respect to any such products or enhancements of existing products. Such products or enhancements may encounter significant delays during FDA’s premarket review process that would adversely affect our ability to market such products or enhancements.

Even if premarket approval or clearance are obtained from the FDA, the approvals or clearances may contain substantial limitations on the indicated uses of such products and other uses may be prohibited. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. Furthermore, the FDA could limit or prevent the distribution of products, and the FDA has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect our operations. In addition, regulatory approval is subject to continuing compliance with regulatory standards, including the FDA’s current good manufacturing practice (cGMP) or quality system regulations and adverse event reporting regulations.

If we fail to comply with the FDA regulations regarding our products and manufacturing processes, the FDA could initiate or take enforcement action, including, without limitation, any of the following actions or sanctions:

●	Untitled letters, warning letters, fines, injunctions, consent decrees, product seizures, or civil penalties;
●	Operating restrictions, partial suspension or total shutdown of clinical studies, manufacturing, marketing, or distribution;
●	Orders to recall or destroy products.
●	Refusing requests for clearance or approval of new products, processes, or procedures, or for certificates or approval to enable export of the same;
●	Withdrawing or suspending current applications for approval or clearance, or any approvals or clearances already granted; and
●	Civil or criminal prosecution.

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

We are subject to regulation and inspection by the FDA for cGTP compliance, with respect to our 361 HCT/P products. To the extent that future products we develop or enhancements of existing products we develop are not regulated as 361 HCT/Ps, we will be subject to regulation under cGMP with respect to any such product candidates that are not 361 HCT/Ps. Complying with cGTP or cGMP will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. For any products for which we are required to obtain FDA premarket approval or clearance, we must also pass a pre-approval inspection prior to FDA approval or clearance. Failure to pass a pre-approval inspection may significantly delay FDA approval or clearance of our product candidates. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our product candidates. As a result, our business, financial condition, and results of operations may be materially harmed.

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

Additionally, we have limited experience in manufacturing products for commercial purposes and could experience difficulties in the continued manufacturing of our product candidates, either ourselves or through third-party contractors with whom we may enter strategic relationships. Because our experience in manufacturing, sales, marketing, and distribution is limited, we may encounter unforeseen difficulties in our efforts to efficiently manage the manufacturing, sale, and distribution of our product candidates, or have to rely on third-party contractors, over which we may not have sole control, to manufacture our product candidates. Moreover, there can be no assurance that we or any third-party contractors with whom we enter strategic relationships will be successful in streamlining manufacturing operations and implementing efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, and production standards or production volumes necessary to achieve profitability. Our failure to develop these manufacturing processes and capabilities in a timely manner could prevent us from achieving positive results of operations and cash flows.

Even if the FDA regulates SkinTE as 361 HCT/P, we must still generate adequate substantiation for any claims we will make in our marketing. Failure to establish such adequate substantiation in the opinion of federal or state authorities could substantially impair our ability to generate revenue.

Although we may not need to submit SkinTE to the FDA for premarket approval or be subject to FDA requirements for labeling or promotion of new drugs, biologics, or medical devices, we still must generate adequate substantiation for claims we make in our marketing materials. Both the Federal Trade Commission (“FTC”) and the states retain jurisdiction over the marketing of 361 HCT/Ps (and other) products in commerce and require a reasonable basis for claims made in marketing materials. Through clinical use, case studies, clinical studies, as well as other endeavors, we intend to generate such adequate substantiation for any claims we make about our products. If, however, after we commence marketing of any of our products, including SkinTE, the FTC or one or more states conclude that we lack adequate substantiation for our claims, we may be subject to significant penalties, or may be forced to alter our marketing approach in one or more jurisdictions. Any of this could materially harm our business.

Even if SkinTE meets the criteria for a 361 HCT/P, it will be subject to ongoing regulation. We could be subject to significant penalties if we fail to comply with these requirements, which would adversely affect our results of operations.

Even if SkinTE meets the criteria for a 361 HCT/P, we are still subject to numerous post-market requirements, including those related to registration and listing, record keeping, labeling, cGTP, donor eligibility, deviation and adverse event reporting, and other activities. HCT/Ps that do not meet the definition of a 361 HCT/P are also subject to these or additional obligations. If we fail to comply with these requirements, we could be subject to, without limitation, warning letters, product seizures, injunctions, or civil and criminal penalties. We have established our own processing facility, which we believe is cGTP compliant. Any failure by us to maintain cGTP compliance would require remedial actions, which could potentially include actions such as delays in distribution and sales of our product, as well as enforcement actions.

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

Specifically, anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration (direct or indirect, in cash or in kind) in return for the referral, use, ordering, or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare programs. We have entered into consulting agreements, research agreements and product development agreements with physicians, including some who may order our products or make decisions to use them. In addition, some of these physicians own our stock, which they purchased in arm’s length transactions on terms identical to those offered to non-physicians, or received stock awards from us as consideration for services performed by them. While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties. There can be no assurance that regulatory or enforcement authorities will view these arrangements as following applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our products, perform clinical research on our behalf, or educate the market about the efficacy and uses of our potential products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally funded healthcare programs, including Medicare and Medicaid, for non-compliance. Further, even the costs of defending investigations of noncompliance could be substantial.

Also, the FCA imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the federal government. Damages under the FCA can be significant and consist of the imposition of fines and penalties, as well as potential exclusion from federal healthcare programs (including Medicare and Medicaid). The FCA also allows a private individual or entity (i.e., a whistleblower) with knowledge of past or present fraud against the federal government to sue on behalf of the government and to be paid a portion of the government’s recovery, which can include both civil penalties and up to three times the amount of the government’s damages (usually the amount reimbursed by federal healthcare programs). The U.S. Department of Justice on behalf of the government takes the position that the marketing and promotional practices of life sciences product manufacturers, including the off-label promotion of products, the provision of inaccurate or misleading reimbursement guidance, or the payment of prohibited kickbacks to doctors or other referral sources may cause the submission of improper claims to federal and state healthcare entitlement programs, such as Medicare and Medicaid, by health care providers that use the manufacturer’s products, which results in a violation of the FCA. In certain cases, in order to settle allegations of FCA violations, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts, and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

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

Our stock price has been highly volatile during the 12-month period ended February 29, 2020, with closing stock prices ranging from a high of $16.43 per share to a low of $1.35 per share. The stock market in general, and the market for biotech companies in particular, have experienced extreme volatility that, at times, has been unrelated to the operating performance of particular companies. Because of this volatility, investors in our stock may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	our ability to develop and commercialize our lead product candidate, SkinTE;
●	results and timing of our clinical trials;
●	failure or discontinuation of any of our development programs;
●	issues in manufacturing our product candidates or future approved products;
●	issues in designing or constructing our commercial manufacturing facilities;
●	regulatory developments or enforcement in the United States and foreign countries with respect to our product candidates or our competitors’ products;
●	competition from existing products or new products that may emerge;
●	developments or disputes concerning patents, patent applications, or other proprietary rights;
●	introduction of technological innovations or new commercial products by us or our competitors;
●	announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	public concern over our product candidates or any future approved products;
●	threatened or actual litigation;
●	future or anticipated sales of our common stock;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	additions or departures of key personnel;
●	changes in the structure of health care payment systems in the United States or overseas;
●	failure of any of our products or product candidates to perform safely or effectively or achieve commercial success;
●	economic and other external factors or other disasters or crises;
●	period-to-period fluctuations in our financial condition and results of operations;
●	general market conditions and market conditions for biopharmaceutical stocks; and
●	overall fluctuations in U.S. equity markets.

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. Defending such litigation could result in substantial defense costs and divert the time and attention of our management, which could seriously harm our business. As discussed above under “Item 3. Legal Proceedings,” we are currently in the early stages of a stockholder class action lawsuit and, to the extent we incur substantial costs to defend or resolve that lawsuit, our ability to fund our business will be diminished, which would adversely affect our operations and financial condition.

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

In October 2018, we received a document request and inquiries from the SEC relating to subjects addressed in the short seller reports and cooperated fully by providing the SEC with all information relevant to their requests. On March 1, 2019, we received a subpoena from the SEC requesting additional documents related to, among other things, (i) communications and agreements between us and, among others, John Stetson, Barry Honig and Michael Brauser, (ii) the transaction pursuant to which Majesco Entertainment Company acquired PolarityTE NV and our current regenerative medicine business, (iii) the performance of and communications with regulators regarding SkinTE, our lead product, and (iv) any promotion of the Company or its securities. On March 4, 2019, we obtained from the SEC a copy of the formal order of investigation of the Company and its affiliates with respect to possible violations of the federal securities laws, including, among other things, the anti-fraud provisions of the Securities Act and the Exchange Act with respect to the Company’s public disclosures, the beneficial ownership reporting provisions of the Exchange Act and the anti-price manipulation provisions of the Exchange Act. We intend to fully cooperate with the SEC regarding their March 2019 subpoena and this ongoing investigation. Since March 2019, we have received four additional subpoenas seeking documents on these and other topics. The documents and information requested in the subpoenas include materials concerning (i) the circumstances under which the Company placed Denver Lough, former Chief Executive Officer, and Naveen Krishnan, former Vice President of Analytics, on paid administrative leave, (ii) termination and separation agreements with former employees, and (iii) certain commercialization metrics included in Company disclosures. We have already provided a substantial amount of documents and information to the SEC in response to these requests and expect to make additional productions in response to the subpoenas. We met with the SEC on February 11, 2020, to review the status of the investigation and completion of the document production.

As a result of the SEC investigation, we could be subject to additional stockholder litigation, government inquiries or enforcement actions that could name us, our affiliates, or others. While we will not tolerate stock manipulation and will continue to report suspected wrongdoing to authorities, we cannot predict whether any of these will arise or, if they do, the possible outcomes. Stockholder litigation, government inquiries or enforcement actions could adversely affect our reputation, result in significant expenditures, including legal expenses, and potentially result in significant fines, penalties or other remedies against us, which could have a material adverse effect on our results of operations and financial condition. Although we maintain insurance that may provide coverage for some of these expenses and costs, and we have given notice to our insurers of the claims, there is risk that the insurers will rescind or otherwise not renew the policies, that some or all of the claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance.

Our stock price may also be negatively affected by the SEC investigation, any negative press or other coverage we receive as a result thereof and the uncertainty surrounding the result of any of these developments, which could adversely affect our ability to raise capital to fund future operations, result in the loss of potential business opportunities, be exploited by our competitors, undermine the confidence that hospitals and doctors, key potential adopters of our products, have in us and our technology, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, any of which would materially harm our financial condition, results of operations and prospects. We expect management will continue to devote significant time, attention and resources to these matters and any additional matters that may arise, which could have a material adverse impact on our commercial development, results of operations and financial condition.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In addition, certain future sales of our equity securities may trigger a downward adjustment in the exercise price of 10,638,298 common stock purchase warrants we issued in February 2020 with an original exercise price of $2.80 per share, which could apply additional pressure to depress the market price of our common stock because of the lower warrant exercise price. As of March 6, 2020, we had 38,358,450 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers and affiliates, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. As of December 31, 2019, we also had a significant number of securities convertible into, or allowing the purchase of, our common stock, including 4,529,988 options and rights to acquire shares of our common stock that are outstanding under our equity incentive plans, and 5,353,257 shares of common stock reserved for future issuance under our equity incentive plans, including our 2020 Stock Option and Incentive Plan. Pursuant to a Purchase Agreement that we have entered with Keystone Capital Partners, LLC (“Keystone”), Keystone has agreed to purchase up to $25.0 million of shares of our common stock, subject to certain limitations, at our direction from time to time during the 36-month term of the Purchase Agreement. As of February 29, 2020, we have sold 270,502 shares of our common stock under the Purchase Agreement generating total gross proceeds of $725,000 and have up to $24,275,000 available for future sale under the Purchase Agreement.

Our Restated Certificate of Incorporation, our Restated Bylaws, our Rights Agreement and Delaware law could deter a change of our management, which could discourage or delay offers to acquire us.

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

We also entered into a rights agreement (the “Rights Agreement”), dated as of November 7, 2019, with Equity Stock Transfer, LLC, as rights agent. Generally, the Rights Agreement works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires 10% or more (or 20% or more in the case of a “Passive Institutional Investor,” as defined in the Rights Agreement) of our common stock without the approval of the Board. As a result, the overall effect of the Rights Agreement may be to render more difficult or discourage a tender or exchange offer or other acquisition of our common stock that is not approved by the Board. The Rights Agreement could reduce the price that stockholders might be willing to pay for shares of our common stock in the future. Furthermore, the anti-takeover provisions of the Rights Agreement may make it more difficult to replace management even if the stockholders consider it beneficial to do so. The Rights Agreement does not prevent the Board from considering any offer that it considers to be in the best interest of its stockholders.

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

Because we do not expect to declare cash dividends on our common stock in the foreseeable future, stockholders must rely on appreciation of the value of our common stock for any return on their investment.

While we have in the past declared and paid cash dividends on our capital stock, we currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not expect to declare or pay any additional cash dividends in the foreseeable future. As a result, only appreciation of the price of our common stock, if any, will provide a return to investors in this offering.

A material weakness in our internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition and liquidity.

As discussed in “Item 9A. Controls and Procedures,” below, we have identified a material weakness in our internal control over financial reporting through our evaluation of our controls at December 31, 2019. In 2019 we failed to execute controls relating to reconciliation procedures. In addition, we did not have a sufficient level of precision in our review procedures to detect potentially material errors in accrual and related accounts.

A material weakness could result in a material misstatement of our annual or interim financial statements requiring a restatement of the affected financial statements. A material misstatement and resulting restatement entail numerous risks, including the following:

●	We could be subject to civil litigation, including class action shareholder actions arising out of or relating to a restatement, which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties;
●	Negative publicity relating to a restatement may adversely affect our business and the market price of our common stock;
●	Management’s focus on achieving our business objectives may be diverted to addressing (i) the restatement (ii) customers’, employees’, investors’ and regulators’ questions and concerns regarding the restatement, (iii) any negative impact on the Company’s public image with our customers and in the financial market caused by the restatement, and (iv) any subsequent litigation that may result from the restatement;
●	The SEC may review a restatement and require further amendment of our public filings; and
●	We may incur significant expenses associated with preparing and filing a restatement.

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

Item 3. Legal Proceedings.

Shareholder Litigation

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Exchange Act and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff. On November 28, 2018, the Court consolidated the Moreno and Lawi cases under the caption In re PolarityTE, Inc. Securities Litigation (the “Consolidated Securities Litigation”), and requested the appointment of the plaintiff in Lawi as the lead plaintiff. On January 16, 2019, the Court granted the motion of Yedid Lawi for appointment as lead plaintiff, and on February 1, 2019, the Court granted the lead plaintiff’s motion for approval of lead counsel and liaison counsel. The Court also ordered that the lead plaintiff file and serve a consolidated complaint no later than 60 days after February 1, 2019. The Lead Plaintiff filed a consolidated complaint on Aril 2, 2019, and asserted essentially the same violations of Federal securities laws recited in the original complaints. The Company filed a motion to dismiss the consolidated complaint on June 3, 2019. Plaintiffs’ opposition to the Company’s motion to dismiss was filed on August 2, 2019, and the Company filed a reply to the opposition on September 13, 2019. A hearing on the Company’s motion to dismiss was held on November 19, 2019; no order has been issued to date. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

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

Other Matters

In the ordinary course of business, we may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment, regulatory compliance, and other matters. Except as noted above, at December 31, 2019, we were not party to any legal or arbitration proceedings that may have significant effects on our financial position or results of operations. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “PTE.”

At February 29, 2020, there were approximately 111 holders of record of our common stock.

Information regarding our equity compensation plans as of December 31, 2019, is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

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

Overview

On January 11, 2019, the Board of Directors (the “Board”) approved an amendment to the Restated Bylaws of the Company changing the Company’s fiscal year end from October 31 to December 31. We made this change to align our fiscal year end with other companies within our industry. Information contained in this section covers the reporting periods for the year ended December 31, 2019, the two-month period ended December 31, 2018, and the fiscal year ended October 31, 2018.

We are a commercial-stage biotechnology and regenerative biomaterials company focused on transforming the lives of patients by discovering, designing and developing a range of regenerative tissue products and biomaterials for the fields of medicine, biomedical engineering and material sciences. We operate two segments: the regenerative medicine business segment and the contract research segment.

Segment Reporting

The regenerative medicine business segment over the last year has advanced the commercialization of SkinTE, our first commercial product, by expanding the sales team, pursuing clinical studies of SkinTE, and working on the development of Skin TE Cryo, SkinTE POC, and PTE 11000. The commercial launch of SkinTE in 2018 included the build out of commercial, manufacturing, and corporate structure to support SkinTE manufacturing and distribution. This includes equipment, personnel, systems, and leased properties.

In May 2018 we acquired assets of a preclinical research and veterinary sciences business and related real estate, which we now operate through our subsidiary, Ibex Preclinical Research, Inc. The aggregate purchase price was $3.8 million, of which $2.3 million was paid at closing and the balance satisfied by a promissory note payable to the seller with an initial fair value of $1.2 million and contingent consideration with an initial fair value of approximately $0.3 million. As a result, we have significant research facilities and a well-educated and skilled team of scientists and researchers that comprise the contract research segment of our business. We offer research services to unrelated third parties on a contract basis through our subsidiary, Arches Research. We also use these facilities to advance our own research and development projects. Contract research services help us defray the costs of maintaining a research facility.

Revenue Recognition

In the regenerative medicine products segment, we record product revenues primarily from the sale of its regenerative tissue products. We sell our products to healthcare providers, primarily through direct sales representatives. Product revenues consist of a single performance obligation that we satisfy at a point in time. In general, we recognize product revenue upon delivery to the customer. In the contract services segment, we earn service revenues from the provision of contract research services, which includes delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consist of a single performance obligation that we satisfy over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation.

Research and Development Expenses

Research and development expenses primarily represent employee related costs, including stock compensation for research and development executives and staff, lab and office expenses, clinical trial costs, and other overhead charges.

General and Administrative Expenses

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

Sales and Marketing Expenses

Sales and marketing expenses primarily represent employee related costs, including stock compensation for sales and marketing executives and staff, marketing and advertising expenses, trade shows and other promotional costs, and other related charges.

Income Taxes

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

Leases

On January 1, 2019 the Company adopted ASU 2016-02, Leases (ASC 842) and related amendments, which require lease assets and liabilities to be recorded on the balance sheet for leases with terms greater than twelve months. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. The standard was adopted using the modified retrospective transition approach by applying the new standard to all leases existing at the date of the initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See Note 2 – Summary of Significant Accounting Policies and Note 8 – Leases in the notes to the consolidated financial statements included in this Annual Report for additional information regarding the adoption.

Results of Operations

Comparison of the year ended December 31, 2019 compared to the year ended December 31, 2018.

We changed our fiscal year end from October 31 to December 31 effective December 31, 2018. Accordingly, the following presentation and discussion of the results of operations for the year ended December 31, 2019, which has been audited, will be compared to the unaudited results of operations for the year end December 31, 2018 to allow comparable year-over-year analysis and discussion of results of operation.

	For the Year Ended		Increase (Decrease)
(in thousands)	December 31, 2019	December 31, 2018	Amount	%
		(Unaudited)
Net revenues
Products	$2,353	$886	$1,467	166%
Services	3,299	1,337	1,962	147%
Total net revenues	5,652	2,223	3,429	154%
Cost of sales
Products	1,365	693	672	97%
Services	1,114	689	425	62%
Total cost of sales	2,479	1,382	1,097	79%
Gross profit	3,173	841	2,332	277%

Operating costs and expenses
Research and development	16,397	17,904	(1,507)	(8)%
General and administrative	63,189	52,912	10,277	19%
Sales and marketing	16,980	5,090	11,890	234%
Total operating costs and expenses	96,566	75,906	20,660	27%
Operating loss	(93,393)	(75,065)	(18,328)	24%
Other income (expense)
Interest income, net	151	457	(306)	*
Other income, net	749	32	717	*
Change in fair value of derivative	-	1,850	(1,850)	*
Loss on extinguishment of warrant liability	-	(520)	520	*
Net loss before income taxes	(92,493)	(73,246)	(19,247)	26%
Benefit for income taxes	-	302	(302)	*
Net loss	$(92,493)	$(72,944)	$(19,549)	27%

*Not meaningful

Net Revenues

During the year ended December 31, 2019, we recorded net revenues of $5.65 million, which represents an increase of $3.43 million from the $2.22 million of net revenues recorded during the year ended December 31, 2018. The $3.43 million year-over-year increase in net revenues was due primarily to increased revenues in both our regenerative medicine products and contract services operating segments.

Net revenues from regenerative medicine products increased by 166% from $0.89 million in 2018 to $2.35 million for the year ended December 31, 2019. The increase is attributable primarily to the fact we started our effort to gain meaningful market penetration for SkinTE in the fourth calendar quarter of 2018, and we were pursuing and expanding the marketing effort throughout 2019.

Net revenues from contract services increased by 147% from $1.34 million in 2018 to $3.30 million for the year ended December 31, 2019. The increase is attributable primarily to organic growth arising from what we believe is a growing recognition of the research capabilities of our contract services group within the biotechnology industry.

Gross Profit

Gross profit increased by a higher percentage than net revenues period over period from $0.84 million in 2018 to $3.17 million for 2019, or an increase in gross profit of 277%. We believe this is a result of built-in production capacity for both our goods and services that allows us to sell more of each at a lower incremental cost. While net revenues from regenerative medicine products increased by 166% year over year, cost of sales increased only 97%. Similarly, net contract services increased by 147% year over year and cost of sales increased only 62%.

Research and Development

During the year ended December 31, 2019, we recorded research and development expenses totaling approximately $16.40 million, which represents a decrease of $1.51 million, or 8%, from $17.90 million of research and development expenses in 2018. There was a reduction in staff in research and development that reduced compensation and benefits costs by $2.51 million, and this reduction was partially offset by an increase in clinical trial costs of $0.96 million.

General and Administrative Expenses

For the year ended December 31, 2019, general and administrative expenses totaled $63.19 million, which represents an increase of $10.28 million as compared to $52.91 million of general and administrative expenses incurred during the year ended December 31, 2018. Compensation and benefit costs increased $4.05 million, which was primarily due to an increase in employees added to support our SkinTE commercialization effort and a one-time severance expense of $3.76 million recognized under the separation agreement with our former chief executive officer. Asset disposals increased by $0.93 million. Legal fees increased by $2.48 million due to the costs of responding to SEC subpoenas and resolving the employment situation with our former chief executive officer, so we expect that much of this added legal expense in 2019 will not recur in 2020. Depreciation expense increased by $1.18 million as a result of significant equipment purchases in 2018.

Sales and Marketing

For the year ended December 31, 2019, sales and marketing expenses totaled $16.98 million, which represents an increase of $11.89 million as compared to $5.09 million of sales and marketing expenses incurred during the year ended December 31, 2018. The increase is attributable primarily to the fact that we started our effort to gain meaningful market penetration for SkinTE in the fourth calendar quarter of 2018, and we were pursuing and expanding the marketing effort throughout 2019. As a result, we added approximately $6.09 million of compensation and benefit cost to our selling and marketing expense in 2019 for our sales team. Costs related to our marketing efforts for travel, recruiting, and training increased by $1.43 million for 2019 compared to 2018. Also, in 2019 external marketing costs, including trade shows, consulting fees, and promotional costs increased $4.27 million in 2019 compared to 2018. We plan to continue expanding our sales effort, so we expect selling and marketing expense will increase in future periods.

Comparison of the two- month period ended December 31, 2018 compared to the two-month period ended December 31, 2017 (unaudited).

Net Revenues

For the two-month period ended December 31, 2018, total net revenues were $0.7 million including net revenues from products sales of $0.2 million from the sale of the Company’s core product SkinTE in the regenerative medicine business segment. Regenerative medicine revenues for the two-month period ended December 31, 2017 were immaterial. Net revenues from services were $0.5 million from the contract research segment operations driven primarily by the IBEX preclinical research business, which was acquired in the 2018 fiscal year.

Cost of Sales

For the two-month period ended December 31, 2018, cost of sales was approximately $0.4 million and approximately 57% of net revenues. Products cost of sales were $0.2 million or 92% of products sales due to fixed overhead costs. Services cost of sales were $0.2 million or 40% of service sales. Regenerative medicine cost of sales for the two-month period ended December 31, 2017 were immaterial.

Research and Development Expenses

Research and development expenses decreased $1.5 million, or 30%, in the two-month period ended December 31, 2018, compared to the two-month period ended December 31, 2017. The decrease is primarily driven by a shift in mix between commercial and operational infrastructure build out in the current period, as well as research and development costs in the prior period.

General and Administrative Expenses

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

Sales and Marketing Expenses

For the two-month period ended December 31, 2018, sales and marketing expenses were $2.7 million. This represents sales personnel and marketing costs primarily driven by the initial regional release of SkinTE. There were no sales personnel and marketing costs during the two-month period ended December 31, 2017.

Other (Expenses) Income

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

Net Loss

Net loss for the two-month period ended December 31, 2018 was approximately $18.4 million compared to a net loss of approximately $11.0 million for the two-month period ended December 31, 2017, primarily reflecting the increase in sales and operating expenses driven by expanding operations discussed above.

Liquidity and Capital Resources

As of December 31, 2019, our cash and cash equivalents and short-term investments totaled $29.24 million and our working capital was approximately $22.43 million, compared to cash and cash equivalents and short-term investments of $61.84 million and working capital of $56.79 million at December 31, 2018. Our accumulated deficit at December 31, 2019, was approximately $435.36 million.

On February 14, 2020, we completed an underwritten offering of 10,638,298 shares of our common stock and warrants to purchase 10,638,298 shares of common stock. Each common share and warrant were sold together for a combined purchase price of $2.35. The exercise price of each warrant is $2.80 per share, were exercisable immediately, and will expire February 12, 2027. The net proceeds to the Company from the offering are estimated to be approximately $22.7 million, after estimated offering expenses payable by us.

We are party to an Equity Purchase Agreement dated as of December 5, 2019 (the “Purchase Agreement”), with Keystone Capital Partners, LLC (“Keystone”), pursuant to which Keystone has agreed to purchase from us up to $25.0 million of shares of our common stock, subject to certain limitations including a minimum purchase price of $2.00 per share, at our direction from time to time during the 36-month term of the Purchase Agreement. Concurrently, we entered into a Registration Rights Agreement with Keystone, pursuant to which we agreed to register the sales of our common stock pursuant to the Purchase Agreement under our existing shelf registration statement on Form S-3 or a new registration statement. During the period from the date of Purchase Agreement to the date of this filing, we have sold 270,502 shares of our common stock under the Purchase Agreement generating total gross proceeds of $725,000 and have up to $24,275,000 available for future sale under the Purchase Agreement. In connection with the underwritten offering described in the preceding paragraph, we agreed not to sell any additional shares under the Purchase Agreement for a period of 90 days after the closing date of the offering.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash and cash equivalents, with planned operating cost reductions, will be adequate to satisfy our capital and operating needs for at least the next 12 months from the date of filing. This conclusion is based on our current capital resources, plans for commercialization of SkinTE, and plans for implementing operating cost reductions. We believe we may need additional financing to continue clinical deployment and commercialization of SkinTE and development of our other product candidates. We will continue to pursue fundraising opportunities when available, however, such financing may not be available on terms favorable to us, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs, or effectuate substantial cost reductions in our commercial operations, or be unable to continue operations over a longer term. We plan to meet our future capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales, or strategic partnership arrangements. Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives.

Our actual capital requirements will depend on many factors, including among other things: our ability to scale the manufacturing for and to commercialize successfully SkinTE; the progress and success of clinical evaluation and acceptance of SkinTE; our ability to develop our other product candidates; and the costs and timing of obtaining any required regulatory registrations or approvals. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The foregoing factors, along with the other factors described in the section, Item 1A, “Risk Factors” in Part I of this Report on Form 10-K will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders, and debt financing, if available, may involve restrictive covenants. If we elect to pursue collaborative arrangements, the terms of such arrangements may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed, and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operation.

The following table sets forth the primary sources and uses of cash for each period indicated:

	Year ended	Two months ended	Year ended
(in thousands)	December 31, 2019	December 31, 2018	October 31, 2018
Net cash provided by (used in)
Operating activities	$(56,648)	$(7,999)	$(28,546)
Investing activities	(15,617)	(7,021)	(11,419)
Financing activities	26,810	(268)	93,259
Net (decrease)/increase in cash and cash equivalents	$(45,455)	$(15,288)	$53,294

Cash used in operating activities

During the year ended December 31, 2019, net cash used in operating activities was $56.65 million, which was due to a net loss of $92.49 million mostly offset by the non-cash expenses of $31.40 million for stock compensation expense and $2.99 million for depreciation and amortization.

During the two-month period ended December 31, 2018, net cash used in operating activities was $8.00 million, which was due to a net loss of $18.42 million mostly offset by the non-cash expenses of $8.95 million for stock compensation expense and net cash changes in operating assets and liabilities of $1.0 million.

During the year ended October 31, 2018, net cash used in operating activities was $28.55 million, which was due to a net loss of $65.44 million mostly offset by the non-cash expenses of $38.82 million for stock compensation expense and $1.39 million for depreciation and amortization, and increased by a change in fair value of derivatives in the amount of $3.81 million.

Cash used in investing activities

During the year ended December 31, 2019, net cash used in investing activities was $15.62 million, which was due primarily to investments in available for sale securities offset by proceeds from the maturities and sales of such securities.

During the two-month period ended December 31, 2018, net cash used in investing activities was $7.02 million, which was due primarily to investments in available for sale securities offset by proceeds from the maturities of such securities.

During the year ended October 31, 2018, net cash used in investing activities was $11.42 million, which was due to the acquisition of IBEX and the purchase of other property and equipment.

Cash (used in) provided by financing activities

During the year ended December 31, 2019, net cash provided by financing activities was $26.81 million primarily from net proceeds received from sale of common stock.

During the two-month period ended December 31, 2018, net cash used in financing activities was $0.27 million, which was due to principal payments on term note payable and financing arrangements. There were no equity financing transactions during the period.

During the year ended October 31, 2018, net cash provided by financing activities was $93.26 million primarily from net proceeds received from sale of common stock.

Critical Accounting Policies and Estimates

For a description of our significant accounting policies, see note 2 to our consolidated financial statements.

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

Revenue Recognition

Revenue was recognized under ASC 605 for the year ended October 31, 2018. Under ASC 605, regenerative medicine revenue is recognized upon the shipment of products or the performance of services when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or services are performed; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In the contract services segment, revenue is recognized on the proportional performance method over the term of the service contract, which requires the Company to make reasonable estimates of the extent of progress toward completion of the contract. Under this method, revenue is recognized according to the percentage of cost completed for the contract. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed.

Revenue was recognized under ASC 606 for the year ended December 31, 2019 and the two months ended December 31, 2018. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

In the contract services segment, the Company records service revenues from the sale of its contract research services, which includes delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consist of a single performance obligation that the Company satisfies over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This requires the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed. Generally, a portion of the payment is due upfront and the remainder upon completion of the contract, with most contracts completing in less than a year. As of December 31, 2019 and 2018, the Company had unbilled receivables of $0.1 million and $0.2 million, respectively, and deferred revenue of $0.1 million and $0.2 million, respectively. The unbilled receivables balance is included in consolidated accounts receivable. Revenue of $0.2 million was recognized during the year ended December 31, 2019 that was included in the deferred revenue balance as of December 31, 2018.

Costs to obtain the contract are incurred for product revenue as they are shipped and are expensed as incurred.

Income Taxes

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

Stock Based Compensation

The Company measures all stock-based compensation using a fair value method and records such expense in research and development, general and administrative, and sales and marketing expenses. Compensation Expense for stock options with graded vesting is recognized over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards.

The fair value for options issued is estimated at the date of grant using a Black-Scholes option-pricing model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor is determined based on the Company’s historical stock prices. Forfeitures are recognized as they occur.

The fair value of restricted stock grants is measured based on the fair market value of the Company’s common stock on the date of grant and amortized over the vesting period of, generally, six months to three years.

Leases

The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Finance leases are reported in the consolidated balance sheet in property and equipment and other current and long-term liabilities. The short-term portion of operating lease obligations are included in other current liabilities. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the term of the lease and interest expense associated with its finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

The Company has lease agreements with lease and non-lease components. As allowed under ASC 842, the Company has elected not to separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and nonlease components as a single lease component. The Company has also elected not to apply the recognition requirement of ASC 842 to leases with a term of 12 months or less for all classes of assets.

Accruals for Research and Development Expenses and Clinical Trials

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

Impairment of Long-Lived Assets.

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. There were no impairments of long-lived assets for any of the periods presented.

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

Our management, with the participation of our President, Chief Operating Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, our President, Chief Operating Officer, and Chief Financial Officer concluded that, as of such date, were not effective due to the material weakness identified below. To address the material weakness, management performed additional analyses and other procedures to determine whether the financial statements included herein fairly present our financial results. Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was not effective as of December 31, 2019.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness, which has caused management to conclude that as of December 31, 2019 our internal control over financial reporting was not effective at the reasonable assurance level:

In 2019 we failed to execute controls relating to reconciliation procedures. In addition, we did not have a sufficient level of precision in our review procedures to detect potentially material errors in accrual and related accounts.

EisnerAmper, LLP has provided an attestation report on the Company’s internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

With respect to failure in execution of controls relating to reconciliation procedures identified as a material weakness, above, the material weakness was identified in the course of management’s assessment of internal controls as of December 31, 2019, so no remedial action was taken in the fourth quarter of 2019. Management plans on evaluating its reconciliation procedures with the expectation it will implement a control to address the matter for the first quarter of 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PolarityTE, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited PolarityTE, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, PolarityTE, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

In 2019 the Company failed to execute controls relating to reconciliation procedures. In addition, the Company did not have a sufficient level of precision in its review procedures to detect potentially material errors in accrual and related accounts.

This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the December 31, 2019 financial statements, and this report does not affect our report dated March 12, 2020, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of PolarityTE, Inc. and Subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, the transition period from November 1, 2018 through December 31, 2018, and the year ended October 31, 2018, and the related notes, and our report dated March 12, 2020 expressed an unqualified opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, NJ

March 12, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board currently consists of six members and is divided into three classes. The term of office for the directors in each class is three years, and the term expirations of the three classes are staggered so that only one of the three classes of directors is up for election in each year. The following table sets forth the names, ages and class designation of all our directors.

Peter A. Cohen	73	Class III Director, Chairman
Jeff Dyer	61	Class I Director
Jon Mogford	51	Class I Director
Minnie Baylor-Henry	72	Class I Director
Willie C. Bogan	70	Class II Director
Rainer Erdtmann	56	Class III Director

The following is a summary of the background and qualifications of each of our directors.

Peter A. Cohen joined the Board in June 2018 and became Chairman of the Board in August 2019. Mr. Cohen has served as Vice Chairman of the Board and Lead Independent Director of Scientific Games Corporation since September 2004. Mr. Cohen was Chairman of Cowen Inc. (formerly known as Cowen Group, Inc.), a diversified financial services company, and served as Chairman and Chief Executive Officer from 2009 through December 2017. Mr. Cohen was a founding partner and principal of Ramius LLC, a private investment management firm formed in 1994 that was combined with Cowen in late 2009. Mr. Cohen served as a member of the board of directors of Chart Acquisition Corp. (which, as a result of a business combination, is now known as Tempus Applied Solutions Holdings, Inc.) from 2013 to 2015. From November 1992 to May 1994, Mr. Cohen was Vice Chairman of the Board and a director of Republic New York Corporation, as well as a member of its executive management committee. Mr. Cohen was Chairman and Chief Executive Officer of Shearson Lehman Brothers from 1983 to 1990.

Jeff Dyer was appointed to our Board on March 2, 2017. Mr. Dyer has served as the Horace Beesley Professor of Strategy at Brigham Young University since September 1999. From August 1993 until September 1999 he served as an Assistant Professor at Wharton School, University of Pennsylvania, and from July 1984 until September 1988 he served as Management Consultant and Manager of Bain & Company. Mr. Dyer received his Bachelor of Science degree in psychology and MBA from Brigham Young University and his PhD in management from University of California, Los Angeles. Mr. Dyer is qualified to serve as a member of the Company’s Board because of his extensive business and management expertise and knowledge of capital markets.

Dr. Jon Mogford was appointed to our Board on February 8, 2017. Dr. Mogford has served in various capacities for the Texas A&M University System (“Texas A&M”). Since May 2013, Dr. Mogford has served as the Vice Chancellor for Research, from August 2012 until April 2013 he served as the Chief Research Officer and from November 2011 until August 2012 he served as Associate Vice Chancellor for Strategic Initiatives at Texas A&M. Prior to joining Texas A&M in 2011, from February 2010 until October 2011, Dr. Mogford served as Deputy Director of the Defense Sciences Office (DSO) of the Defense Advanced Research Projects Agency (DARPA) in the U.S. Department of Defense. From July 2005 until January 2009, Dr. Mogford served as Program Manager of DSO of DARPA. In addition, since November 2016, Dr. Mogford has served as a member of the board of directors of Medovex Corp. Dr. Mogford is the recipient of the Secretary of Defense Medal for Outstanding Public Service. Dr. Mogford obtained his bachelor’s degree in Zoology from Texas A&M University and doctorate in Medical Physiology from the Texas A&M University Health Science Center, College Station, Texas. His research in vascular physiology continued at the University of Chicago as a Postdoctoral fellow from 1997 until 1998. Dr. Mogford transitioned his research focus to the field of wound healing at Northwestern University, both as a Research Associate and as a Research Assistant Professor from 1998 until 2003. He then served as a Life Sciences Consultant to DARPA on the Revolutionizing Prosthetics program from December 2003 until June 2005. Dr. Mogford is qualified to serve as a member of the Company’s Board because of his experience and research in regenerative medicine.

Minnie Baylor-Henry joined the Board in December 2018. She is a regulatory affairs leader who provides regulatory strategic support services to life sciences companies through her consulting firm, B-Henry & Associates. Before starting her consulting company, Ms. Baylor-Henry was employed by Johnson & Johnson (“J&J”) and members of the J&J health care group in a number of positions, including: Worldwide Vice President Regulatory Affairs - Medical Devises for J&J from January 2011 to March 2015; Vice President - Medical & Regulatory Affairs – Specialty Pharmaceuticals, and Vice President-Regulatory Affairs – Over-the-Counter Products for McNeil Consumer Health Care from August 2003 to October 2008; and, Senior Director, Regulatory Affairs for RW Johnson Pharmaceutical Research & Development Corporation from July 1999 to August 2003. From October 2008 to October 2010, Ms. Baylor-Henry served as the National Director Regulatory Affairs Life Sciences for Deloitte. For eight years prior to August 1999, Ms. Baylor-Henry served in several positions with the U.S. Food & Drug Administration, including Director/Branch Chief – Division of Drug Marketing, Advertising and Communications, National Health Fraud Coordinator – Office of Regulatory Affairs/ Federal/ State Relations, and Regulatory Review Officer. From July 2018, to the present Ms. Baylor-Henry has served as a director of scPharmaceuticals, Inc., a publicly held company engaged in the business of developing technologies that enable the subcutaneous administration of therapies that have previously been limited to intravenous delivery. Ms. Baylor-Henry received her pharmacy degree from Howard University’s College of Pharmacy and a law degree from Catholic University’s Columbus School of Law. Ms. Baylor-Henry is qualified to serve as a member of the Board because of her knowledge of the healthcare industry and experience with the regulatory regimen applicable to biologic and pharmaceutical products.

Willie C. Bogan joined the Board in April 2018. Mr. Bogan served as Associate General Counsel and Corporate Secretary of McKesson Corporation (“McKesson”), a San Francisco-based healthcare services and information technology company (which relocated its headquarters to Las Colinas, TX in 2019) currently ranked 7th on the Fortune 500, from July 2009 until his retirement from McKesson in November 2015. He joined McKesson in November 2006 as Associate General Counsel and Assistant Secretary. Before joining McKesson, Mr. Bogan held senior advisory positions at the following public companies in the San Francisco Bay Area: Bank of America; Safeway; Charles Schwab; and Catellus Development Corporation, a real estate development company. Prior to becoming in-house counsel, he was a partner at Steinberg Miller Bogan & Goldstein in Manhattan Beach, California. He started his law career as a law firm associate in Los Angeles, California. Mr. Bogan graduated Phi Beta Kappa and Summa Cum Laude from Dartmouth College where he majored in Spanish. He received an M.A. degree in Politics and Economics from Oxford University where he studied as a Rhodes Scholar. He earned his J.D. degree from Stanford Law School. Mr. Bogan is qualified to serve as a member of the Board because of his knowledge of the healthcare industry and his experience as an advisor to public companies and their boards of directors on securities law and corporate governance matters.

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

Executive Officers

The following table sets forth the names, and positions of our executive officers.

David Seaburg	President (1)
Richard Hague	Chief Operating Officer (1)
Paul E. Mann	Chief Financial Officer (1)
Cameron Hoyler	General Counsel, Secretary, EVP Corporate Development & Strategy

(1) Effective May 31, 2019, the Board established the Office of the Chief Executive, consisting of the President, Chief Operating Officer, and Chief Financial Officer to function as a team to advance our business objectives.

The following is a summary of the background of each of our executive officers.

David Seaburg, age 50, has served as President of the Company since August 2019. Prior to becoming President, he served as President of Corporate Development for the Company beginning in March 2019. From August 2018 to March 2019, he provided consulting services to the Company. He served as a director on our Board from August 2018 to August 2019. During the four-year period prior to March 11, 2019, he served as the Managing Director and Head of Sales Trading at Cowen & Company, a diversified financial services company. Over the course of his 20+ year career at Cowen in both Equity Sales Trading and Trading, Mr. Seaburg advanced to increasingly senior level roles at the firm. In 2006, Mr. Seaburg was named Head of Sales Trading and appointed to the firm’s Equity Operating Committee. Mr. Seaburg was a CNBC Fast Money Contributor and provided regular on-air commentary for the network. Mr. Seaburg holds a Bachelor of Arts degree in Business Finance and Economics from Northeastern University.

Richard Hague, age 59, served as the Chief Commercial Officer of Anika Therapeutics, Inc., from October 2015 to April 2019, when he joined PolarityTE as Chief Operating Officer. From November 2014 to October 2015, Mr. Hague was the Vice President Sales and Marketing at TEI Medical where he was responsible for driving the revenue growth of that corporation’s dermal scaffold product, as well as for the build out of its sales and marketing teams. From 2011 through 2014, Mr. Hague was Vice President Sales, Marketing, and Commercial Operations for Sanofi Biosurgery’s Cell Therapy and Regenerative Medicine group. In this role, Mr. Hague was responsible for the global commercial operations of the group’s products in the orthopedic sports medicine and burn markets. Prior to this, Mr. Hague was the Senior Director and Head of Sales for Genzyme Biosurgery where he headed the U.S. sales team in the orthopedics and sports medicine market. Mr. Hague holds a B.S. in marketing from the University of Connecticut.

Paul E. Mann, age 44, served as the Healthcare Portfolio Manager for Highbridge Capital Management from August 2016 until he joined the PolarityTE as Chief Financial Officer in June 2018. From August 2013 to March 2016, Mr. Mann served as an analyst with Soros Fund Management. Prior to joining Soros Fund Management, Mr. Mann was an analyst and portfolio manager with Lodestone Natural Resources and UBS from September 2011 to March 2013. Prior to moving to the buy-side, Mr. Mann spent 11 years as a sell-side analyst at Morgan Stanley and Deutsche Bank. He started his career as a research scientist at Proctor and Gamble and he has an MA (Cantab) and an MEng in Chemical Engineering from Cambridge University. Mr. Mann is a CFA charter holder.

Cameron Hoyler, age 36, was appointed General Counsel in April 2017, EVP Corporate Development & Strategy in May 2018, and Secretary in September 2018. Prior to joining the Company, Mr. Hoyler was an attorney at King & Spalding LLP, where he practiced in the Life Sciences and Product Liability groups from September 2012 to April 2017. Mr. Hoyler represented and counseled clients involved in disputes and transactions in a variety of settings, including product liability, employment, commercial, trademark, real estate, and insurance coverage. While at King & Spalding LLP, Mr. Hoyler devoted the vast majority of his practice to representing clients in the pharmaceutical and medical device industries, including Bristol-Myers Squibb Company, AstraZeneca Pharmaceuticals LP, and McKesson Corporation, in addition to working for clients in other highly regulated industries, such as Chevron U.S.A. Inc. and Monsanto Company. From September 2010 to September 2012, Mr. Hoyler practiced at the law firm of Filice, Brown, Eassa & McLeod, where his practice included product liability, premises liability, employment, and insurance-related matters. He earned his Bachelor of Arts from the University of Pennsylvania, and his Juris Doctor from the University of San Francisco School of Law.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and stockholders who own more than 10% of the Company’s stock to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. The Company assists its directors and executives by identifying reportable transactions of which it is aware and preparing and filing the forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, except that: Cameron Hoyler filed one report on Form 4 one day late, and Peter Cohen, Jeffrey Dyer, and Willie Bogan each failed to file a Form 4 reporting the vesting of restricted stock units, which was subsequently reported by each of them in a Form 5 filing.

Code of Ethics

We have adopted Code of Business Ethics and Practices that applies to every employee, officer, and director. Our Code of Business Ethics and Practices is publicly available, and can be found on our website at http://www.polarityte.com/ by clicking on the link to “Investor Relations” and the link to “Governance.”

Procedure for Recommending Directors

There has not been a material change to the procedures by which security holders may recommend nominees for election to our Board since August 17, 2018, the date we filed our Proxy Statement for the annual meeting of stockholders held on September 20, 2018.

Audit Committee

Our Board has a standing Audit Committee. The Board has affirmatively determined the Audit Committee is composed of independent directors, as independence is defined for members of an audit committee in the rules of The NASDAQ Stock Market and Rule 10A-3(b)(1) adopted under the Exchange Act. The members of the Audit Committee are Rainer Erdtmann, Peter A. Cohen, and Jeff Dyer. The Board has determined that Rainer Erdtmann meets the qualification requirements of an audit committee financial expert as defined in Item 407 of Regulation S-K.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued to our named executive officers during the fiscal year ended December 31, 2019, the two-month period ended December 31, 2018, and the 12-month period ended October 31, 2018. Our named executive officers include our principal executive officer and the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year. There is no individual who was not serving as an executive officer at the end of the last completed fiscal year who served as an executive officer during the last completed fiscal year and would have been one of the two most highly compensated executive officers had the individual been serving at the end of the fiscal year.

Name and Principal Position	Period (1)	Salary ($)		Bonus ($)		Stock Awards ($)(2)		Option Awards ($)(2)	All Other Compensation ($)		Total ($)

David Seaburg	2019	265,000	(3)	-0-		1,864,248	(3)	2,860,000	15,163	(4)	5,004,411
President	2018	6,667	(5)	-0-		-0-		-0-	-0-		6,667
	2018	9,238	(5)	-0-		1,347,600	(6)	-0-	-0-		1,356,838

Richard Hague	2019	273,231	(7)	30,000	(8)	1,745,047	(7)	501,123	74,306	(9)	2,623,707
Chief Operating Officer

Paul E. Mann	2019	401,538	(10)	-0-		1,412,428	(10)	-0-	4,938		1,818,904
Chief Financial Officer	2018	66,667		-0-		-0-		-0-			66,667
	2018	133,846		75,666		3,971,124		9,682,330			13,862,967

Denver Lough	2019	346,538		-0-		766,000	(11)	-0-	3,008,443	(11)	4,120,981
Former Chief Executive	2018	88,333		-0-		-0-		-0-			88,333
Officer	2018	448,462		1,010,000		2,395,050		9,860,825			13,714,337

(1) For each person listed the top row is the compensation for the 12-month period ended December 31, 2019, the middle row is the compensation for the two-month period ended December 31, 2018, and the bottom row is the compensation for the 12-month period ended October 31, 2018. Richard Hague joined us in April 2019, so there is no compensation to report for prior periods.

(2) The figures in these columns represent the aggregate grant date fair value for restricted stock and option awards, respectively, granted during the reported periods computed in accordance with FASB ASC Topic 718. See Note 13 to our consolidated financial statements presented in this Annual Report for details as to the assumptions used to determine the grant date fair value of the restricted stock and option awards.

(3) Effective July 1, 2019, Mr. Seaburg agreed to reduce his salary from an annual base salary of $325,000 to an annual base salary of $162,500 for a two-year period ending June 30, 2021. (See the discussion under the “Narrative Disclosure to Compensation Table,” below.) In exchange for the reduction in salary Mr. Seaburg was granted 114,305 shares of common stock restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapses with respect to 38,012 shares in March 2020 and the remainder in quarterly installments through June 2021. The salary figure includes $82,500 for the salary that Mr. Seaburg agreed to forego for 2019 in exchange for restricted shares of common stock. Mr. Seaburg will forego an additional $162,500 in 2020 and $80,000 in 2021. The grant date fair value of the restricted stock granted to Mr. Seaburg was $638,596, so the difference between that value and the total amount of salary he agreed to forego over two years is $313,596. The figure in the Stock Awards column of the table includes the total grant date fair value of the restricted shares granted for salary less the $82,500 of salary that Mr. Seaburg agreed to forego in 2019. The salary amount also includes $9,713 of consulting fees paid to Mr. Seaburg prior to his employment on a full-time basis in March 2019.

(4) This figure includes $15,163 of rental fees we pay for an apartment Mr. Seaburg uses in Salt Lake City.

(5) These amounts are consulting fees we paid to Mr. Seaburg under a consulting agreement we agreed to in August 2018.

(6) This is figure is the grant date fair value of 60,000 restricted shares granted to Mr. Seaburg in August 2018 under our consulting agreement with him. When Mr. Seaburg joined us as a full-time employee, the forfeiture restrictions on 15,000 shares with a value of $336,900 had lapsed and were retained by Mr. Seaburg, and the remaining 45,000 restricted shares were forfeited.

(7) Effective July 1, 2019, Mr. Hague agreed to reduce his salary from an annual base salary of $370,000 to an annual base salary of $185,000 for a two-year period ending June 30, 2021. (See the discussion under the “Narrative Disclosure to Compensation Table,” below.) In exchange for the reduction in salary Mr. Hague was granted 129,825 shares of common stock restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapsed with respect to 21,638 shares in 2019 and will lapse on the remaining shares in quarterly installments from March 2020 through June 2021. The salary figure includes $93,923 for the salary that Mr. Hague agreed to forego for 2019 in exchange for restricted shares of common stock. Mr. Hague will forego an additional $185,000 in 2020 and $91,077 in 2021. The grant date fair value of the restricted stock granted to Mr. Hague was $727,020, so the difference between that value and the total amount of salary he agreed to forego over two years is $357,020. The figure in the Stock Awards column of the table includes the total grant date fair value of the restricted shares granted for salary less the $93,923 of salary Mr. Hague agreed to forego in 2019.

(8) We agreed to pay Mr. Hague a signing bonus of $30,000.

(9) This figure includes $74,268 of relocation expenses we agreed to pay for Mr. Hague.

(10) Effective July 1, 2019, Mr. Mann agreed to reduce his salary from an annual base salary of $400,000 to an annual base salary of $200,000 for a two-year period ending June 30, 2021. (See the discussion under the “Narrative Disclosure to Compensation Table,” below.) In exchange for the reduction in salary Mr. Mann was granted 140,351 shares of common stock restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapses with respect to 52,631 shares in March 2020 and the remainder in quarterly installments through June 2021. The salary figure includes $101,538 for the salary that Mr. Mann agreed to forego for 2019 in exchange for restricted shares of common stock. Mr. Mann will forego an additional $200,000 in 2020 and $98,462 in 2021. The grant date fair value of the restricted stock granted to Mr. Mann was $785,966, so the difference between that value and the total amount of salary he agreed to forego over two years is $385,966. The figure in the Stock Awards column of the table includes the total grant date fair value of the restricted shares granted for salary less the $101,538 of salary that Mr. Mann agreed to forego in 2019.

(11) On August 21, 2019, we reached a settlement with Dr. Denver Lough in connection with the end of his employment with us. The figure under the Stock Awards column of the table is the grant date fair value of 200,000 shares granted as stock awards in the settlement, which are issuable in 18 monthly installments beginning October 1, 2019. The figure under the All Other Compensation column in the table includes $3,000,000 in cash we agreed to pay in the settlement, of which $1,500,000 was paid on October 1, 2019, and the remainder payable in 18 monthly installments beginning November 1, 2019.

Narrative Disclosure to Summary Compensation Table

David Seaburg’s Employment Agreement

In August 2018 David Seaburg was elected by the Board to serve as a director of the Company. Subsequently the Company entered into a written consulting agreement with Mr. Seaburg pursuant to which he agreed to provide investor relations and other services to the Company over a period of two years for a fee consisting of (i) quarter-annual cash payment of $10,000, (ii) 60,000 restricted stock units issued under the Company equity incentive plan that vest in four equal installments every six months during the term of the agreement subject to continued service, and (iii) an annual award under the Company equity incentive plan of options exercisable over a term of 10 years to purchase common stock in number equal to the number of shares of common stock with a value of $150,000 at the time of the award based on a Black-Scholes calculation. The agreement terminated effective March 11, 2019, when he joined the Company as President of Corporate Development. In August 2019 he was elected President.

The new employment agreement with Mr. Seaburg was effective in March 2019, and was subsequently amended on June 28, 2019. The agreement has an initial term that expires on June 30, 2021, and automatically renews for successive one-year periods unless either party provides the other party with written notice of his or its intention not to renew at least 30 days prior to the expiration of the current term. Mr. Seaburg’s employment agreement provides for an annual base salary of $325,000 from inception to June 30, 2019, $162,500 from July 1, 2019, through June 30, 2021, and $325,000 for any renewal term after June 30, 2021. Mr. Seaburg is eligible for an annual bonus of up to 40% of his base salary as determined at the discretion of the Board. Mr. Seaburg was also granted under the Company’s 2019 Equity Incentive Plan an option to purchase 250,000 shares of Company common stock at a price of $16.50 per share, which vests subject to continued employment in 24 equal monthly installments beginning April 1, 2019, and a restricted stock award representing the right to receive a total of 40,000 shares of common stock that vests, subject to continued employment, in four installments every six months beginning on September 1, 2019. At the time his agreement was amended in June 2019, Mr. Seaburg was granted 114,305 shares of common stock restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapses with respect to 38,012 shares in March 2020 and the remainder in quarterly installments through June 2021. Mr. Seaburg is entitled to participate in the Company’s insurance and benefit plans on the same basis as other employees of the Company.

Richard Hague’s Employment Agreement

Richard Hague joined us as Chief Operating Officer in April 2019. The employment agreement with Mr. Hague was effective in April 2019 and subsequently amended on June 28, 2019. The agreement has an initial term that expires on June 30, 2021, and automatically renews for successive one-year periods unless either party provides the other party with written notice of his or its intention not to renew at least 30 days prior to the expiration of the current term. Mr. Hague’s employment agreement provides for an annual base salary of $370,000 from inception to June 30, 2019, $185,000 from July 1, 2019, through June 30, 2021, and $370,000 for any renewal term after June 30, 2021. Mr. Hague is eligible for an annual bonus as determined at the discretion of the Board, with a target of 50% of the base salary. The Company agreed to pay Mr. Hague a signing bonus of $30,000 in two equal installments on the effective date of the engagement and September 1, 2019. On the effective date of his engagement, Mr. Hague was granted under the Company’s 2019 Equity Incentive Plan (a) an option to purchase 65,000 shares of Company common stock at an exercise price of $10.82 per share that vests subject to continued employment in 24 equal monthly installments beginning May 8, 2019, and (b) a restricted stock award representing the right to receive a total of 35,000 shares of common stock that vests, subject to continued employment, in four installments every six months beginning on October 8, 2019. At the time his agreement was amended in June 2019, Mr. Hague was granted 129,825 shares of common stock restricted from transfer by reference to continued employment by the Company, of which the restriction on transfer lapsed with respect to 21,638 shares in 2019 and will lapse on the remaining shares in quarterly installments from March 2020 through June 2021. Mr. Hague is entitled to participate in the Company’s insurance and benefit plans on the same basis as other employees of the Company.

Paul E. Mann’s Employment Agreement

We have a written employment agreement with Mr. Mann dated May 12, 2018, which was effective on June 20, 2018, and subsequently amended on June 28, 2019. The agreement has an initial term that expires on June 30, 2012, and automatically renews for successive one-year periods unless either party provides the other party with written notice of his or its intention not to renew at least three months prior to the expiration of the current term. Mr. Mann’s employment agreement provides for an annual base salary of $400,000 from inception to June 30, 2019, $200,000 from July 1, 2019, through June 30, 2021, and $400,000 for any renewal term after June 30, 2021. He is eligible to receive a discretionary annual bonus up to 100% of his base salary as determined at the discretion of the Board. On the effective date of his engagement, Mr. Mann was granted under the Company’s 2017 Equity Incentive Plan (a) an option to purchase 350,000 shares of Company common stock at an exercise price of $31.88 that vests subject to continued employment in 24 equal monthly installments beginning July 20, 2018, and (b) a restricted stock award representing the right to receive a total of 100,000 shares of common stock that vests, subject to continued employment, in four installments every six months beginning December 20, 2018. At the time his agreement was amended in June 2019, Mr. Mann was granted 140,351 shares of common stock restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapses with respect to 52,631 shares in March 2020 and the remainder in quarterly installments through June 2021.

Denver Lough’s Employment Agreement

We had a written Employment Agreement with Denver Lough dated November 10, 2017 (the “Lough Agreement”), which was terminated on August 21, 2019. We paid Dr. Lough a bonus of $150,000 when we signed the Employment Agreement. Dr. Lough’s base salary was $530,000 per year, and he was eligible to receive a bonus in the amount of 100% of annual salary, as may have been determined from time to time by the Board in its discretion, and was eligible to participate in any equity-based incentive compensation plan or program we adopted.

On August 12, 2019, we received from Dr. Lough a written demand claiming that actions taken by the Board to place him on administrative leave, and deprive him of the authority to grant salary raises to employees, approve capital expenditures, engage outside consultants or advisors, and supervise the legal department constituted the assignment of duties that were substantially different from, or that resulted in a substantial diminution of the duties originally assigned to him as Chief Executive Officer, giving him grounds to terminate for “good reason” the Lough Agreement and demanding the foregoing actions be rescinded within 30 days. On August 21, 2019, we reached a settlement resolving Dr. Lough’s demand and his status, which included termination of the Employment Agreement on August 21, 2019, except for specific sections that survive termination, including sections pertaining to (i) non-disclosure of confidential information, (ii) non-competition and non-solicitation, and (iii) indemnification related to service to the Company. The following are the principal terms of the settlement agreement relating to his compensation:

●	Dr. Lough will be paid $1,500,000 in cash on October 1, 2019 and paid an additional $1,500,000 payable in equal monthly installments beginning November 1, 2019 and ending April 1, 2021,
●	All salary under the Employment Agreement ended as of the effective date of his resignation as an officer and director on August 26, 2019,
●	We will award to Dr. Lough 200,000 restricted stock units that vest in 18 equal monthly installments beginning October 1, 2019,
●	All restricted stock units and options to purchase common stock previously granted to Dr. Lough that were unvested on August 26, 2019, ceased to vest on that date, and
●	Dr. Lough is entitled to receive a 5% participation payment on profits generated from commercial transactions (sales or licenses to third parties) associated with U.S. Patent Application No. 14/954,335 and PCT International Patent Application No. PCT/US2015/063114 on and following the final issuance by the USPTO of a United States Patent under U.S. Patent Application No. 14/954,335, all as determined pursuant to the terms and conditions in Section 6(B) of the EEA.

Dr. Lough has advised us that he believes the settlement between the parties includes an agreement to modify his equity awards previously granted under the Company’s 2017 Equity Incentive Plan to accelerate vesting of all awards and extend the exercise period for the stock options to ten years from the original grant date. We advised Dr. Lough we do not agree that modification to his equity awards was included in the settlement or agreed to by the parties.

Potential Payments Upon Termination or Change-In-Control

Termination Payments

Under our employment agreements with Messrs. Seaburg and Hague we agreed to pay each of them their monthly base salary for a period of nine months following termination by us without “cause.” Our obligation to make any such payments is subject to receiving from the executive a written release, in form and substance reasonably satisfactory to us, whereby the executive waives any and all claims the executive may have against PolarityTE and its affiliates.

Under the agreements, “cause” means any of the following, as determined by the Board in its reasonable judgment: (i) the commission by the executive of any felony (or any crime involving fraud or moral turpitude or otherwise having a material adverse effect on the Company or any of its affiliates); (ii) theft, conversion, embezzlement or misappropriation by the executive of funds or other assets of the Company or any of its affiliates or any other act involving fraud or dishonesty with respect to the Company (including acceptance of any bribes or kickbacks or other acts of self-dealing); (iii) intentional, grossly negligent or unlawful misconduct by the executive which causes harm to the Company or its affiliates or exposes the Company or its affiliates to a substantial risk of harm; (iv) the violation by the executive of any law regarding employment discrimination or sexual harassment as reasonably determined by the Board after a reasonable investigation into any allegation, charge or lawsuit (and not merely based solely on the existence of such allegation, charge or lawsuit); (v) the failure by Executive to comply with any material policy generally applicable to Company employees; (vi) Executive’s repeated failure to follow the reasonable directives of the chief executive officer; (vii) the failure to devote full business time to the Company’s affairs; (viii) any other material breach by the executive of the employment agreement or any other agreement or policy relating to employment with the Company or applicable to the executive (including the failure by the executive to devote adequate on-site time at the Company’s principal offices); or (ix) the Company’s discovery that, prior to the executive’s employment, he engaged in any conduct prohibited by clauses (i) through (iv) immediately above.

Change in Control Plan

On August 6, 2019, the Board adopted a change in control compensation plan for our named executive officers and other senior executives. The plan provides that our executive officers that have been employed the Company for at least 90 days shall receive severance benefits upon the involuntary termination of their employment within six months after a change of control. A change in control occurs if, after the adoption of the plan: (i) any person (other than Denver Lough) acquires beneficial ownership of 30% or more of either the then-outstanding shares of our common stock, or the combined voting power of our then-outstanding voting securities entitled to vote generally in the election of directors; (ii) persons who currently constitute the Board cease for any reason to constitute at least a majority of the Board; or (iii) consummation of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of our assets, or our acquisition of assets or stock of another entity, in each case, unless, (a) all or substantially all of the individuals and entities who were the beneficial owners of either the outstanding shares of our common stock, or the combined voting power of our outstanding voting securities entitled to vote generally in the election of directors immediately prior to the transaction beneficially own, directly or indirectly, more than 80% of, respectively, our then-outstanding shares of common stock and the combined voting power of our then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from the transaction, (b) no person beneficially owns, directly or indirectly, 50% or more of, respectively, the then-outstanding shares of common stock of the corporation resulting from the transaction, or the combined voting power of the then-outstanding voting securities of such corporation except to the extent that such ownership existed prior to the transaction, and (c) at least a majority of the members of the board of directors of the corporation resulting from the transaction were members of the Board at the time of the execution of the initial agreement, or of the action of the Board, providing for the transaction.

For any participant in the plan who is designated as the Chief Operating Officer (currently Richard Hague), President (currently David Seaburg), or Chief Financial Officer (currently Paul Mann), the plan provides for a payment equal to the sum of 1.5 multiplied by the greater of $400,000 or base annual salary, and 1.5 multiplied by the greater of $400,000 or the target bonus established in an annual executive target bonus plan in effect on the Termination Date. For any other participant, the plan provides for a payment equal to the sum of 1.0 multiplied by the greater of $350,000 or base annual salary, and 1.0 multiplied by the greater of $350,000 or the target bonus established in an annual executive target bonus plan in effect on the Termination Date.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2019, to each of the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
David	3-11-2019	93,750	156,250	16.5	3-11-2029	30,000	78,000
Seaburg	7-1-2019					114,035	296,491
	8-6-2019					175,000	455,000

Richard	4-8-2019	21,666	43,334	10.82	4-8-2029	26,250	68,250
Hague	7-1-2019					108,187	281,286
	8-6-2019					175,000	455,000

Paul E.	6-20-2018	262,500	87,500	$31.88	6-20-2028	25,000	$65,000
Mann	9-20-2018	13,541	8,125	$20.12	9-20-2028	5,833	$15,166
	7-1-2019					140,351	364,913
	8-6-2019					175,000	455,000

Denver	8-26-2019					166,667	$433,334
Lough						-	-
						-	-

(1)	All stock options listed vest in 24 monthly installments beginning one month following the grant date.
(2)	Market value is based on closing stock price of $2.60 on December 31, 2019

Board Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2019, to each of our current and former directors, except for David Seaburg whose compensation information is presented in the executive summary compensation table, below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(4)		Option Awards ($)(1)(4)	All Other Compensation ($)		Total ($)

Peter A. Cohen	55,000	17,355		-0-	-0-		59,310
Jeff Dyer	61,000	64,834	(2)	-0-	53,363	(2)	179,197
Jon Mogford	57,000	72,222	(2)	-0-	63,492	(2)	197,714
Minnie Baylor-Henry	37,500	12,574		-0-	-0-		50,074
Willie C. Bogan	55,000	-0-		-0-	-0-		55,000
Rainer Erdtmann	32,500	-0-		27,422	-0-		59,922
Steve Gorlin(3)	39,194	123,628	(2)	-0-	101,755	(2)	264,576

(1) The figures in these columns represent the aggregate grant date fair value for restricted stock and option awards, respectively, granted during fiscal years 2019 computed in accordance with FASB ASC Topic 718. See Note 13 to our consolidated financial statements presented in this Annual Report for details as to the assumptions used to determine the grant date fair value of the restricted stock and option awards.

(2) In 2017 and 2018 we did not provide Jeff Dyer, Jon Mogford, and Steve Gorlin with correct information on tax reporting for equity awards and the corresponding tax liability, which resulted in substantial tax liability and diminution in the value of the compensation paid. As reparations for the lost value we agreed to grant to Jeff Dyer 15,585 restricted stock units, Jon Morford 18,563 restricted stock units, and Steve Gorlin 29,718 restricted stock units, and pay cash compensation to each of them in the amounts listed in the “All Other Compensation” column.

(3) The service of Mr. Gorlin as a director of the Company ended August 26, 2019.

(4) The following table shows the aggregate number of stock option awards and unvested restricted stock awards outstanding on the last day of the fiscal year ended December 31, 2019, for each of the directors named in the director compensation table.

Name	Stock Option Awards	Stock Awards
Peter Cohen	8,624	9,280

Jon Mogford	68,268	--

Jeff Dyer	139,624	--

Willie Bogan	8,624	7,500

Minnie Baylor- Henry	19,329	7,273

Rainer Erdtmann	69,171	--

2019 Director Compensation

For the calendar year ended December 31, 2019, non-employee directors were compensated as follows:

●	Each non-employee director received an annual cash retainer of $45,000;
●	The non-executive Chairman of the Board received an annual fee of $22,500;
●	Our Audit Committee Chairman received an annual fee of $20,000, our Compensation Committee Chairman received an annual fee of $15,000, and our Nominating and Governance Committee Chairman received an annual fee of $10,000;

●	Non-chair members of our Audit Committee received an annual fee of $9,000, our Compensation Committee members received an annual fee of $7,000, and of our Nominating and Governance Committee members received an annual fee of $5,000; and
●	Each non-employee director was granted an annual equity award with a value of $175,000 determined under the Black-Scholes formula, which may be issued entirely in stock options exercisable over 10 years that vest, subject to continuing service, in 12 monthly installments beginning one month after the grant date, or 65% in stock options and 35% restricted stock units that vest, subject to continuing service, in a lump sum one year after the grant date.

All cash fees were payable in quarterly installments. Beginning with the fourth calendar quarter of 2019, each non-employee director may, at his or her option, elect by written notice given to the Company prior to the end of each calendar quarter to take in lieu of cash for all or a portion of the non-employee director’s cash compensation payable for the next calendar quarter the equivalent value in stock options that vest monthly in three installments beginning one month following the grant date exercisable for a term of 10 years, restricted shares that vest monthly in three installments beginning one month following the grant date; or a combination of the foregoing.

2020 Director Compensation

For the calendar year ending December 31, 2020, non-employee directors will be compensated as follows:

●	Each non-employee director will receive an annual cash retainer of $45,000;
●	The Chairman of the Board will receive an annual fee of $80,000 paid quarterly in equity awards;
●	Our Audit Committee Chairman will receive an annual fee of $20,000, our Compensation Committee Chairman will receive an annual fee of $15,000, and our Nominating and Governance Committee Chairman will receive an annual fee of $10,000;
●	Non-chair members of our Audit Committee will receive an annual fee of $9,000, our Compensation Committee members will receive an annual fee of $7,000, and of our Nominating and Governance Committee members received an annual fee of $5,000; and
●	Each non-employee director will be granted an annual equity award with a value of $80,000 determined under the Black-Scholes formula, which may be issued entirely in stock options exercisable over 10 years that vest, subject to continuing service, in 12 monthly installments beginning one month after the grant date, or 65% in stock options and 35% restricted stock awards that vest, subject to continuing service, in 12 monthly installments beginning one month after the grant date, or 100% in restricted stock awards that vest, subject to continuing service, in 12 monthly installments beginning one month after the grant date.

All cash fees are payable in quarterly installments. Not less than three business days prior to the last business day of each calendar quarter a non-employee director may elect by written notice to the Company to take in lieu of cash for all or a portion of the non-employee director’s cash compensation payable for the next calendar quarter the equivalent value determined using the Black-Scholes formula (as applicable) in the form of stock options that vest monthly in three installments beginning one month following the grant date exercisable for a term of 10 years, restricted stock awards that vest monthly in three installments beginning one month following the grant date, or a combination of the foregoing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of February 29, 2020 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company’s common stock, (ii) each of the Company’s current directors and nominees for director, (iii) each individual who meets the definition of “named executive officer” under SEC regulations, and (iv) all directors and executive officers of the Company as a group. The number of shares of common stock beneficially owned by each person is determined under rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power, and also includes any shares that the person has the right to acquire within 60 days of the date as of which the beneficial ownership determination is made. Applicable percentages are based upon 38,320,161 voting shares issued and outstanding as of February 29, 2020, and treating any shares that the holder has the right to acquire within 60 days as outstanding for purposes of computing their percent ownership. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned, subject to community property laws where applicable.

	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock
Executive Officers and Directors (1):

Peter A. Cohen	127,502	0.3
Jeff Dyer	192,640	0.5
Jon Mogford	149,523	0.4
Minnie Baylor-Henry	22,864	0.1
Willie C. Bogan	44,711	0.1
Rainer Erdtmann	121,312	0.3
David Seaburg	487,569	1.3
Paul Mann	750,461	1.9
Richard Hague	331,478	0.9

Executive Officers and Directors as a Group (9 persons)	2,228,060	5.7

Greater that 5% Holders:

Denver Lough (2)(4) 1287 E. 530 North, Orem, UT 84097	7,127,112	18.6

Barry Honig (3)(4) 555 S. Federal Hwy, #450, Boca Raton, FL 33432	2,278,114	5.9

(1) Includes the following number of shares of options that were exercisable or restricted share awards expected to vest within 60 days of February 29, 2020: Peter A. Cohen, 23,303; Jeff Dyer, 148,226; Jon Mogford, 73,396; Minnie Baylor-Henry, 12,814; Willie C. Bogan, 15,002; Rainer Erdtmann, 71,312; David Seaburg, 144,868; Paul Mann, 340,901; and Richard Hague, 35,833.

(2) The stock information for Dr. Lough is based on the most recent Form 4 filed by Dr. Lough with the SEC, which shows direct common stock ownership of 7,104,890 shares. The figure for Dr. Lough includes an additional 22,222 common shares issuable to Dr. Lough within 60 days under the terms of the stock award granted under the settlement with Dr. Lough in August 2019.

(3) The stock information for Mr. Honig is based on information contained in an amendment to Schedule 13G filed with the Securities and Exchange Commission on December 13, 2019. As stated in that filing, the shares listed for Mr. Honig include (i) 1,296,800 shares of common stock held by Twipee Incorporated (“Twipee”), (ii) 483,054 shares of common stock held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig (“Roth 401K”), (iii) 434,952 shares of common stock held by GRQ Consultants, Inc. 401K (“401K”), (iv) 49,308 shares of common stock held by GRQ Consultants, Inc. Roth 401K FBO Renee Honig (“Renee 401K”) and (v) 14,000 shares of common stock held by GRQ Consultants, Inc. (“GRQ Inc.”). Barry Honig’s father, Alan S. Honig (“Alan Honig”), and Barry Honig’s wife, Renee Honig (“Renee Honig”), are co-trustees of each of 401K, Roth 401K and Renee 401K. Alan Honig, is the President of each of GRQ Inc. and Twipee. Renee Honig is the sole shareholder and Secretary of Twipee. Both Alan Honig and Renee Honig are directors of Twipee. By virtue of his current relationship with his father with regard to the shares of common stock held by 401K, Roth 401K, Renee 410K, GRQ Inc. and Twipee, and the spousal relationship with his wife with regard to the shares of common stock held by 401K, Roth 401K, Renee 401K and Twipee, Barry Honig may have influence on all of the shares of common stock held by each of 401K, Roth 401K, Renee 401K, GRQ Inc. and Twipee, and may be deemed, directly or indirectly, to have beneficial ownership of all such shares of common stock.

The following table provides information on our compensation plans at December 31, 2019 under which equity securities are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,374,988		$15.45	5,353,257
Equity compensation plans not approved by security holders (1)	155,000		$10.13	-0-
Total	4,529,988	$		5,353,257

(1) These plans are individual grants of stock options to one consultant and four employees in connection with their engagement or employment by us. Each stock option vests in 24 monthly installments subject to continued engagement or employment. The grant date, number of shares, and exercise price for each stock option granted are as follows:

Grant Date	No. of Shares	Exercise Price
02/28/2017	50,000	$ 4.72
03/10/2017	10,000	$ 6.57
04/05/2017	75,000	$13.12
04/10/2017	10,000	$14.25
04/10/2017	10,000	$14.25

Item 13 - Certain Relationships and Related Transactions and Director Independence.

Director Independence

Our Board is currently comprised of six members. The Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, the Board has determined that Peter A. Cohen, Jeff Dyer, Dr. Jon Mogford, Willie C. Bogan, Rainer Erdtmann and Minnie Baylor-Henry are “independent directors” as defined by the rules of The NASDAQ Stock Market.

Certain Relationships and Related Transactions

In October 2018, we entered into an office lease with Lefrak SBN Limited Partnership covering approximately 7,250 square feet of rental space in the building located at 40 West 57th Street in New York City. The lease is for a term of three years. The annual lease rate is $60 per square foot. Initially we will occupy and pay for only 3,275 square feet of space, and we are not obligated under the lease to pay for the remaining 3,975 square feet covered by the lease unless we elect to occupy that additional space. Comparable annual lease rates for similar office space in the area range between $67 and $110 per square foot. We believe the terms of the lease are very favorable to us, and we obtained these favorable terms through the efforts of Peter A. Cohen, a director, which he provided so that the company he owns, Peter A. Cohen, LLC (“Cohen LLC”), could sublease a portion of the office space.

Initially, we are using three offices and two workstations in the office and share common areas representing approximately 2,055 square feet. Cohen LLC is using approximately 1,220 square feet. The monthly lease payment for 3,275 square feet is $16,377. Of this amount $6,103 is allocated pro rata to Cohen LLC based on square footage occupied. Additional lease charges for operating expenses and taxes are allocated under the sublease based on the ratio of rent paid by us and Cohen LLC to total rent.

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

Item 14 - Principal Accountant Fees and Services.

The following table sets forth the fees billed by EisnerAmper LLP (“EisnerAmper”), for the year ended December 31, 2019, the two-month period ended December 31, 2018, and the fiscal year ended October 31, 2018, for the categories of services indicated.

	Year Ended December 31, 2019 ($)	Two Months Ended 12/31/18 ($)	Year Ended October 31, 2018 ($)
Audit Fees	604,467	285,200	485,210
Audit Related Fees	—	—	—
Tax Fees	—	—	—
Other Fees	—	—	—
Total Fees	604,467	285,200	485,210

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

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, our compliance with legal and regulatory requirements, and the quality of our internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board, which is available on our website at www.polarityte.com. The Audit Committee is responsible for selecting, retaining, and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year 2019, the Audit Committee took the following actions:

●	reviewed and discussed the audited financial statements for the year ended December 31, 2019, with management and EisnerAmper;
●	discussed with EisnerAmper the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit;
●	received written disclosures and the letter from EisnerAmper regarding its independence as required by applicable requirements of the PCAOB regarding EisnerAmper’s communications with the Audit Committee and the Audit Committee further discussed with EisnerAmper its independence; and
●	considered the status of pending litigation, taxation matters, and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

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

(3) Exhibits.

The following index lists the exhibits that are filed with this report or incorporated by reference, as noted:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on September 15, 2014).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 17, 2005).
3.3	Certificate of Designations, Preferences and Rights of the 0% Series A Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 18, 2014)
3.4	Certificate of Designations, Preferences and Rights of the 0% Series B Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 30, 2015)
3.5	Certificate of Designations, Preferences and Rights of the 0% Series C Convertible Preferred Stock of Majesco Entertainment Company (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on June 9, 2015)
3.6	Certificate of Designations, Preferences and Rights for 0% Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 20, 2015)
3.7	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on July 29, 2016)
3.8	Form of Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on December 7, 2016)
3.9	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on April 7, 2017)
3.10	Articles of Merger (incorporated by reference to Exhibit 3.2 to our Form 8-K filed with the SEC on April 7, 2017)
3.11	Certificate of Designations, Preferences and Rights of the 0% Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to our Form 8-K filed with the SEC on April 7, 2017)
3.12	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on September 20, 2017)
3.13	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on November 7, 2019)

3.14	Amendment No. 1 to Restated Bylaws dated January 11, 2019, Changing Fiscal Year (incorporated by reference to Exhibit 3.13 to our Form 10-K filed with the SEC on January 14, 2019)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on September 20, 2017)
4.2	Rights Agreement dated November 7, 2019 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on November 7, 2019)
4.3	Form of Rights Certificate Agreement dated November 7, 2019, between the Company and Equity Stock Transfer, LLC as rights agent (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on November 7, 2019)
4.4	Registration Rights Agreement dated December 5, 2019, between the Company and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on December 5, 2019)
4.5	Form of Common Stock Warrant Certificate (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on February 14, 2020)
4.6	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on February 14, 2020)
*4.7	Description of Securities
#10.1	Employment Agreement with David Seaburg (incorporated by reference to Exhibit 10.30 to our Form 10-KT filed with the SEC on March 18, 2019)
#10.2	Employment Agreement with Richard Hague (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on May 10, 2019)
#10.3	Employment Agreement with Paul Mann (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on September 14, 2018)
#10.4	Amendment No. 1 to Employment Agreement with David Seaburg (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed with the SEC on August 8, 2019)
#10.5	Amendment No. 1 to Employment Agreement with Richard Hague (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on August 8, 2019)
#10.6	Amendment No. 1 to Employment Agreement with Paul Mann (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed with the SEC on August 8, 2019)
#10.7	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed with the SEC on August 8, 2019)
#10.8	Change in Control Compensation Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed with the SEC on November 12, 2019)
#10.9	Form of Restricted Stock Unit Agreement – 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to our Form 10-K filed with the SEC on January 14, 2019)
#10.10	Form of Stock Option Agreement – 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to our Form 10-K filed with the SEC on January 14, 2019)
#10.11	Form of Restricted Stock Unit Agreement – 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to our Form 10-K filed with the SEC on January 14, 2019)
#10.12	Form of Stock Option Agreement – 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to our Form 10-K filed with the SEC on January 14, 2019)
#10.13	PolarityTE (formerly Majesco Entertainment Company) 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on December 7, 2016)
#10.14	PolarityTE 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 registration Statement filed with the SEC on October 5, 2018)
#10.15	PolarityTE 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to our Form S-8 registration Statement filed with the SEC on October 5, 2018)

#10.16	PolarityTE 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 20, 2019)
*#10.17	Form of Incentive Stock Option Agreement – 2020 Stock Option and Incentive Plan
*#10.18	Form of Non-qualified Stock Option Agreement – Non-employee Directors – 2020 Stock Option and Incentive Plan
*#10.19	Form of Non-qualified Stock Option Agreement – Employees – 2020 Stock Option and Incentive Plan
*#10.20	Form of Non-qualified Stock Option Agreement – Consultants – 2020 Stock Option and Incentive Plan
*#10.21	Form of Restricted Stock Award – 2020 Stock Option and Incentive Plan
*#10.22	Form of Restricted Stock Unit Award – Non-employee Directors - 2020 Stock Option and Incentive Plan
*#10.23	Form of Restricted Stock Unit Award – Employees - 2020 Stock Option and Incentive Plan
#10.24	Employment Agreement with Denver Lough (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on November 16, 2017)
#10.25	Settlement Terms Agreement dated August 21, 2019, between Denver Lough and the Company (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on November 12, 2019)
10.26	Agreement of Lease between the Company and Lefrak SBN Limited Partnership dated October 19, 2018 (incorporated by reference to Exhibit 10.26 to our Form 10-K filed with the SEC on January 14, 2019)
10.27	Sublease Agreement by and between the Company and Peter Cohen LLC for office space at 40 West 57th Street, New York, New York 10019 (incorporated by reference to Exhibit 10.27 to our Form 10-K filed with the SEC on January 14, 2019)
*10.28	Sublease Agreement with Joseph M. Still Burn Centers, Inc., dated April 22, 2019
10.29	Purchase Agreement dated December 5, 2019 between the Company and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 5, 2019)
*21.1	Subsidiaries
*23.1	Consent of EisnerAmper LLP
*31.1	Certification Pursuant to Rule 13a-14(a)
*31.2	Certification Pursuant to Rule 13a-14(a)
*31.3	Certification Pursuant to Rule 13a-14(a)
*32.1	Certification Pursuant to Rule 13a-14(b) and Section 1350, Chapter 63 of Title 18, United States Code

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File

#	Constitutes a management contract, compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLARITYTE, INC.

By:	/s/ David Seaburg
President (Principal Executive Officer)

Date:	March 12, 2020

By:	/s/ Richard Hague
Chief Operating Officer (Principal Executive Officer)

Date:	March 12, 2020

By:	/s/ Paul Mann
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Cohen	Chairman of the Board of Directors	March 12, 2020
Peter A. Cohen

/s/ Jeffrey Dyer	Director	March 12, 2020
Jeffrey Dyer

/s/ Jon Mogford	Director	March 12, 2020
Jon Mogford

/s/ Minnie Baylor-Henry	Director	March 12, 2020
Minnie Baylor-Henry

/s/ Willie C. Bogan	Director	March 12, 2020
Willie C. Bogan

/s/ Rainer Erdtmann	Director	March 12, 2020
Rainer Erdtmann

POLARITYTE, INC. AND SUBSIDIARIES

Consolidated Financial Statements

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-2
Consolidated Statements of Operations for the Year Ended December 31, 2019, the Two Months Ended December 31, 2018 and the Year Ended October 31, 2018	F-3
Consolidated Statements of Comprehensive Loss for the Year Ended December 31, 2019, the Two Months Ended December 31, 2018 and the Year Ended October 31, 2018	F-4
Consolidated Statements of Stockholders’ Equity for the Year ended December 31, 2019, the Two Months Ended December 31, 2018 and the Year Ended October 31, 2018	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2019, the Two Months Ended December 31, 2018 and the Year Ended October 31, 2018	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PolarityTE, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PolarityTE, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, the transition period from November 1, 2018 through December 31, 2018, and the year ended October 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for the year ended December 31, 2018, the transition period from November 1, 2018 through December 31, 2018, and the year ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2020 expressed an adverse opinion.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02 - Leases.

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

EISNERAMPER LLP

Iselin, New Jersey

March 12, 2020

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$10,218	$55,673
Short-term investments	19,022	6,162
Accounts receivable, net	1,731	712
Inventory	252	336
Prepaid expenses and other current assets	1,264	1,432
Total current assets	32,487	64,315
Property and equipment, net	14,911	13,736
Operating lease right-of-use assets	4,590	–
Intangible assets, net	731	924
Goodwill	278	278
Other assets	602	913
TOTAL ASSETS	$53,599	$80,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,095	$6,508
Other current liabilities	2,338	316
Current portion of long-term note payable	528	529
Deferred revenue	98	170
Total current liabilities	10,059	7,523
Long-term note payable, net	–	479
Operating lease liabilities	2,994	–
Other long-term liabilities	1,630	131
Total liabilities	14,683	8,133

Commitments and Contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock – 25,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2019 and 2018	–	–
Common stock - $.001 par value; 250,000,000 shares authorized; 27,374,653 and 21,447,088 shares issued and outstanding at December 31, 2019 and 2018	27	21
Additional paid-in capital	474,174	414,840
Accumulated other comprehensive income	72	36
Accumulated deficit	(435,357)	(342,864)
Total stockholders’ equity	38,916	72,033
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,599	$80,166

The accompanying notes are an integral part of these consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended	For the Two Months Ended	For the Year Ended
	December 31, 2019	December 31, 2018	October 31, 2018
Net revenues
Products	$2,353	$210	$689
Services	3,299	463	874
Total net revenues	5,652	673	1,563
Cost of sales
Products	1,365	194	500
Services	1,114	187	502
Total costs of sales	2,479	381	1,002
Gross profit	3,173	292	561
Operating costs and expenses
Research and development	16,397	3,458	19,376
General and administrative	63,189	12,639	48,252
Sales and marketing	16,980	2,725	2,365
Total operating costs and expenses	96,566	18,822	69,993
Operating loss	(93,393)	(18,530)	(69,432)

Other income (expense)
Interest income, net	151	80	395
Other income, net	749	32	–
Change in fair value of derivatives	–	–	3,814
Loss on extinguishment of warrant liability	–	–	(520)
Loss before income taxes	(92,493)	(18,418)	(65,743)
Benefit for income taxes	–	–	302
Net loss	(92,493)	(18,418)	(65,441)
Deemed dividend – accretion of discount on Series F preferred stock	–	–	(1,290)
Deemed dividend – exchange of Series F preferred stock	–	–	(7,057)
Cumulative dividends on Series F preferred stock	–	–	(373)
Net loss attributable to common stockholders	$(92,493)	$(18,418)	$(74,161)

Net loss per share, basic and diluted:
Net loss	(3.70)	(0.86)	(4.29)
Deemed dividend – accretion of discount on Series F preferred stock	–	–	(0.09)
Deemed dividend – exchange of Series F preferred stock	–	–	(0.46)
Cumulative dividends on Series F preferred stock	–	–	(0.02)
Net loss per share attributable to common stockholders	$(3.70)	$(0.86)	$(4.86)
Weighted average shares outstanding, basic and diluted	24,966,355	21,343,446	15,259,731

The accompanying notes are an integral part of these consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended	For the Two Months Ended	For the Year Ended
	December 31, 2019	December 31, 2018	October 31, 2018
Net loss	$(92,493)	$(18,418)	$(65,441)
Other comprehensive income:
Unrealized gain on available-for-sale securities	493	36	–
Reclassification of realized gain included in net loss	(457)	–	–
Comprehensive loss	$(92,457)	$(18,382)	$(65,441)

The accompanying notes are an integral part of these consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Deficit	Equity
Balance - October 31, 2017	3,230,655	$109,995	6,515,524	$7	$149,173	$–	$(259,005)	$170
Issuance of common stock in connection with:
Conversion of Series A preferred stock to common stock	(3,146,671)	(769)	713,036	1	768	–	–	–
Conversion of Series B preferred stock to common stock	(47,689)	(4,020)	794,820	1	4,019	–	–	–
Conversion of Series C preferred stock to common stock	(2,578)	(201)	59,950	–	201	–	–	–
Conversion of Series D preferred stock to common stock	(26,667)	(312)	44,445	–	312	–	–	–
Conversion of Series E preferred stock to common stock	(7,050)	(104,693)	7,050,000	7	104,686	–	–	–
Exchange of Series F preferred stock and dividends to common stock	–	–	1,003,393	1	13,060	–	–	13,061
Extinguishment of warrant liability			151,871		3,045			3,045
Stock option exercise	–	–	161,433	–	687	–	–	687
Issuance of common stock, net of issuance costs of $2,785	–	–	4,791,819	4	92,672	–	–	92,676
Stock-based compensation expense	–	–	126,000	–	38,821	–	–	38,821
Deemed dividend – accretion of discount on Series F preferred stock	–	–	–	–	(1,290)	–	–	(1.290)
Cumulative dividends on Series F preferred stock	–	–	–	–	(373)	–	–	(373)
Series F preferred stock dividends paid in common stock	–	–	11,708	–	306	–	–	306
Net loss	–	–	–	–	–	–	(65,441)	(65,441)
Balance - October 31, 2018	–	$–	21,423,999	$21	$406,087	$–	$(324,446)	$81,662
Stock-based compensation expense	–	–	–	–	8,908	–	–	8,908
Vesting of restricted stock units, net	–	–	23,089	–	–	–	–	–
Shares withheld for tax withholding on vesting of restricted stock	–	–	–	–	(155)	–	–	(155)
Other comprehensive income	–	–	–	–	–	36	–	36
Net loss	–	–	–	–	–	–	(18,418)	(18,418)
Balance - December 31, 2018	–	$–	21,447,088	$21	$414,840	$36	$(342,864)	$72,033
Issuance of common stock, net of issuance costs of $1,147	–	–	3,473,008	3	28,070	–	–	28,073
Issuance of restricted stock awards, net	–	–	1,579,919	2	(2)	–	–	–
Stock option exercise	–	–	292,417	–	529	–	–	529
Stock-based compensation expense	–	–	–	–	31,440	–	–	31,440
Purchase of ESPP shares	–	–	36,177	–	99	–	–	99
Vesting of restricted stock units, net	–	–	645,473	1	(1)	–	–	–
Shares withheld for tax withholding on vesting of restricted stock	–	–	(99,429)	–	(801)	–	–	(801)
Other comprehensive income	–	–	–	–	–	36	–	36
Net loss	–	–	–	–	–	–	(92,493)	(92,493)
Balance - December 31, 2019	–	$–	27,374,653	$27	$474,174	$72	$(435,357)	$38,916

The accompanying notes are an integral part of these consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended	For the Two Months Ended	For the Year Ended
	December 31, 2019	December 31, 2018	October 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,493)	$(18,418)	$(65,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	31,402	8,946	38,821
Change in fair value of derivatives	–	–	(3,814)
Depreciation and amortization	2,992	330	1,394
Loss on extinguishment of warrant liability	–	–	520
Amortization of intangible assets	193	33	100
Amortization of debt discount	49	10	35
Change in fair value of contingent consideration	(36)	57	20
Loss on disposal of property and equipment	914	–	–
Other non-cash adjustments	20	86	–
Changes in operating assets and liabilities:
Accounts receivable	(1,019)	228	(940)
Inventory	84	(98)	(238)
Prepaid expenses and other current assets	193	(279)	(911)
Operating lease right-of-use assets	1,651	–	–
Other assets	(249)	(535)	(378)
Accounts payable and accrued expenses	1,269	1,621	2,136
Other current liabilities	32	–	–
Deferred revenue	(72)	20	150
Operating lease liabilities	(1,578)	–	–
Net cash used in operating activities	(56,648)	(7,999)	(28,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,773)	(834)	(9,221)
Purchase of available-for-sale securities	(40,072)	(10,200)	–
Proceeds from maturities of available-for-sale securities	23,327	4,003	–
Proceeds from sale of available-for-sale securities	3,901	–	–
Acquisition of IBEX	–	–	(2,258)
Net cash used in continuing investing activities	(15,617)	(7,031)	(11,479)
Net cash provided by discontinued investing activities	–	10	60
Net cash used in investing activities	(15,617)	(7,021)	(11,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	28,073	–	92,676
Proceeds from stock options exercised	529	–	687
Proceeds from ESPP purchase	99	–	–
Cash paid for tax withholdings related to net share settlement	(679)	–	–
Payment of contingent consideration liability	(225)	–	(30)
Principal payments on financing leases	(453)	(11)	(74)
Principal payments on term note payable and financing arrangements	(534)	(257)	–
Net cash provided by/(used in) financing activities	26,810	(268)	93,259

Net (decrease)/increase in cash and cash equivalents	(45,455)	(15,288)	53,294
Cash and cash equivalents - beginning of period	55,673	70,961	17,667
Cash and cash equivalents - end of period	$10,218	$55,673	$70,961

Supplemental schedule of non-cash investing and financing activities:
Property and equipment additions acquired through finance leases	$2,578	$20	$251
Property and equipment acquired through financing arrangements	$58	$–	$–
Unpaid liability for acquisition of property and equipment	$273	$600	$300
Reclassification of stock-based compensation expense that was previously classified as a liability to paid-in capital	$38	$–	$–
Conversion of Series A, B, C, D, E preferred stock to common stock	$–	$–	$109,995
Unpaid tax liability related to net share settlement of restricted stock units	$–	$155	$–
Contingent consideration earned and recorded in accounts payable	$–	$31	$33
Exchange of Series F preferred stock for common stock	$–	$–	$13,061
Extinguishment of warrant liability	$–	$–	$2,525
Deemed dividend – accretion of discount on Series F preferred stock	$–	$–	$1,290
Cumulative dividends on Series F preferred stock	$–	$–	$373
Series F preferred stock dividends paid in common stock	$–	$–	$306
Contingent consideration for IBEX acquisition	$–	$–	$278
Note payable issued as partial consideration for IBEX acquisition	$–	$–	$1,220

The accompanying notes are an integral part of these consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY

PolarityTE, Inc. and subsidiaries (the “Company”) is a biotechnology company developing and commercializing regenerative tissue products and biomaterials.

Change in Fiscal Year end. On January 11, 2019, the Board approved an amendment to the Restated Bylaws of the Company changing the Company’s fiscal year end from October 31 to December 31. The Company made this change to align its fiscal year end with other companies within its industry. The change in the Company’s fiscal year end resulted in a two-month transition period that began on November 1, 2018 and ended on December 31, 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements is the extent of progress toward completion of contracts, stock-based compensation, the valuation allowances for deferred tax benefits, and the valuation of tangible and intangible assets included in acquisitions. Actual results could differ from those estimates.

Segments. The Company’s operations are based in the United States and involve products and services which are managed separately. Accordingly, it operates in two segments: 1) regenerative medicine products and 2) contract services. The Chief Operating Decision Maker (CODM) is the Office of the Chief Executive consisting of the President, Chief Operating Officer, and Chief Financial Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss). In May 2018, the Company purchased the assets of a preclinical research sciences business and related real estate from Ibex Group, L.L.C., a Utah limited liability company, and Ibex Preclinical Research, Inc., a Utah corporation (collectively “IBEX”). Prior to the acquisition of IBEX, the Company operated in one segment.

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

Accounts Receivable. Accounts receivable consists of amounts due to the Company related to the sale of the Company’s core product SkinTE and contract services. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. As of December 31, 2019, the Company recorded an allowance of $26,000. As of December 31, 2018 and October 31, 2018, an allowance for doubtful accounts was not considered necessary.

Inventory. Inventory comprises raw materials, which are valued at the lower of cost or net realizable value, on a first-in, first-out basis. The Company evaluates the carrying value of its inventory on a regular basis, taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets, generally ranging from three to eight years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations.

Leases. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Finance leases are reported in the consolidated balance sheet in property and equipment and other current and long-term liabilities. The short-term portion of operating lease obligations are included in other current liabilities. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the term of the lease and interest expense associated with its finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

The Company has lease agreements with lease and non-lease components. As allowed under ASC 842, the Company has elected not to separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has also elected not to apply the recognition requirement of ASC 842 to leases with a term of 12 months or less for all classes of assets.

Goodwill and Intangible Assets. Goodwill represents the excess purchase price over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, rather the carrying amount of goodwill is assessed for impairment at least annually, or more frequently if impairment indicators exist.

Goodwill is tested for impairment at a reporting unit level by performing either a qualitative or quantitative analysis. The qualitative analysis is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is necessary.

If the Company concludes otherwise, a quantitative analysis is performed by comparing the fair value of a reporting unit to its carrying amount. If the fair value exceeds the carrying value, there is no impairment. If the fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and the carrying value. During the year, the Company performed a qualitative assessment and concluded that it is more likely than not that the fair value of the reporting unit is more than its carrying value. Accordingly, there was no indication of impairment, and further quantitative analysis was not required.

Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, which generally range from one to eleven years. The useful life is the period over which the asset is expected to contribute directly, or indirectly, to its future cash flows. Intangible assets are reviewed for impairment when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the undiscounted cash flows exceed its carrying value and an impairment charge would be recorded for the excess of the carrying value over its fair value. At least annually, the remaining useful life is evaluated.

Impairment of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. There were no impairments of long-lived assets for any of the periods presented.

Capitalized Software. The Company capitalizes certain internal and external costs incurred to acquire or create internal use software. Costs to create internal software are capitalized during the application development period. Capitalized software is included in property and equipment and is depreciated over three years once development is complete.

Revenue Recognition. Revenue was recognized under ASC 605 for the year ended October 31, 2018. Under ASC 605, regenerative medicine revenue is recognized upon the shipment of products or the performance of services when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or services are performed; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In the contract services segment, revenue is recognized on the proportional performance method over the term of the service contract, which requires the Company to make reasonable estimates of the extent of progress toward completion of the contract. Under this method, revenue is recognized according to the percentage of cost completed for the contract. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed.

The Company adopted ASC 606 for the year ended December 31, 2019 and the two months ended December 31, 2018. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

In the contract services segment, the Company records service revenues from the sale of its contract research services, which includes delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consist of a single performance obligation that the Company satisfies over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This requires the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed. Generally, a portion of the payment is due upfront and the remainder upon completion of the contract, with most contracts completing in less than a year. As of December 31, 2019 and 2018, the Company had unbilled receivables of $0.1 million and $0.2 million, respectively, and deferred revenue of $0.1 million and $0.2 million, respectively. The unbilled receivables balance is included in consolidated accounts receivable. Revenue of $0.2 million was recognized during the year ended December 31, 2019 that was included in the deferred revenue balance as of December 31, 2018. The impact of the new revenue standard did not have a material impact to the financial statements.

Costs to obtain the contract are incurred for product revenue as they are shipped and are expensed as incurred.

The Company considers a significant customer to be one that comprises more than 10% of net revenues or accounts receivable. Concentration of revenues was as follows:

		For the Year Ended December 31, 2019	For the Two Months Ended December 31, 2018	For the Year Ended October 31, 2018
	Segment	% of Revenue	% of Revenue	% of Revenue
Customer A	Contract Services	23%	32%	19%
Customer B	Regenerative Medicine	*	17%	*
Customer C	Contract Services	*	11%	*

Concentration of accounts receivable was as follows:

		December 31, 2019	December 31, 2018
	Segment	% of Accounts Receivable	% of Accounts Receivable
Customer A	Contract services	*	23%
Customer B	Regenerative medicine	*	20%
Customer D	Regenerative medicine	*	14%
Customer E	Regenerative medicine	11%	*
Customer F	Contract services	15%	*
Customer G	Regenerative medicine	14%	*

*The amount did not exceed 10%

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

Stock-Based Compensation. The Company measures all stock-based compensation to employees and non-employees using a fair value method and records such expense in general and administrative, research and development, and sales and marketing expenses. For stock options with graded vesting, the Company recognizes compensation expense over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards based on the fair value on the date of grant.

The fair value for options issued is estimated at the date of grant using a Black-Scholes option-pricing model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor is determined based on the Company’s historical stock prices. Forfeitures are recognized as they occur.

The fair value of restricted stock grants is measured based on the fair market value of the Company’s common stock on the date of grant and amortized over the vesting period of, generally, six months to three years.

Stock-based compensation expense for nonemployee services had historically been subject to remeasurement at each reporting date as the underlying equity instruments vest and was recognized as an expense over the period during which services are received. Upon the adoption of ASU 2018-07, Compensation – Stock Compensation on January 1, 2019, the valuation was fixed at the implementation date and will be recognized as an expense on a straight-line basis over the remaining service period.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of Topic 326. As a smaller reporting company, Topic 326 will now be effective for the Company beginning January 1, 2023. As such, the Company plans to adopt this ASU beginning January 1, 2023. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

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

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. The impact of the adoption of ASC 842 on the accompanying consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

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

3. LIQUIDITY

The Company has experienced recurring losses and cash outflows from operating activities. As of December 31, 2019, the Company has an accumulated deficit of $435.4 million. As of December 31, 2019, the Company had cash and cash equivalents and short-term investments of $29.2 million.

On April 10, 2019, the Company completed an underwritten offering providing for the issuance and sale of 3,418,918 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $8.51 per share, for net proceeds of approximately $27.9 million, after deducting offering expenses payable by the Company.

On December 5, 2019, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), with Keystone Capital Partners, LLC (“Keystone”), pursuant to which Keystone has agreed to purchase from the Company up to $25.0 million of shares of its common stock, subject to certain limitations including a minimum stock price of $2.00, at the direction of the Company from time to time during the 36-month term of the Purchase Agreement. Concurrently, the Company entered into a Registration Rights Agreement with Keystone, pursuant to which it agreed to register the sales of its common stock pursuant to the Purchase Agreement under the Company’s existing shelf registration statement on Form S-3 or a new registration statement. On December 19, 2019, the Company sold 54,090 shares under the Purchase Agreement at a purchase price of $2.31 per share, for total proceeds of $0.1 million.

On February 14, 2020, the Company completed an underwritten offering of 10,638,298 shares of its common stock and warrants to purchase 10,638,298 shares of common stock. Each common share and warrant were sold together for a combined purchase price of $2.35. The exercise price of each warrant is $2.80 per share, the warrants were exercisable immediately, and they will expire February 12, 2027. The net proceeds to the Company from the offering are estimated to be approximately $22.7 million, after estimated offering expenses payable by the Company.

Following the end of 2019, the Company effectuated four additional sales of common stock to Keystone under the Purchase Agreement for a total of 216,412 shares generating total gross proceeds of $0.6 million. In connection with the underwritten offering described in the preceding paragraph, the Company agreed not to sell any additional shares under the Purchase Agreement for a period of 90 days after the closing date of the offering.

Based upon the current status of product development and commercialization plans, the Company believes that its existing cash and cash equivalents, with planned operating cost reductions, will be adequate to satisfy its capital and operating needs for at least the next 12 months from the date of filing. The Company believes it may need additional financing to continue clinical deployment and commercialization of SkinTE and development of its other product candidates. The Company will continue to pursue fundraising opportunities when available, but such financing may not be available in the future on favorable terms, if at all. If adequate financing is not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its product development programs, or be unable to continue operations over a longer term. The Company plans to meet its capital requirements primarily through issuances of equity securities, debt financing, revenue from product sales or strategic partnership arrangements. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

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

The acquisition closed on May 3, 2018. The aggregate purchase price was $3.8 million, of which $2.3 million was paid at closing and the balance satisfied by a promissory note payable to the Seller with an initial fair value of $1.2 million (see Note 11) and contingent consideration with an initial fair value of approximately $0.3 million. During the year ended October 31, 2018, the Company recorded approximately $38,000 of direct and incremental costs associated with acquisition-related activities. These costs were incurred primarily for banking, legal, and professional fees associated with the IBEX acquisition. These costs were recorded in general and administrative expenses in the consolidated statement of operations.

During the year ended October 31, 2018, IBEX contributed approximately $0.9 million to net revenues and approximately $0.3 million to gross profit, respectively.

Purchase Price Allocation

The following table summarizes the purchase price allocation for the IBEX acquisition (in thousands):

Equipment	$430
Land and buildings	2,000
Intangible assets	1,057
Goodwill	278
Accrued property taxes	(9)
Aggregate purchase price	$3,756
Less: Promissory note to seller	1,220
Contingent consideration	278
Cash paid at closing	$2,258

As part of the acquisition of IBEX, the Company recorded a contingent consideration liability of $0.3 million in current liabilities in the consolidated balance sheet. The contingent consideration represents the estimated fair value of future payments due to the Seller of IBEX based on IBEX’s revenue generated from studies quoted prior to but completed after the transaction. Contingent consideration is initially recognized at fair value as purchase consideration and subsequently remeasured at fair value through earnings. The initial fair value of the contingent consideration was based on the present value of estimated future cash flows using a 20% discount rate. The contingent consideration is the payment of 15% of the actual revenues received for work on any study initiated within 18 months following the closing of the purchase on the basis of certain specific customer prospects that received service proposals prior to the closing, provided that the total payments will not exceed $650,000. During the year ended December 31, 2019, the Company recognized a decrease in the fair value of contingent consideration of $36,000. During the two months ended December 31, 2018 and the year ended October 31, 2018, the Company recognized an increase in fair value of the contingent consideration of $20,000 and $57,000, respectively. The change in fair value was recognized in general and administrative expense in the Company’s consolidated statement of operations. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities acquired is recorded as goodwill, including the value of the assembled workforce.

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

5. FAIR VALUE

In accordance with ASC 820, Fair Value Measurements and Disclosures, financial instruments were measured at fair value using a three-level hierarchy which maximizes use of observable inputs and minimizes use of unobservable inputs:

●	Level 1: Observable inputs such as quoted prices in active markets for identical instruments. This methodology applies to the Company’s Level 1 investments, which are composed of money market funds.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the market. This methodology applies to the Company’s Level 2 investments, which are composed of corporate debt securities, commercial paper, and U.S. government debt securities.

●	Level 3: Significant unobservable inputs supported by little or no market activity. Financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, for which determination of fair value requires significant judgment or estimation. This methodology applies to the Company’s Level 3 financial instruments, which are composed of contingent consideration.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers within the hierarchy for any of the periods presented.

In connection with the offering of Units in September 2017 (see Note 12), the Company issued warrants to purchase an aggregate of 322,727 shares of common stock. These warrants were exercisable at $30.00 per share and expired in two years from the date of issuance. The warrants were liabilities pursuant to ASC 815. The warrant agreement provided for an adjustment to the number of common shares issuable under the warrant or adjustment to the exercise price, including but not limited to, if: (a) the Company issues shares of common stock as a dividend or distribution to holders of its common stock; (b) the Company subdivides or combines its common stock (i.e., stock split); or (c) the Company issues new securities for consideration less than the exercise price. Under ASC 815, warrants that provide for down-round exercise price protection are recognized as derivative liabilities.

The Series F Preferred Shares contained an embedded conversion feature that was not clearly and closely related to the identified host instrument and, as such, was recognized as a derivative liability measured at fair value. The Company classified these derivatives on the consolidated balance sheet as a current liability.

As discussed in Note 12, both the warrants and the Series F Preferred Shares were exchanged for common stock on March 6, 2018.

The fair value of the bifurcated embedded conversion feature was estimated to be approximately $7.2 million at March 5, 2018 as calculated using the Monte Carlo simulation with the following assumptions:

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of December 31, 2019 and 2018 (in thousands):

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$2,019	$–	$–	$2,019
Commercial paper	–	11,064	–	11,064
Corporate debt securities	–	8,982	–	8,982
U.S. government debt securities	–	3,770	–	3,770
Total	$2,019	$23,816	$–	$25,835
Liabilities
Contingent consideration	$–	$–	$31	$31
Total	$–	$–	$31	$31

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$7	$–	$–	$7
Commercial paper	–	21,392	–	21,392
Corporate debt securities	–	5,448	–	5,448
U.S. government debt securities	–	3,226	–	3,226
Total	$7	$30,066	$–	$30,073
Liabilities
Contingent consideration	$–	$–	$261	$261
Total	$–	$–	$261	$261

The following table sets forth the changes in the estimated fair value of the contingent consideration liability (in thousands) which is included in other current liabilities:

Contingent Consideration
Fair value - October 31, 2018	$235
Change in fair value	57
Earned and moved to accounts payable	(31)
Fair value – December 31, 2018	261
Change in fair value	(36)
Earned and paid	(194)
Fair value – December 31, 2019	$31

6. Cash Equivalents and Short-Term Investments

Cash equivalents and short-term investments consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents
Money market funds	$2,019	$–	$–	$2,019
Commercial paper	1,020	4	–	1,024
U.S. government debt securities	3,761	9	–	3,770
Total cash equivalents (1)	6,800	13	–	6,813
Short-term investments
Commercial paper	9,986	54	–	10,040
Corporate debt securities	8,977	5	–	8,982
Total short-term investments	18,963	59	–	19,022
Total	$25,763	$72	$–	$25,835

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheet as of December 31, 2019 in addition to $3.4 million of cash.

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents
Money market funds	$7	$–	$–	$7
Commercial paper	20,648	30	–	20,678
U.S. government debt securities	3,224	2	–	3,226
Total cash equivalents (1)	23,879	32	–	23,911
Short-term investments
Commercial paper	714	–	–	714
Corporate debt securities	5,444	5	(1)	5,448
Total short-term investments	6,158	5	(1)	6,162
Total	$30,037	$37	$(1)	$30,073

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheet as of December 31, 2018 in addition to $31.8 million of cash.

All investments of debt securities held as of December 31, 2019 and 2018 had maturities of less than one year. During the year ended December 31, 2019, the Company recognized $0.5 million net realized gains on available-for-sale securities. For the two months ended December 31, 2018, realized gains or losses on available-for-sale securities were immaterial.

The interest earned from available-for-sale securities was $0.4 million for the year ended December 31, 2019 and is included in interest income, net in the consolidated statements of operations. For the two months ended December 31, 2018, interest earned from available-for-sale securities was immaterial.

7. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	December 31, 2019	December 31, 2018
Machinery and equipment	$12,083	$8,276
Land and buildings	2,000	2,000
Computers and software	1,189	1,372
Leasehold improvements	2,282	1,230
Construction in progress	1,606	2,402
Furniture and equipment	470	614
Total property and equipment, gross	19,630	15,894
Accumulated depreciation	(4,719)	(2,158)
Total property and equipment, net	$14,911	$13,736

Depreciation and amortization expense for property and equipment, including assets acquired under financing leases was as follows (in thousands):

	For the Year Ended December 31,	For the Two Months ended December 31,	For the Year Ended October 31,
	2019	2018	2018
General and administrative expense	$1,562	$155	$223
Research and development expense	1,430	175	$1,171
Total depreciation and amortization expense	$2,992	$330	$1,394

For the year ended December 31, 2019, the Company recognized a loss on disposal of property and equipment of $0.9 million.

8. LEASES

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

In April 2019, the Company entered into an operating lease to obtain 6,307 square feet of manufacturing, laboratory, and office space. The lease expires April 2024 and requires monthly lease payments subject to annual increases. During the year ended December 31, 2019, the Company also increased office space under an existing lease, which requires additional monthly lease payments.

As of December 31 2019, the maturities of operating and finance lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2020	$2,114	$659
2021	1,730	656
2022	1,345	405
2023	132	336
2024	87	42
Thereafter	–	1
Total lease payments	5,408	2,099
Less:
Imputed interest	(668)	(324)
Total	$4,740	$1,775

Supplemental balance sheet information related to leases was as follows (in thousands):

Finance leases

December 31, 2019
Finance lease right-of-use assets included within property and equipment, net	$2,177

Current finance lease liabilities included within other current liabilities	$508
Non-current finance lease liabilities included within other long-term liabilities	1,267
Total	$1,775

Operating leases

December 31 2019
Current operating lease liabilities included within other current liabilities	$1,746
Operating lease liabilities – non current	2,994
Total	$4,740

The components of lease expense was as follows (in thousands):

For the Year Ended December 31, 2019
Operating lease costs included within operating costs and expenses	$2,173
Finance lease costs:
Amortization of right of use assets	$654
Interest on lease liabilities	152
Total	$806

Supplemental cash flow information related to leases was as follows (in thousands):

For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows from operating leases	$2,100
Operating cash out flows from finance leases	152
Financing cash out flows from finance leases	453
Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$2,043
Lease payments made in prior period reclassified to property and equipment	535
Operating leases	936

As of December 31, 2019, the weighted average remaining operating lease term is 2.8 years and the weighted average discount rate used to determine the operating lease liability was 9.83%. The weighted average remaining finance lease term is 3.5 years and the weighted average discount rate used to determine the finance lease liability was 9.77%.

The following disclosures as of December 31, 2018 continue to be in accordance with ASC 840. Future minimum lease payments for operating and capital leases at December 31, 2018 was as follows (in thousands):

	Operating leases	Capital leases
2019	$1,895	$66
2020	1,819	58
2021	1,455	55
2022	1,216	28
	$6,385	$207

Rent expense under ASC 840 for the two months ended December 31, 2018 and the year ended October 31, 2018 was $0.4 million and $1.4 million, respectively.

9. INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net, consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Non-compete agreement	$410	$410
Customer contracts and relationships	534	534
Trade names and trademarks	101	101
Backlog	12	12
Total intangible assets, gross	1,057	1,057
Accumulated amortization	(326)	(133)
Total intangible assets, net	$731	$924

Amortization expense for the year ended December 31, 2019, the two months ended December 31, 2018 and the year ended October 31, 2018 was approximately $0.2 million, $33,000 and $0.1 million, respectively.

The future amortization of intangible assets is expected to be as follows (in thousands):

2020	$189
2021	189
2022	121
2023	87
2024	87
Thereafter	58
$731

As a result of the IBEX acquisition in May 2018, the Company recognized $0.3 million of goodwill in the contract services segment. There were no changes in the carrying amount of goodwill for any of the periods presented.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	December 31, 2019	December 31, 2018
Accounts payable	$1,689	$2,918
Salaries and other compensation	1,462	1,041
Legal and accounting	1,404	640
Accrued severance	1,053	–
Benefit plan accrual	557	239
Other	930	1,670
Total accounts payable and accrued expenses	$7,095	$6,508

Salaries and other compensation include accrued payroll expense, accrued bonus, and estimated employer 401(k) plan contributions.

Accrued severance includes $0.9 million of accrued compensation owed to Dr. Denver Lough, a former officer and director, under a settlement terms agreement dated August 21, 2019 (Note 18). The remaining amount due of $0.3 million is included in other long-term liabilities.

11. LONG TERM NOTE PAYABLE

In connection with the IBEX Acquisition, described in Note 4, the Company issued a promissory note payable to the Seller with an initial fair value of $1.2 million. The promissory note has a principal balance of $1.3 million and bears interest at a rate of 3.5% interest per annum. Principal and interest are payable in five equal installments that began on November 3, 2018 and continuing on each six-month anniversary thereafter (“Payment Date”). The promissory note may be prepaid by the Company at any time and becomes due and payable at the earlier of the maturity date of November 3, 2020 or upon an event of default, which includes failure to pay any installment on each Payment Date, breach of any negative covenants, insolvency or bankruptcy. Upon the occurrence of an event of default, the promissory note will bear an accelerated interest rate of 7% per annum from the date of the event of default. As of December 31, 2019 the note payable balance was $0.5 million.

The Company initially recognized the promissory note at its fair value, using an estimated market rate of interest for the Company, which was higher than the promissory note’s stated rate. The result of imputing a market rate of interest resulted in an initial discount to the principal balance of approximately $0.1 million, which is being amortized to interest expense over the term of the promissory note using the effective interest method. The unamortized debt discount was $19,000 and $68,000 at December 31, 2019 and 2018, respectively. Amortization of debt discount of $49,000, $10,000 and $35,000 was included in interest expense for the year ended December 31, 2019, the two months ended December 31, 2018 and the year ended October 31, 2018, respectively.

12. PREFERRED SHARES AND COMMON SHARES

Common Stock Issuance

On April 10, 2019, the Company completed an underwritten offering providing for the issuance and sale of 3,418,918 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $8.51 per share, for net proceeds of approximately $27.9 million, after deducting offering expenses payable by the Company.

On December 5, 2019, the Company entered into the Purchase Agreement with Keystone pursuant to which Keystone has agreed to purchase from the Company up to $25.0 million of shares of its common stock, subject to certain limitations including a minimum stock price of $2.00, at the direction of the Company from time to time during the 36-month term of the Purchase Agreement. Concurrently, the Company entered into a Registration Rights Agreement with Keystone, pursuant to which it agreed to register the sales of its common stock pursuant to the Purchase Agreement under the Company’s existing shelf registration statement on Form S-3 or a new registration statement. On December 19, 2019, the Company sold 54,090 shares under the Purchase Agreement at a purchase price of $2.31 per share, for total proceeds of $0.1 million.

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

The shares of Series E Preferred Stock were held by Dr. Denver Lough, the Company’s former Chief Executive Officer. On March 6, 2018, the Company entered into a new registration rights agreement (the “Lough Registration Rights Agreement”) with Dr. Lough, pursuant to which the Company agreed to file a registration statement to register the resale of 7,050,000 shares of common stock issued upon conversion of the Series E Preferred Shares within six months, to cause such registration statement to be declared effective by the Securities and Exchange Commission as promptly as possible following its filing. On March 14, 2019, the Company’s registration obligation was waived, and the Lough Registration Rights Agreement amended to provide that Dr. Lough may demand registration by written request to the Company. Dr. Lough demanded registration of his 7,050,000 common shares in August 2019, and pursuant to that demand a registration statement on Form S-3 was filed with the Securities and Exchange Commission in October 2019 and declared effective November 1, 2019. The Company is obligated to keep the registration statement effective until the earlier of the date all the registered shares have been sold pursuant to the registration statement or the date one year from the date the registration statement is first effective.

On March 7, 2018, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware terminating the Company’s Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock. As a result, the Company has 25,000,000 shares of authorized and unissued preferred stock as of December 31, 2019 with no designation as to series.

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

There was no convertible preferred stock outstanding as of December 31, 2019 and December 31, 2018.

13. STOCK-BASED COMPENSATION

2020, 2019 and 2017 Equity Incentive Plans

2020 Plan

On October 25, 2019, the Company’s Board of Directors (the “Board”) approved the Company’s 2020 Stock Option and Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on December 19, 2019, the date approved by the stockholders. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock awards, dividend equivalent rights, and cash-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2020 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,000,000 shares of common stock are issuable pursuant to awards under the 2020 Plan. No grants of awards may be made under the 2020 Plan after the later of December 19, 2029, or the tenth anniversary of the latest material amendment of the 2020 Plan and no grants of incentive stock options may be made after October 25, 2029. As of December 31, 2019, the Company had 3,000,000 shares available for future issuances under the 2020 Plan.

2019 Plan

On October 5, 2018, the Company’s Board approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,000,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of December 31, 2019, the Company had approximately 273,649 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 7,300,000 shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of December 31, 2019, the Company had approximately 2,079,608 shares available for future issuances under the 2017 Plan.

A summary of the Company’s employee and non-employee stock option activity is presented below:

	Number of shares	Weighted-Average Exercise Price
Outstanding - December 31, 2018	6,499,885	$14.02
Granted	904,403	$12.75
Exercised (1)	(292,417)	$4.31
Forfeited	(2,581,883)	$8.19
Outstanding – December 31, 2019	4,529,988	$15.26
Options exercisable, December 31, 2019	3,198,887	$14.94

(1)	The number of exercised options includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

During the year ended December 31, 2019, the two months ended December 31, 2018 and the year ended October 31, 2018, the estimated weighted-average grant-date fair value of options granted was $9.14, $9.95, and $17.56 per share, respectively. The intrinsic value of options exercised for the year ended December 31, 2019, the two months ended December 31, 2018 and the year ended October 31, 2018 was $3.5 million, $1.6 million, and $2.1 million, respectively. During the year ended December 31, 2019, the two months ended December 31, 2018 and the year ended October 31, 2018, the estimated total grant-date fair value of options vested was $32.0 million, $5.2 million, and $20.0 million, respectively.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2019 was $0. The weighted average remaining contractual term of options outstanding and exercisable at December 31, 2019 was 8.1 years and 7.7 years, respectively.

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

Stock Options and ESPP Valuation

The fair value of each option grant and ESPP purchase right is estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the Year Ended December 31,	For the Two Months Ended December 31,	For the Year Ended October 31,
	2019	2018	2018
Option grants
Risk free annual interest rate	1.4% - 2.7%	2.6% - 3.2%	2.0% - 3.2%
Expected volatility	80.8% - 97.5%	80.6% - 94.4%	80.9% - 96.5%
Expected term of options (years)	5.0 - 7.0	5.0 - 6.5	5.0-6.0
Assumed dividends	–	–	–
ESPP
Risk free annual interest rate	2.1% - 2.5%	–	–
Expected volatility	76.6% - 88.9%	–	–
Expected term of options (years)	0.5	–	–
Assumed dividends	–	–	–

Stock-Based Compensation Expense

Total stock-based compensation expense related to stock options, restricted stock awards, and ESPP was as follows (in thousands):

	For the Year Ended December 31,	For the Two Months Ended December 31,	For the Year Ended October 31,
	2019	2018	2018
General and administrative expense	$27,692	$7,505	$31,982
Research and development expense	2,643	919	6,322
Sales and marketing expense	1,067	522	517
Total stock-based compensation expense	$31,402	$8,946	$38,821
Stock-based compensation expense classified as a liability	$–	$38	$–
Stock-based compensation expense classified to equity (1)	$31,440	$8,908	$38,821

(1)	The year ended December 31, 2019 includes $38,000 reclassified from liability to equity.

As of December 31, 2019, there was approximately $3.5 million of unrecognized compensation cost related to stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.5 years.

Stock-based compensation related to the ESPP for the year ended December 31, 2019 was $49,000. A total of 36,177 shares of common stock were purchased at a weighted-average purchase price of $2.74 for total proceeds of $0.1 million pursuant to the ESPP during the year ended December 31, 2019.

Restricted Stock

A summary of the Company’s employee and non-employee restricted-stock activity is presented below:

Number of shares
Unvested - December 31, 2018	651,110
Granted	2,202,672
Vested (1)	(830,667)
Forfeited	(180,114)
Unvested – December 31, 2019	1,843,001

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The weighted-average grant-date fair value of restricted stock granted during the year ended December 31, 2019, two months ended December 31, 2018 and year ended October 31, 2018 was $4.74, $14.17, and $25.27 per share, respectively. The total fair value of restricted stock vested during the year ended December 31, 2019, two months ended December 31, 2018 and year ended October 31, 2018 was approximately $12.4 million, $2.1 million and $2.9 million, respectively.

As of December 31, 2019, there was approximately $5.7 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years.

14. EMPLOYEE BENEFIT PLAN

The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees (full-time employees with the Company for one year) may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($19,000 for calendar year 2019). The Company contributes 3% of employee’s eligible earnings. The Company recorded contribution expense related to its 401(k) Plan of $0.3 million for the year ended December 31, 2019, $35,000 for the two months ended December 31, 2018, and $0.1 million for the year ended October 31, 2018.

15. INCOME TAXES

The Company calculates its provision for federal and state income taxes based on current tax law. The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,	For the Two Months Ended December 31,	For the Year Ended October 31,
	2019	2018	2018
Current:
Federal	$–	$–	$(302)
State	–	–	–
Deferred:
Federal	(19,057)	(3,734)	(11,561)
State	(8,595)	(257)	(475)
Change in: valuation allowance	27,652	3,991	12,036
Total provision (benefit) for income taxes	$–	$–	$(302)

The difference between income taxes computed at the statutory federal rate and the provision for income taxes related to the following (in thousands, except percentages):

	For the Year Ended December 31,		For the Two Months Ended December 31,		For the Year Ended October 31
	2019		2018		2018
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Tax (benefit) at federal statutory rate	$(19,423)	21%	$(3,867)	21%	$(22,325)	34%
State income taxes, net of federal income taxes	(8,595)	9%	(254)	1%	(475)	(1)%
Effect of warrant liability	–	–%	–	–%	(1,120)	2%
Effect of other permanent items	418	–%	5	–%	30	–%
Effect of stock compensation	129	–%	27	–%	–	–%
Change in valuation allowance	27,652	(30)%	3,991	(22)%	12,036	(18)%
Effect of State NOL tracking	–	–%	–	–%	–	–%
Reduction of NOL’s due to Section 382 limitations	–	–%	101	–%	11,552	(17)%
Other	(181)	–%	98	–%	–	–%
	$–	–%	$–	–%	$(302)	–%

The components of deferred income tax assets (liabilities) were as follows (in thousands):

	As of December 31,	As of December 31,
	2019	2018
Leases	$38	$–
Depreciation and amortization	(956)	(533)
Compensation expense not deductible until options are exercised	18,295	12,543
All other temporary differences	934	236
Net operating loss carry forward	32,113	10,526
Less valuation allowance	(50,424)	(22,772)
Deferred tax asset (liability)	$–	$–

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

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The federal net operating loss carryforwards available for income tax purposes at December 31, 2019 amounts to approximately $120.3 million. Of this amount, $38.5 million will expire between 2037 and 2038 and $81.8 million will have an indefinite life. The federal net operating losses with an indefinite life can only offset 80% of taxable income in any one tax year. Approximately $145.1 million for state income taxes will primarily expire between 2032 and 2033.

The Company files income tax returns in the U.S. and various states. As of December 31, 2019, the Company had no unrecognized tax benefits, which would impact its tax rate if recognized. As of December 31, 2019, the Company had no accrual for the potential payment of penalties or interest. As of December 31, 2019, the Company was not subject to any U.S. federal, and state tax examinations. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months.

16. LOSS PER SHARE

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	December 31,	December 31,	October 31
	2019	2018	2018
Stock options	4,529,988	6,499,885	6,080,505
Unvested restricted stock grants	1,843,001	651,110	673,960

17. COMMITMENTS AND CONTINGENCIES

Contingencies

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Exchange Act and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff. On November 28, 2018, the Court consolidated the Moreno and Lawi cases under the caption In re PolarityTE, Inc. Securities Litigation (the “Consolidated Securities Litigation”), and requested the appointment of the plaintiff in Lawi as the lead plaintiff. On January 16, 2019, the Court granted the motion of Yedid Lawi for appointment as lead plaintiff, and on February 1, 2019, the Court granted the lead plaintiff’s motion for approval of lead counsel and liaison counsel. The Court also ordered that the lead plaintiff file and serve a consolidated complaint no later than 60 days after February 1, 2019. The Lead Plaintiff filed a consolidated complaint on Aril 2, 2019, and asserted essentially the same violations of Federal securities laws recited in the original complaints. The Company filed a motion to dismiss the consolidated complaint on June 3, 2019. Plaintiffs’ opposition to the Company’s motion to dismiss was filed on August 2, 2019, and the Company filed a reply to the opposition on September 13, 2019. A hearing on the Company’s motion to dismiss was held on November 19, 2019; no order has been issued to date. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

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

Other Matters

In the ordinary course of business, the Company may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment, regulatory compliance, and other matters. Except as noted above, at December 31, 2019, the Company was not party to any legal or arbitration proceedings that may have significant effects on its financial position or results of operations. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate of the Company’s is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Commitments

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

18. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 21, 2019, the Company and Dr. Denver Lough, a principal shareholder and former officer and director, signed a settlement terms agreement that provides, in part, that the Company pay to Dr. Lough $1,500,000 in cash on October 1, 2019 and an additional $1,500,000 in cash in equal monthly installments beginning November 1, 2019 and ending April 1, 2021. In addition, the Company agreed to award to Dr. Lough 200,000 restricted stock units that vest in 18 equal monthly installments beginning October 1, 2019. For the year ended December 31, 2019 the Company recognized $2.9 million of severance expense related to the cash portion of the agreement. As of December 31, 2019, the Company has recorded a liability of $1.3 million related to future cash payments under the agreement. The fair value of the restricted stock units was $0.8 million and was fully expensed upon Dr. Lough’s termination.

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

During 2019, the Company increased the space leased from 3,275 square feet to 6,232 square feet. The Company is using 1,648 square feet, and Cohen LLC is using approximately 4,584 square feet as of December 31, 2019. The monthly lease payment for 6,232 square feet is $31,160. Of this amount $22,920 is allocated pro rata to Cohen LLC based on square footage occupied. Additional lease charges for operating expenses and taxes are allocated under the sublease based on the ratio of rent paid by the Company and Cohen LLC to total rent. Once the space is fully occupied, the Company will reduce the overall annual lease rate for the Cohen LLC space to $58.60 per square foot. The Company recognized $0.3 million and $21,000 of sublease income related to this agreement for the year ended December 31, 2019 and two months ended December 31, 2018, respectively. The sublease income is included in other income, net in the statement of operations. As of December 31, 2019 and December 31, 2018, there were no amounts due from the related party under this agreement.

In August 2018, David Seaburg was elected by the Board of Directors to serve as a director of the Company. Subsequently, the Company entered into a written consulting agreement with Mr. Seaburg, which terminated effective March 11, 2019 when he joined the Company as President of Corporate Development. Mr. Seaburg has since resigned from his Director position and is now serving as President of the Company.

19. SEGMENT REPORTING

The Company’s operations involve products and services which are managed separately. Accordingly, it operates in two segments: 1) regenerative medicine and 2) contract services.

During the year ended December 31, 2019, the Company’s CODM changed the reporting of segment net income and loss to allocate additional noncash expenses from the regenerative medicine segment to the contract services segment. For the two months ended December 31, 2018 and the year ended October 31, 2018, this resulted in reallocation of noncash expense of $0.1 million and $0.3 million, respectively. The change is reflected in the two months ended December 31, 2018 and the year ended October 31, 2018 net loss amounts presented below.

Certain information concerning the Company’s segments is presented in the following tables (in thousands):

	For the Year Ended December 31,	For the Two Months Ended December 31,	For the Year Ended October 31,
	2019	2018	2018
Net revenues:
Reportable segments:
Regenerative medicine	$2,353	$210	$689
Contract services	3,299	463	874
Total net revenues	$5,652	$673	$1,563

Net loss:
Reportable segments:
Regenerative medicine	$(91,259)	$(18,242)	$(64,887)
Contract services	(1,234)	(176)	(554)
Total net loss	$(92,493)	$(18,418)	$(65,441)

	December 31, 2019	December 31, 2018
Identifiable assets employed:
Reportable segments:
Regenerative medicine	$48,615	$74,795
Contract services	4,984	5,371
Total assets	$53,599	$80,166

20. TRANSITION PERIOD COMPARATIVE FINANCIALS (UNAUDITED)

The Company changed its fiscal year end from October 31 to December 31 effective December 31, 2018. The unaudited consolidated results of operations for the year ended December 31, 2018 and the two month ended December 31, 2017 were as follows (in thousands):

	For the Year Ended December 31,	For the Two Months Ended December 31,
	2018	2017
	(Unaudited)
Net revenues
Products	$886	$13
Services	1,337	–
Total net revenues	2,223	13
Cost of sales
Products	693	1
Services	689	–
Total costs of sales	1,382	1
Gross profit	841	12
Operating costs and expenses
Research and development	17,904	4,930
General and administrative	52,912	7,979
Sales and marketing	5,090	–
Total operating costs and expenses	75,906	12,909
Operating loss	(75,065)	(12,897)

Other income (expense)
Interest income, net	457	18
Other income, net	32	–
Change in fair value of derivatives	1,850	1,964
Loss on extinguishment of warrant liability	(520)	–
Loss before income taxes	(73,246)	(10,915)
Benefit for income taxes	302	–
Net loss	(72,944)	(10,915)
Deemed dividend – accretion of discount on Series F preferred stock	(697)	(593)
Deemed dividend – exchange of Series F preferred stock	(7,057)	–
Cumulative dividends on Series F preferred stock	(191)	(182)
Net loss attributable to common stockholders	$(80,889)	$(11,690)

Net loss per share, basic and diluted:
Net loss	(4.36)	(1.68)
Deemed dividend – accretion of discount on Series F preferred stock	(0.04)	(0.09)
Deemed dividend – exchange of Series F preferred stock	(0.42)	–
Cumulative dividends on Series F preferred stock	(0.01)	(0.03)
Net loss per share attributable to common stockholders	$(4.83)	$(1.80)
Weighted average shares outstanding, basic and diluted	16,734,610	6,496,841

