Form 10-Q
period 2020-06-30
POLARITYTE, INC.
filed 2020-08-06
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Commission File No. 001-32404

POLARITYTE, INC.

(Exact name of registrant as specified in its charter)

delaware	06-1529524
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1960 S. 4250 West, Salt Lake City, UT 84104

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (800) 560-3983

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.001	PTE	Nasdaq Capital Market
Preferred Stock Purchase Rights	-	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 3, 2020, there were 38,740,704 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$30,504	$10,218
Short-term investments	–	19,022
Accounts receivable, net	2,115	1,731
Inventory	281	252
Prepaid expenses and other current assets	2,453	1,264
Total current assets	35,353	32,487
Property and equipment, net	12,729	14,911
Operating lease right-of-use assets	3,559	4,590
Intangible assets, net	636	731
Goodwill	278	278
Other assets	599	602
TOTAL ASSETS	$53,154	$53,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,050	$7,095
Other current liabilities	2,644	2,338
Current portion of long-term notes payable	1,436	528
Deferred revenue	97	98
Total current liabilities	9,227	10,059
Common stock warrant liability	8,736	–
Operating lease liabilities	2,192	2,994
Other long-term liabilities	1,022	1,630
Long-term notes payable	2,410	–
Total liabilities	23,587	14,683

Commitments and Contingencies (Note 14)	–	–

STOCKHOLDERS’ EQUITY
Preferred stock - 25,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	–	–
Common stock – $.001 par value; 250,000,000 shares authorized; 38,496,910 and 27,374,653 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	38	27
Additional paid-in capital	490,603	474,174
Accumulated other comprehensive income	–	72
Accumulated deficit	(461,074)	(435,357)
Total stockholders’ equity	29,567	38,916
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,154	$53,599

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues
Products	$944	$504	$1,372	$801
Services	1,322	822	1,827	1,990
Total net revenues	2,266	1,326	3,199	2,791
Cost of sales
Products	275	342	615	615
Services	607	254	783	757
Total cost of sales	882	596	1,398	1,372
Gross profit	1,384	730	1,801	1,419
Operating costs and expenses
Research and development	3,164	4,764	6,537	10,116
General and administrative	5,211	15,060	15,816	32,255
Sales and marketing	2,024	3,981	5,718	7,934
Restructuring and other charges	2,084	–	2,536	–
Total operating costs and expenses	12,483	23,805	30,607	50,305
Operating loss	(11,099)	(23,075)	(28,806)	(48,886)
Other income (expenses)
Change in fair value of common stock warrant liability	(1,591)	–	2,941	–
Interest (expense) income, net	(65)	29	(77)	99
Other income, net	78	254	225	422
Net loss	$(12,677)	$(22,792)	$(25,717)	$(48,365)
Net loss per share, basic and diluted	$(0.33)	$(0.92)	$(0.72)	$(2.09)
Weighted average shares outstanding, basic and diluted	38,428,289	24,768,453	35,724,141	23,190,343

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(12,677)	$(22,792)	$(25,717)	$(48,365)
Other comprehensive income/(loss):
Unrealized gain on available-for-sale securities	7	160	11	312
Reclassification of realized gains included in net loss	(10)	(134)	(83)	(269)
Comprehensive loss	$(12,680)	$(22,766)	$(25,789)	$(48,322)

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	For the Three and Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2019	27,374,653	$27	$474,174	$72	$(435,357)	$38,916
Issuance of common stock, net of issuance costs of $1.3 million	10,854,710	11	12,588	–	–	12,599
Stock-based compensation expense	–	–	3,221	–	–	3,221
Stock option exercises	10,000	–	31	–	–	31
Vesting of restricted stock units	158,513	–	–	–	–	–
Shares withheld for tax withholding	(4,587)	–	(5)	–	–	(5)
Other comprehensive loss	–	–	–	(69)	–	(69)
Net loss	–	–	–	–	(13,040)	(13,040)
Balance – March 31, 2020	38,393,289	$38	$490,009	$3	$(448,397)	$41,653
Stock-based compensation expense	–	–	563	–	–	563
Purchase of ESPP shares	38,293	–	40	–	–	40
Vesting of restricted stock units	119,132	–	–	–	–	–
Shares withheld for tax withholding	(6,918)	–	(9)	–	–	(9)
Forfeiture of restricted stock awards	(46,886)	–	–	–	–	–
Other comprehensive loss	–	–	–	(3)	–	(3)
Net loss	–	–	–	–	(12,677)	(12,677)
Balance – June 30, 2020	38,496,910	$38	$490,603	$–	$(461,074)	$29,567

	For the Three and Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2018	21,447,088	$21	$414,840	$36	$(342,864)	$72,033
Stock-based compensation expense	–	–	10,327	–	–	10,327
Stock option exercises	283,250	1	528	–	–	529
Vesting of restricted stock units	100,912	–	–	–	–	–
Shares withheld for tax withholding	(82,011)	–	(740)	–	–	(740)
Other comprehensive income	–	–	–	17	–	17
Net loss	–	–	–	–	(25,573)	(25,573)
Balance – March 31, 2019	21,749,239	$22	$424,955	$53	$(368,437)	$56,593
Proceeds received from issuance of common stock, net of issuance costs of $1,146	3,418,918	3	27,945	–	–	27,948
Stock-based compensation expense	–	–	8,618	–	–	8,618
Stock option exercises	9,167	–	–	–	–	–
Shares issued under the ESPP	7,260	–	35	–	–	35
Vesting of restricted stock units	51,440	–	–	–	–	–
Shares withheld for tax withholding	(17,418)	–	(62)	–	–	(62)
Other comprehensive income	–	–	–	26	–	26
Net loss	–	–	–	–	(22,792)	(22,792)
Balance – June 30, 2019	25,218,606	$25	$461,491	$79	$(391,229)	$70,366

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,717)	$(48,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	3,784	18,907
Depreciation and amortization	1,549	1,446
Amortization of intangible assets	95	99
Amortization of debt discount	13	28
Change in fair value of common stock warrant liability	(2,941)	–
Change in fair value of contingent consideration	–	(48)
Loss on abandonment of property and equipment	1,529
Other non-cash adjustments	(21)	30
Changes in operating assets and liabilities:
Accounts receivable	(384)	(624)
Inventory	(29)	(26)
Prepaid expenses and other current assets	(1,189)	(486)
Operating lease right-of-use assets	899	791
Other assets	3	25
Accounts payable and accrued expenses	(2,109)	(17)
Other current liabilities	9	367
Deferred revenue	(1)	(126)
Operating lease liabilities	(903)	(670)
Other long-term liabilities	–	(120)
Net cash used in operating activities	(25,413)	(28,789)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,170)	(2,110)
Purchase of available-for-sale securities	(14,144)	(15,445)
Proceeds from maturities of available-for-sale securities	16,945	9,278
Proceeds from sale of available-for-sale securities	16,171	–
Net cash provided by (used in) investing activities	17,802	(8,277)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock and warrants	24,276	27,948
Proceeds from stock options exercised	31	529
Proceeds from ESPP purchase	40	35
Cash paid for tax withholdings related to net share settlement	(6)	(636)
Payment of contingent consideration liability	–	(109)
Principal payments on financing leases	(243)	(225)
Proceeds from term note payable and financing arrangements	4,629	–
Principal payments on term note payable and financing arrangements	(830)	(262)
Net cash provided by financing activities	27,897	27,280
Net increase (decrease) in cash and cash equivalents	20,286	(9,786)
Cash and cash equivalents - beginning of period	10,218	55,673
Cash and cash equivalents - end of period	$30,504	$45,887
Non-cash investing and financing activities:
Unpaid liability for acquisition of property and equipment	$–	$63
Reclassification of stock-based compensation expense that was previously classified as a liability to paid-in capital	$–	$38
Unpaid tax liability related to net share settlement	$7	$43
Allocation of proceeds from sale of common stock and warrants to warrant liability	$11,677	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

PolarityTE, Inc. (together with its subsidiaries, the “Company”) is a biotechnology company developing and commercializing regenerative tissue products and biomaterials.

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

2. LIQUIDITY AND NEED FOR ADDITIONAL CAPITAL

The Company has experienced recurring losses and cash outflows from operating activities. As of June 30, 2020, the Company had an accumulated deficit of $461.1 million. As of June 30, 2020, the Company had cash and cash equivalents of $30.5 million. The Company has been funded historically through sales of equity and debt.

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

The Company entered into a promissory note for $3.6 million under the Paycheck Protection Program on April 12, 2020. Additional details are available in note 12.

The Company does not expect existing cash as of June 30, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the date of filing. These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and settle its liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after these condensed consolidated financial statements are issued.

In the second quarter of 2020 the Company took steps to reduce cash burn by reducing payroll expense, adopting a salary and wage reduction, and reducing discretionary spending across the organization to minimal levels. The Company will seek additional capital through equity offerings or debt financing. However, such financing may not be available in the future on favorable terms, if at all. If adequate financing is not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its product development programs, or be unable to continue operations over a longer term.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company records service revenues from the sale of its preclinical research services and contract services. Preclinical research services include delivery of preclinical studies and other research services to unrelated third parties. These customer contracts generally consist of a single performance obligation that the Company satisfies over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides an appropriate measure of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This requires the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed. Generally, a portion of the payment is due upfront and the remainder upon completion of the contract, with most contracts completing in less than a year. Contract services include research and laboratory testing services to unrelated third parties on a contract basis. These customer contracts generally consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes revenue upon delivery of testing results to the customer.

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

The fair value of options issued is estimated at the date of grant using a Black-Scholes option-pricing model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor is determined based on the Company’s historical stock prices. Forfeitures are recognized as they occur.

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

Impairment of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment, intangible assets, and goodwill for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows.

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

During the three months ended June 30, 2020, the Company transferred all available-for-sale securities to cash accounts.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liability	$–	$–	$8,736	$8,736
Total	$–	$–	$8,736	$8,736

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,019	$–	$–	$2,019
Commercial paper	–	11,064	–	11,064
Corporate debt securities	–	8,982	–	8,982
U.S. government debt securities	–	3,770	–	3,770
Total	$2,019	$23,816	$–	$25,835
Liabilities:
Contingent consideration	$–	$–	$31	$31
Total	$–	$–	$31	$31

The fair value of the common stock warrant liability is estimated using a Monte Carlo simulation model, which uses certain assumptions related to risk-free interest rates, expected volatility, and expected term. The fair value of the warrant liability was $11.7 million upon the issuance date of February 14, 2020 and $8.7 million as of June 30, 2020.

The following assumptions were used in estimating the fair value of the warrant liability as of June 30, 2020 and upon the issuance date of February 14, 2020:

	June 30, 2020	February 14, 2020
Stock price	$1.24	$1.69
Exercise price	$2.80	$2.80
Risk-free rate	0.45%	1.51%
Volatility	97.5%	93.40%
Term	6.62	6.99

The contingent consideration related to the IBEX acquisition of $31,000 outstanding at December 31, 2019, was paid during the six months ended June 30, 2020. As of June 30, 2020, the obligation related to the contingent consideration was fully satisfied.

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

During the three months ended June 30, 2020, the Company transferred all available-for-sale securities to cash accounts.

Cash equivalents and short-term investments consisted of the following as of December 31, 2019 (in thousands):

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

For the six months ended June 30, 2020 and 2019, the Company recognized net realized gains on available-for-sale securities of $0.1 million and $0.3 million, respectively.

6. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	June 30, 2020	December 31, 2019
Machinery and equipment	$12,198	$12,083
Land and buildings	2,000	2,000
Computers and software	1,255	1,189
Leasehold improvements	3,044	2,282
Construction in progress	179	1,606
Furniture and equipment	233	470
Total property and equipment, gross	18,909	19,630
Accumulated depreciation and amortization	(6,180)	(4,719)
Total property and equipment, net	$12,729	$14,911

The Company abandoned $1.5 million of construction in progress and other equipment during the period ended June 30, 2020. See note 13.

Depreciation and amortization expense for property and equipment, including assets acquired under financing leases was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative expense	$408	$407	$800	$764
Research and development expense	389	363	749	682
Total depreciation and amortization expense	$797	$770	$1,549	$1,446

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

As of June 30, 2020, the maturities of our operating and finance lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2020 (excluding the six months ended June 30, 2020)	$948	$335
2021	1,646	656
2022	1,345	405
2023	132	336
2024	87	42
Total lease payments	4,158	1,774
Less imputed interest	(452)	(242)
Total lease liabilities	$3,706	$1,532

Supplemental balance sheet information related to leases was as follows (in thousands):

Finance leases

	June 30, 2020	December 31, 2019
Finance lease right-of-use assets included within property and equipment, net	$1,631	$2,177

Current finance lease liabilities included within other current liabilities	$532	$508
Non-current finance lease liabilities included within other long-term liabilities	1,000	1,267
Total finance lease liabilities	$1,532	$1,775

Operating leases

	June 30, 2020	December 31, 2019
Current operating lease liabilities included within other current liabilities	$1,514	$1,746
Operating lease liabilities – non current	2,192	2,994
Total operating lease liabilities	$3,706	$4,740

The components of lease expense were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease costs included within operating costs and expenses	$548	$546	$1,104	$1,061
Finance lease costs:
Amortization of right-of-use assets	$174	$170	$349	$309
Interest on lease liabilities	39	44	82	67
Total	$213	$214	$431	$376

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows from operating leases	$1,108	$941
Operating cash out flows from finance leases	$82	$67
Financing cash out flows from finance leases	$243	$225
Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$–	$1,824
Lease payments made in prior period reclassified to property and equipment	$–	$535
Remeasurement of finance lease liability due to lease modification	$–	$(22)
Operating leases	$–	$939
Remeasurement of operating lease liability due to lease modification	$131	$–

As of June 30, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 2.5 and 2.8 years, respectively, and the weighted average discount rate used for operating leases was 9.76% and 9.83%, respectively. As of June 30, 2020 and December 31, 2019, the weighted average remaining lease term for finance leases was 3.0 and 3.5 years, respectively, and the weighted average discount rate used for finance leases was 9.77% for both periods. In May 2020, the Company reduced office space related to one of its existing lease agreements resulting in lower monthly payments.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable	$423	$1,689
Salaries and other compensation	1,815	1,462
Legal and accounting	426	1,404
Accrued severance	1,217	1,053
Benefit plan accrual	560	557
Other	609	930
Total accounts payable and accrued expenses	$5,050	$7,095

Other current liabilities are comprised of the current portion of operating lease liabilities and finance lease liabilities, and short-term debt. The short-term debt had a balance of $0.6 million as of June 30, 2020, while the other components are disclosed in the footnotes above. The short-term debt balance is related to two financing arrangements entered into during the six months ended June 30, 2020 to fund an insurance contract. Under the financing arrangements, the Company borrowed $0.8 million and $0.2 million. The amounts will be repaid in nine equal monthly installments, with an interest rate of 4.25% and 6.35%, respectively.

9. STOCK-BASED COMPENSATION

2020, 2019 and 2017 Equity Incentive Plans

2020 Plan

On October 25, 2019, the Company’s Board of Directors (the “Board”) approved the Company’s 2020 Stock Option and Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on December 19, 2019, the date approved by the stockholders. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock awards, dividend equivalent rights, and cash-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2020 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,000,000 shares of common stock are issuable pursuant to awards under the 2020 Plan. No grants of awards may be made under the 2020 Plan after the later of December 19, 2029, or the tenth anniversary of the latest material amendment of the 2020 Plan and no grants of incentive stock options may be made after October 25, 2029. As of June 30, 2020, the Company had 18,000 shares available for future issuances under the 2020 Plan.

2019 Plan

On October 5, 2018, the Company’s Board approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,000,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of June 30, 2020, the Company had 257,570 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 7,300,000 shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of June 30, 2020, the Company had 1,177,365 shares available for future issuances under the 2017 Plan.

A summary of the Company’s employee and non-employee stock option activity for the six months ended June 30, 2020 is presented below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding – December 31, 2019	4,529,988	$15.26
Granted	1,458,026	$1.19
Exercised	(10,000)	$3.12
Forfeited	(867,432)	$11.78
Outstanding – June 30, 2020	5,110,582	$11.84
Options exercisable, June 30, 2020	3,603,571	$14.87

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

Restricted Stock

A summary of the Company’s employee and non-employee restricted-stock activity is presented below:

Number of Shares
Unvested - December 31, 2019	1,843,001
Granted	3,401,036
Vested (1)	(832,910)
Forfeited	(79,803)
Unvested – June 30, 2020	4,331,324

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Stock-Based Compensation Expense

The stock-based compensation expense related to stock options, restricted stock awards, and the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative expense	$143	$6,892	$3,220	$15,929
Research and development expense	404	1,481	367	2,565
Sales and marketing expense	16	245	197	413
Total stock-based compensation expense	$563	$8,618	$3,784	$18,907

10. COMMON STOCK WARRANTS

On February 14, 2020, the Company completed an underwritten offering of 10,638,298 shares of its common stock and warrants to purchase 10,638,298 shares of common stock. Each common share and warrant were sold together for a combined public purchase price of $2.35 before underwriting discount and commission. The exercise price of each warrant is $2.80 per share, the warrants were exercisable immediately, and they will expire February 12, 2027. As the warrants could require cash settlement in certain scenarios, the warrants were classified as a liability and are recorded at an estimated fair value using a Monte Carlo simulation model. The total proceeds from the offering were allocated first to the warrant liability based on the estimated fair value with the residual allocated to the common shares. As of June 30, 2020, none of the warrants had been exercised.

The change in fair value of the common stock warrant liability is presented in the following table and is reported as a change in fair value of common stock warrant liability in the statements of operations (in thousands):

June 30, 2020
Beginning balance	$–
Initial value of common stock warrant liability	11,677
Change in fair value of common stock warrant liability	(2,941)
Ending balance	$8,736

11. LOSS PER SHARE

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2020	2019
Stock options	5,110,582	6,604,461
Restricted stock	4,331,324	493,447
Common stock warrants	10,638,298	–

12. DEBT

On April 12, 2020, our subsidiary PolarityTE MD, Inc. (the “Borrower”) entered into a promissory note evidencing an unsecured loan in the amount of $3,576,145 made to it under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Loan to the Borrower was made through KeyBank, N.A., a national banking association (the “Lender”). The interest rate on the Loan is 1.00%. Beginning seven months from the date of the Loan the Borrower is required to make 24 monthly payments of principal and interest in the amount of $150,563. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Borrower, or filing suit and obtaining judgment against the Borrower. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.

13. RESTRUCTURING

In the first half of 2020, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Management approved a reduction in force which affected 40 of the 126 employees in the regenerative medicine business segment, or approximately 31.7% of that workforce. The Company did not make any change in the workforce of its contract services segment. The Company recognized $0.6 and $1.0 million of expense related to employee severance and benefit arrangements for the three and six-month periods ended June 30, 2020, respectively. It is expected that the full amount will be paid by the end of 2020. Management also recorded $1.5 million of asset abandonments within the Company’s regenerative medicine business segment for both the three and six-month periods ended June 30, 2020.

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

Other Matters

In the ordinary course of business, the Company may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment, regulatory compliance, and other matters. Except as noted above, as of June 30, 2020, the Company was not party to any legal or arbitration proceedings that may have material effects on its financial position or results of operations. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate of the Company is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Commitments

The Company has entered into employment agreements with key executives and adopted a change in control plan that contain severance terms and change of control provisions.

15. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On August 21, 2019, the Company and Dr. Denver Lough, a principal shareholder and former officer and director, signed a settlement terms agreement that provides, in part, that the Company pay to Dr. Lough $1,500,000 in cash on October 1, 2019 and an additional $1,500,000 in cash in equal monthly installments beginning November 1, 2019 and ending April 1, 2021. In addition, the Company agreed to award to Dr. Lough 200,000 restricted stock units that vest in 18 equal monthly installments beginning October 1, 2019. The fair value of the restricted stock units was $0.8 million. The Company expensed the cash portion and equity portion of these awards upon Dr. Lough’s termination. As of June 30, 2020, the Company has recorded a liability of $0.8 million related to future cash payments under the agreement.

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

During 2019, the Company increased the space from 3,275 square feet to 6,232 square feet. In May 2020, the Company reduced the space from 6,232 to 4,554. The Company is using 1,099 square feet, and Cohen LLC is using approximately 3,455 square feet as of June 30, 2020. The monthly lease payment for 4,554 square feet is $22,771. Of this amount $17,277 is charged pro rata to Cohen LLC based on square footage occupied. Additional lease charges for operating expenses and taxes are also charged under the sublease based on the ratio of rent paid by the Company and Cohen LLC to total rent. If the space becomes fully occupied, the Company will reduce the overall annual lease rate for the Cohen LLC space to $58.60 per square foot. The Company recognized sublease income related to this agreement of $63,000 and $51,000 for the three months ended June 30, 2020 and 2019, respectively, and$132,000 and $126,000 for the six months ended June 30, 2020 and 2019, respectively. The sublease income is included in other income, net in the statement of operations. As of June 30, 2020 and December 31, 2019, there were no amounts due from the related party under this agreement.

16. SEGMENT REPORTING

Reportable segments are presented in a manner consistent with the internal reporting provided to the chief operating decision maker (CODM). In April 2020, the Company designated its Chief Executive Officer (CEO) to be its Chief Operating Decision Maker (CODM) and dissolved the function of the Office of the Chief Executive consisting of the President, Chief Operating Officer, and Chief Financial Officer which previously acted as its CODM.

The CODM allocates resources to and assesses the performance of each segment using information about its revenue and operating income (loss). These measures are presented in the following tables (in thousands). Asset information by segment is not presented, as this measure is not used by the CODM to assess the segment’s performance.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues by segment:
Regenerative medicine	$944	$504	$1,372	$801
Contract services	1,322	822	1,827	1,990
Total net revenues	$2,266	$1,326	$3,199	$2,791

Net loss by segment:
Regenerative medicine	$(12,567)	$(22,572)	$(25,270)	$(47,781)
Contract services	(110)	(220)	(447)	(584)
Total net loss	$(12,677)	$(22,792)	$(25,717)	$(48,365)

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

Overview

We are a commercial-stage biotechnology and regenerative biomaterials company focused on transforming the lives of patients by discovering, designing and developing regenerative tissue products and biomaterials for the fields of medicine, biomedical engineering and material sciences. Historically, we have operated two segments: the regenerative medicine product segment and the contract services segment.

Segment Reporting

Regenerative Medicine Product Segment

The regenerative medicine product segment is engaged in the development of SkinTE, our first commercial product, and also the development of SkinTE POC (point-of-care device for on-site SkinTE processing and deployment), Skin TE Cryo (cryopreservation of SkinTE for multiple deployments on a single patient), and PTE 11000 (allogeneic, biologically active dressing for use in wound care).

SkinTE was registered and listed with the United States Food and Drug Administration (FDA) in August 2017 based on our determination that SkinTE is appropriately regulated solely under Section 361 of the Public Health Service Act and Part 1271 of Title 21 of the Code of Federal Regulations (i.e., as a so-called “361 HCT/P”) and that, as a result, no premarket review or approval by the FDA is required. We proceeded to develop sales and manufacturing capabilities for SkinTE and focused on advancing commercialization of SkinTE.

Following informal, voluntary discussions between us and the FDA we were advised by the FDA in April 2020 that its preliminary assessment is that SkinTE does not meet the requirements to be regulated as a 361 HCT/P. Rather, FDA’s view is that SkinTE is a biological product that should be regulated under Section 351 of the Public Health Service Act. We re-evaluated our regulatory approach and determined it is prudent to submit an investigational new drug application (IND), and thereafter a biologics license application (BLA) for SkinTE, and to adjust the focus of our commercial effort for SkinTE based on the following factors:

●	license exclusivity for 12 years that arises under a BLA could enhance the value of SkinTE;

●	clinical testing in the BLA process could advance commercial acceptance of SkinTE;

●	the possibility the FDA could restrict our commercial sale of SkinTE in the future; and

●	the contraction of the commercial opportunity for SkinTE in March and April 2020 because healthcare providers were dedicating resources to the care and treatment of COVID-19 patients and the acute and traumatic care needs of the general population and, as a result, were putting a hold on elective procedures in many regions across the country.

Contract Services Segment

The contract services segment operates a preclinical research and veterinary sciences business through our subsidiary, Ibex Preclinical Research, Inc. We also offer research and laboratory testing services to unrelated third parties on a contract basis through our subsidiary, Arches Research, Inc. (“Arches”).

In April 2020 we received unsolicited inquiries from third parties regarding our laboratory and its capacity to perform COVID-19 testing, which we attribute to the surge in COVID-19 testing throughout the United States and what we believe to be a lack of laboratory testing capacity to meet the surging demand. Management evaluated Arches’ resources and found that it has the capability of performing molecular polymerase chain reaction testing for COVID-19. Management decided that COVID-19 testing offered an opportunity to use existing resources to generate additional revenue in the contract services segment and thereby help defray our operating expenses. Consequently, we applied to the Centers for Medicare and Medicaid Services for a certificate of registration for our laboratory under the Clinical Laboratory Improvement Amendments and obtained that certificate in late April 2020. We started providing COVID-19 testing services on May 27, 2020.

Revenue Recognition

In the regenerative medicine products segment, we record product revenues primarily from the sale of our regenerative tissue products. We sell our products to healthcare providers, primarily through direct sales representatives. Product revenues consist of a single performance obligation that we satisfy at a point in time. In general, we recognize product revenue upon delivery to the customer. In the contract services segment, we earn service revenues from the provision of contract research services, which includes delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consist of a single performance obligation that we satisfy over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. Contract services include research and laboratory testing services to unrelated third parties on a contract basis. These customer contracts generally consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes revenue upon delivery of testing results to the customer.

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

Results of Operations

Comparison of the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

	For the Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2020	June 30, 2019	Amount	%
	(Unaudited)
Net revenues
Products	$944	$504	$440	87%
Services	1,322	822	500	61%
Total net revenues	2,266	1,326	940	71%
Cost of sales
Products	275	342	(67)	(20)%
Services	607	254	353	139%
Total cost of sales	882	596	286	48%
Gross profit	1,384	730	654	90%

Operating costs and expenses
Research and development	3,164	4,764	(1,600)	(34)%
General and administrative	5,211	15,060	(9,849)	(65)%
Sales and marketing	2,024	3,981	(1,957)	(49)%
Restructuring and other charges	2,084	_–	2,084	*
Total operating costs and expenses	12,483	23,805	(11,322)	(48)%
Operating loss	(11,099)	(23,075)	11,976	(52)%
Other income (expense)
Change in fair value of common stock warrant liability	(1,591)	–	(1,591)	*
Interest income, net	(65)	29	(94)	(324)%
Other income, net	78	254	(176)	(69)%
Net loss	$(12,677)	$(22,792)	$10,115	(44)%

Net Revenues

For the three-month period ended June 30, 2020, we recorded net revenues of $2.266 million, which represents an increase of $0.940 million or 71% from the $1.326 million of net revenues recorded for the three months ended June 30, 2019. The $0.940 million increase in net revenues was due to an increase in revenue in both our regenerative medicine product segment and the contract services segment.

Regenerative Medicine Product Segment

As noted above, we plan to submit to FDA an IND and BLA for SkinTE. We are in the process of arranging meetings with FDA to determine the most appropriate development plan for a BLA submission. FDA has not asked us to stop marketing SkinTE pending submission or approval of a BLA. We plan to discuss with FDA the possibility of continued marketing of SkinTE as a 361 HCT/P on a limited basis at a future meeting, both until May 31, 2021, which marks the end of a period of enforcement discretion that FDA announced in revised final guidance issued in July 2020 that it would generally observe unless there are reported or potential significant safety concerns, and beyond May 2021. It is not customary for the FDA to allow wide-spread commercial sales of a product subject to a pending BLA.

At the same time as the regulatory development described above, we were experiencing the effects of the COVID-19 pandemic. Throughout the country, healthcare assets in terms of facilities and providers were dedicated in March, April, and May to the care and treatment of COVID-19 patients while still trying to meet the acute and traumatic care needs of the general population. The substantial rise in COVID-19 cases in the first part of the summer indicates that the dedication of resources to the treatment of COVID-19 will continue for the immediate future. Consequently, medical care and procedures that are considered “elective” have been put on hold in many regions across the country. We experienced the effect of the COVID-19 pandemic in our commercial operations in March 2020, when there was a drop in paid cases in that month followed by cancellation or postponement of SkinTE procedures scheduled for April 2020. This negative impact was most evident in chronic wounds without amputation risk and we expect this impact to continue in subsequent periods as long as the pandemic continues to surge.

We do not know, and cannot predict, whether FDA will allow us to continue selling SkinTE while our BLA is pending. Accordingly, management determined it was prudent under the circumstances discussed above to focus our commercialization effort on the territories where we have current and repeat users of SkinTE. As a result, in May 2020 we eliminated 40 positions in the regenerative medicine product segment, including 24 positions engaged in performing sales and marketing functions. Net revenues for SkinTE in the second quarter of 2020 are $0.944 million compared to $0.428 million for the first quarter of 2020. The number of paid SkinTE cases in the second quarter of 2020 increased by 9.9% over the first quarter from 81 in the first quarter to 88 in the second quarter while net revenues more than doubled, and this disjunction is attributable to the larger wound sizes in traumatic wounds treated with SkinTE in the second quarter so that the average revenue per paid case was higher in the second quarter of 2020 compared to the first quarter. Of SkinTE revenues for the second quarter, $0.489 million, or 51.8%, of net revenues was generated by three hospital systems, and one of these hospital systems alone was the source of 31.2% of the revenues.

For the three-month period ended June 30, 2020, net revenues from the regenerative medicine product segment are $0.944 million, which represents an increase of $0.440 million or 87% from the $0.504 million of net revenues from the regenerative medicine product segment recorded for the three months ended June 30, 2019. This change is attributable to an increase of 91.3% in the number of paid cases from 46 in the second quarter of 2019 to 88 in the second quarter of 2020, and the higher average revenue per paid case we experienced in the second quarter of 2020.

Contract Services Segment

As noted above we began COVID-19 testing at the beginning of June 2020, so that at June 30, 2020, we had testing agreements with 29 nursing homes located in the state of New York controlled by a single company. On May 10, 2020, the Governor of the State of New York issued an order requiring COVID-19 testing of all employees working in nursing homes within the state weekly, which has been renewed on a monthly basis. Previously the New York Governor issued an order, Executive Order 202.10 (the “Executive Order’) that, among other things, suspended the requirement that a laboratory outside New York obtain a clinical laboratory permit from New York State if the laboratory holds a CLIA certificate and is engaged to test for COVID-19 in specimens collected from persons in New York State. The Executive Order had a limited duration until April 22, 2020 but has been extended monthly and now expires August 8, 2020. We have not received any indication from the State of New York that the Executive Order will not be renewed in August 2020. This new testing service contributed $0.712 million to net revenues for the contract services segment in the second quarter of 2020 and the remainder was generated by our historical clinical service offerings. Net revenues for contract services segment in the second quarter of 2020 are $1.322 million compared to $0.505 million for the first quarter of 2020. This change is primarily attributable to the revenues generated by the new COVID-19 testing services offered by Arches.

Gross Profit

Cost of sales for the product segment as a percentage of product revenues was 68% in the second quarter of 2019 compared to 29% for the second quarter of 2020. Built in production capacity results in a lower incremental cost per unit as product sales increase. There was a reduction in staff that reduced fixed overhead costs increasing gross profit. Cost of sales for the services segment as a percentage of service revenues was 31% in the second quarter of 2019 compared to 46% for the second quarter of 2020, which we attribute to variations in service specific materials requirements for performing services in the second quarter of 2020 compared to the same quarter in 2019. As a result of the changes in net revenues and cost of sales in both segments, the combined effect is that gross profit increased as a percentage higher than net revenues period over period from $.73 million for the three-month period ended June 30, 2019 to $1.38 million for the three-month period ended June 30, 2020, or an increase in gross profit of 90%.

Research and Development

For the three-month period ended June 30, 2020, we recorded research and development expenses totaling $3.16 million, which represents a decrease of $1.60 million, or 34%, from $4.76 million of research and development expenses for the three months ended June 30, 2019. There was a reduction in staff in research and development that reduced compensation and benefits costs by $0.50 million and stock compensation expense decreased $1.08 million.

General and Administrative Expenses

General and administrative expenses totaled $5.21 million for the three-month period ended June 30, 2020, which represents a decrease of $9.85 million as compared to $15.06 million of general and administrative expenses incurred during the three months ended June 30, 2019. The primary drivers for this decrease is a $6.75 million reduction in stock compensation expense, due to restricted stock and option forfeitures related to the reduction in force taken during the second quarter of 2020, a $0.99 million reduction in legal, accounting, and consulting fees, a $0.76 million reduction in compensation-related expenses, and a $0.28 million reduction in travel expenses in the second quarter of 2020 compared to the second quarter of 2019.

Sales and Marketing

Sales and marketing expenses totaled $2.02 million for the three-month period ended June 30, 2020, which represents a decrease of $1.96 million, as compared to $3.98 million of sales and marketing expenses incurred during the three months ended June 30, 2019. There was a reduction in staff in sales and marketing that reduced compensation and benefits costs by $0.47 million and reduction of marketing and consultant spending of $1.47 million in the second quarter of 2020 compared to the second quarter of 2019. The contract service segment does not have a meaningful sales and marketing component to its business.

Restructuring and Other Charges

Restructuring and other charges totaled $2.08 million for the three-month period ended June 30, 2020. There were no restructuring and other charges for the three-month period ended June 30, 2019. Management approved several actions designed to improve operational efficiency and financial results including a reduction in force taken during the second quarter of 2020 that increased severance expense by $0.55 million. Management also recorded $1.53 million of asset abandonments within the Company’s regenerative medicine business segment during the three-month period ended June 30, 2020.

Comparison of the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

	For the Six Months Ended		Increase (Decrease)
(in thousands)	June 30, 2020	June 30, 2019	Amount	%
	(Unaudited)
Net revenues
Products	$1,372	$801	$571	71%
Services	1,827	1,990	(163)	(8)%
Total net revenues	3,199	2,791	408	15%
Cost of sales
Products	615	615	–	0%
Services	783	757	26	3%
Total cost of sales	1,398	1,372	26	2%
Gross profit	1,801	1,419	382	27%

Operating costs and expenses
Research and development	6,537	10,116	(3,579)	(35)%
General and administrative	15,816	32,255	(16,439)	(51)%
Sales and marketing	5,718	7,934	(2,216)	(28)%
Restructuring and other charges	2,536	–	2,536	*
Total operating costs and expenses	30,607	50,305	(19,698)	(39)%
Operating loss	(28,806)	(48,886)	20,080	(41)%
Other income (expense)
Change in fair value of common stock warrant liability	2,941	–	2,941	*
Interest income, net	(77)	99	(176)	(178)%
Other income, net	225	422	(197)	(47)%
Net loss	$(25,717)	$(48,365)	$22,648	(47)%

Net Revenues

For the six-month period ended June 30, 2020, we recorded net revenues of $3.20 million, which represents an increase of $.41 million or 15% from the $2.79 million of net revenues recorded for the six months ended June 30, 2019. The $.41 million increase in net revenues was due primarily to an increase in revenue in our regenerative medicine product segment.

Regenerative Medicine Product Segment

As noted above, we plan to submit to FDA an IND and BLA for SkinTE. We do not know, and cannot predict, whether FDA will allow us to continue selling SkinTE while our BLA is pending. Accordingly, management determined it was prudent under the circumstances discussed above focus our commercialization effort on the territories where we have current and repeat users of SkinTE. As a result, in May 2020 we eliminated 40 positions in the regenerative medicine product segment, including 24 positions engaged in performing sales and marketing functions. Net revenues for SkinTE in the six-month period ended June 30, 2020 increased by 71% over the comparable period in 2019 to $1.37 million for the six months ended June 30, 2020, compared to $0.80 million for the six months ended June 30, 2019. This change is attributable to an increase of 94.25% in the number of paid SkinTE cases from 87 in the first half of 2019 to 169 for the first half of 2020, and the higher average revenue per paid case we experienced in the second quarter of 2020. Of SkinTE revenues for the six months ended June 30, 2020, $0.325 million, or 23.6%, of net revenues was generated by one hospital system.

Contract Services Segment

As noted above we began COVID-19 testing at the beginning of June 2020, so that at June 30, 2020, we had testing agreements with 29 nursing homes located in the state of New York controlled by a single company. This new testing service contributed $0.712 million to net revenues for the contract services segment in the first half of 2020 and the remainder was generated by our historical clinical service offerings. Net revenues for contract services segment in the six months ended June 30, 2020 are $1.827 million compared to $1.990 million for the six months ended June 30, 2019. This change is attributable to a decline in net revenues from pre-clinical testing services that was only partially offset by net revenues generated by the new COVID-19 testing services offered by Arches.

Gross Profit

Cost of sales for the product segment as a percentage of product revenues was 77% in the first six months of 2019 compared to 45% for the first six months of 2020. Built in production capacity results in a lower incremental cost per unit as product sales increase. There was a reduction in staff that reduced fixed overhead costs increasing gross profit. Cost of sales for the services segment as a percentage of service revenues was 38% in the first six months of 2019 compared to 43% for the first six months of 2020, which we attribute to variations in service specific materials requirements for performing services in the first half of 2020 compared to the first half of 2019. As a result of the changes in net revenues and cost of sales in both segments, the combined effect is that gross profit increased as a percentage higher than net revenues period over period from $1.42 million for the six-month period ended June 30, 2019 to $1.80 million for the six-month period ended June 30, 2020, or an increase in gross profit of 27%.

Research and Development

For the six-month period ended June 30, 2020, we recorded research and development expenses totaling $6.54 million, which represents a decrease of $3.58 million, or 35%, from $10.12 million of research and development expenses for the six months ended June 30, 2019. There was a reduction in staff in research and development that reduced compensation and benefits costs by $1.22 million and stock compensation expense decreased $2.20 million.

General and Administrative Expenses

General and administrative expenses totaled $15.82 million for the six-month period ended June 30, 2020, which represents a decrease of $16.44 million as compared to $32.26 million of general and administrative expenses incurred during the six months ended June 30, 2019. The primary driver for this decrease is a $12.71 million reduction in stock compensation expense due to restricted stock and option forfeitures in the first half of 2020 compared to the first half of 2019.

Sales and Marketing

Sales and marketing expenses totaled $5.72 million for the six-month period ended June 30, 2020, compared to $7.93 million of sales and marketing expenses incurred during the six months ended June 30, 2019. There was a reduction in staff in sales and marketing in the second quarter of 2020 that reduced compensation and benefits costs and reduced marketing and consultant spending compared to the second quarter of 2019.The service segment does not have a meaningful sales and marketing component to its business.

Restructuring and Other Charges

Restructuring and other charges totaled $2.54 million for the six-month period ended June 30, 2020. There were no restructuring and other charges for the six-month period ended June 30, 2019. Management approved several actions designed to improve operational efficiency and financial results including a reduction in force taken during the first half of 2020 that increased severance expense by $1.01 million. Management also recorded $1.53 million of asset abandonments within the Company’s regenerative medicine business segment during the six-month period ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2020, our cash and cash equivalents totaled $30.50 million and our working capital was approximately $26.13 million, compared to cash and cash equivalents and short-term investments of $29.24 million and our working capital of approximately $22.43 million at December 31, 2019. Our accumulated deficit at June 30, 2020, was approximately $461.07 million.

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

As of August 6, 2020, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash and cash equivalents of $30.50 million as of June 30, 2020, will not be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements into the second quarter of 2021. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern as the Company does not believe that its cash and cash equivalents will be sufficient to fund such business plan for at least twelve months from the date of issuance of these interim financial statements. The Company plans to address this condition by raising additional capital to finance its operations. Although the Company has been successful in raising capital in the past, financing may not be available on terms favorable to us, if at all, so there is no assurance that it will be successful in obtaining additional financing. Therefore, it is not considered probable, as defined in applicable accounting standards, that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

For the foreseeable future we will continue to pursue fundraising opportunities when available. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs or be unable to continue operations over a longer term. We plan to meet our future capital requirements primarily through issuances of equity securities, debt financing, or strategic partnership arrangements. Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives

Our actual capital requirements will depend on many factors, including the cost and timing of pursuing a biologics license application for SkinTE we intend to file with FDA; the progress and success of clinical evaluation and acceptance of SkinTE; our ability to develop our other product candidates; and the costs and timing of obtaining any required regulatory registrations or approvals for our product candidates. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The foregoing factors, along with the other factors described in the section, Item 1A, “Risk Factors” in Part II of this Report on Form 10-Q will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders, and debt financing, if available, may involve restrictive covenants. If we elect to pursue collaborative arrangements, the terms of such arrangements may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise additional capital when needed, and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operation.

The following table sets forth the primary sources and uses of cash for each period indicated:

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Net cash provided by (used in)
Operating activities	$(25,413)	$(28,789)
Investing activities	17,802	(8,277)
Financing activities	27,897	27,280
Net increase/(decrease) in cash and cash equivalents	$20,286	$(9,786)

Cash used in operating activities

During the six-month period ended June 30, 2020, net cash used in operating activities was $25.41 million, which included $1.16 million of issuance fees related to the February raise. The cash used in operating activities was due to a net loss of $25.72 million adjusted by $2.94 million due to remeasurement of the warrant liability arising from the underwritten offering of common stock and warrants in February 2020, which was offset by the non-cash expenses of $3.78 million for stock compensation expense.

During the six-month period ended June 30, 2019, net cash used in operating activities was $28.79 million, which was due to a net loss of $48.37 million offset primarily by the non-cash expenses of $18.91 million for stock compensation expense

Cash provided by (used in) investing activities

During the six-month period ended June 30, 2020, net cash provided by investing activities was $17.80 million, which was due primarily to proceeds from the sale and maturities of available for sale securities.

During the six-month period ended June 30, 2019, net cash used in investing activities was $8.28 million, which was due primarily due to purchases of available for sale securities.

Cash provided by financing activities

During the six-month period ended June 30, 2020, net cash provided by financing activities was $27.90 million due to proceeds from financing arrangements and net proceeds received from the sale of common stock and warrants.

During the six-month period ended June 30, 2019, net cash provided by financing activities was $27.28 million primarily due to proceeds received from the sale of common stock.

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

The Company records service revenues from the sale of its preclinical research services and contract services. Preclinical research services includes delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consist of a single performance obligation that the Company satisfies over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This requires the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed. Generally, a portion of the payment is due upfront and the remainder upon completion of the contract, with most contracts completing in less than a year. Contract services includes research and laboratory testing services to unrelated third parties on a contract basis. These customer contracts generally consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes revenue upon delivery of testing results to the customer.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

We previously identified a material weakness in our internal control over financial reporting as of December 31, 2019, that continued to exist as of March 31, 2020, which was the failure to execute controls relating to reconciliation procedures. In addition, we did not have a sufficient level of precision in our review procedures to detect potentially material errors in accrual and related accounts. In the first quarter of 2020 management implemented a systemic tool to enhance the reconciliation and review procedures identified in the material weakness above. This change in our internal control over financial reporting remediated the material weakness as of June 30, 2020.

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2020.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the period ended March 31, 2020, which could materially affect our business, financial position, or future results of operations. The risks described in that Annual Report and Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

Risks Related to Our Financial Position and Capital Requirements

We will need additional funding to pursue the regulatory process for SkinTE and sustain our operations, and may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our product development programs.

We reported a net loss of $25.7 million for the six months ended June 30, 2020 and at June 30, 2020, we had an accumulated deficit of $461.1 million. We believe we can fund our current business plan including related operating expenses and capital expenditure requirements into the second quarter of 2021. Accordingly, there is substantial doubt about our ability to continue as a going concern beyond the second quarter of 2021 unless we can raise additional capital from external sources.

We expect to incur significant operating costs in the near term as we pursue the regulatory process for filing an IND and BLA with FDA, conduct clinical trials and studies, and pursue product research, all while operating our business segments and incurring continuing fixed costs related to the maintenance of our assets and business. We cannot predict whether we will be restricted by FDA with respect to SkinTE sales while our BLA is pending, and the net revenues generated from COVID-19 testing is a very recent development, so we are unable to predict any future trend for this testing revenue. In any event, we do not expect net revenues from our business segments will be enough to defray our costs of doing business. Consequently, we expect to incur significant losses in the future, and those losses could be more severe as a result of unforeseen expenses, difficulties, complications, delays, and other unknown events, including the unpredictable effects of the COVID-19 pandemic.

We will need additional funding to meet our future business needs and we may be unable to raise additional funds in a timely manner or on terms that are acceptable to us. If are not able to obtain sufficient funds, we may have to delay, reduce the scope of, or eliminate one or more of our product development programs or be unable to continue operations over a longer term.

Item 6. Exhibits

Except as otherwise noted, the following exhibits are included in this filing:

10.1	Note and Loan Agreement dated April 12, 2020, between PolarityTE MD, Inc., and KeyBank National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 15, 2020)
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Rule 13a-14(b) and Section 1350, Chapter 63 of Title 18, United States Code
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

Date: August 6, 2020	/s/ David Seaburg
David Seaburg
Chief Executive Officer
Duly Authorized Officer

Date: August 6, 2020	/s/ Jacob Patterson
Jacob Patterson
Interim Chief Financial Officer
Chief Accounting Officer

