Form 10-Q
period 2020-09-30
POLARITYTE, INC.
filed 2020-11-09
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

Commission File No. 001-32404

POLARITYTE, INC.

(Exact name of registrant as specified in its charter)

delaware	06-1529524
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1960 S. 4250 West, Salt Lake City, UT 84104

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (800) 560-3983

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.001	PTE	Nasdaq Capital Market NASDAQ

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

Yes ☐ No ☒

As of November 5, 2020, there were 39,241,323 shares of the Registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$23,186	$10,218
Short-term investments	–	19,022
Accounts receivable, net	3,379	1,731
Inventory	907	252
Prepaid expenses and other current assets	1,596	1,264
Total current assets	29,068	32,487
Property and equipment, net	11,970	14,911
Operating lease right-of-use assets	3,110	4,590
Intangible assets, net	589	731
Goodwill	278	278
Other assets	472	602
TOTAL ASSETS	$45,487	$53,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,818	$7,095
Other current liabilities	2,311	2,338
Current portion of long-term notes payable	1,887	528
Deferred revenue	25	98
Total current liabilities	9,041	10,059
Common stock warrant liability	7,233	–
Operating lease liabilities	1,817	2,994
Other long-term liabilities	872	1,630
Long-term notes payable	1,964	–
Total liabilities	20,927	14,683

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock - 25,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	–	–
Common stock – $.001 par value; 250,000,000 shares authorized; 38,912,005 and 27,374,653 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	39	27
Additional paid-in capital	492,676	474,174
Accumulated other comprehensive income	–	72
Accumulated deficit	(468,155)	(435,357)
Total stockholders’ equity	24,560	38,916
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,487	$53,599

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues
Products	$1,156	$839	$2,528	$1,640
Services	2,181	556	4,008	2,546
Total net revenues	3,337	1,395	6,536	4,186
Cost of sales
Products	210	315	825	930
Services	1,142	330	1,925	1,087
Total cost of sales	1,352	645	2,750	2,017
Gross profit	1,985	750	3,786	2,169
Operating costs and expenses
Research and development	2,698	2,956	9,235	13,072
General and administrative	6,264	16,044	22,080	48,299
Sales and marketing	1,606	4,988	7,324	12,922
Restructuring and other charges	–	–	2,536	–
Total operating costs and expenses	10,568	23,988	41,175	74,293
Operating loss	(8,583)	(23,238)	(37,389)	(72,124)
Other income (expenses)
Change in fair value of common stock warrant liability	1,503	–	4,444	–
Interest (expense) income, net	(58)	27	(135)	126
Other income, net	57	228	282	650
Net loss	$(7,081)	$(22,983)	$(32,798)	$(71,348)
Net loss per share, basic and diluted	$(0.18)	$(0.87)	$(0.89)	$(2.94)
Weighted average shares outstanding, basic and diluted	38,761,141	26,405,307	36,743,864	24,273,774

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(7,081)	$(22,983)	$(32,798)	$(71,348)
Other comprehensive income/(loss):
Unrealized gain on available-for-sale securities	–	113	11	425
Reclassification of realized gains included in net loss	–	(129)	(83)	(398)
Comprehensive loss	$(7,081)	$(22,999)	$(32,870)	$(71,321)

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	For the Three and Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2019	27,374,653	$27	$474,174	$72	$(435,357)	$38,916
Issuance of common stock, net of issuance costs of $1.3 million	10,854,710	11	12,588	–	–	12,599
Stock-based compensation expense	–	–	3,221	–	–	3,221
Stock option exercises	10,000	–	31	–	–	31
Vesting of restricted stock units	158,513	–	–	–	–	–
Shares withheld for tax withholding	(4,587)	–	(5)	–	–	(5)
Other comprehensive loss	–	–	–	(69)	–	(69)
Net loss	–	–	–	–	(13,040)	(13,040)
Balance – March 31, 2020	38,393,289	38	490,009	3	(448,397)	41,653
Stock-based compensation expense	–	–	563	–	–	563
Purchase of ESPP shares	38,293	–	40	–	–	40
Vesting of restricted stock units	119,132	–	–	–	–	–
Shares withheld for tax withholding	(6,918)	–	(9)	–	–	(9)
Forfeiture of restricted stock awards	(46,886)	–	–	–	–	–
Other comprehensive loss	–	–	–	(3)	–	(3)
Net loss	–	–	–	–	(12,677)	(12,677)
Balance – June 30, 2020	38,496,910	38	490,603	–	(461,074)	29,567
Stock-based compensation expense	–	–	2,179	–	–	2,179
Stock option exercises	208	–	–	–	–	–
Vesting of restricted stock units	485,614	1	(1)	–	–	–
Shares withheld for tax withholding	(70,727)	–	(105)	–	–	(105)
Net loss	–	–	–	–	(7,081)	(7,081)
Balance – September 30, 2020	38,912,005	$39	$492,676	$–	$(468,155)	$24,560

	For the Three and Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2018	21,447,088	$21	$414,840	$36	$(342,864)	$72,033
Stock-based compensation expense	–	–	10,327	–	–	10,327
Stock option exercises	283,250	1	528	–	–	529
Vesting of restricted stock units	100,912	–	–	–	–	–
Shares withheld for tax withholding	(82,011)	–	(740)	–	–	(740)
Other comprehensive income	–	–	–	17	–	17
Net loss	–	–	–	–	(25,573)	(25,573)
Balance – March 31, 2019	21,749,239	22	424,955	53	(368,437)	56,593
Proceeds received from issuance of common stock, net of issuance costs of $1,146	3,418,918	3	27,945	–	–	27,948
Stock-based compensation expense	–	–	8,618	–	–	8,618
Stock option exercises	9,167	–	–	–	–	–
Purchase of ESPP shares	7,260	–	35	–	–	35
Vesting of restricted stock units	51,440	–	–	–	–	–
Shares withheld for tax withholding	(17,418)	–	(62)	–	–	(62)
Other comprehensive income	–	–	–	26	–	26
Net loss	–	–	–	–	(22,792)	(22,792)
Balance – June 30, 2019	25,218,606	25	461,491	79	(391,229)	70,366
Stock-based compensation expense	–	–	5,025	–	–	5,025
Issuance of restricted stock awards	1,590,710	2	(2)	–	–	–
Vesting of restricted stock units	123,448	–	–	–	–	–
Other comprehensive loss	–	–	–	(16)	–	(16)
Net loss					(22,983)	(22,983)
Balance – September 30, 2019	26,932,764	$27	$466,514	$63	$(414,212)	$52,392

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,798)	$(71,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	5,963	23,932
Depreciation and amortization	2,337	2,243
Amortization of intangible assets	142	146
Amortization of debt discount	17	40
Change in fair value of common stock warrant liability	(4,444)	–
Change in fair value of contingent consideration	–	(48)
Loss on abandonment and disposal of property and equipment	1,566	265
Other non-cash adjustments	(21)	3
Changes in operating assets and liabilities:
Accounts receivable	(1,648)	(881)
Inventory	(655)	(10)
Prepaid expenses and other current assets	(332)	126
Operating lease right-of-use assets	1,348	1,214
Other assets	130	25
Accounts payable and accrued expenses	(2,349)	4,095
Other current liabilities	–	155
Deferred revenue	(73)	(36)
Operating lease liabilities	(1,353)	(1,142)
Other long-term liabilities	–	571
Net cash used in operating activities	(32,170)	(40,650)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,225)	(2,386)
Purchase of available-for-sale securities	(14,144)	(29,002)
Proceeds from maturities of available-for-sale securities	16,945	14,636
Proceeds from sale of available-for-sale securities	16,171	1,877
Net cash provided by (used in) investing activities	17,747	(14,875)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock and warrants	24,276	27,948
Proceeds from stock options exercised	31	529
Proceeds from ESPP purchase	40	35
Cash paid for tax withholdings related to net share settlement	(114)	(679)
Payment of contingent consideration liability	–	(109)
Principal payments on financing leases	(376)	(336)
Proceeds from term note payable and financing arrangements	4,630	–
Principal payments on term note payable and financing arrangements	(1,096)	(263)
Net cash provided by financing activities	27,391	27,125
Net increase (decrease) in cash and cash equivalents	12,968	(28,400)
Cash and cash equivalents - beginning of period	10,218	55,673
Cash and cash equivalents - end of period	$23,186	$27,273
Non-cash investing and financing activities:
Unpaid liability for acquisition of property and equipment	$10	$249
Reclassification of stock-based compensation expense that was previously classified as a liability to paid-in capital	$–	$38
Unpaid tax liability related to net share settlement	$5	$–
Allocation of proceeds from sale of common stock and warrants to warrant liability	$11,677	$–
Property and equipment acquired through finance lease	$–	$2,341
Property and equipment acquired through financing arrangement	$–	$58

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

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 filed with the Securities and Exchange Commission on Form 10-K on March 12, 2020.

2. LIQUIDITY AND NEED FOR ADDITIONAL CAPITAL

The Company has experienced recurring losses and cash outflows from operating activities. As of September 30, 2020, the Company had an accumulated deficit of $468.2 million. As of September 30, 2020, the Company had cash and cash equivalents of $23.2 million. The Company has been funded historically through sales of equity and debt.

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

The Company does not expect existing cash as of September 30, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the date of filing. The Company will seek additional capital through equity offerings or debt financing. However, such financing may not be available in the future on favorable terms, if at all. If adequate financing is not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its product development programs, or be unable to continue operations over a longer term. These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and settle its liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after these condensed consolidated financial statements are issued. No adjustments have been made to these consolidated financial statements as a result of these uncertainties.

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

Revenue Recognition. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

For the three months ended September 30, 2020 revenue from two hospital systems accounted for 55% of total revenue in the regenerative medicine product segment. For the nine months ended September 30, 2020 revenue from one hospital system accounted for 33% of total revenue in the regenerative medicine product segment. As of September 30, 2020, accounts receivable from the two hospital systems represented 10% of total accounts receivable.

For the three months ended September 30, 2020 revenue from 32 facilities controlled by a single company accounted for 94% of COVID-19 testing revenues. For the nine months ended September 30, 2020 revenue from 32 facilities controlled by a single company accounted for 96% of COVID-19 testing revenues. As of September 30, 2020, accounts receivable from the 32 facilities represented 40% of total accounts receivable.

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

Loss Per Share. Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive. Further, any gain on the warrant liability may be considered dilutive when the average market price of the common stock during the period exceeds the exercise price of the warrant.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements of capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Adoption of the ASU is either retrospective or prospective. The Company adopted this standard prospectively on January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

During the nine months ended September 30, 2020, the Company transferred all available-for-sale securities to cash accounts.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liability	$–	$–	$7,233	$7,233
Total	$–	$–	$7,233	$7,233

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,019	$–	$–	$2,019
Commercial paper	–	11,064	–	11,064
Corporate debt securities	–	8,982	–	8,982
U.S. government debt securities	–	3,770	–	3,770
Total	$2,019	$23,816	$–	$25,835
Liabilities:
Contingent consideration	$–	$–	$31	$31
Total	$–	$–	$31	$31

The fair value of the common stock warrant liability is estimated using a Monte Carlo simulation model, which uses certain assumptions related to risk-free interest rates, expected volatility, and expected term. The fair value of the warrant liability was $11.7 million upon the issuance date of February 14, 2020 and $7.2 million as of September 30, 2020.

The following assumptions were used in estimating the fair value of the warrant liability as of September 30, 2020 and upon the issuance date of February 14, 2020:

	September 30, 2020	February 14, 2020
Stock price	$1.04	$1.69
Exercise price	$2.80	$2.80
Risk-free rate	0.41%	1.51%
Volatility	99.6%	93.40%
Term	6.37	6.99

The contingent consideration related to the IBEX acquisition of $31,000 outstanding at December 31, 2019, was paid during the nine months ended September 30, 2020. As of September 30, 2020, the obligation related to the contingent consideration was fully satisfied.

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

During the nine months ended September 30, 2020, the Company transferred all available-for-sale securities to cash accounts.

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

For the nine months ended September 30, 2020 and 2019, the Company recognized net realized gains on available-for-sale securities of $0.1 million and $0.4 million, respectively.

6. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	September 30, 2020	December 31, 2019
Machinery and equipment	$12,215	$12,083
Land and buildings	2,000	2,000
Computers and software	1,240	1,189
Leasehold improvements	3,057	2,282
Construction in progress	169	1,606
Furniture and equipment	233	470
Total property and equipment, gross	18,914	19,630
Accumulated depreciation and amortization	(6,944)	(4,719)
Total property and equipment, net	$11,970	$14,911

Depreciation and amortization expense for property and equipment, including assets acquired under financing leases was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative expense	$402	$407	$1,202	$1,171
Research and development expense	386	390	1,135	1,072
Total depreciation and amortization expense	$788	$797	$2,337	$2,243

7. LEASES

The Company leases facilities and certain equipment under noncancelable leases that expire at various dates through November 2024. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases may include options to extend or terminate the lease at the election of the Company. These optional periods have not been considered in the determination of the right-of-use-assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. In May 2020, the Company reduced space under one of its facility leases, which resulted in a remeasurement of the operating lease liability. See Note 15 for further discussion of the modification.

As of September 30, 2020, the maturities of our operating and finance lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2020 (excluding the nine months ended September 30, 2020)	$416	$166
2021	1,646	656
2022	1,345	405
2023	132	336
2024	86	42
Total lease payments	3,625	1,605
Less imputed interest	(369)	(206)
Total lease liabilities	$3,256	$1,399

Supplemental balance sheet information related to leases was as follows (in thousands):

Finance leases

	September 30, 2020	December 31, 2019
Finance lease right-of-use assets included within property and equipment, net	$1,466	$2,177

Current finance lease liabilities included within other current liabilities	$544	$508
Non-current finance lease liabilities included within other long-term liabilities	855	1,267
Total finance lease liabilities	$1,399	$1,775

Operating leases

	September 30, 2020	December 31, 2019
Current operating lease liabilities included within other current liabilities	$1,439	$1,746
Operating lease liabilities – non current	1,817	2,994
Total operating lease liabilities	$3,256	$4,740

The components of lease expense were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease costs included within operating costs and expenses	$531	$556	$1,635	$1,617
Finance lease costs:
Amortization of right-of-use assets	$175	$171	$524	$479
Interest on lease liabilities	36	42	118	109
Total	$211	$213	$642	$588

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows from operating leases	$1,640	$1,550
Operating cash out flows from finance leases	$118	$109
Financing cash out flows from finance leases	$376	$336
Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$–	$1,828
Lease payments made in prior period reclassified to property and equipment	$–	$535
Remeasurement of finance lease liability due to lease modification	$–	$(22)
Operating leases	$–	$936
Remeasurement of operating lease liability due to lease modification	$131	$–

As of September 30, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 2.3 and 2.8 years, respectively, and the weighted average discount rate used for operating leases was 9.79% and 9.83%, respectively. As of September 30, 2020 and December 31, 2019, the weighted average remaining lease term for finance leases was 2.8 and 3.5 years, respectively, and the weighted average discount rate used for finance leases was 9.77% for both periods.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable	$1,384	$1,689
Salaries and other compensation	1,362	1,462
Legal and accounting	317	1,404
Accrued severance	571	1,053
Benefit plan accrual	588	557
Other	596	930
Total accounts payable and accrued expenses	$4,818	$7,095

Other current liabilities are comprised of the current portion of operating lease liabilities and finance lease liabilities, and short-term debt. The short-term debt had a balance of $0.3 million as of September 30, 2020, while the other components are disclosed in Note 7 above. The short-term debt balance is related to two financing arrangements entered into during the nine months ended September 30, 2020 to fund an insurance contract. Under the financing arrangements, the Company borrowed $0.8 million and $0.2 million. The amounts will be repaid in nine equal monthly installments, with an interest rate of 4.25% and 6.35%, respectively.

9. STOCK-BASED COMPENSATION

2020, 2019 and 2017 Equity Incentive Plans

2020 Plan

On October 25, 2019, the Company’s Board of Directors (the “Board”) approved the Company’s 2020 Stock Option and Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on December 19, 2019, the date approved by the stockholders. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock awards, dividend equivalent rights, and cash-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2020 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,000,000 shares of common stock are issuable pursuant to awards under the 2020 Plan. No grants of awards may be made under the 2020 Plan after the later of December 19, 2029, or the tenth anniversary of the latest material amendment of the 2020 Plan and no grants of incentive stock options may be made after October 25, 2029. As of September 30, 2020, the Company had 70,190 shares available for future issuances under the 2020 Plan.

2019 Plan

On October 5, 2018, the Company’s Board approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,000,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of September 30, 2020, the Company had 287,615 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 7,300,000 shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of September 30, 2020, the Company had 1,013,450 shares available for future issuances under the 2017 Plan.

A summary of the Company’s employee and non-employee stock option activity for the nine months ended September 30, 2020 is presented below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding – December 31, 2019	4,529,988	$15.26
Granted	1,882,888	$1.23
Exercised	(10,208)	$3.08
Forfeited	(1,363,754)	$16.30
Outstanding – September 30, 2020	5,038,914	$9.75
Options exercisable, September 30, 2020	3,447,648	$12.69

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

Restricted Stock

A summary of the Company’s employee and non-employee restricted-stock activity is presented below:

Number of Shares
Unvested - December 31, 2019	1,843,001
Granted	3,628,204
Vested (1)	(1,501,072)
Forfeited	(95,188)
Unvested – September 30, 2020	3,874,945

(1)	The number of vested restricted stock units and awards includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Stock-Based Compensation Expense

The stock-based compensation expense related to stock options, restricted stock awards, and the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative expense	$1,655	$4,822	$4,875	$20,751
Research and development expense	388	(164)	755	2,401
Sales and marketing expense	136	367	333	780
Total stock-based compensation expense	$2,179	$5,025	$5,963	$23,932

10. COMMON STOCK WARRANTS

On February 14, 2020, the Company completed an underwritten offering of 10,638,298 shares of its common stock and warrants to purchase 10,638,298 shares of common stock. Each common share and warrant were sold together for a combined public purchase price of $2.35 before underwriting discount and commission. The exercise price of each warrant is $2.80 per share, the warrants were exercisable immediately, and they will expire February 12, 2027. As the warrants could require cash settlement in certain scenarios, the warrants were classified as a liability and are recorded at an estimated fair value using a Monte Carlo simulation model. The total proceeds from the offering were allocated first to the warrant liability based on the estimated fair value with the residual allocated to the common shares. As of September 30, 2020, none of the warrants had been exercised.

The change in fair value of the common stock warrant liability is presented in the following table and is reported as a change in fair value of common stock warrant liability in the statements of operations (in thousands):

September 30, 2020
Beginning balance	$–
Initial value of common stock warrant liability	11,677
Change in fair value of common stock warrant liability	(4,444)
Ending balance	$7,233

11. LOSS PER SHARE

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2020	2019
Stock options	5,038,914	6,357,029
Restricted stock	3,874,945	2,027,100
Common stock warrants	10,638,298	15,235

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

13. RESTRUCTURING

In the second quarter of 2020, management approved several actions as part of a restructuring plan designed to improve operational efficiency and financial results. Management approved a reduction in force, which affected 40 of the 126 employees in the regenerative medicine business segment, or approximately 31.7% of that workforce. The Company did not make any change in the workforce of its contract services segment. The Company recognized $0.6 million of expense related to employee severance and benefit arrangements for the second quarter restructuring. The Company also recognized $0.4 million of other employee severance expense during the first quarter of 2020. Total severance expense recorded during the nine months ended September 30, 2020 was $1.0 million. It is expected that the full amount of severance will be paid by the end of 2020. Management also recorded $1.5 million of asset abandonments within the Company’s regenerative medicine business segment.

14. COMMITMENTS AND CONTINGENCIES

Contingencies

On June 26, 2018, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Jose Moreno against the Company and two directors of the Company, Case No. 2:18-cv-00510-JNP (the “Moreno Complaint”). On July 6, 2018, a similar complaint was filed in the same court against the same defendants by Yedid Lawi, Case No. 2:18-cv-00541-PMW (the “Lawi Complaint”). Both the Moreno Complaint and Lawi Complaint allege that the defendants made statements or disseminated information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10 and 20(a) of the Exchange Act and Rule 10b-5 adopted thereunder. Specifically, both complaints allege that the defendants misrepresented the status of one of the Company’s patent applications while touting the unique nature of the Company’s technology and its effectiveness. Plaintiffs are seeking damages suffered by them and the class consisting of the persons who acquired the publicly-traded securities of the Company between March 31, 2017, and June 22, 2018. Plaintiffs have filed motions to consolidate and for appointment as lead plaintiff. On November 28, 2018, the Court consolidated the Moreno and Lawi cases under the caption In re PolarityTE, Inc. Securities Litigation (the “Consolidated Securities Litigation”), and requested the appointment of the plaintiff in Lawi as the lead plaintiff. On January 16, 2019, the Court granted the motion of Yedid Lawi for appointment as lead plaintiff, and on February 1, 2019, the Court granted the lead plaintiff’s motion for approval of lead counsel and liaison counsel. The Court also ordered that the lead plaintiff file and serve a consolidated complaint no later than 60 days after February 1, 2019. The lead plaintiff filed a consolidated complaint on April 2, 2019, and asserted essentially the same violations of Federal securities laws recited in the original complaints. The Company filed a motion to dismiss the consolidated complaint on June 3, 2019. Plaintiffs’ opposition to the Company’s motion to dismiss was filed on August 2, 2019, and the Company filed a reply to the opposition on September 13, 2019. A hearing on the Company’s motion to dismiss was held on November 19, 2019; no order has been issued to date. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

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

Other Matters

In the ordinary course of business, the Company may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment, regulatory compliance, and other matters. Except as noted above, as of September 30, 2020, the Company was not party to any legal or arbitration proceedings that may have material effects on its financial position or results of operations. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate of the Company is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Commitments

The Company has entered into employment agreements with key executives and adopted a change in control plan that contain severance terms and change of control provisions.

On September 2, 2020, Arches Research, Inc., a subsidiary of PolarityTE, Inc. (“Arches”) entered into two agreements with Co-Diagnostics, Inc. (“Co-Diagnostics”). The COVID-19 Laboratory Services Agreement between the parties provides that Arches will perform specimen testing services for customers referred by Co-Diagnostics to Arches. Co-Diagnostics will arrange all logistics for delivering specimens to Arches for COVID-19 testing for those customers of Co-Diagnostics electing to use the service. Arches bills Co-Diagnostics for the testing services and Co-Diagnostics manages all customer billing. The Rental Agreement for LGC Genomics Oktopure Extraction Machine between Arches and Co-Diagnostics provides that Co-Diagnostics will make available to Arches the Oktopure high throughput extraction machine that Arches will use to perform COVID-19 testing. The term of the agreement is 12 months, requires Arches to use Co-Diagnostics tests exclusively in the machine, and establishes for Arches a minimum monthly purchase obligation, valued at approximately $1.1 million annually for Co-Diagnostics tests and related consumables used in the testing process.

15. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On August 21, 2019, the Company and Dr. Denver Lough, a principal shareholder and former officer and director, signed a settlement terms agreement that provides, in part, that the Company pay to Dr. Lough $1,500,000 in cash on October 1, 2019 and an additional $1,500,000 in cash in equal monthly installments beginning November 1, 2019 and ending April 1, 2021. In addition, the Company agreed to award to Dr. Lough 200,000 restricted stock units that vest in 18 equal monthly installments beginning October 1, 2019. The fair value of the restricted stock units was $0.8 million. The Company expensed the cash portion and equity portion of these awards upon Dr. Lough’s termination. As of September 30, 2020, the Company has recorded a liability of $0.6 million related to future cash payments under the agreement.

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

During 2019, the Company increased the space from 3,275 square feet to 6,232 square feet. In May 2020, the Company reduced the space from 6,232 to 4,554. The Company is using 1,099 square feet, and Cohen LLC is using approximately 3,455 square feet as of September 30, 2020. The monthly lease payment for 4,554 square feet is $22,771. Of this amount $17,277 is charged pro rata to Cohen LLC based on square footage occupied. Additional lease charges for operating expenses and taxes are also charged under the sublease based on the ratio of rent paid by the Company and Cohen LLC to total rent. If the space becomes fully occupied, the Company will reduce the overall annual lease rate for the Cohen LLC space to $58.60 per square foot. The Company recognized sublease income related to this agreement of $52,000 and $69,000 for the three months ended September 30, 2020 and 2019, respectively, and $184,000 and $195,000 for the nine months ended September 30, 2020 and 2019, respectively. The sublease income is included in other income, net in the statements of operations. As of September 30, 2020 and December 31, 2019, there were no amounts due from the related party under this agreement.

16. SEGMENT REPORTING

Reportable segments are presented in a manner consistent with the internal reporting provided to the chief operating decision maker (CODM). In April 2020, the Company designated its Chief Executive Officer (CEO) to be its Chief Operating Decision Maker (CODM) and dissolved the function of the Office of the Chief Executive consisting of the President, Chief Operating Officer, and Chief Financial Officer, which previously acted as its CODM.

The CODM allocates resources to and assesses the performance of each segment using information about its revenue and operating income (loss). These measures are presented in the following tables (in thousands). Asset information by segment is not presented, as this measure is not used by the CODM to assess the segment’s performance.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues by segment:
Regenerative medicine	$1,156	$839	$2,528	$1,640
Contract services	2,181	556	4,008	2,546
Total net revenues	$3,337	$1,395	$6,536	$4,186

Net income (loss) by segment:
Regenerative medicine	$(7,246)	$(22,466)	$(32,516)	$(70,247)
Contract services	165	(517)	(282)	(1,101)
Total net loss	$(7,081)	$(22,983)	$(32,798)	$(71,348)

17. SUBSEQUENT EVENTS

On October 15, 2020, the Borrower applied to the Lender for forgiveness of the PPP loan described under Note 12 in its entirety based on the Borrower’s use of the PPP loan for payroll costs, rent, and utilities. On October 26, 2020, the Borrower was advised that the Lender approved the application and that the Lender was submitting the application to the SBA for a final decision. The SBA may take up to 90 days to make a decision on the Borrower’s forgiveness application. The Company classified the principal balance of the PPP loan within “Current portion of long-term notes payable” and “Long-term notes payable” on the consolidated balance sheet as of September 30, 2020. If the Borrower’s application for forgiveness of the PPP loan is not approved or approved only in part, it will be obligated to repay the unforgiven portion of the loan after the SBA makes its decision on the application for forgiveness.

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

Following informal, voluntary discussions between us and the FDA we were advised by the FDA in April 2020 that its preliminary assessment is that SkinTE does not meet the requirements to be regulated as a 361 HCT/P. Rather, FDA’s view is that SkinTE is a biological product that should be regulated under Section 351 of the Public Health Service Act. We re-evaluated our regulatory approach and determined it is prudent to submit an investigational new drug application (IND), and thereafter a biologics license application (BLA) for SkinTE, and to adjust the focus of our commercial effort for SkinTE based on the following factors:

●	license exclusivity for 12 years that arises under a BLA could enhance the value of SkinTE;
●	clinical testing in the BLA process could accelerate commercial acceptance of SkinTE;
●	the possibility the FDA could restrict our commercial sale of SkinTE in the future; and
●	the contraction of the commercial opportunity for SkinTE in March and April 2020 because healthcare providers were dedicating resources to the care and treatment of COVID-19 patients and the acute and traumatic care needs of the general population and, as a result, were putting a hold on elective procedures in many regions across the country.

In August 2020 we submitted a Type B Pre-IND meeting request to FDA regarding an indication for SkinTE to treat diabetic foot ulcers (DFUs), and we received written responses to our meeting request and questions in October 2020. FDA’s responses included, among other things, feedback and recommendations on SkinTE manufacturing, preclinical studies, and clinical data submitted in the Company’s briefing package, and guidance on additional information for the Company to include in its IND submission. Consistent with published FDA guidance documents, including “Guidance for Industry: Providing Clinical Evidence of Effectiveness for Human Drug and Biological Products,” the Agency stated that for a condition like DFUs, it would generally expect at least two adequate and well-controlled studies to provide substantial evidence of effectiveness and evidence of safety to support a future marketing application. The Agency noted that our ongoing randomized controlled trial (RCT) in DFUs has elements of an adequate and well-controlled study, but stated that it would not accept our ongoing post-marketing RCT in DFUs as one of the two adequate and well-controlled studies to support a future marketing application.

With this FDA feedback we are re-evaluating our development plan for SkinTE. We believe much of the chemistry, manufacturing and controls (CMC) work, as well as non-clinical work, we will do for the DFU indication can be leveraged for multiple indications. Based on our experience with the deployment of SkinTE, we believe SkinTE can be successful in closing complex wounds such as DFU Wagner grade 2 through 4, grade 3 & 4 pressure injuries, and acute wounds. Our present intention is to focus our efforts on these wound types, where we believe there are significant unmet needs, and pursue these indications in our IND submission for approval either in parallel or a tight sequential process.

In the coming months we will pursue the preparation of an IND filing with FDA, which we believe we will be able to file in the second half of 2021. This effort will include, among other things, the completion of CMC and pre-clinical work to satisfy FDA requirements, interaction with FDA on additional indications, trials design, preparation and submission of the IND, and planning for clinical trial enrollment to begin as soon as we have an open IND.

Contract Services Segment

The contract services segment operates a preclinical research and veterinary sciences business through our subsidiary, Ibex Preclinical Research, Inc. We also offer research and laboratory testing services to unrelated third parties on a contract basis through our subsidiary, Arches Research, Inc. (“Arches”).

There was a substantial surge in COVID-19 testing throughout the United States as a result of the COVID-19 pandemic, which began in the spring of 2020. In the course of its operations, Arches maintains equipment and staff capable of performing molecular polymerase chain reaction testing for COVID-19, which made it possible for Arches to begin providing COVID-19 testing services on May 27, 2020. We believe that COVID-19 testing offers an opportunity to use existing resources to generate additional revenue in the contract services segment and thereby help defray our operating expenses. We have pursued this opportunity during the third quarter of 2020 and expect to continue to do so as long as we believe COVD-19 testing services are beneficial to supporting our operations.

Revenue Recognition

In the regenerative medicine products segment, we record product revenues primarily from the sale of our regenerative tissue products. We sell our products to healthcare providers, primarily through direct sales representatives. Product revenues consist of a single performance obligation that we satisfy at a point in time. In general, we recognize product revenue upon delivery to the customer. In the contract services segment, we earn service revenues from the provision of contract research services, which includes delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consist of a single performance obligation that we satisfy over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. Contract services also includes research and laboratory testing services to unrelated third parties on a contract basis. These customer contracts generally consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes revenue upon delivery of testing results to the customer.

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

Results of Operations

Comparison of the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

	For the Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2020	September 30, 2019	Amount	%
	(Unaudited)
Net revenues
Products	$1,156	$839	$317	38%
Services	2,181	556	1,625	292%
Total net revenues	3,337	1,395	1,942	139%
Cost of sales
Products	210	315	(105)	(33)%
Services	1,142	330	812	246%
Total cost of sales	1,352	645	707	110%
Gross profit	1,985	750	1,235	165%

Operating costs and expenses
Research and development	2,698	2,956	(258)	(9)%
General and administrative	6,264	16,044	(9,780)	(61)%
Sales and marketing	1,606	4,988	(3,382)	(68)%
Total operating costs and expenses	10,568	23,988	(13,420)	(56)%
Operating loss	(8,583)	(23,238)	14,655	(63)%
Other income (expense)
Change in fair value of common stock warrant liability	1,503	–	1,503	*
Interest income (expense), net	(58)	27	(85)	(315)%
Other income, net	57	228	(171)	(75)%
Net loss	$(7,081)	$(22,983)	$15,902	(69)%

Net Revenues

For the three-month period ended September 30, 2020, we recorded net revenues of $3.337 million, which represents an increase of $1.942 million or 139% from the $1.395 million of net revenues recorded for the three months ended September 30, 2019. The increase in net revenues was due to an increase in revenue in both our regenerative medicine product segment and the contract services segment.

Regenerative Medicine Product Segment

For the three-month period ended September 30, 2020, net revenues from the regenerative medicine product segment are $1.156 million, which represents an increase of $0.317 million or 38% from the $0.839 million of net revenues recorded for the three months ended September 30, 2019. This change is attributable to an increase of 51% in the number of paid cases from 81 in the third quarter of 2019 to 122 in the third quarter of 2020, and to a lesser extent the higher average revenue per paid case we experienced in the third quarter of 2020. Of SkinTE revenues for the third quarter, $0.639 million, or 55%, of net revenues was generated by two hospital systems, and one of these hospital systems alone was the source of 44% of the net revenues.

As noted above, we plan to submit to FDA an IND and BLA for SkinTE. We are in the process of preparing our IND submission and FDA has not asked us to stop marketing SkinTE pending submission or approval of a BLA. FDA announced in revised final guidance issued in July 2020 that it would generally observe its practice of enforcement discretion established in prior guidance unless there are reported or potential significant safety concerns until May 31, 2021. It is not customary for the FDA to allow wide-spread commercial sales of a product subject to a pending BLA, but we plan to discuss with FDA the possibility of continued marketing of SkinTE as a 361 HCT/P on a limited basis at a future meeting.

At the same time as the regulatory development described above, we were experiencing the effects of the COVID-19 pandemic. Throughout the country, healthcare assets in terms of facilities and providers were dedicated in March, April, and May to the care and treatment of COVID-19 patients while still trying to meet the acute and traumatic care needs of the general population. The substantial rise in COVID-19 cases since the spring of 2020 indicates that the dedication of resources to the treatment of COVID-19 will continue for the immediate future. Consequently, medical care and procedures that are considered “elective” have been put on hold in many regions across the country. We experienced the effect of the COVID-19 pandemic in our commercial operations in March 2020, when there was a drop in paid cases in that month followed by cancellation or postponement of SkinTE procedures scheduled for April 2020. This negative impact was most evident in chronic wounds without amputation risk and we expect this impact to continue in subsequent periods as long as the pandemic continues to surge.

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

Contract Services Segment

For the three-month period ended September 30, 2020, net revenues from the contract services segment are $2.181 million, which represents an increase of $1.625 million or 292% from the $0.556 million of net revenues recorded for the three months ended September 30, 2019. This change is primarily attributable to the revenues generated by the new COVID-19 testing services offered by Arches. COVID-19 testing service contributed $1.751 million to net revenues in the third quarter of 2020 and the remainder was generated by our historical clinical service offerings. Net revenues from our historical clinical service offerings decreased from $0.556 million for the three months ended September 30, 2019 to $0.430 million for the three months ended September 30, 2020.

As noted above we began COVID-19 testing at the end of May 2020. At September 30, 2020, we had testing agreements with 29 nursing homes and three pharmacies in the northeast, controlled by a single company, 29 of which are located in the state of New York. These 32 facilities accounted for $1.651 million, or 94%, of COVID-19 testing revenues in the third quarter ended September 30, 2020, most of which was generated in New York. On May 10, 2020, the Governor of the State of New York issued an order requiring COVID-19 testing of all employees working in nursing homes within the state weekly, which has been renewed on a monthly basis. Previously the New York Governor issued an order, Executive Order 202.10 (the “Executive Order’) that, among other things, suspended the requirement that a laboratory outside New York obtain a clinical laboratory permit from New York State if the laboratory holds a CLIA certificate and is engaged to test for COVID-19 in specimens collected from persons in New York State. The Executive Order had a limited duration until April 22, 2020 but has been extended monthly and now expires December 3, 2020. We have not received any indication from the State of New York that the Executive Order will not be renewed in December 2020. Furthermore, our testing service agreements for the 32 facilities controlled by a single company in the northeast are on a month-to-month basis.

On September 2, 2020, Arches entered into two agreements with Co-Diagnostics, Inc. (“Co-Diagnostics”). The COVID-19 Laboratory Services Agreement between the parties provides that Arches will perform specimen testing services for customers referred by Co-Diagnostics to Arches. Co-Diagnostics will arrange all logistics for delivering specimens to Arches for COVID-19 testing for those customers of Co-Diagnostics electing to use the service. Arches bills Co-Diagnostics for the testing services and Co-Diagnostics manages all customer billing. The Rental Agreement for LGC Genomics Oktopure Extraction Machine between Arches and Co-Diagnostics provides that Co-Diagnostics will make available to Arches the Oktopure high throughput extraction machine that Arches will use to perform COVID-19 testing. The term of the agreement is 12 months, requires Arches to use Co-Diagnostics tests exclusively in the machine, and establishes for Arches a minimum monthly purchase obligation, valued at approximately $1.1 million annually for Co-Diagnostics tests and related consumables used in the testing process.

Gross Profit

Cost of sales for the product segment as a percentage of product revenues was 18% in the third quarter of 2020 compared to 38% for the third quarter of 2019. Built in production capacity results in a lower incremental cost per unit as product sales increase. There was a reduction in staff during 2020 that reduced fixed overhead costs increasing gross profit. Cost of sales for the services segment as a percentage of service revenues was 59% in the third quarter of 2019 compared to 52% for the third quarter of 2020, which we primarily attribute to cost variations in the services provided by our historical clinical service business and by Arches including the new COVID-19 testing in the third quarter of 2020, which was not being performed in 2019. As a result of the changes in net revenues and cost of sales in both segments, the combined effect is that gross profit increased as a percentage higher than net revenues period over period from $0.750 million for the three-month period ended September 30, 2019 to $1.985 million for the three-month period ended September 30, 2020, or an increase in gross profit of 165%.

Research and Development

For the three-month period ended September 30, 2020, we recorded research and development expenses totaling $2.698 million, which represents a decrease of $0.258 million, or 9%, from $2.956 million of research and development expenses for the three months ended September 30, 2019. There was a reduction in staff in research and development that reduced compensation and benefits costs by $0.443 million, which was offset by an increase in the portion of allocated operating costs assigned to research and development.

General and Administrative Expenses

General and administrative expenses totaled $6.264 million for the three-month period ended September 30, 2020, which represents a decrease of $9.780 million as compared to $16.044 million of general and administrative expenses incurred during the three months ended September 30, 2019. The primary drivers for this decrease are a $3.167 million reduction in stock-based compensation expense, due to restricted stock and option forfeitures related to the reductions in force taken during 2020, a $2.888 million decrease in severance expense, a $1.684 million reduction in legal, accounting, and consulting fees, and a $2.414 million reduction in compensation-related expenses in the third quarter of 2020 compared to the third quarter of 2019.

Sales and Marketing

Sales and marketing expenses totaled $1.606 million for the three-month period ended September 30, 2020, which represents a decrease of $3.382 million, as compared to $4.988 million of sales and marketing expenses incurred during the three months ended September 30, 2019. There was a reduction in staff that reduced compensation and benefits costs by $0.807 million and stock-based compensation expense of $0.231 million in the third quarter of 2020 compared to the third quarter of 2019. Furthermore, we recognized a reduction of marketing and consultant spending of $1.452 million and travel expense of $0.232 million, and allocated a lower portion of operating costs to sales and marketing in the third quarter of 2020 compared to the third quarter of 2019. The contract service segment does not have a meaningful sales and marketing component to its business.

Comparison of the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

	For the Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2020	September 30, 2019	Amount	%
	(Unaudited)
Net revenues
Products	$2,528	$1,640	$888	54%
Services	4,008	2,546	1,462	57%
Total net revenues	6,536	4,186	2,350	56%
Cost of sales
Products	825	930	(105)	(11)%
Services	1,925	1,087	838	77%
Total cost of sales	2,750	2,017	733	36%
Gross profit	3,786	2,169	1,617	75%

Operating costs and expenses
Research and development	9,235	13,072	(3,837)	(29)%
General and administrative	22,080	48,299	(26,219)	(54)%
Sales and marketing	7,324	12,922	(5,598)	(43)%
Restructuring and other charges	2,536	–	2,536	*
Total operating costs and expenses	41,175	74,293	(33,118)	(45)%
Operating loss	(37,389)	(72,124)	34,735	(48)%
Other income (expense)
Change in fair value of common stock warrant liability	4,444	–	4,444	*
Interest income, net	(135)	126	(261)	(207)%
Other income, net	282	650	(368)	(57)%
Net loss	$(32,798)	$(71,348)	$38,550	(54)%

Net Revenues

For the nine-month period ended September 30, 2020, we recorded net revenues of $6.536 million, which represents an increase of $2.350 million or 56% from the $4.186 million of net revenues recorded for the nine months ended September 30, 2019.

Regenerative Medicine Product Segment

Net revenues for SkinTE in the nine-month period ended September 30, 2020 increased by 54% over the comparable period in 2019 to $2.528 million for the nine months ended September 30, 2020, compared to $1.640 million for the nine months ended September 30, 2019. This change is attributable to an increase of 74% in the number of paid SkinTE cases from 168 in the first nine months of 2019 to 291 for the first nine months of 2020, and the higher average revenue per paid case we experienced in the second and third quarters of 2020. Of SkinTE revenues for the nine months ended September 30, 2020, $0.836 million, or 33%, of net revenues was generated by one hospital system.

As noted above, we plan to submit to FDA an IND and BLA for SkinTE. We are in the process of preparing our IND submission and FDA has not asked us to stop marketing SkinTE pending submission or approval of a BLA. FDA announced in revised final guidance issued in July 2020 that it would generally observe its practice of enforcement discretion established in prior guidance unless there are reported or potential significant safety concerns until May 31, 2021. It is not customary for the FDA to allow wide-spread commercial sales of a product subject to a pending BLA, but we plan to discuss with FDA the possibility of continued marketing of SkinTE as a 361 HCT/P on a limited basis at a future meeting.

At the same time as the regulatory development described above, we were experiencing the effects of the COVID-19 pandemic. Throughout the country, healthcare assets in terms of facilities and providers were dedicated in March, April, and May to the care and treatment of COVID-19 patients while still trying to meet the acute and traumatic care needs of the general population. The substantial rise in COVID-19 cases since the spring of 2020 indicates that the dedication of resources to the treatment of COVID-19 will continue for the immediate future. Consequently, medical care and procedures that are considered “elective” have been put on hold in many regions across the country. We experienced the effect of the COVID-19 pandemic in our commercial operations in March 2020, when there was a drop in paid cases in that month followed by cancellation or postponement of SkinTE procedures scheduled for April 2020. This negative impact was most evident in chronic wounds without amputation risk and we expect this impact to continue in subsequent periods as long as the pandemic continues to surge.

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

Contract Services Segment

Net revenues for contract services segment in the nine months ended September 30, 2020 are $4.008 million compared to $2.546 million for the nine months ended September 30, 2019, which is an increase of 57% for the first nine months of 2020 over the comparable period in 2019. This change is attributable to net revenues generated by the new COVID-19 testing services offered by Arches. COVID-19 testing service contributed $2.462 million to net revenues for the contract services segment in the first nine months of 2020 and the remainder was generated by our historical clinical service offerings. Net revenues from our historical clinical service offerings decreased from $2.546 million for the nine months ended September 30, 2019 to $1.546 million for the nine months ended September 30, 2020. As noted above we began COVID-19 testing at the end of May 2020. At September 30, 2020, we had testing agreements with 29 nursing homes and three pharmacies in the northeast, controlled by a single company, 29 of which are located in the state of New York. These 32 facilities accounted for accounted for $2.362 million, or 96%, of COVID-19 testing revenues for the nine-month ended September 30, 2020, most of which was generated in New York.

Gross Profit

Cost of sales for the product segment as a percentage of product revenues was 57% in the first nine months of 2019 compared to 33% for the first nine months of 2020. Built in production capacity resulted in a lower incremental cost per unit as product sales increased in 2020. There was also a reduction in staff during 2020 that reduced fixed overhead costs increasing gross profit. Cost of sales for the services segment as a percentage of service revenues was 43% in the first nine months of 2019 compared to 48% for the first nine months of 2020, which we primarily attribute to the higher cost of sales for the COVID-19 testing service in the first nine months of 2020, which was not being performed in 2019. As a result of the changes in net revenues and cost of sales in both segments, the combined effect is that gross profit increased as a percentage higher than net revenues period over period from $2.169 million for the nine-month period ended September 30, 2019 to $3.786 million for the nine-month period ended September 30, 2020, or an increase in gross profit of 75%.

Research and Development

For the nine-month period ended September 30, 2020, we recorded research and development expenses totaling $9.235 million, which represents a decrease of $3.837 million, or 29%, from $13.072 million of research and development expenses for the nine months ended September 30, 2019. There was a reduction in staff in research and development that reduced compensation and benefits costs by $1.427 million and stock-based compensation expense decreased $1.646 million.

General and Administrative Expenses

General and administrative expenses totaled $22.080 million for the nine-month period ended September 30, 2020, which represents a decrease of $26.219 million as compared to $48.299 million of general and administrative expenses incurred during the nine months ended September 30, 2019. The primary driver for this decrease is a $15.876 million reduction in stock-based compensation expense due to restricted stock and option forfeitures in addition to lower stock price and option values in the first nine months of 2020 compared to the first nine months of 2019.In addition, there was a decrease of $2.631 million in legal and consulting expense, a reduction of $2.422 million in compensation and benefit expense, severance expense decreased by $2.386 million, and a reduction in travel expense of $0.848 million in the first nine months of 2020 compared to the first nine months of 2019.

Sales and Marketing

Sales and marketing expenses totaled $7.324 million for the nine-month period ended September 30, 2020, compared to $12.922 million of sales and marketing expenses incurred during the nine months ended September 30, 2019. There was a reduction in staff that reduced compensation and benefit costs by $1.540 million and stock-based compensation expense of $0.447 million for the first nine months of 2020 compared to the same period in 2019. In addition, we recognized a reduction of marketing and consultant spending of $3.169 million and travel expense of $0.843 million, offset by an increase in severance expense of $0.447 million in the first nine months of 2020 compared to the same period in 2019. The contract service segment does not have a meaningful sales and marketing component to its business.

Restructuring and Other Charges

Restructuring and other charges totaled $2.536 million for the nine-month period ended September 30, 2020. There were no restructuring and other charges for the nine-month period ended September 30, 2019. Management approved several actions designed to improve operational efficiency and financial results including a reduction in force taken during the first nine months of 2020 that increased severance expense by $1.007 million. Management also recorded $1.566 million of asset abandonments within the Company’s regenerative medicine business segment during the nine-month period ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2020, our cash and cash equivalents totaled $23.186 million and our working capital was $20.027 million, compared to cash and cash equivalents and short-term investments of $29.240 million and our working capital of $22.428 million at December 31, 2019. Our accumulated deficit at September 30, 2020, was $468.155 million.

On April 12, 2020, our subsidiary PolarityTE MD, Inc. (the “Borrower”) entered into a promissory note evidencing an unsecured loan in the amount of $3,576,145 made to us under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Loan to the Borrower was made through KeyBank, N.A., a national banking association (the “Lender”). The interest rate on the Loan is 1.00%. Beginning seven months from the date of the Loan the Borrower is required to make 24 monthly payments of principal and interest in the amount of $150,563. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Borrower, or filing suit and obtaining judgment against the Borrower. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that the Borrower will obtain forgiveness of the Loan in whole or in part. On October 15, 2020, the Borrower applied to the Lender for forgiveness of the PPP loan described under Note 12 in its entirety based on the Borrower’s use of the PPP loan for payroll costs, rent, and utilities. On October 26, 2020, the Borrower was advised that the Lender approved the application and that the Lender was submitting the application to the SBA for a final decision. The SBA may take up to 90 days to make a decision on the Borrower’s forgiveness application. If the Borrower’s application for forgiveness of the PPP loan is not approved or approved only in part, it will be obligated to repay the unforgiven portion of the loan after the SBA makes its decision on the application for forgiveness.

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

As of the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash and cash equivalents of $23.186 million as of September 30, 2020, will not be sufficient to fund its current business plan including related operating expenses and capital expenditure requirements into the second quarter of 2021. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern as the Company does not believe that its cash and cash equivalents will be sufficient to fund such business plan for at least twelve months from the date of issuance of these interim financial statements. The Company plans to address this condition by raising additional capital to finance its operations. Although the Company has been successful in raising capital in the past, financing may not be available on terms favorable to us, if at all, so there is no assurance that it will be successful in obtaining additional financing. Therefore, it is not considered probable, as defined in applicable accounting standards, that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.

For the foreseeable future we will continue to pursue fundraising opportunities when available. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our product development programs or be unable to continue operations over a longer term. We plan to meet our future capital requirements primarily through issuances of equity securities, debt financing, or strategic partnership arrangements. Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives

Our actual capital requirements will depend on many factors, including the cost and timing of pursuing a biologics license application for SkinTE we intend to file with FDA, the cost and timing of pre-clinical and clinical trials, the cost of establishing and maintaining our facilities in compliance with cGMP regulations, and the cost and timing of advancing our product development initiatives related to SkinTE. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The foregoing factors, along with the other factors described in the section, Item 1A, “Risk Factors” in Part II of this Report on Form 10-Q will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders, and debt financing, if available, may involve restrictive covenants. If we elect to pursue collaborative arrangements, the terms of such arrangements may require us to relinquish rights to certain of our technologies, products, or marketing territories. Our failure to raise additional capital when needed, and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition, and results of operation.

The following table sets forth the primary sources and uses of cash for each period indicated:

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Net cash provided by (used in)
Operating activities	$(32,170)	$(40,650)
Investing activities	17,747	(14,875)
Financing activities	27,391	27,125
Net increase/(decrease) in cash and cash equivalents	$12,968	$(28,400)

Cash used in operating activities

During the nine-month period ended September 30, 2020, net cash used in operating activities was $32.170 million, which included $1.16 million of issuance fees related to the February equity raise. The cash used in operating activities was due to a net loss of $32.798 million plus $4.444 million due to remeasurement of the warrant liability arising from the underwritten offering of common stock and warrants in February 2020, which was offset by the non-cash expenses of $5.963 million for stock-based compensation expense.

During the nine-month period ended September 30, 2019, net cash used in operating activities was $40.650 million, which was due to a net loss of $71.348 million offset primarily by the non-cash expenses of $23.932 million for stock-based compensation expense.

Cash provided by (used in) investing activities

During the nine-month period ended September 30, 2020, net cash provided by investing activities was $17.747 million, which was due primarily to proceeds from the sale and maturities of available for sale securities.

During the nine-month period ended September 30, 2019, net cash used in investing activities was $14.875 million, which was due primarily due to purchases of available for sale securities.

Cash provided by financing activities

During the nine-month period ended September 30, 2020, net cash provided by financing activities was $27.391 million due to proceeds from financing arrangements and net proceeds received from the sale of common stock and warrants.

During the nine-month period ended September 30, 2019, net cash provided by financing activities was $27.125 million primarily due to proceeds received from the sale of common stock.

Critical Accounting Policies and Estimates

For a description of our significant accounting policies, see note 3 to our condensed consolidated financial statements.

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

Stock-Based Compensation

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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

●	the timing or success of obtaining regulatory licenses or approvals for marketing our products;
●	the initiation, timing, progress, and results of our research and development programs;
●	the initiation, timing, progress, and results of our pre-clinical or clinical trials;
●	the timing for the healthcare industry to resume performing elective procedures that may impact the timing and cost of clinical trials;
●	the impact of new accounting pronouncements;
●	size and growth of our target markets;
●	sufficiency of our working capital to fund our operations over the next 12 months;
●	infrastructure required to support operations in future periods, including the expected costs thereof;
●	estimates associated with revenue recognition, asset impairments, and cash flows;
●	variance in our estimates of future operating costs;

●	future vesting and forfeitures of compensatory equity awards;
●	the effectiveness of our disclosure controls and our internal control over financial reporting; and
●	our plans to remediate material weaknesses in our internal control over financial reporting.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	the ability to comply with regulations applicable to the manufacture, marketing, sale and distribution of our products;
●	the ability to gain adoption by healthcare providers of our products for patient care;
●	the ability to manufacture product to meet demand;
●	the acceptance and level of reimbursement to healthcare providers for application of our products by public and private payors;
●	the scope of protection we can establish and maintain for intellectual property rights covering our product candidates and technology;
●	developments relating to our competitors and industry;
●	the development of new therapies or new discoveries that render our products obsolete;
●	outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	decisions made by healthcare providers regarding elective procedures and use of facilities and resources when there is a major outbreak of life-threatening infectious disease, such as COVID-19;
●	the ability to pursue sales activity in the healthcare industry when there is a major outbreak of life-threatening infectious disease, such as COVID-19;
●	the ability to manufacture and deliver our products if employees are quarantined due to the impact of the COVID-19;
●	the ability to find and retain skilled personnel;
●	the need for, and ability to obtain, additional financing in the future;
●	general economic conditions;
●	inaccuracies in estimates of our expenses, future revenues, and capital requirements;
●	future accounting pronouncements;
●	unauthorized access to confidential information and data on our information technology systems and security and data breaches; and
●	factors described under “Risk Factors” in our 2019 Annual Report on Form 10-K and under Item 1A of this Quarterly Report on Form 10-Q.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2020.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, which could materially affect our business, financial position, or future results of operations. The risks described in that Annual Report and Quarterly Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factor set forth below updates, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.

Risks Related to Our Business

Changes in our relationships with any of our significant customers, including the loss or reduction in business from one or more of them, could have a material adverse effect on us.

Since the beginning of 2020 several factors have contributed to the concentration of net revenues among several customers in both the regenerative medicine product segment and the contract services segment.

Due to the shift in our regulatory approach with FDA we determined it was prudent to focus our commercialization effort on the territories where we have current and repeat users of SkinTE and reduce the number of employees performing sales and marketing functions. For the three months ended September 30, 2020, 55%, of net revenues from the regenerative medicine product segment was generated by two hospital systems, one of which was the source of 44% of the net revenues, and for the nine months ended September 30, 2020, 33% of net revenues was generated by one hospital system, which is the same system that was the major contributor in the three-month period ended September 30, 2020.

At September 30, 2020, we had testing agreements with 29 nursing homes and three pharmacies in the northeast, controlled by a single company, 29 of which are located in the state of New York. These 32 facilities accounted for 94% of COVID-19 testing revenues in the third quarter ended September 30, 2020, and 96% of COVID-19 testing revenues for the nine-month period then ended, most of which was generated in New York. Accordingly, most of this business is dependent on monthly renewal by the state of New York of an order suspending the regulatory requirement that a laboratory outside New York obtain a clinical laboratory permit before providing laboratory testing services in the state, New York State regulations mandating testing for nursing home employees, and our ability to compete with other laboratories that may offer similar services in the state of New York.

There is no agreement or arrangement that prevents our significant customers from reducing or ending purchases of our product or services at any time. Purchases in the regenerative medicine product segment by significant customers depends on the demand for SkinTE for patient care, which is not predictable, and our ability to continue offer SkinTE while our BLA is pending. Our COVID-19 testing business in New York facilities is dependent on New York State orders and regulations, which are subject to change at any time, and our ability to compete for the business on the basis of price and service. If the demand by one or more of our significant customers for our product or services significantly decreased or all or a portion of our business dealings or relationships with one or more significant customers were to terminate or be canceled, it could materially adversely affect us and our ability to defray operating expenses with net revenues generated by those customers, thereby increasing our need and dependence on financing activities to fund operations.

Item 6. Exhibits

Except as otherwise noted, the following exhibits are included in this filing:

10.1	COVID-19 Laboratory Services Agreement between Arches Research, Inc., and Co-Diagnostics, Inc., dated September 2, 2020 (service pricing information is redacted from the exhibit)
10.2	Rental Agreement for LGC Genomics Oktopure Extraction Machine between Arches Research, Inc., and Co-Diagnostics, Inc., dated September 2, 2020 (product pricing information is redacted from the exhibit)
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to Rule 13a-14(b) and Section 1350, Chapter 63 of Title 18, United States Code
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

Date: November 9, 2020	/s/ David Seaburg
David Seaburg
Chief Executive Officer
Duly Authorized Officer

Date: November 9, 2020	/s/ Jacob Patterson
Jacob Patterson
Interim Chief Financial Officer
Chief Accounting Officer

