Form 10-Q
period 2021-03-31
POLARITYTE, INC.
filed 2021-05-13
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐ No ☒

As of May 10, 2021, there were 80,633,096 shares of the Registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$37,237	$25,522
Accounts receivable, net	4,320	3,819
Inventory	373	883
Prepaid expenses and other current assets	2,631	992
Total current assets	44,561	31,216
Property and equipment, net	9,414	10,550
Operating lease right-of-use assets	2,087	2,452
Intangible assets, net	495	542
Goodwill	278	278
Other assets	227	472
TOTAL ASSETS	$57,062	$45,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,295	$4,148
Other current liabilities	3,039	2,106
Current portion of long-term notes payable	2,508	2,059
Deferred revenue	207	168
Total current liabilities	10,049	8,481
Common stock warrant liability	15,866	5,975
Operating lease liabilities	1,142	1,476
Other long-term liabilities	596	723
Long-term notes payable	1,068	1,517
Total liabilities	28,721	18,172

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock - 25,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	–	–
Common stock – $.001 par value; 250,000,000 shares authorized; 80,316,309 and 54,857,099 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	80	55
Additional paid-in capital	523,882	505,494
Accumulated deficit	(495,621)	(478,211)
Total stockholders’ equity	28,341	27,338
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,062	$45,510

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Net revenues
Products	$1,729	$428
Services	2,980	505
Total net revenues	4,709	933
Cost of sales
Products	241	340
Services	1,924	176
Total cost of sales	2,165	516
Gross profit	2,544	417
Operating costs and expenses
Research and development	2,431	3,373
General and administrative	6,371	10,605
Sales and marketing	1,526	3,694
Restructuring and other charges	425	452
Total operating costs and expenses	10,753	18,124
Operating loss	(8,209)	(17,707)
Other income (expenses)
Change in fair value of common stock warrant liability	(4,027)	4,532
Inducement loss on sale of liability classified warrants	(5,197)	–
Interest expense, net	(38)	(12)
Other income, net	61	147
Net loss	$(17,410)	$(13,040)

Net loss per share attributable to common stockholders
Basic	$(0.23)	$(0.39)
Diluted	$(0.24)	$(0.39)
Weighted average shares outstanding
Basic	76,158,275	33,019,994
Diluted	76,396,078	33,019,994

The accompanying notes are an integral part of these condensed consolidated financial statements

4

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(17,410)	$(13,040)
Other comprehensive income/(loss):
Unrealized gain on available-for-sale securities	–	4
Reclassification of realized gains included in net loss	–	(73)
Comprehensive loss	$(17,410)	$(13,109)

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2020	54,857,099	$55	$505,494	$–	$(478,211)	$27,338
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs of $114	6,670,000	7	1,248	–	–	1,255
Issuance of common stock upon exercise of warrants	10,713,543	10	6,661	–	–	6,671
Reclassification of warrant liability upon exercise	–	–	8,964	–	–	8,964
Issuance of common stock upon exercise of pre-funded warrants	7,658,953	8	–	–	–	8
Stock-based compensation expense	–	–	1,651	–	–	1,651
Stock option exercises	2,500	–	3		–	3
Vesting of restricted stock units	565,427	–	–	–	–	–
Shares withheld for tax withholding	(116,593)	–	(139)	–	–	(139)
Forfeiture of restricted stock awards	(34,620)	–	–	–	–	–
Net loss	–	–	–	–	(17,410)	(17,410)
Balance – March 31, 2021	80,316,309	$80	$523,882	$–	$(495,621)	$28,341

	For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Equity
Balance – December 31, 2019	27,374,653	$27	$474,174	$72	$(435,357)	$38,916
Issuance of common stock, net of issuance costs of $1,319	10,854,710	11	12,588	–	–	12,599
Stock-based compensation expense	–	–	3,221	–	–	3,221
Stock option exercises	10,000	–	31	–	–	31
Vesting of restricted stock units	158,513	–	–	–	–	–
Shares withheld for tax withholding	(4,587)	–	(5)	–	–	(5)
Other comprehensive loss	–	–	–	(69)	–	(69)
Net loss	–	–	–	–	(13,040)	(13,040)
Balance – March 31, 2020	38,393,289	$38	$490,009	$3	$(448,397)	$41,653

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,410)	$(13,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,651	3,221
Depreciation and amortization	701	752
Amortization of intangible assets	47	48
Amortization of debt discount	–	8
Bad debt expense	97	–
Change in inventory reserve	391	–
Change in fair value of common stock warrant liability	4,027	(4,532)
Inducement loss on sale of liability classified warrants	5,197	–
Loss on restructuring and other charges	425	–
Loss on sale of property and equipment	7	–
Other non-cash adjustments	–	(16)
Changes in operating assets and liabilities:
Accounts receivable	(598)	545
Inventory	119	19
Prepaid expenses and other current assets	(1,639)	(1,543)
Operating lease right-of-use assets	328	448
Other assets	245	4
Accounts payable and accrued expenses	138	818
Other current liabilities	(15)	(61)
Deferred revenue	39	(75)
Operating lease liabilities	(360)	(450)
Net cash used in operating activities	(6,610)	(13,854)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12)	(999)
Proceeds from sale of property and equipment	10	–
Purchase of available-for-sale securities	–	(14,144)
Proceeds from maturities of available-for-sale securities	–	15,945
Proceeds from sale of available-for-sale securities	–	16,171
Net cash (used in) provided by investing activities	(2)	16,973
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term note payable and financing arrangements	1,028	1,053
Principal payments on term note payable and financing arrangements	(9)	(55)
Principal payments on financing leases	(135)	(123)
Net proceeds from the sale of common stock and warrants	–	24,276
Net proceeds from the sale of common stock, warrants and pre-funded warrants	9,884	–
Proceeds from the sale of new warrants	1,002	–
Proceeds from warrants exercised	6,671	–
Proceeds from pre-funded warrants exercised	8	–
Cash paid for tax withholdings related to net share settlement	(125)	(2)
Proceeds from stock options exercised	3	31
Net cash provided by financing activities	18,327	25,180
Net increase in cash and cash equivalents	11,715	28,299
Cash and cash equivalents - beginning of period	25,522	10,218
Cash and cash equivalents - end of period	$37,237	$38,517

Supplemental cash flow information:
Cash paid for interest	$31	$46

Supplemental schedule of non-cash investing and financing activities:
Unpaid liability for acquisition of property and equipment	$–	$137
Fair value of placement agent warrants issued in connection with offering	$838	$–
Reclassification of warrant liability to stockholders’ equity upon exercise of warrant	$8,964	$–
Accrued offering costs	$500	$–
Allocation of proceeds to warrant liability	$8,629	$11,677

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

PolarityTE, Inc. (together with its subsidiaries, the “Company”) is a biotechnology company developing regenerative tissue products and biomaterials. The Company also operates a laboratory testing and clinical research business using equipment, personnel, and facilities it acquired to advance the development of regenerative tissue products.

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 filed with the Securities and Exchange Commission on Form 10-K on March 30, 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements is the extent of progress toward completion of contracts, stock-based compensation, the valuation of common stock warrant liabilities, and the impairment of property and equipment. Actual results could differ from those estimates.

Reclassifications. Certain reclassifications of amounts previously reported have been made to the accompanying consolidated statement of operations to maintain consistency and comparability between periods presented. Restructuring and other charges of $0.5 million were reclassified from general and administrative, research and development, and sales and marketing expenses for the three-month period ended March 31, 2020 on the condensed consolidated statement of operations. These reclassifications had no impact on previously reported operating loss or net loss within the consolidated results of operations.

Cash and cash equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. As of March 31, 2021, the Company did not hold any cash equivalents.

Inventory. Inventory comprises raw materials, which are valued at the lower of cost or net realizable value, on a first-in, first-out basis. The Company evaluates the carrying value of its inventory on a regular basis, taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand to record an inventory reserve. An inventory reserve of $0.4 million was recorded as of March 31, 2021. There was no inventory reserve recorded as of December 31, 2020.

Leases. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Finance leases are reported in the condensed consolidated balance sheet in property and equipment and other current and long-term liabilities. The current portion of operating lease obligations are included in other current liabilities. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the term of the lease and interest expense associated with its finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

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

In the contract services segment, the Company records service revenues from the sale of its preclinical research services, which includes delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consist of a single performance obligation that the Company satisfies over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides an appropriate measure of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This requires the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue are recognized based on payment timing and work completed. Generally, a portion of the payment is due upfront and the remainder upon completion of the contract, with most contracts completing in less than a year. Contract services include research and laboratory testing services to unrelated third parties on a contract basis. These customer contracts generally consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes revenue upon delivery of testing results to the customer. As of March 31, 2021 and December 31, 2020, the Company had unbilled receivables of $0.4 million and $0.2 million, respectively, and deferred revenue of $0.2 million as of each period. The unbilled receivables balance is included in consolidated accounts receivable. Revenue of $0.2 million was recognized during the three months ended March 31, 2021 that was included in the deferred revenue balance as of December 31, 2020.

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

Common Stock Warrant Liability. The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Under certain change of control provisions, some warrants issued by the Company could require cash settlement which necessitates such warrants to be recorded as liabilities. Warrants classified as liabilities are remeasured each period until settled or until classified as equity.

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

The fair value of options issued is estimated at the date of grant using a Black-Scholes option-pricing model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of the grant commensurate with the expected term of the option. The volatility factor is determined based on the Company’s historical stock prices. Forfeitures are recognized as they occur.

The fair value of restricted stock grants is measured based on the fair market value of the Company’s common stock on the date of grant and amortized to compensation expense over the vesting period of, generally, six months to three years.

Net Loss Per Share. Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Gains on warrant liabilities are only considered dilutive when the average market price of the common stock during the period exceeds the exercise price of the warrants. All common stock warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing EPS, these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the year ended December 31, 2020, as results of operations were a loss for the period and the warrant holders are not required to absorb losses. The Company has issued pre-funded warrants from time to time at an exercise price of $0.001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date.

Impairment of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows.

Goodwill. Under accounting guidelines, goodwill is not amortized, but must be tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying amount. The Company reviews goodwill for impairment annually and whenever events or changes indicate that the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of significant assets or products. Application of these impairment tests requires significant judgment. There were no goodwill impairments recorded during the three months ended March 31, 2021 and 2020.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Those instruments that do not have a separately recognized embedded conversion feature will no longer recognize a debt issuance discount related to such a conversion feature and would recognize less interest expense on a periodic basis. It also removes from ASC 815-40-25-10 certain conditions for equity classification and amends certain guidance in ASC Topic 260 on the computation of EPS for convertible instruments and contracts in an entity’s own equity. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. As a smaller reporting company, the Company is required to adopt this ASU for the fiscal year beginning January 1, 2024, with early adoption permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact and timing of adoption of this ASU.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”). ASU 2021-04 updates current accounting guidance for modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after modification or exchange as an exchange of the original instrument for a new instrument. The ASU specifies that the effects of modifications or exchanges of freestanding equity-classified written call options that remain equity after modification or exchange should be recognized depending on the substance of the transaction, whether it be a financing transaction to raise equity (topic 340), to raise or modify debt (topic 470 and 835), or other modifications or exchanges. If the modification or exchange does not fall under topics 340, 470, or 835, an entity may be required to account for the effects of such modifications or exchanges as dividends which should adjust net income (or loss) in the basic EPS calculation. The Company is required to apply the amendments within this ASU prospectively to modifications or exchanges occurring on or after the effective date of the amendment. The Company plans to adopt this ASU on January 1, 2022 and is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the current guidance, and improving the consistent application of and simplification of other areas of the guidance. The Company adopted this standard prospectively on January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. LIQUIDITY

The Company has experienced recurring losses and cash outflows from operating activities. As of March 31, 2021, the Company had an accumulated deficit of $495.6 million. As of March 31, 2021, the Company had cash and cash equivalents of $37.2 million. The Company has been funded historically through sales of equity and debt.

On January 14, 2021, the Company completed a registered direct offering of 6,670,000 shares of its common stock, par value $0.001 per share, pre-funded warrants to purchase up to 2,420,910 shares of common stock and accompanying common warrants to purchase up to 9,090,910 shares of common stock. Each share of common stock and pre-funded warrant were sold together with a common warrant. The combined offering price of each common share and accompanying common warrant was $1.100 and for each pre-funded warrant and accompanying common warrant was $1.099. The pre-funded warrants had an exercise price of $0.001 each and were exercised in full in January 2021. Each common warrant is exercisable for one share of the Company’s common stock at an exercise price of $1.20 per share. The warrants are immediately exercisable and will expire five years from the date of issuance. The holder of the warrants may not exercise any portion of the warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent for the registered direct offering, warrants to purchase up to 6.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 545,455 shares of common stock). The placement agent warrants have substantially the same terms as the common warrants, except that the placement agent warrants have an exercise price equal to 125% of the purchase price per share (or $1.375 per share). The Company received net proceeds of $9.2 million in connection with the offering, after deducting placement agent fees and related offering expenses.

On January 22, 2021, the Company entered into a letter agreement with the holder of warrants to purchase 10,688,043 shares of common stock at an exercise price of $0.624 per share that were issued to the holder in the registered direct offering that closed on December 23, 2020. Under the letter agreement the holder agreed to exercise the 10,688,043 warrants in full and the Company agreed to issue and sell to the holder new common warrants to purchase up to 8,016,033 shares of the Company’s common stock, par value $0.001 per share, at a price of $0.125. Each new warrant is exercisable for one share of common stock at an exercise price of $1.20 per share. The new warrants are immediately exercisable and will expire five years from the date of issuance. The holder of the warrants may not exercise any portion of the warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent for the registered direct offering in December 2020, warrants to purchase 6.0% of the aggregate number of new warrants issued under the letter agreement (or warrants to purchase up to 480,962 shares of common stock). The placement agent warrants have substantially the same terms as the new warrants. The Company received net proceeds of $6.7 million from the exercise of the existing warrants and $0.9 million from the sale of the newly issued warrants, after deducting placement agent fees and related offering expenses. The offering closed on January 25, 2021.

The Company believes that its existing cash and cash equivalents will be adequate to satisfy its capital and operating needs for at least the next 12 months from the date of filing. The Company will continue to pursue fundraising opportunities when available, but such financing may not be available in the future on favorable terms, if at all. If adequate financing is not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its product development programs, or be unable to continue operations over a longer term. The Company plans to meet its capital requirements primarily through issuances of equity securities, debt financing, or strategic partnership arrangements. Failure to raise additional capital would adversely affect the Company’s ability to fully achieve its intended business objectives.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liability	$–	$–	$15,866	$15,866
Total	$–	$–	$15,866	$15,866

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liability	$–	$–	$5,975	$5,975
Total	$–	$–	$5,975	$5,975

The following table presents the change in fair value of the liability classified common stock warrants for the three months ended March 31, 2021 (in thousands):

	Fair Value at December 31, 2020	Initial Fair Value at Issuance	(Gain) Loss Upon Change in Fair Value	Liability Reduction Due to Exercises	Fair Value on March 31, 2021
Warrant liabilities
February 14, 2020 issuance	$328	$–	$217	$–	$545
December 23, 2020 issuance	5,647	–	3,861	(8,964)	544
January 14, 2021 issuance	–	8,629	(797)	–	7,832
January 25, 2021 issuance	–	6,199	746	–	6,945
Inducement loss on initial fair value (1)	–	–	5,197	–	–
Total	$5,975	$14,828	$9,224	$(8,964)	$15,866

(1)	Concurrent with the issuance of the January 25, 2021 warrants, upon the exercise of the December 23, 2020 warrants, an inducement loss of $5.2 million was recorded as the fair value of the initial warrant liability for the new warrants of $6.2 million exceeded the gross proceeds received upon sale of the new warrants of approximately $1.0 million.

The following table presents the change in fair value of the liability classified common stock warrants for the three months ended March 31, 2020 (in thousands):

	Fair Value at December 31, 2019	Initial Fair Value at Issuance	(Gain) Loss Upon Change in Fair Value	Liability Reduction Due to Exercises	Fair Value on March 31, 2020
Warrant liabilities
February 14, 2020 issuance	$–	$11,677	$(4,532)	$–	$7,145

The Company uses the Monte Carlo simulation model to determine the fair value of the liability classified warrants. Input assumptions used to measure the fair value of these freestanding instruments during the three months ended March 31, 2021 are as follows:

For the Three Months ended March 31, 2021
Stock price	$1.02–1.21
Exercise price	$0.10 –1.38
Risk-free rate	0.42 –1.13%
Volatility	99.0 –102.7%
Remaining term (years)	4.73 –5.87

Input assumptions used to measure the fair value of these freestanding instruments during the three months ended March 31, 2020 are as follows:

For the Three Months ended March 31, 2020
Stock price	$1.08 – 1.69
Exercise price	$2.80
Risk-free rate	0.54 – 1.51%
Volatility	93.4 – 94.2%
Remaining term (years)	6.87 – 6.99

5. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	March 31, 2021	December 31, 2020
Machinery and equipment	$11,604	$12,232
Land and buildings	2,000	2,000
Computers and software	1,207	1,240
Leasehold improvements	2,107	2,107
Construction in progress	–	87
Furniture and equipment	148	148
Total property and equipment, gross	17,066	17,814
Accumulated depreciation and amortization	(7,652)	(7,264)
Total property and equipment, net	$9,414	$10,550

The Company sold SkinTE under Section 361 of the Public Health Service Act in 2020 and into 2021 and, after the Company’s decision to file an investigational new drug application (IND) under Section 351 of that Act, under an enforcement discretion position stated by the FDA in a regenerative medicine policy framework to help facilitate regenerative medicine therapies. On or about April 21, 2021, the FDA announced that enforcement discretion will not be extended beyond May 31, 2021. As a result of this development and the Company’s plan to file its IND in the second half of 2021, the Company has decided it will terminate commercial sales of SkinTE on May 31, 2021, and wind down its SkinTE commercial operation. Approximately $3.0 million of total property and equipment is related to commercial SkinTE operations, of which, the Company has determined approximately $2.5 million can be repurposed primarily as research and development equipment. The Company evaluated the future use of its commercial property and equipment and recorded an impairment charge of approximately $0.4 million during the first quarter of 2021. The impairment charges occurred within the Company’s regenerative medicine business segment and are included in restructuring and other charges within the accompanying consolidated statement of operations for the three months ended March 31, 2021. Certain production assets will remain in use until commercial operations have officially ceased. Accordingly, the lives of such production assets were reduced and will be depreciated over their remaining estimated economic useful lives.

Depreciation and amortization expense for property and equipment, including assets acquired under financing leases was as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
General and administrative expense	$304	$392
Research and development expense	397	360
Total depreciation and amortization expense	$701	$752

6. LEASES

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

In April 2019, the Company entered into an operating lease to obtain 6,307 square feet of manufacturing, laboratory, and office space. The lease expires April 2024 and requires monthly lease payments subject to annual increases. During the third quarter of 2020, the Company initiated a business analysis to determine the long-term strategy of the remote facility and cost to remain operational. During the fourth quarter of fiscal year 2020, it was determined that the Company would cease operations and vacate the facility. As a result, the Company determined that the approved plan to vacate the lease represented a triggering event requiring the long-lived assets attributable to the disposal group be assessed for impairment. Given the facts and circumstances, the Company determined that the carrying value of the related assets of the disposal group were not recoverable. As a result, the carrying values were reduced to $0 as of December 31, 2020.

Financing Leases

In November 2018 and April 2019, the Company entered into financing leases primarily for laboratory equipment used in research and development activities. The financing leases have remaining terms that range from 12 to 37 months as of March 31, 2021 and include options to purchase equipment at the end of the lease. Because the rate implicit in the lease is not readily determinable, the Company has used an incremental borrowing rate of approximately 10% to determine the present value of the lease payments for these leases.

As of March 31, 2021, the maturities of operating and finance lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2021 (excluding the three months ended March 31, 2021)	$1,231	$491
2022	1,345	405
2023	132	336
2024	87	42
Total lease payments	2,795	1,274
Less:
Imputed interest	(231)	(143)
Total	$2,564	$1,131

Supplemental balance sheet information related to leases was as follows (in thousands):

Finance leases

	March 31, 2021	December 31, 2020
Finance lease right-of-use assets included within property and equipment, net	$1,135	$1,301

Current finance lease liabilities included within other current liabilities	$544	$556
Non-current finance lease liabilities included within other long-term liabilities	587	711
Total finance lease liabilities	$1,131	$1,267

Operating leases

	March 31, 2021	December 31, 2020
Current operating lease liabilities included within other current liabilities	$1,422	$1,485
Operating lease liabilities – non current	1,142	1,476
Total operating lease liabilities	$2,564	$2,961

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Operating lease costs included within operating costs and expenses	$394	$556
Finance lease costs:
Amortization of right-of-use assets	$165	$175
Interest on lease liabilities	30	43
Total	$195	$218

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows from operating leases	$426	$558
Operating cash out flows from finance leases	$30	$43
Financing cash out flows from finance leases	$135	$123
Lease liabilities arising from obtaining right-of-use assets:
Remeasurement of operating lease liability due to lease modification	$37	$–

As of March 31, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 1.9 and 2.1 years, respectively, and the weighted average discount rate used for operating leases was 9.81% and 9.75%, respectively. As of March 31, 2021 and December 31, 2020, the weighted average remaining lease term for finance leases was 2.4 and 2.6 years, respectively, and the weighted average discount rate used for finance leases was 9.78% for both periods.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable	$339	$1,193
Salaries and other compensation	1,519	1,129
Legal and accounting	377	241
Accrued severance	83	330
Benefit plan accrual	700	659
Accrued offering costs	500	–
Other	777	596
Total accounts payable and accrued expenses	$4,295	$4,148

Accrued severance as of March 31, 2021 and December 31, 2020 consists of accrued compensation owed to Dr. Denver Lough, a former officer and director, under a settlement terms agreement dated August 21, 2019 (Note 14).

8. OTHER CURRENT LIABILITIES

The following table presents the major components of other current liabilities (in thousands):

	March 31, 2021	December 31, 2020
Current finance lease liabilities	$544	$556
Current operating lease liabilities	1,422	1,485
Short-term financing arrangement	1,048	20
Other	25	45
Total other current liabilities	$3,039	$2,106

The short-term financing balance is related to a financing arrangement entered into during the three months ended March 31, 2021 to fund an insurance contract. Under the financing arrangement, the amounts will be repaid in nine equal monthly installments, with an interest rate of 3.85%.

9. STOCK-BASED COMPENSATION

2020, 2019 and 2017 Equity Incentive Plans

2020 Plan

On October 25, 2019, the Company’s Board of Directors (the “Board”) approved the Company’s 2020 Stock Option and Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on December 19, 2019, the date approved by the stockholders. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock awards, dividend equivalent rights, and cash-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2020 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 7,191,917 shares of common stock are issuable pursuant to awards under the 2020 Plan. No grants of awards may be made under the 2020 Plan after the later of December 19, 2029, or the tenth anniversary of the latest material amendment of the 2020 Plan and no grants of incentive stock options may be made after October 25, 2029. The 2020 Plan provides that effective on January 1 of each year the number of shares of common stock reserved and available for issuance under the 2020 Plan shall be cumulatively increased by the lesser of 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the 2020 plan administrator. As of March 31, 2021, the Company had 3,583,950 shares available for future issuances under the 2020 Plan.

2019 Plan

On October 5, 2018, the Company’s Board approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 3,000,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of March 31, 2021, the Company had 392,999 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants. The Compensation Committee of the Board will administer the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 7,300,000 shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of March 31, 2021, the Company had 311,863 shares available for future issuances under the 2017 Plan.

A summary of the Company’s employee and non-employee stock option activity for the three months ended March 31, 2021 is presented below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding – December 31, 2020	4,794,567	$10.03
Granted	1,352,058	$1.30
Exercised (1)	(2,500)	$1.10
Forfeited	(62,415)	$6.26
Outstanding – March 31, 2021	6,081,710	$8.13
Options exercisable, March 31, 2021	4,030,490	$11.27

(1)	The number of exercised options includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

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

Restricted Stock

A summary of the Company’s employee and non-employee restricted-stock activity is presented below:

Number of Shares
Unvested - December 31, 2020	3,468,969
Granted	498,628
Vested (1)	(740,657)
Forfeited	(165,870)
Unvested – March 31, 2021	3,061,070

(1)	The number of vested restricted stock units and awards includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Stock-Based Compensation Expense

The stock-based compensation expense related to stock options, restricted stock awards, and the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
General and administrative expense	$1,229	$3,076
Research and development expense	323	(36)
Sales and marketing expense	99	181
Total stock-based compensation expense	$1,651	$3,221

10. SALE OF COMMON STOCK, WARRANTS AND PRE-FUNDED WARRANTS

On January 14, 2021, the Company completed a registered direct offering of 6,670,000 shares of its common stock, par value $0.001 per share, pre-funded warrants to purchase up to 2,420,910 shares of common stock and accompanying common warrants to purchase up to 9,090,910 shares of common stock. Each share of common stock and pre-funded warrant was sold together with a warrant. The combined offering price of each common stock share and accompanying warrant was $1.10 and for each pre-funded warrant and accompanying warrant was $1.099. The pre-funded warrants had an exercise price of $0.001 each and were exercised in full in January 2021. Each warrant is exercisable for one share of the Company’s common stock at an exercise price of $1.20 per share. The warrants are immediately exercisable and will expire five years form the date of issuance. The holder of the warrants may not exercise any portion of the warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent warrants to purchase 6.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 545,455 shares of common stock). The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125% of the purchase price per share (or $1.375 per share). The net proceeds to the Company from the offering were $9.2 million, after direct offering expenses of $0.8 million payable by the Company.

As the common stock warrants and placement agent common stock warrants could each require cash settlement in certain scenarios, the common stock warrants and placement agent common stock warrants were classified as liabilities upon issuance and were initially recorded at estimated fair values of $8.1 million and $0.5 million, respectively. Since the pre-funded warrants did not contain the same cash settlement provision, these warrants were classified as a component of stockholders’ equity within additional paid-in-capital. The pre-funded warrants were equity classified because they met characteristics of the equity classification criteria. The total proceeds from the offering were first allocated to the liability classified warrants, based on their estimated fair values, with the residual $1.4 million allocated to the common stock and pre-funded common stock warrants in equity. Issuance costs allocated to the equity classified pre-funded common stock warrants and common stock of $0.1 million were recorded as a reduction to additional paid-in capital. Issuance costs allocated to the liability classified warrants of $0.7 million were recorded as an expense. The Company measured the fair value of the accompanying common warrants and placement agent warrants using the Monte Carlo simulation model at issuance and again at March 31, 2021 using the following inputs:

Accompanying common warrants:

	January 14, 2021	March 31, 2021
Stock price	$1.21	$1.11
Exercise price	$1.20	$1.20
Risk-free rate	0.49%	0.86%
Volatility	100.1%	102.4%
Remaining term (years)	5.0	4.8

Placement agent warrants:

	January 14, 2021	March 31, 2021
Stock price	$1.21	$1.11
Exercise price	$1.38	$1.38
Risk-free rate	0.49%	0.86%
Volatility	99.3%	102.4%
Remaining term (years)	5.0	4.8

On January 22, 2021, the Company entered into a letter agreement with the holder of warrants to purchase 10,688,043 shares of common stock at an exercise price of $0.624 per share that were issued to the holder in the registered direct offering that closed on December 23, 2020. Under the letter agreement the holder agreed to exercise the 10,688,043 warrants in full and the Company agreed to issue and sell to the holder common warrants to purchase up to 8,016,033 shares of the Company’s common stock, par value $0.001 per share, at a price of $0.125. Each warrant is exercisable for one share of Common Stock at an exercise price of $1.20 per share. The warrants are immediately exercisable and will expire five years from the date of issuance. A holder may not exercise any portion of the warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent, warrants to purchase 6.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 480,962 shares of common stock). The placement agent warrants have substantially the same terms as the new warrants. The 10,688,043 warrants issued on December 23, 2020 were exercised on January 22, 2021 and closing of the offering occurred on January 25, 2021. The Company received gross proceeds of approximately $6.7 million from the exercise of the existing warrants and gross proceeds of approximately $1.0 million from the sale of the new warrants.

Immediately prior to the exercise of the existing 10,688,043 liability classified common stock warrants, a remeasurement loss of $3.6 million was recorded. The Company measured the fair value of the common stock warrants using the Monte Carlo simulation model on January 22, 2021 using the following inputs:

January 22, 2021
Stock price	$1.05
Exercise price	$0.624
Risk-free rate	0.43%
Volatility	99.4%
Remaining term (years)	4.92

As the new common stock warrants and placement agent common stock warrants could each require cash settlement in certain scenarios, the new common stock warrants and placement agent common stock warrants were classified as liabilities upon issuance and were initially recorded at estimated fair values of $5.8 million and $0.4 million, respectively. Cash issuance costs of $0.1 million were recorded as an expense. The Company measured the fair value of the accompanying common stock warrants and placement agent common stock warrants using the Monte Carlo simulation model at issuance and again at March 31, 2021 using the following inputs:

Accompanying new common stock warrants:

	January 25, 2021	March 31, 2021
Stock price	$1.02	$1.11
Exercise price	$1.20	$1.20
Risk-free rate	0.42%	0.87%
Volatility	99.0%	102.4%
Remaining term (years)	5.0	4.8

Placement agent warrants:

	January 22, 2021	March 31, 2021
Stock price	$1.05	$1.11
Exercise price	$1.20	$1.20
Risk-free rate	0.44%	0.87%
Volatility	99.6%	102.4%
Remaining term (years)	5.0	4.8

The following table summarizes warrant activity for the year ended March 31, 2021.

	Outstanding December 31, 2020	Warrants Issued	Warrants Exercised	Outstanding March 31, 2021
Transaction
February 14, 2020 common warrants	565,000	–	(25,500)	539,500
December 23, 2020 common warrants	10,688,043	–	(10,688,043)	–
December 23, 2020 placement agent warrants	641,283	–	–	641,283
December 23, 2020 pre-funded warrants	5,238,043	–	(5,238,043)	–
January 14, 2021 common warrants	–	9,090,910	–	9,090,910
January 14, 2021 placement agent warrants	–	545,455	–	545,455
January 14, 2021 pre-funded warrants	–	2,420,910	(2,420,910)	–
January 25, 2021 common warrants	–	8,016,033	–	8,016,033
January 22, 2021 placement agent warrants	–	480,962	–	480,962
Total	17,132,369	20,554,270	(18,372,496)	19,314,143

On March 30, 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co. to sell shares of common stock having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which Cantor Fitzgerald & Co. will act as sales agent. As of March 31, 2021, no common stock had been sold.

Pursuant to an Equity Purchase Agreement dated as of December 5, 2019 (the “Purchase Agreement”) that the Company entered into with Keystone Capital Partners, LLC (“Keystone”), Keystone agreed to purchase up to $25.0 million of shares of our common stock, subject to certain limitations, at our direction from time to time during the 36-month term of the Purchase Agreement. In anticipation of the “at the market” equity offering program described above, the Company provided notice to Keystone of its decision to terminate the Purchase Agreement, which was effective on March 26, 2021.

11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following tables present reconciliations for the numerators and denominators of basic and diluted net loss per share for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Numerator:
Net loss	$(17,410)	$(13,040)
Less: Gain from change in fair value of warrant liabilities	(755)	–
Net loss, available to common stockholders	$(18,165)	$(13,040)

	March 31, 2021	March 31, 2020
Denominator:
Basic weighted average number of common shares (1)	76,158,275	33,019,994
Incremental shares from assumed exercise of warrants	237,803	–
Diluted weighted average number of common shares	76,396,078	33,019,994

(1)	In December 2020 and January 2021, the Company sold pre-funded warrants to purchase up to 5,238,043 and 2,420,910 shares of common stock, respectively. The shares of common stock associated with the pre-funded warrants are considered outstanding for the purposes of computing earnings per share prior to exercise because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. The pre-funded warrants sold in December 2020 and January 2021 were exercised during the period and included in the denominator for the period of time the warrants were outstanding.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2021	2020
Stock options	6,081,710	4,348,559
Restricted stock	3,061,070	1,574,878
Common stock warrants	10,223,233	10,638,298
Shares committed under ESPP	56,806	54,632

12. DEBT

PPP Loan

On April 12, 2020, our subsidiary PolarityTE MD, Inc. (the “Borrower”) entered into a promissory note evidencing an unsecured loan in the amount of $3,576,145 made to it under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Loan to the Borrower was made through KeyBank, N.A., a national banking association (the “Lender”). The interest rate on the Loan is 1.00%. Beginning seven months from the date of the Loan the Borrower is required to make 24 monthly payments of principal and interest in the amount of $150,563. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Borrower, or filing suit and obtaining judgment against the Borrower. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP. On October 15, 2020, the Borrower applied to the Lender for forgiveness of the PPP loan in its entirety based on the Borrower’s use of the PPP loan for payroll costs, rent, and utilities. On October 26, 2020, the Borrower was advised that the Lender approved the application, and that the Lender was submitting the application to the SBA for a final decision. The Company classified the principal balance of the PPP loan within “Current portion of long-term notes payable” and “Long-term notes payable” on the consolidated balance sheet as of March 31, 2021. If the Borrower’s application for forgiveness of the PPP loan is not approved or approved only in part, it will be obligated to repay the unforgiven portion of the loan after the SBA makes its decision on the application for forgiveness. No assurance has been provided that the Company will obtain forgiveness of the Loan in whole or in part. The SBA adopted a procedure for auditing all PPP loans over $2 million and pursuant to that procedure the Company completed the SBA’s form requesting information surrounding the Borrower’s original application for the Loan and information on use of the Loan proceeds, which was submitted to the SBA in December 2020. The Borrower has yet to receive any response from the SBA. If the SBA makes a determination pursuant to its audit of the Borrower that it was not eligible to obtain the Loan or did not use the Loan for the purposes contemplated by the CARES Act, it is likely the Borrower will be required to promptly repay the Loan in full and may be subject to additional charges or penalties.

13. COMMITMENTS AND CONTINGENCIES

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

Other Matters

In the ordinary course of business, the Company may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment, regulatory compliance, and other matters. Except as noted above, at March 31, 2021, the Company was not party to any legal or arbitration proceedings that may have significant effects on its financial position or results of operations. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate of the Company’s is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Commitments

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

On September 2, 2020, Arches Research, Inc., a subsidiary of PolarityTE, Inc. (“Arches”) entered into two agreements with Co-Diagnostics, Inc. (“Co-Diagnostics”). The COVID-19 Laboratory Services Agreement between the parties provides that Arches will perform specimen testing services for customers referred by Co-Diagnostics to Arches. Co-Diagnostics will arrange all logistics for delivering specimens to Arches for COVID-19 testing for those customers of Co-Diagnostics electing to use the service. Arches bills Co-Diagnostics for the testing services and Co-Diagnostics manages all customer billing. The Rental Agreement for LGC Genomics Oktopure Extraction Machine between Arches and Co-Diagnostics provides that Co-Diagnostics will make available to Arches the Oktopure high throughput extraction machine that Arches will use to perform COVID-19 testing. The term of the agreement is 12 months, requires Arches to use Co-Diagnostics tests exclusively in the machine, and establishes for Arches a minimum monthly purchase obligation, valued at approximately $1.1 million annually for Co-Diagnostics tests and related consumables used in the testing process. The COVID-19 Laboratory Services Agreement can be canceled by the Company at any time by providing 60 days written notice, and the Rental Agreement can be canceled at any time by written notice given within 60 days after termination of the Laboratory Services Agreement.

14. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On August 21, 2019, the Company and Dr. Denver Lough, a principal shareholder and former officer and director, signed a settlement terms agreement that provides, in part, that the Company pay to Dr. Lough $1,500,000 in cash on October 1, 2019 and an additional $1,500,000 in cash in equal monthly installments beginning November 1, 2019 and ending April 1, 2021. In addition, the Company agreed to award to Dr. Lough 200,000 restricted stock units that vest in 18 equal monthly installments beginning October 1, 2019. As of March 31, 2021, the Company has recorded a liability of $0.1 million related to future cash payments under the agreement. The fair value of the restricted stock units was $0.8 million and was fully expensed upon Dr. Lough’s termination.

In October 2018, the Company entered into an office lease covering approximately 7,250 square feet of rental space in the building located at 40 West 57th Street in New York City. The lease is for a term of three years. The annual lease rate is $60 per square foot. Initially the Company will occupy and pay for only 3,275 square feet of space, and the Company is not obligated under the lease to pay for the remaining 3,975 square feet covered by the lease unless it elects to occupy that additional space. The Company believes the terms of the lease are very favorable to us, and the Company obtained these favorable terms through the assistance of Peter A. Cohen, a director, which he provided so that the company he owns, Peter A. Cohen, LLC (“Cohen LLC”), could sublease a portion of the office space. During Q1 2021, the Company decreased the space leased from 5,500 square feet to 4,747 square feet. The Company is using 1,099 square feet, and Cohen LLC is using approximately 3,648 square feet as of March 31, 2021. The monthly lease payment for 4,747 square feet is $23,737. Of this amount $18,243 is allocated pro rata to Cohen, LLC based on square footage occupied. Additional lease charges for operating expenses and taxes are allocated under the sublease based on the ratio of rent paid by the Company and Cohen LLC to total rent. Once the space is fully occupied, the Company will reduce the overall annual lease rate for the Cohen LLC space to $58.60 per square foot. However, the Company has yet to fully occupy the 7,250 square feet covered by the office lease and the lease expires at the end of October 2021. The Company recognized $55,000 and $69,000 of sublease income related to this agreement for the three months ended March 31, 2021 and 2020, respectively. The sublease income is included in other income, net in the condensed consolidated statement of operations. As of March 31, 2021, and December 31, 2020, there were no amounts due from the related party under this agreement.

15. SEGMENT REPORTING

Reportable segments are presented in a manner consistent with the internal reporting provided to the chief operating decision maker (CODM), the Chief Executive Officer of the Company.

The CODM allocates resources to and assesses the performance of each segment using information about its revenue and operating income (loss). These measures are presented in the following tables (in thousands).

	For the Three Months Ended March 31,
	2021	2020
Net revenues:
Reportable segments:
Regenerative medicine	$1,729	$428
Contract services	2,980	505
Total net revenues	$4,709	$933

Net income/(loss):
Reportable segments:
Regenerative medicine	$(17,702)	$(12,703)
Contract services	292	(337)
Total net loss	$(17,410)	$(13,040)

16. SUBSEQUENT EVENT

The FDA developed and published in November 2017 a regenerative medicine policy framework to help facilitate regenerative medicine therapies. Under the framework, the FDA stated its intent to exercise enforcement discretion until November 2020 with respect to the FDA’s IND and premarket approval requirements for 361 HCT/Ps, which was subsequently extended through May 2021. We continued to sell SkinTE as a 361 HCT/P in 2020 and into 2021 in reliance on our view that there is a reasonable basis for regulating SkinTE as a 361 HCT/P and also in reliance on the enforcement discretion position stated in the policy framework. On or about April 21, 2021, the FDA announced that enforcement discretion will not be extended beyond May 31, 2021. As a result of this development and our decision to submit an IND for SkinTE, which we expect to submit in the second half of 2021, we plan to terminate our commercial sales effort for SkinTE on May 31, 2021, wind down our commercial operation before the end of June 2021, and focus on the IND for SkinTE.

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

Following informal, voluntary discussions between us and the FDA we were advised by the FDA in April 2020 that its preliminary assessment is that SkinTE does not meet the requirements to be regulated solely as a 361 HCT/P. Rather, the FDA’s preliminary assessment was that SkinTE is a biological product that should be regulated under Section 351 of the Public Health Service Act. We re-evaluated our regulatory approach and determined it is prudent to submit an investigational new drug application (“IND”) for SkinTE and an eventual biologics license application (“BLA”) because we believe it will create a more valuable asset with a greater likelihood of achieving widespread commercial adoption, and to avoid the possibility of a protracted dispute with the FDA. As a result of the change in the regulatory approach for SkinTE, we decided to adjust our SkinTE commercial operations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

The FDA developed and published in November 2017 a regenerative medicine policy framework to help facilitate regenerative medicine therapies. Under the framework, the FDA stated its intent to exercise enforcement discretion until November 2020 with respect to the FDA’s IND and premarket approval requirements for 361 HCT/Ps, which was subsequently extended through May 2021. We continued to sell SkinTE as a 361 HCT/P in 2020 and into 2021 in reliance on our view that there is a reasonable basis for regulating SkinTE as a 361 HCT/P and also in reliance on the enforcement discretion position stated in the policy framework. On or about April 21, 2021, the FDA announced that enforcement discretion will not be extended beyond May 31, 2021. As a result of this development and our decision to submit an IND for SkinTE, which we expect to submit in the second half of 2021, we plan to terminate our commercial sales of SkinTE on May 31, 2021, wind down our commercial operations before the end of June 2021, and focus on the IND for SkinTE.

In connection with terminating commercial sales of SkinTE we expect to effectuate reductions in staff and resources that support the commercial operations, which we believe will offset the loss of revenues from SkinTE sales, but we cannot predict to what extent such reductions will make up for lost SkinTE revenues in future periods.

Notwithstanding this development, our experience indicates that SkinTE benefits patients with immediately life-threatening conditions and other serious diseases or conditions. In 2009, the FDA implemented new regulations related to Expanded Access Investigational New Drug Applications (“Expanded Access INDs”), which are often colloquially referred to as “compassionate use,” and pertain to the use of an investigational drug or biologic when the primary purpose is to diagnose, monitor, or treat a patient’s disease or condition, rather than to obtain the kind of information about the drug that is generally derived from clinical trials. The FDA has proposed several processes for obtaining Expanded Access INDs, which we will evaluate for potential implementation in connection with a successful opening of an IND for SkinTE. Under FDA regulations the amount that may be charged for SkinTE used under an Expanded Use IND is limited to our direct costs of manufacture. Accordingly, Expanded Access INDs are not a means of replacing revenue we lose when we discontinue our commercial sale of SkinTE, but we believe this may enable us to provide SkinTE to providers treating patients with life-threatening or serious diseases and conditions and maintain on-going relationships with physicians we believe to be key opinion leaders in the wound care industry.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending upon the timing of our clinical trials and our expenditures for satisfying all the conditions of obtaining FDA premarket approval for SkinTE. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued research and development and other current liabilities.

Testing and Research Services

Beginning in 2017 we developed internally a laboratory and research capability to advance the development of SkinTE and related technologies, which we operate through our subsidiary, Arches Research, Inc. (“Arches”). At the beginning of May 2018, we acquired a preclinical research and veterinary sciences business to be used, in part, for preclinical studies on our regenerative tissue products, which we operate through our subsidiary IBEX Preclinical Research, Inc. (“IBEX”). Through Arches and IBEX, we also offer research and laboratory testing services to unrelated third parties on a contract basis. At the end of May 2020, we began to offer COVID-19 testing services to generate additional revenue in the contract services segment and thereby help defray our operating expenses.

Revenues generated from our laboratory testing and research services have been helpful in lowering the rate at which we use capital obtained from external sources. In the first quarter of 2021 57% of our testing and research services net revenues were generated by COVID-19 testing and 93% of our COVID-19 testing revenues were obtained under 30-day renewable testing agreements with multiple nursing home and pharmacy facilities in the state of New York controlled by a single company (the “NY Client”). On March 26, 2021, we were advised by the NY Client it is adopting on-site employee testing at its facilities as allowed under new regulations in the state of New York. Based on the number of tests we performed for the NY Client in April 2021, we estimate a decrease of approximately 75% in net revenues from tests performed for the NY Client in the second quarter of 2021 compared to the first quarter, and we cannot predict whether we will obtain any further business from the NY Client in future periods. We are a relatively unknown testing laboratory, so we have relied on word of mouth and management relationships to connect with prospects and vied for new business on the basis of price and service. We cannot predict how well this marketing approach will work in finding new customers, how quickly we may be able to find new customers to replace the net revenues lost from the NY Client, or how much any such revenues may be. Even if we are able to find new customers for the COVID-19 testing business there remain substantial uncertainties around the COVID-19 testing business due to rapid developments in testing and vaccines. We intend to carefully monitor the performance of our COVID-19 testing business and scale our laboratory testing operations accordingly.

Liquidity and Capital Resources

As of March 31, 2021, we had $37.2 million in cash and cash equivalents and working capital of approximately $34.5 million. In January 2021, we raised an additional $17.7 million in gross proceeds before offering expenses in a registered direct offering and through a warrant exercise agreement.

In the first calendar quarter of 2021 the gross profit on sales of SkinTE was $1.5 million, which contributed to covering our operating costs for the period. As discussed above, we expect SkinTE sales will be phased out in the second calendar quarter of 2021, so the contribution of SkinTE sales to defraying our operating costs will be lower in the second quarter and SkinTE sales in the third quarter of 2021 are expected to be nil. We plan to mitigate the effect of this lost revenue by eliminating staff and resources that supported the SkinTE commercial effort. Nevertheless, the termination of our commercial SkinTE operation in the second quarter could have an adverse effect on our working capital in future periods that we cannot predict at this time.

In the first calendar quarter of 2021 the gross profit from services amounted to approximately $1.1 million, which contributed to covering our operating costs for the period. As discussed above, we expect our service revenue will be substantially diminished on a go forward basis due to the loss of business from our major COVID-19 testing client. We expect the loss of revenues in the service segment will be significant in the second quarter of 2021, and we cannot predict whether or to what extent our COVID-19 testing business will recover, if at all, in future periods, so the contribution of our services business to defraying our operating costs will be lower in the second quarter and are unpredictable beyond June 30, 2021. We plan to mitigate the effect of this lost revenue by scaling staff and resources that support our laboratory and research services to be commensurate with the amount of business we believe we can generate. Nevertheless, the loss of business in the second quarter of 2021 and the uncertainty regarding future periods will likely have an adverse effect on our working capital in future periods that we cannot predict at this time.

We believe the cash and cash equivalents on our balance sheet will fund our business activities through the end of 2021 and into the third quarter of 2022. In the first quarter of 2021 cash used in operating activities was $6.6 million, or an average of $2.2 million per month. After our IND is filed and then accepted by the FDA, we will move to begin clinical trials as soon as possible. Preliminary estimates indicate one clinical trial could cost approximately $5.0 million over two years, and we believe we will need to conduct at least two clinical trials for SkinTE. Clinical trials are the major expense we see in the near and long term, and while we are pursuing clinical trials we will continue to incur the costs of maintaining our business. In addition to clinical trials, the most significant uses of cash to maintain our business going forward are compensation and costs of occupying our facilities.

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

Results of Operations

Comparison of the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

	For the Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2021	March 31, 2020	Amount	%
	(Unaudited)
Net revenues
Products	$1,729	$428	$1,301	304%
Services	2,980	505	2,475	490%
Total net revenues	4,709	933	3,776	405%
Cost of sales
Products	241	340	(99)	(29)%
Services	1,924	176	1,748	993%
Total cost of sales	2,165	516	1,649	320%
Gross profit	2,544	417	2,127	510%

Operating costs and expenses
Research and development	2,431	3,373	(942)	(28)%
General and administrative	6,371	10,605	(4,234)	(40)%
Sales and marketing	1,526	3,694	(2,168)	(59)%
Restructuring and other charges	425	452	(27)	(6)%
Total operating costs and expenses	10,753	18,124	(7,371)	(41)%
Operating loss	(8,209)	(17,707)	9,498	(54)%
Other income (expense)
Change in fair value of common stock warrant liability	(4,027)	4,532	(8,559)	(189)%
Inducement loss on sale of liability classified warrants	(5,197)	–	(5,197)	*
Interest income (expense), net	(38)	(12)	(26)	217%
Other income, net	61	147	(86)	(59)%
Net loss	$(17,410)	$(13,040)	$(4,370)	34%

* Not meaningful

Net Revenues

Net revenues increased by 405% to $4.709 million for the three-month period ended March 31, 2021, compared to $0.933 million for the same period in 2020. The increase in net revenues for sale of products was the result of a sales strategy adopted in May 2020 to focus on regions and facilities where we had repeat users of SkinTE. During the first quarter of 2021 the average wound size treated with SkinTE was 637 cm2 compared to 62 cm2 in the first quarter of 2020, which corresponds with the difference in revenue between those periods. The increase in net revenues for services was the result of new COVID-19 testing services we began to offer through Arches at the end of May 2020, which we did not offer in the first three months of 2020.

Cost of Sales

Cost of sales increased by 320% to $2.165 million in 2021, which is largely attributable to the cost of sales for providing COVID-19 testing services we began to offer through Arches at the end of May 2020, which we did not offer in the first three months of 2020.

Operating Costs and Expenses

Total operating costs and expenses decreased to $10.753 million for the three-month period ended March 31, 2021, compared to $18.124 million for the same period in 2020, which is largely attributable to the substantial reduction in personnel effectuated in May 2020 that reduced salary and benefit costs across the Company. Salary and benefits totaled $3.862 million for the first three months of 2021 compared to $6.665 million for the same period in 2020. Severance expenses decreased from $0.495 million in the first quarter of 2020 to $0.004 million in the first quarter of 2021. Stock-based compensation decreased from $3.221 million in the first quarter of 2020 to $1.651 million in the first quarter of 2021. In addition to the reduction of salary and benefit costs, the following significant changes also contributed to the decrease in operating costs and expenses, which are a consequence of our reduction of personnel and adjustment of our operating activities that began in May 2020:

●	Travel and related costs decreased from $0.525 million in the first quarter of 2020 to $0.123 million in the first quarter of 2021;

●	Issuance costs, which are included in operating expenses, decreased from $1.156 million in the first quarter of 2020 to $0.824 million in the first quarter of 2021;

●	Consulting costs, including legal, accounting, and audit fees, decreased from $1.301 million in the first quarter of 2020 to $0.897 million in the first quarter of 2021;

●	Promotional consulting and expense decreased from $0.701 million in the first quarter of 2020 to $0.045 million in the first quarter of 2021; and

●	Lease expenses for our corporate office facility was $0.119 million in the first quarter of 2020, which did not recur in the first quarter of 2021 because the lease expired in 2020.

In connection with terminating commercial sales of SkinTE, the Company recorded as a restructuring charge a loss on impairment of property and equipment in the amount of $0.425 million during the first quarter of 2021, while the $0.452 million of restructuring and other charges in the first quarter of 2020 were severance costs arising from a reduction in force in March 2020.

Operating Loss and Net Loss

As a result of the developments described above, our operating loss decreased from an operating loss of $17.707 million for the three-month period ended March 31, 2020, to an operating loss of $8.209 million for the comparable period in 2021. Net loss, however, increased from $13.040 million for the three-month period ended March 31, 2020, to $17.410 million for the comparable period in 2021. The increase in net loss is attributable to a day one loss on warrants issued in January 2021 of approximately $5.0 million plus a loss on the change in fair value of common stock warrant liability of approximately $4.0 million in addition to the drivers previously noted. Warrants issued in connection with financings we completed in January 2021 are classified as liabilities and remeasured each period until settled or until classified as equity, which resulted in our recording a charge for common stock warrants of $9.224 million for the three months ended March 31, 2021. For additional information on the change in fair value of common stock warrant liability please see note 10 to the Condensed Consolidated Financial Statements (unaudited) included in this report.

The table below shows adjusted net loss, which is a non-GAAP measure that shows net loss before fair value adjustments relating to our common stock warrant liability and warrant inducement loss. We believe this measure is useful to investors because it eliminates the effect of non-operating items that can significantly fluctuate from period to period due to fair value remeasurements. For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating net loss per share under GAAP.

Adjusted Net Loss Attributable to Common Stockholders

(in thousands - unaudited non-GAAP measure)

	For the Three Months Ended March 31,
	2021	2020
GAAP Net loss	$(17,410)	$(13,040)
Change in fair value of common stock warrant liability	4,027	(4,532)
Inducement loss on sale of liability classified warrants	5,197	–
Non-GAAP adjusted net loss attributable to common stockholders	$(8,186)	$(17,572)

GAAP net loss per share attributable to common stockholders
Basic	$(0.23)	$(0.39)
Diluted	$(0.24)	$(0.39)

Non-GAAP adjusted net loss per share attributable to common stockholders
Basic	$(0.11)	$(0.53)
Diluted	$(0.12)	$(0.53)

Critical Accounting Policies and Estimates

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

Stock-Based Compensation. We measure all stock-based compensation to employees and non-employees using a fair value method. For stock options with graded vesting, we recognize compensation expense over the service period for each separately vesting tranche of the award as though the award were in substance, multiple awards based on the fair value on the date of grant. The fair value for options issued is estimated at the date of grant using a Black-Scholes option-pricing model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of the grant commensurate with the expected term of the option. The volatility factor is determined based on our historical stock prices. Forfeitures are recognized as they occur. The fair value of restricted stock grants is measured based on the fair market value of our common stock on the date of grant and amortized to compensation expense over the vesting period of, generally, six months to three years.

Common Stock Warrant Liability. The fair value of the common stock warrant liability is estimated using the Monte Carlo simulation model, which involves simulated future stock price amounts over the remaining life of the commitment. The fair value estimate is affected by our stock price as well as estimated change of control considerations.

Disclosure Regarding Forward-Looking Statements

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

Forward-looking statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Any forward-looking statement in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2021.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial position, or future results of operations. The risks described in that Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial position, or future results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month ended March 31, 2021, we withheld or acquired from employees shares of common stock to satisfy statutory withholding tax liability upon the vesting of share-based awards. The following table sets forth information on our acquisition of these shares for each month during the period in which an acquisition occurred.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2021	44,324	$1.08	N/A	N/A
February 2021	43,298	$1.26	N/A	N/A
March 2021	28,971	$1.25	N/A	N/A
Total	116,593	$1.19

Item 6. Exhibits

Except as otherwise noted, the following exhibits are included in this filing:

4.1	Form of Series A Common Stock Purchase Warrant – January 2021 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on January 14, 2021)
4.2	Form of Series B Pre-Funded Common Stock Purchase Warrant – January 2021 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on January 14, 2021)
4.3	Form of Placement Agent Common Stock Purchase Warrant – January 2021 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on January 14, 2021)
4.4	Form of Common Stock Purchase Warrant – January 2021 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on January 26, 2021)
4.5	Form of Placement Agent Common Stock Purchase Warrant – January 2021 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on January 26, 2021)
10.1	Form of Securities Purchase Agreement dated January 11, 2021 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on January 14, 2021)
10.2	Form of letter agreement for exercise of Series A Common Stock Purchase Warrant dated December 23, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on January 26, 2021)
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to Rule 13a-14(b) and Section 1350, Chapter 63 of Title 18, United States Code
101.INS	XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

Date: May 13, 2021	/s/ David Seaburg
David Seaburg
Chief Executive Officer
Duly Authorized Officer

Date: May 13, 2021	/s/ Jacob Patterson
Jacob Patterson
Interim Chief Financial Officer
Chief Accounting Officer

