Form 10-Q
period 2022-06-30
POLARITYTE, INC.
filed 2022-08-11
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Registrant’s Telephone Number, Including Area Code: (800) 560-3983

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.001	PTE	The Nasdaq Capital Market

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

Yes ☐ No ☒

As of August 5, 2022, there were 5,632,798 shares of the Registrant’s common stock outstanding.

As used in this report, the terms “we,” “us,” “our,” “the Company,” and “PolarityTE” mean PolarityTE, Inc., a Delaware corporation, and our present, and as applicable our former, wholly owned Nevada subsidiaries (direct and indirect), PolarityTE, Inc., PolarityTE MD, Inc., Arches Research, Inc., Utah CRO Services, Inc., IBEX Preclinical Research, Inc., and IBEX Property LLC., unless otherwise indicated or required by the context.

POLARITYTE, the PolarityTE Logo, WELCOME TO THE SHIFT, WHERE SELF REGENERATES SELF, COMPLEX SIMPLICITY, ARCHES, and SKINTE are all trademarks or registered trademarks of PolarityTE. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$20,518	$19,375
Accounts receivable, net	–	978
Assets held for sale	387	441
Prepaid expenses and other current assets	1,992	1,595
Total current assets	22,897	22,389
Property and equipment, net	3,670	6,923
Operating lease right-of-use assets	554	1,146
Other assets	910	720
TOTAL ASSETS	$28,031	$31,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,944	$3,115
Other current liabilities	1,568	1,520
Deferred revenue	–	74
Total current liabilities	3,512	4,709
Common stock warrant liability	4,222	6,844
Operating lease liabilities	63	43
Other long-term liabilities	188	338
Total liabilities	7,985	11,934

Commitments and Contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock – 25,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	–	–
Common stock - $.001 par value; 250,000,000 shares authorized; 4,971,236 and 3,299,379 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively*	5	3
Additional paid-in capital	532,278	527,639
Accumulated deficit	(512,237)	(508,398)
Total stockholders’ equity	20,046	19,244
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,031	$31,178

*	Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues
Products	$–	$1,195	$–	$2,924
Services	73	1,342	814	4,322
Total net revenues	73	2,537	814	7,246
Cost of revenues
Products	–	207	–	448
Services	125	717	616	2,641
Total costs of revenues	125	924	616	3,089
Gross (loss) profit	(52)	1,613	198	4,157
Operating costs and expenses
Research and development	3,078	4,190	5,938	6,621
General and administrative	3,562	4,941	9,771	11,312
Sales and marketing	–	1,099	–	2,625
Restructuring and other charges	38	11	38	436
Impairment of assets held for sale	–	–	54	–
Total operating costs and expenses	6,678	10,241	15,801	20,994
Operating loss	(6,730)	(8,628)	(15,603)	(16,837)
Other income (expense), net
Gain on extinguishment of debt	–	3,612	–	3,612
Change in fair value of common stock warrant liability	6,630	1,807	11,735	(2,220)
Inducement loss on sale of liability classified warrants	–	–	–	(5,197)
Interest expense, net	(14)	(39)	(29)	(77)
Other income, net	46	60	58	121
Net loss and comprehensive loss	$(68)	$(3,188)	$(3,839)	$(20,598)

Net loss per share attributable to common stockholders
Basic*	$(0.01)	$(0.99)	$(0.85)	$(6.57)
Diluted*	$(0.49)	$(1.01)	$(1.37)	$(6.57)
Weighted average shares outstanding
Basic*	5,148,106	3,224,117	4,512,692	3,135,715
Diluted*	5,418,552	3,246,490	4,803,671	3,135,715

*	Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	For the Three and Six Months Ended June 30, 2022
	Convertible Preferred Stock		Common Stock*		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	–	$–	3,299,379	$3	$527,639	$(508,398)	$19,244
Issuance of preferred stock and warrants through underwritten offering, net of issuance costs of $184	5,000	–	–	–	1,685	–	1,685
Issuance of common stock upon conversion of preferred stock	(5,000)	–	655,738	1	(1)	–	–
Stock-based compensation expense	–	–	–	–	762	–	762
Vesting of restricted stock units	–	–	25,676	–	–	–	–
Shares withheld for tax withholding	–	–	(7,402)	–	(127)	–	(127)
Net loss	–	–	–	–	–	(3,771)	(3,771)
Balance – March 31, 2022	–	–	3,973,391	4	529,958	(512,169)	17,793
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs of $173	–	–	445,500	–	1,840	–	1,840
Issuance of common stock upon exercise of pre-funded warrants	–	–	488,659	1	–	–	1
Fractional shares issued for reverse stock split	–	–	17,024	–	–	–	–
Stock-based compensation expense	–	–	–	–	530	–	530
Purchase of ESPP Shares	–	–	1,800	–	2	–	2
Vesting of restricted stock units	–	–	58,738	–	–	–	–
Shares withheld for tax withholding	–	–	(13,876)		(52)		(52)
Net loss	–	–	–	–	–	(68)	(68)
Balance – June 30, 2022	–	$–	4,971,236	$5	$532,278	$(512,237)	$20,046

	For the Three and Six Months Ended June 30, 2021
	Common Stock*		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	2,194,284	$2	$505,547	$(478,211)	$27,338
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs of $114	266,800	–	1,255	–	1,255
Issuance of common stock upon exercise of warrants	428,542	1	6,670	–	6,671
Reclassification of warrant liability upon exercise	–	–	8,964	–	8,964
Issuance of common stock upon exercise of pre-funded warrants	306,358	–	8	–	8
Stock-based compensation expense	–	–	1,651	–	1,651
Stock option exercises	100	–	3	–	3
Vesting of restricted stock units	22,617	–	–	–	–
Shares withheld for tax withholding	(4,664)	–	(139)	–	(139)
Forfeiture of restricted stock awards	(1,385)	–	–	–	–
Net loss	–	–	–	(17,410)	(17,410)
Balance – March 31, 2021	3,212,652	3	523,959	(495,621)	28,341
Stock-based compensation expense	–	–	1,640	–	1,640
Purchase of ESPP shares	1,970	–	28	–	28
Vesting of restricted stock units	17,366	–	–	–	–
Shares withheld for tax withholding	(2,290)	–	(53)	–	(53)
Net loss	–	–	–	(3,188)	(3,188)
Balance – June 30, 2021	3,229,698	$3	$525,574	$(498,809)	$26,768

*	Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,839)	$(20,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,292	3,124
Depreciation and amortization	858	1,437
Impairment of assets held for sale	54	–
Amortization of intangible assets	–	95
Bad debt expense	–	134
Inventory write-off	–	697
Gain on extinguishment of debt – PPP loan	–	(3,612)
Change in fair value of common stock warrant liability	(11,735)	2,220
Inducement loss on sale of liability classified warrants	–	5,197
Loss on restructuring and other charges	–	269
(Gain) loss on sale of property and equipment	(36)	7
Gain on sale of subsidiary and property	(32)	–
Changes in operating assets and liabilities:
Accounts receivable	396	1,643
Inventory	–	110
Prepaid expenses and other current assets	(187)	(1,294)
Operating lease right-of-use assets	592	666
Other assets/liabilities, net	–	245
Accounts payable and accrued expenses	(1,015)	(221)
Other current liabilities	–	(14)
Deferred revenue	(51)	(82)
Operating lease liabilities	(564)	(728)
Net cash used in operating activities	(14,267)	(10,705)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(31)	(18)
Proceeds from sale of property and equipment	165	10
Proceeds from sale of subsidiary and property, net of selling expenses and cash sold	2,327	–
Net cash provided by/(used in) investing activities	2,461	(8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from insurance financing arrangements	1,027	1,028
Principal payments on term note payable and financing arrangements	(353)	(359)
Principal payments on financing leases	(186)	(272)
Net proceeds from the sale of common stock, warrants and pre-funded warrants	7,823	9,884
Proceeds from the sale of warrants	–	1,002
Proceeds from warrants exercised	–	6,671
Proceeds from pre-funded warrants exercised	1	8
Net proceeds from the sale of preferred stock and warrants	4,814	–
Cash paid for tax withholdings related to net share settlement	(179)	(188)
Proceeds from stock options exercised	–	3
Proceeds from ESPP purchase	2	28
Net cash provided by financing activities	12,949	17,805
Net increase in cash and cash equivalents	1,143	7,092
Cash and cash equivalents - beginning of period	19,375	25,522
Cash and cash equivalents - end of period	$20,518	$32,614

Supplemental cash flow information:
Cash paid for interest	$39	$66

Supplemental schedule of non-cash investing and financing activities:
Fair value of placement agent warrants issued in connection with offerings	$417	$838
Reclassification of warrant liability to stockholders’ equity upon exercise of warrant	$–	$8,964
Conversion of Series A and Series B preferred stock into common stock	$16	$–
Allocation of financing to warrant liability	$9,113	$8,629
Deferred and accrued offering costs	$98	$400
Sale of assets held for sale in exchange for a note receivable	$400	$–
Reclassification of lease deposit to short term	$210	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PRINCIPAL BUSINESS ACTIVITY AND BASIS OF PRESENTATION

PolarityTE, Inc. (together with its subsidiaries, the “Company”) is a clinical stage biotechnology company developing regenerative tissue products and biomaterials. The Company also operated a laboratory testing and clinical research business until the end of April 2022.

The Company’s first regenerative tissue product is SkinTE. In July 2021, the Company submitted an investigational new drug application (“IND”) for SkinTE to the United States Food and Drug Administration (the “FDA”) through its subsidiary, PolarityTE MD, Inc. Prior to June 1, 2021, the Company sold SkinTE under Section 361 of the Public Health Service Act in 2020 and into 2021 and, after the Company’s decision to file an IND under Section 351 of that Act, under an enforcement discretion position stated by the FDA in a regenerative medicine policy framework to help facilitate regenerative medicine therapies. The FDA’s stated period of enforcement discretion ended May 31, 2021. Consequently, the Company terminated commercial sales of SkinTE on May 31, 2021, ceased its SkinTE commercial operations, and transitioned to a clinical stage company pursuing an IND for SkinTE. As a result, there were no product sales from commercial SkinTE after June 2021. The only revenues recognized subsequent to June 2021 for SkinTE were nominal amounts collected on accounts for product shipped prior to the end of May 2021 that were not previously recognized because of concerns with collectability. No revenue for SkinTE was recognized during the three and six months ended June 30, 2022.

At the beginning of May 2018, the Company acquired a preclinical research and veterinary sciences business, which has been used for preclinical studies on the Company’s regenerative tissue products and to offer preclinical research services to unrelated third parties on a contract basis. The Company sold the business at the end of April 2022 and ceased to recognize services revenues after the sale. Consequently, the Company is no longer engaged in any revenue generating business activity and its operations are now focused on advancing the IND for SkinTE.

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

Cash and cash equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. As of June 30, 2022, the Company did not hold any cash equivalents.

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

In the contract services segment, the Company recorded service revenues from the sale of its preclinical research services, which included delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consisted of a single performance obligation that the Company satisfied over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides an appropriate measure of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This required the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue were recognized based on payment timing and work completed. Generally, a portion of the payment was due upfront and the remainder upon completion of the contract, with most contracts completing in less than a year. Contract services also included research and laboratory testing services to unrelated third parties on a contract basis. Due to the short-term nature of the services, these customer contracts generally consisted of a single performance obligation that the Company satisfied at a point in time. The Company satisfied the single performance obligation and recognized revenue upon delivery of testing results to the customer. As of June 30, 2022 and December 31, 2021, the Company had unbilled receivables of zero and $0.5 million, respectively, and deferred revenue of zero and $0.1 million, respectively. Revenue of $0.1 million was recognized during the six months ended June 30, 2022 that was included in the deferred revenue balance as of December 31, 2021.

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

Reverse Stock Split. On May 12, 2022, the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for-25 (“Reverse Stock Split”). The Reverse Stock Split became effective as of May 16, 2022. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share, which resulted in the issuance of a total of 17,024 shares of common stock to implement the reverse stock split.

The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these condensed consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

Net Loss Per Share. Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Gains on warrant liabilities are only considered dilutive when the average market price of the common stock during the period exceeds the exercise price of the warrants. All common stock warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing earnings per share (EPS), outstanding warrants and preferred stock are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net loss for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed losses. No loss was allocated to the warrants or preferred stock for the three and six months ended June 30, 2022 and 2021 as the Company incurred a loss for each period and the warrant and preferred stockholders are not required to absorb losses. The Company has issued pre-funded warrants from time to time at an exercise price of $0.025 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing basic earnings per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date.

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

3. LIQUIDITY AND GOING CONCERN

The Company is a clinical stage biotechnology company that has incurred recurring losses and negative cash flows from operations since commencing its biotechnology business in 2017. As of June 30, 2022, the Company had an accumulated deficit of $512.2 million. As of June 30, 2022, the Company had cash and cash equivalents of $20.5 million. The Company has been funded historically through sales of equity and debt.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrant liability	$–	$–	$4,222	$4,222
Total	$–	$–	$4,222	$4,222

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrant liability	$–	$–	$6,844	$6,844
Total	$–	$–	$6,844	$6,844

The Company assesses its assets held for sale, long-lived assets, including property, plant, and equipment and ROU assets at fair value on a non-recurring basis. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting impairment would require that the asset be recorded at its fair value. During the six months ended June 30, 2022, the Company recognized an impairment charge of $0.1 million related to equipment classified in assets held for sale. During the six months ended June 30, 2021, the Company recognized an impairment charge of $0.4 million related to property and equipment. As of each measurement date, the fair value of assets held for sale and property and equipment was determined utilizing Level 3 inputs and were based on a market approach. See Notes 7 and Note 15 for additional details.

The following table presents the change in fair value of the liability classified common stock warrants for the six months ended June 30, 2022 (in thousands):

	Fair Value at December 31, 2021	Initial Fair Value at Issuance	(Gain) Loss Upon Change in Fair Value	Fair Value at June 30, 2022
Warrant liabilities
February 14, 2020 issuance	$291	$–	$(268)	$23
December 23, 2020 issuance	239	–	(228)	11
January 14, 2021 issuance	3,345	–	(3,097)	248
January 25, 2021 issuance	2,969	–	(2,748)	221
March 16, 2022 issuance	–	3,129	(2,905)	224
June 8, 2022 issuance	–	5,984	(2,489)	3,495
Total	$6,844	$9,113	$(11,735)	$4,222

The following table presents the change in fair value of the liability classified common stock warrants for the six months ended June 30, 2021 (in thousands):

	Fair Value at December 31, 2020	Initial Fair Value at Issuance	(Gain) Loss Upon Change in Fair Value	Liability Reduction Due to Exercises	Fair Value at June 30, 2021
Warrant liabilities
February 14, 2020 issuance	$328	$–	$168	$–	$496
December 23, 2020 issuance	5,647	–	3,802	(8,964)	485
January 14, 2021 issuance	–	8,629	(1,700)	–	6,929
January 25, 2021 issuance(1)	–	6,199	(50)	–	6,149
Total	$5,975	$14,828	$2,220	$(8,964)	$14,059

(1)	Concurrent with the issuance of the January 25, 2021 warrants, upon the exercise of the December 23, 2020 warrants, an inducement loss of $5.2 million was recorded during the six-month period ended June 30, 2021, as the fair value of the initial warrant liability for the new warrants of $6.2 million exceeded the gross proceeds received upon sale of the new warrants of approximately $1.0 million.

The Company uses the Monte Carlo simulation model to determine the fair value of the liability classified warrants. Input assumptions used to measure the fair value of these freestanding instruments are as follows:

For the Six Months ended
June 30, 2022
Stock price	$1.45 – 8.55
Exercise price	$2.40 – 34.50
Risk-free rate	1.95 – 3.03%
Volatility	98.4 – 123.6%
Remaining term (years)	1.71 – 5.00

For the Six Months ended
June 30,2021
Stock price	$25.50 – 30.25
Exercise price	$2.50 – 34.50
Risk-free rate	0.42 – 1.13%
Volatility	99.0 – 102.8%
Remaining term (years)	4.48 – 5.87

5. ASSETS AND LIABILITIES HELD FOR SALE

In November 2021, the Company committed to a plan to sell a variety of lab equipment within the regenerative medicine products reporting segment. The lab equipment has been designated as held for sale and is presented as such within the condensed consolidated balance sheet as of December 31, 2021 and June 30, 2022. During the six months ended June 30, 2022 the Company recorded an impairment of $0.1 million related the lab equipment designated as held for sale within the regenerative medicine products reporting segment.

At the beginning of May 2018, the Company acquired a preclinical research and veterinary sciences business, which has been used for preclinical studies on the Company’s regenerative tissue products and to offer preclinical research services to unrelated third parties on a contract basis. The Company operated this business through its indirect subsidiary, IBEX Preclinical Research, Inc. (“IBEX”). Utah CRO Services, Inc., a Nevada corporation (“Utah CRO”), is a direct subsidiary of the Company and held all the outstanding capital stock of IBEX (the “IBEX Shares”). Utah CRO also holds all the member interest of IBEX Property LLC, a Nevada limited liability company (“IBEX Property”), that owned two unencumbered parcels of real property in Logan, Utah, consisting of approximately 1.75 combined gross acres of land, together with the buildings, structures, fixtures, and personal property (the “Property”), which was leased by IBEX Property to IBEX for IBEX to conduct its preclinical research and veterinary sciences business.

In March 2022, the Company reached a nonbinding understanding with an unrelated third party that contemplated the sale of IBEX, which operates within the contract services reporting segment, along with IBEX Property. The assets and liabilities related to IBEX were designated as held for sale. The Company measured the assets and liabilities held for sale at the lower of their carrying value or fair value less costs to sell. The operating results of IBEX did not qualify for reporting as discontinued operations.

On April 14, 2022, Utah CRO entered into a Stock Purchase Agreement (the “Stock Agreement”) with an unrelated third party (“Buyer”), pursuant to which Utah CRO agreed to sell all the outstanding IBEX Shares to Buyer in exchange for an unsecured promissory note in the principal amount of $0.4 million bearing simple interest at the rate of 10% per annum with interest only payable on a quarterly basis and all principal and remaining accrued interest due on the five-year anniversary of the closing of the sale of the IBEX Shares to Buyer. Furthermore, on April 14, 2022, IBEX Property entered into a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) with another unrelated third party (“Purchaser”) pursuant to which IBEX Property agreed to sell to Purchaser the Property at a gross purchase price of $2.8 million payable in cash at closing of the transaction. The Buyer and Purchaser are affiliates of each other as a result of common ownership. On April 28, 2022, the parties to the Stock Agreement and Real Estate Agreement closed the transactions contemplated thereby and on April 29, 2022, the Company received the promissory note described above in the principal amount of $0.4 million and net cash proceeds of $2.3 million, after deducting closing costs and advisory fees, from sale of the Property under the Real Estate Agreement. As of a result of this transaction, the Company recorded $0.4 million as a long-term note receivable in other assets within the accompanying condensed consolidated balance sheets as of June 30, 2022. As the sale price less cost to sell was greater than the carrying value of these assets the Company recognized an insignificant net gain on sale in the second quarter of fiscal year 2022 in other income, net within the accompanying condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the major components of prepaid expenses and other current assets (in thousands):

	June 30, 2022	December 31, 2021
Other current receivable	$104	$67
Short term deposit	359	150
Prepaid insurance	1,015	239
Prepaid expenses	416	445
Deferred offering costs	98	694
Total prepaid expenses and other current assets	$1,992	$1,595

7. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$7,460	$8,502
Land and buildings	–	2,000
Computers and software	1,107	1,129
Leasehold improvements	2,038	2,107
Construction in progress	–	133
Furniture and equipment	119	123
Total property and equipment, gross	10,724	13,994
Accumulated depreciation	(7,054)	(7,071)
Total property and equipment, net	$3,670	$6,923

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

The Company evaluated the future use of its commercial property and equipment and recorded an impairment charge of approximately $0.4 million during the six months ended June 30, 2021. The impairment charge occurred within the Company’s regenerative medicine products business segment and is included in restructuring and other charges within the accompanying condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2021. See Note 15.

Depreciation and amortization expense for property and equipment, including assets acquired under financing leases was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expense	$12	$292	$61	$596
Research and development expense	391	444	797	841
Total depreciation and amortization expense	$403	$736	$858	$1,437

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

Financing Leases

In November 2018 and April 2019, the Company entered into financing leases primarily for laboratory equipment used in research and development activities. The financing leases have remaining terms that range from less than 1 month to 22 months as of June 30, 2022 and include options to purchase equipment at the end of the lease. Because the rate implicit in the lease is not readily determinable, the Company has used an incremental borrowing rate of 10% to determine the present value of the lease payments for these leases.

As of June 30, 2022, the maturities of operating and finance lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2022 (excluding the six months ended June 30, 2022)	$576	$161
2023	48	312
2024	42	42
Total lease payments	666	515
Less:
Imputed interest	(18)	(40)
Total	$648	$475

Supplemental balance sheet information related to leases was as follows (in thousands):

Finance leases

	June 30, 2022	December 31, 2021
Finance lease right-of-use assets included within property and equipment, net	$355	$461

Current finance lease liabilities included within other current liabilities	$287	$329
Non-current finance lease liabilities included within other long-term liabilities	188	338
Total	$475	$667

Operating leases

	June 30, 2022	December 31, 2021
Current operating lease liabilities included within other current liabilities	$585	$1,169
Operating lease liabilities – non-current	63	43
Total	$648	$1,212

The components of lease expense were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease costs included within operating costs and expenses	$318	$393	$636	$787
Finance lease costs:
Amortization of right-of-use assets	$50	$163	$101	$328
Interest on lease liabilities	14	26	30	56
Total	$64	$189	$131	$384

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows from operating leases	$608	$849
Operating cash out flows from finance leases	$30	$56
Financing cash out flows from finance leases	$186	$272
Lease liabilities arising from obtaining right-of-use assets:
Remeasurement of operating lease liability due to lease modification/termination	$–	$386

As of June 30, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 0.7 and 1.0 years, respectively, and the weighted average discount rate used for operating leases was 9.63% and 9.96%, respectively. As of June 30, 2022 and December 31, 2021, the weighted average remaining lease term for finance leases was 1.7 and 2.0 years, respectively, and the weighted average discount rate used for finance leases was 9.63%, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable	$480	$173
Salaries and other compensation	548	722
Legal and accounting	220	1,082
Accrued severance	1	111
Benefit plan accrual	66	102
Clinical trials	195	161
Accrued offering costs	–	400
Accrued property taxes	196	166
Other	238	198
Total accounts payable and accrued expenses	$1,944	$3,115

10. OTHER CURRENT LIABILITIES

The following table presents the major components of other current liabilities (in thousands):

	June 30, 2022	December 31, 2021
Current finance lease liabilities	$287	$329
Current operating lease liabilities	585	1,169
Short-term financing arrangement	692	–
Other	4	22
Total other current liabilities	$1,568	$1,520

The short-term financing balance is related to a financing arrangement entered into during the six months ended June 30, 2022 to fund an insurance contract. Under the financing arrangement, the amounts will be repaid in nine equal monthly installments, with an interest rate of 3.85%.

11. STOCK-BASED COMPENSATION

2020, 2019 and 2017 Equity Incentive Plans

2020 Plan

On October 25, 2019, the Company’s Board of Directors (the “Board”) approved the Company’s 2020 Stock Option and Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on December 19, 2019, the date approved by the stockholders. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock awards, dividend equivalent rights, and cash-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2020 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 419,549 shares of common stock are issuable pursuant to awards under the 2020 Plan. No grants of awards may be made under the 2020 Plan after the later of December 19, 2029, or the tenth anniversary of the latest material amendment of the 2020 Plan and no grants of incentive stock options may be made after October 25, 2029. The 2020 Plan provides that effective on January 1 of each year the number of shares of common stock reserved and available for issuance under the 2020 Plan shall be cumulatively increased by the lesser of 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the 2020 plan administrator. Pursuant to the 2020 Plan, the number of shares of common stock available for issuance increased by 131,872 shares during January 2022. As of June 30, 2022, the Company had 166,878 shares available for future issuances under the 2020 Plan.

2019 Plan

On October 5, 2018, the Company’s Board approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 120,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of June 30, 2022, the Company had 2,374 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 292,000 shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of June 30, 2022, the Company had 23,819 shares available for future issuances under the 2017 Plan.

A summary of the Company’s employee and non-employee stock option activity is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding – December 31, 2021	230,912	$197.75
Granted	400	$13.23
Forfeited	(25,167)	$264.34
Outstanding – June 30, 2022	206,145	$189.16
Options exercisable, June 30, 2022	187,286	$204.40

Employee Stock Purchase Plan (ESPP)

In May 2018, the Company adopted the Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 20,000 shares of common stock for purchase under the ESPP. The initial offering period began January 1, 2019, and ended on June 30, 2019, with the first purchase date. Subsequent offering periods will automatically commence on each January 1 and July 1 and will have a duration of six months ending with a purchase date June 30 and December 31 of each year. On each purchase date, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date.

Restricted Stock

A summary of the Company’s employee and non-employee restricted stock activity is presented below:

Number of Shares
Unvested - December 31, 2021	206,547
Granted	–
Vested(1)	(88,946)
Forfeited	(7,384)
Unvested – June 30, 2022	110,217

(1)	The number of vested restricted stock units and awards includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Stock-Based Compensation Expense

The stock-based compensation expense related to stock options, restricted stock awards, and the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expense	$382	$1,104	$928	$2,333
Research and development expense	148	273	364	596
Sales and marketing expense	–	96	–	195
Restructuring and other charges	–	167	–	167
Total stock-based compensation expense	$530	$1,640	$1,292	$3,291

12. STOCKHOLDERS’ EQUITY

December 2020 Offering

On December 23, 2020, the Company completed a registered direct offering of 218,000 shares of its common stock, par value $0.001 per share, pre-funded warrants to purchase up to 209,522 shares of common stock and accompanying common warrants to purchase up to 427,522 shares of common stock (the “December 2020 Warrants”). Each share of common stock and pre-funded warrant was sold together with a warrant. The combined offering price of each common stock share and accompanying warrant was $18.7125 and for each pre-funded warrant and accompanying warrant was $18.6875. The pre-funded warrants had an exercise price of $0.025 each and were exercised in full in January 2021. Each warrant was exercisable for one share of the Company’s common stock at an exercise price of $15.60 per share. The warrants were immediately exercisable and expire five years from the date of issuance. The holder of the warrants could not exercise any portion of the warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage could be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent for the registered direct offering warrants to purchase up to 6.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 25,651 shares of common stock). The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125% of the purchase price per share (or $23.39 per share). The net proceeds to the Company from the offering were $7.2 million, after offering expenses payable by the Company.

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

January 2021 Offerings

On January 14, 2021, the Company completed a registered direct offering of 266,800 shares of its common stock, par value $0.001 per share, pre-funded warrants to purchase up to 96,836 shares of common stock and accompanying common warrants to purchase up to 363,636 shares of common stock (the “January 14 Warrants”). Each share of common stock and pre-funded warrant was sold together with a warrant. The combined offering price of each common stock share and accompanying warrant was $27.50 and for each pre-funded warrant and accompanying warrant was $27.475. The pre-funded warrants had an exercise price of $0.025 each and were exercised in full in January 2021. Each January 14 Warrant is exercisable for one share of the Company’s common stock at an exercise price of $30.00 per share. The January 14 Warrants are immediately exercisable and will expire five years from the date of issuance. The holder of the January 14 Warrants may not exercise any portion of such warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent warrants to purchase 6.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 21,818 shares of common stock). The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125% of the purchase price per share (or $34.375 per share). The net proceeds to the Company from the offering were $9.2 million, after direct offering expenses of $0.8 million payable by the Company.

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

On January 22, 2021, the Company entered into a letter agreement with the holder of warrants to exercise the warrants and purchase 427,522 shares of common stock at an exercise price of $15.60 per share that were issued to the holder in the registered direct offering that closed on December 23, 2020. Under the letter agreement the holder agreed to exercise the 427,522 warrants in full and the Company agreed to issue and sell to the holder common warrants to purchase up to 320,641 shares of the Company’s common stock, par value $0.001 per share, at a price of $3.125 (the “January 25 Warrants”) (and together with the January 14 Warrants, the “Existing 2021 Warrants”). Each January 25 Warrant is exercisable for one share of Common Stock at an exercise price of $30.00 per share. The January 25 Warrants are immediately exercisable and will expire five years from the date of issuance. A holder may not exercise any portion of the January 25 Warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent, warrants to purchase 6.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 19,238 shares of common stock). The placement agent warrants have substantially the same terms as the new warrants. The 427,522 warrants issued on December 23, 2020, were exercised on January 22, 2021, and closing of the offering occurred on January 25, 2021. The Company received gross proceeds of approximately $6.7 million from the exercise of the December 2020 Warrants and gross proceeds of approximately $1.0 million from the sale of the new warrants.

Immediately prior to the exercise of the existing 427,522 liability classified December 2020 Warrants in January 2021, a remeasurement loss of $3.6 million was recorded.

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

March 2022 Offering

On March 16, 2022, the Company completed a registered direct offering of 3,000.000435 shares of Series A convertible preferred stock, 2,000.00029 shares of Series B convertible preferred stock and 655,738 warrants to purchase 655,738 shares of common stock (the “March 2022 Warrants”). Gross proceeds generated by the offering were $5.0 million. The exercise price of each warrant is $8.75 per share, the warrants become exercisable six months after the date of the offering and will expire two years from the offering date.

Concurrent with the closing of the offering on March 16, 2022, the Company modified the exercise price of the Existing 2021 Warrants. 363,636 warrants issued on January 14, 2021, and 320,641 warrants issued on January 25, 2021 were modified to reduce the exercise price from $30 to $8.75 per share. The exercise price of the placement agent warrants was not modified. The Existing 2021 Warrants remain outstanding and unexercised as of June 30, 2022.

The holders of Series A and Series B convertible preferred stock were entitled to receive dividend payments in the same form as dividends paid on shares of the common stock when, as and if such dividends were paid on shares of the common stock, on an if converted basis. In the event of a liquidation event, the holders of each series of convertible preferred stock were entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the preferred stock were fully converted. Each share of preferred stock was convertible at any time after the offering at the option of the holder into a number of shares of the Company’s common stock, equal to $1,000 stated value per share, divided by the conversion price of $7.625. On March 17, 2022 all shares of Series B preferred stock were converted into 262,295 shares of common stock. On March 29, 2022, all shares of Series A preferred stock were converted into 393,443 shares of common stock.

The holder of the March 2022 Warrants may not exercise any portion of such warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company.

The Company also issued to designees of the placement agent warrants to purchase 5.0% of the aggregate number of March 2022 Warrants sold in the offering, or 32,787 warrants to purchase common stock. The placement agent warrants have substantially the same terms as the March 2022 Warrants, except that the placement agent warrants have an exercise price $9.525 per share, which is 125% of the price at which each share of preferred stock sold in the offering is convertible to common stock.

As the March 2022 Warrants and placement agent warrants could each require cash settlement in certain scenarios, the common stock warrants and placement agent warrants were classified as liabilities upon issuance and were initially recorded at estimated fair values of $3.0 million and $0.1 million, respectively. The Series A and Series B preferred stock were equity classified because they met characteristics of the equity classification criteria. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $1.9 million allocated to the preferred stock. The net proceeds to the Company from the offering were $4.5 million, after direct offering expenses of $0.2 attributable to equity classified preferred stock, which were recorded as a reduction to paid-in capital, and $0.3 million attributable to the liability classified March 2022 Warrants and private placement common stock warrants, which are included in general and administrative within the accompanying condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022.

June 2022 Offering

On June 5, 2022, the Company entered into a securities purchase agreement with a single healthcare-focused institutional investor for the purchase and sale of shares of its common stock (or pre-funded warrants in lieu thereof) in a registered direct offering. In a concurrent private placement (together with the registered direct offering, the “Offerings”), the Company entered into a separate securities purchase agreement with the same investor for the unregistered purchase and sale of shares of common stock (or pre-funded warrants in lieu thereof).

On June 8, 2022, the Company completed the registered direct offering of 445,500 shares of its common stock, par value $0.001 per share at a purchase price of $2.525 per share and 1,138,659 pre-funded warrants at a purchase price of $2.524 per warrant. The Company also sold 1,584,159 pre-funded warrants at a purchase price of $2.524 per warrant in the private placement offering. Each pre-funded warrant sold in the registered direct offering and private placement offering is exercisable for one share of common stock at an exercise price of $0.001 per share, is immediately exercisable, and will not expire until fully exercised. Under the securities purchase agreements for the Offerings, the Company agreed to issue to the investor in the Offerings unregistered preferred investment options (the “June 2022 Warrants”) to purchase up to an aggregate of 3,168,318 shares of common stock, which were issued at the closing of the Offerings. The June 2022 Warrants are exercisable for one share immediately upon issuance at an exercise price of $2.40 per share and will expire five years from the date of issuance. The holder of the pre-funded warrants sold in the registered direct offering has exercised 488,659 of such warrants in June 2022 leaving 5,402,477 pre-funded warrants and June 2022 Warrants that remain outstanding and unexercised as of June 30, 2022. The holder of the warrants may not exercise any portion of such warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent, warrants to purchase 5.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 158,416 shares of common stock). The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125% of the purchase price per share (or $3.156 per share). None of the placement agent warrants have been exercised as of June 30, 2022. The net proceeds to the Company from the offering were $7.3 million, after direct offering expenses of $0.7 million payable by the Company.

As the June 2022 Warrants and placement agent common stock warrants could each require cash settlement in certain scenarios, the warrants and placement agent common stock warrants were classified as liabilities upon issuance and were initially recorded at estimated fair values of $5.7 million and $0.3 million, respectively. Since the pre-funded warrants did not contain the same cash settlement provision, these warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The pre-funded warrants were equity classified because they met characteristics of the equity classification criteria. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2.0 million allocated on a relative fair value basis to the common stock and pre-funded common stock warrants. Issuance costs allocated to the equity classified pre-funded common stock warrants and common stock of $0.2 million were recorded as a reduction to paid-in capital. Issuance costs allocated to the liability classified warrants of $0.5 million were recorded as an expense.

The Company measured the fair value of the common warrants and placement agent warrants using the Monte Carlo simulation model at issuance and again on June 30, 2022 using the following inputs:

Common warrants:

	March 16, 2022	June 30, 2022
Stock price	$8.55	$1.45
Exercise price	$8.75	$8.75
Risk-free rate	1.95%	2.89%
Volatility	101.5%	123.6%
Remaining term (years)	2.0	1.71

	June 8, 2022	June 30, 2022
Stock price	$2.30	$1.45
Exercise price	$2.40	$2.40
Risk-free rate	3.03%	3.01%
Volatility	107.1%	107.7%
Remaining term (years)	5.0	4.94

Placement agent warrants:

	March 16, 2022	June 30, 2022
Stock price	$8.55	$1.45
Exercise price	$9.53	$9.53
Risk-free rate	1.95%	2.89%
Volatility	101.5%	123.6%
Remaining term (years)	2.0	1.71

	June 8, 2022	June 30, 2022
Stock price	$2.30	$1.45
Exercise price	$3.16	$3.16
Risk-free rate	3.03%	3.01%
Volatility	107.1%	107.7%
Remaining term (years)	5.0	4.94

The following table summarizes warrant activity for the six months ended June 30, 2022:

	Outstanding December 31, 2021	Warrants Issued	Warrants Exercised	Outstanding June 30, 2022
Transaction
February 14, 2020 common warrants	21,580	–	–	21,580
December 23, 2020 placement agent warrants	25,651	–	–	25,651
January 14, 2021 common warrants	363,636	–	–	363,636
January 14, 2021 placement agent warrants	21,818	–	–	21,818
January 25, 2021 common warrants	320,641	–	–	320,641
January 22, 2021 placement agent warrants	19,238	–	–	19,238
March 16, 2022 common warrants	–	655,738	–	655,738
March 16, 2022 placement agent warrants	–	32,787	–	32,787
June 8, 2022 common warrants	–	3,168,318	–	3,168,318
June 8, 2022 placement agent warrants	–	158,416	–	158,416
Total	772,564	4,015,259	–	4,787,823

On March 30, 2021, the Company entered into a sales agreement (“Sales Agreement”) with an investment banking firm to sell shares of common stock having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which the investment banking firm would act as sales agent. On February 28, 2022, the Company exercised its right to terminate the Sales Agreement and was obligated to make a one-time payment to the investment banking firm of $0.4 million. As a result of the termination of the Sales Agreement, the Company expensed previously capitalized deferred offering costs of $0.7 million which are included in general and administrative expense within the accompanying condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022. No common stock was sold under the Sales Agreement.

13. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following tables present reconciliations for the numerators and denominators of basic and diluted net loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Numerator:	2022	2021	2022	2021
Net loss, primary	$(68)	$(3,188)	$(3,839)	$(20,598)
Less: gain from change in fair value of warrant liabilities	(2,578)	(107)	(2,757)	–
Net loss, diluted	$(2,646)	$(3,295)	$(6,596)	$(20,598)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Denominator:	2022	2021	2022	2021
Basic weighted average number of common shares(1)	5,148,106	3,224,117	4,512,692	3,135,715
Potentially dilutive effect of warrants	270,446	22,373	290,979	–
Diluted weighted average number of common shares	5,418,552	3,246,490	4,803,671	3,135,715

(1)	In December 2020, January 2021, and June 2022, the Company sold pre-funded warrants to purchase up to 209,522, 96,836, and 2,722,818 shares of common stock, respectively. The shares of common stock associated with the pre-funded warrants are considered outstanding for the purposes of computing earnings per share prior to exercise because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. The pre-funded warrants sold in December 2020 and January 2021 were exercised in January 2021 and 488,659 of the pre-funded warrants sold in June 2022 were exercised in June 2022 and included in the denominator for the period of time the warrants were outstanding.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Stock options	206,145	237,609	206,145	237,609
Restricted stock	110,217	217,349	110,217	217,349
Common stock warrants	1,439,510	725,334	1,439,510	772,566

14. DEBT

PPP Loan

On April 12, 2020, our subsidiary PolarityTE MD, Inc. (the “Borrower”) entered into a promissory note evidencing an unsecured loan in the amount of $3,576,145 made to it under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Loan to the Borrower was made through KeyBank, N.A., a national banking association (the “Lender”). The interest rate on the Loan is 1.00%. Beginning seven months from the date of the Loan the Borrower is required to make 24 monthly payments of principal and interest in the amount of $150,563. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Borrower, or filing suit and obtaining judgment against the Borrower. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP. On October 15, 2020, the Borrower applied to the Lender for forgiveness of the PPP Loan in its entirety based on the Borrower’s use of the PPP Loan for payroll costs, rent, and utilities. In June of 2021, the Company received notice of forgiveness of the PPP Loan in whole and the Lender was paid by the SBA, including all accrued unpaid interest. The Company recorded the forgiveness of $3.6 million of principal and accrued interest, which were included in gain on extinguishment of debt on the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2021.

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

15. RESTRUCTURING

As discussed in Note 7, the Company decided to file an IND in the second half of 2021, cease commercial sales of SkinTE by May 31, 2021, and wind down its SkinTE commercial operations. As a result, management approved several actions as part of a restructuring plan. During the first quarter of 2021, the Company recorded $0.4 million of restructuring charges related to property and equipment impairment. The Company recognized $0.1 million of expense related to employee severance and benefit arrangements for the three and six months ended June 30, 2021. The Company also recognized incremental expense of $0.2 million for the three and six months ended June 30, 2021 related to the remeasurement of employee stock options that were modified due to restructuring. Further, during the second quarter of 2021 and effective June 30, 2021, the Company terminated a lease which included manufacturing, laboratory, and office space and recorded a net gain on termination of $0.3 million. During the three and six months ended June 30, 2022, the Company recognized nominal expenses related to employee severance due to a reduction of headcount in the Company’s research and development department.

16. COMMITMENTS AND CONTINGENCIES

Contingencies

Securities Class Action and Derivative Lawsuits

On September 24, 2021, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Marc Richfield against the Company and certain officers of the Company, Case No. 2:21-cv-00561-BSJ. The Court subsequently appointed a Lead Plaintiff and ordered the Lead Plaintiff to file an amended Complaint by February 7, 2022, which was extended to February 21, 2022. The Lead Plaintiff filed an amended complaint on February 21, 2022, against the Company, two current officers of the Company, and three former officers of the Company (the “Complaint”). The Complaint alleges that during the period from January 30, 2018, through November 9, 2021, the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 adopted thereunder. Specifically, the Complaint alleges that the defendants misrepresented or failed to disclose that: (i) the Company’s product, SkinTE, was improperly registered as a 361 HCT/P under Section 361 of the Public Health Service Act and that, as a result, the Company’s ability to commercialize SkinTE as a 361 HCT/P was not sustainable because it was inevitable SkinTE would need to be registered under Section 351 of the Public Health Service Act; (ii) the Company characterized itself as a commercial stage company when it knew sales of SkinTE as a 361 HCT/P were unsustainable and that, as a result, it would need to file an IND and become a development stage company; (iii) issues arising from an FDA inspection of the Company’s facility in July 2018, were not resolved even though the Company stated they were resolved; and (iv) the IND for SkinTE was deficient with respect to certain chemistry, manufacturing, and control items, including items identified by the FDA in July 2018, and as a result it was unlikely that the FDA would approve the IND in the form it was originally filed. The Company filed a motion to dismiss the complaint for failure to state a claim, on April 22, 2022. The Lead Plaintiff filed its memorandum in opposition to the Company’s motion to dismiss on July 18, 2022. The Company is required to file its reply memorandum to the Lead Plaintiff’s opposition memorandum by August 11, 2022, and oral argument on the motion to dismiss is scheduled for September 8, 2022. We cannot predict when the Court may issue its decision. The Company believes the allegations in the Complaint are without merit, and intends to defend the litigation, vigorously. At this early stage of the proceedings, we are unable to make any prediction regarding the outcome of the litigation.

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

Other Matters

In the ordinary course of business, the Company may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment, regulatory compliance, and other matters. Except as noted above, at June 30, 2022, the Company was not party to any legal or arbitration proceedings that may have significant effects on its financial position or results of operations. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate of the Company’s is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

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

On June 25, 2021, the Company entered into a statement of work with a contract research organization to provide services for a proposed clinical trial described as a multi-center, prospective, randomized controlled trial evaluating the effects of SkinTE in the treatment of full-thickness diabetic foot ulcers at a cost of approximately $6.5 million consisting of $3.1 million of service fees and $3.4 million of estimated costs. In July 2021 the Company prepaid 10% of the total cost recited in the original work order, or $0.5 million, which will be applied to payment of the final invoice under the work order. Over the approximately three-year term of the clinical trial the service provider shall submit to the Company for payment invoices on a monthly basis for units of work stated in the work order that are completed and billable expenses incurred. During the three and six months ended June 30, 2022, the Company received invoices for work performed and expenses incurred totaling $0.3 and $0.5 million, respectively. Either party may terminate the agreement without cause on 60 days’ notice to the other party.

17. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 21, 2019, the Company and Dr. Denver Lough, a principal shareholder and former officer and director, signed a settlement terms agreement that provides, in part, that the Company pay to Dr. Lough $1,500,000 in cash on October 1, 2019 and an additional $1,500,000 in cash in equal monthly installments beginning November 1, 2019 and ending April 1, 2021. In addition, the Company agreed to award to Dr. Lough 200,000 restricted stock units that vest in 18 equal monthly installments beginning October 1, 2019. As of June 30, 2022, the Company has no remaining liability related to future cash payments under the agreement. The fair value of the restricted stock units was $0.8 million and was fully expensed upon Dr. Lough’s termination.

In October 2018, the Company entered into an office lease covering approximately 7,250 square feet of rental space in the building located at 40 West 57th Street in New York City. The lease is for a term of three years. The annual lease rate is $60 per square foot. Initially the Company would occupy and pay for only 3,275 square feet of space, and the Company was not obligated under the lease to pay for the remaining 3,975 square feet covered by the lease unless it elected to occupy that additional space. The Company believes the terms of the lease were very favorable to it, and the Company obtained the favorable terms through the assistance of Peter A. Cohen, a director, which he provided so that the company he owns, Peter A. Cohen, LLC (“Cohen LLC”), could sublease a portion of the office space. The lease expired on October 31, 2021. The Company recognized zero and $55,000 of sublease income for the three months ended June 30, 2022 and 2021, respectively, and zero and $109,000 for the six months ended June 30, 2022 and 2021, respectively. The sublease income is included in other income, net in the condensed consolidated statement of operations and comprehensive loss.

18. SEGMENT REPORTING

Reportable segments are presented in a manner consistent with the internal reporting provided to the chief operating decision maker (CODM), the Chief Executive Officer of the Company. The CODM allocates resources to and assesses the performance of each segment using information about its revenue and operating income (loss). The Company’s operations involve products and services which are managed separately. Accordingly, it operates in two segments: 1) regenerative medicine products and 2) contract services. In April 2022, the Company sold IBEX and IBEX Property, the Company’s subsidiaries which operate within the contract services reporting segment. The remaining contract services business is no longer a reportable segment due to immateriality. Contract services ceased to be a reportable segment upon disposal of IBEX and historical information from prior to the disposal date is reported here. See Note 5 for detail on management’s disposal of IBEX.

Certain information concerning the Company’s segments is presented in the following tables (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues:
Reportable segments:
Regenerative medicine	$–	$1,195	$–	$2,924
Contract services	73	1,342	814	4,322
Total net revenues	$73	$2,537	$814	$7,246

Net (loss)/income:
Reportable segments:
Regenerative medicine	$122	$(3,229)	$(3,423)	$(20,931)
Contract services	(190)	41	(416)	333
Total net loss	$(68)	$(3,188)	$(3,839)	$(20,598)

19. SUBSEQUENT EVENTS

June 2022 Offering

The holder of the pre-funded warrants sold in the registered direct offering that closed on June 8, 2022, exercised pre-funded warrants for the purchase of 545,000 shares of the Company’s common stock at a total purchase price of $545.00 on July 13, 2022, pre-funded warrants for the purchase of 105,000 shares of the Company’s common stock at a total purchase price of $105.00 on August 1, 2022, and pre-funded warrants for the purchase of 359,159 shares of the Company’s common stock at a total purchase price of $359.16 on August 10, 2022. Consequently, 4,393,318 pre-funded warrants and investment options issued in the June 2022 Offering remain outstanding and unexercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”), and in this Quarterly Report on Form 10-Q that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with risk factors disclosed in our reports and disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

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

Regenerative Tissue Product

Our first regenerative tissue product is SkinTE. On July 23, 2021, we submitted an investigational new drug application (“IND”) for SkinTE to the U.S. Food and Drug Administration (the “FDA”) through our subsidiary, PolarityTE MD, Inc. (“PTE-MD”), as the first step in the regulatory process for obtaining licensure for SkinTE under Section 351 of the Public Health Service Act. The FDA subsequently issued clinical hold correspondence to us identifying certain issues that needed to be addressed before the IND could be approved. We provided responses to the FDA, and on January 14, 2022, the FDA notified us that the clinical hold had been removed. Our first planned pivotal study under our IND is a multi-center, randomized controlled trial evaluating SkinTE in the treatment of diabetic foot ulcers (DFUs) classified as Grade 2 in the Wagner classification system entitled “Closure Obtained with Vascularized Epithelial Regeneration for DFUs with SkinTE,” or “COVER DFUs Trial.” We plan to enroll up to 100 subjects at up to 20 sites in the U.S. in the COVER DFUs Trial, which will compare treatment with SkinTE plus the standard-of-care to the standard-of-care alone. We have been enrolling subjects in the COVER DFUs Trial since the end of April 2022. The primary endpoint is the incidence of DFUs closed at 24 weeks. Secondary endpoints include percent area reduction (“PAR”) at 4, 8, 12, 16, and 24 weeks, improved quality of life, and new onset of infection of the DFU being evaluated.

In March 2022, we submitted to the FDA a request for a Regenerative Medicine Advanced Therapy (RMAT) designation to SkinTE under our IND. Established under the 21st Century Cures Act, RMAT designation is a dedicated program designed to expedite the drug development and review processes for promising regenerative medicine products, including human cellular and tissue-based therapies. A regenerative medicine therapy is eligible for RMAT designation if it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or therapy has the potential to address unmet medical needs for such disease or condition. RMAT designation provides the benefits of intensive FDA guidance on efficient drug development, including the ability for early interactions with the FDA to discuss potential ways to support accelerated approval and satisfy post-approval requirements, potential priority review of a BLA, and other opportunities to expedite development and review. By letter dated May 11, 2022, we were advised by the FDA that it concluded SkinTE meets the criteria for RMAT designation for the treatment of DFUs and venous leg ulcers (VLUs).

As a result of the RMAT designation we were able to engage in an expedited dialogue with the FDA on the tasks that are likely to be necessary to support a BLA submission for SkinTE as a treatment of DFUs and VLUs, which were identified in the RMAT designation. Based on that dialogue we plan to run a second multi-center, randomized controlled trial under our current IND to support approval of a broad DFU indication for SkinTE in a BLA, and we plan to engage in discussions with the FDA regarding the design and implementation of the second clinical trial. We believe this strategy will be the fastest and least costly approach to achieving our first BLA submission for SkinTE, with DFUs representing the largest market opportunity within the category of chronic cutaneous ulcers. We plan to further engage with the FDA to fully define our development plan for other wound indications.

We expect to incur significant operating costs in the next three to four years as we pursue the regulatory process for SkinTE with the FDA, conduct clinical trials and studies, and pursue product research, all while operating our business and incurring continuing fixed costs related to the maintenance of our assets and business. We expect to incur significant losses in the future, and those losses could be more severe as a result of unforeseen expenses, difficulties, complications, delays, and other unknown events. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending upon the timing, progress, and outcomes of our clinical trials and our expenditures for satisfying all the conditions of obtaining FDA licensure for SkinTE.

Recent Developments

June 2022 Offering

On June 5, 2022, we entered into a securities purchase agreement with a single healthcare-focused institutional investor for the purchase and sale of shares of our common stock (or pre-funded warrants in lieu thereof) in a registered direct offering. In a concurrent private placement (together with the registered direct offering, the “Offerings”), we entered into a separate securities purchase agreement with the same investor for the unregistered purchase and sale of shares of common stock (or pre-funded warrants in lieu thereof). On June 8, 2022, the Offerings closed, and we sold in the registered direct offering 445,500 shares of our common stock at a purchase price of $2.525 per share and 1,138,659 pre-funded warrants at a purchase price of $2.524 per warrant, and in the private placement offering we sold 1,584,159 pre-funded warrants at a purchase price of $2.524 per warrant. Each pre-funded warrant sold in the registered direct offering and private placement offering is exercisable for one share of common stock at an exercise price of $0.001 per share, is immediately exercisable, and will not expire until fully exercised. Under the securities purchase agreements for the Offerings, we agreed to issue to the investor in the Offerings unregistered preferred investment options (the “investment options”) to purchase up to an aggregate of 3,168,318 shares of common stock, which we issued at the closing of the Offerings. The investment options are exercisable immediately upon issuance at an exercise price of $2.40 per share and will expire five years from the date of issuance. As of the date of this report the holder of the pre-funded warrants sold in the registered direct offering has exercised 1,033,659 of such warrants at a total exercise price of $1,034 leaving 105,000 of such warrants unexercised. None of the pre-funded sold in the private placement offering or investment options issued in the Offerings have been exercised as of the date of this report. We received net proceeds of approximately $7.3 million in the Offerings after deducting placement agent fees and related offering expenses.

Sale of IBEX

At the beginning of May 2018, we acquired a preclinical research and veterinary sciences business, which we operated through our indirect subsidiary, IBEX Preclinical Research, Inc. (“IBEX”). Utah CRO Services, Inc., a Nevada corporation (“Utah CRO”), is our direct subsidiary and held all the outstanding capital stock of IBEX (the “IBEX Shares”). Utah CRO also held all the member interest of IBEX Property LLC, a Nevada limited liability company (“IBEX Property”), that owned two unencumbered parcels of real property in Logan, Utah, consisting of approximately 1.75 combined gross acres of land, together with the buildings, structures, fixtures, and personal property (the “Property”), which was leased by IBEX Property to IBEX for IBEX to conduct its preclinical research and veterinary sciences business.

On April 14, 2022, Utah CRO entered into a Stock Purchase Agreement (the “Stock Agreement”) with an unrelated third party (the “Buyer”), pursuant to which Utah CRO agreed to sell all the outstanding IBEX Shares to the Buyer in exchange for an unsecured promissory note in the principal amount of $400,000 bearing simple interest at the rate of 10% per annum payable interest only on a quarterly basis and all principal and remaining accrued interest due on the five-year anniversary of the closing of the sale of the IBEX Shares to the Buyer. Furthermore, on April 14, 2022, IBEX Property entered into that certain Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) with another unrelated third party (the “Purchaser”) pursuant to which IBEX Property agreed to sell to the Purchaser the Property at a gross purchase price of $2.8 million payable in cash at closing of the transaction. The Buyer and Purchaser are affiliates as a result of common ownership. On April 28, 2022, the parties to the Stock Agreement and Real Estate Agreement closed the transactions contemplated thereby and on April 29, 2022, we received the promissory note described above in the principal amount of $0.4 million and net cash proceeds of $2.3 million, after deducting closing costs and advisory fees, from sale of the Property under the Real Estate Agreement. We recognized an insignificant net gain on sale.

Reverse Stock Split

At a special meeting of stockholders held on May 12, 2022, the stockholders approved an amendment to our certificate of incorporation to effectuate a reverse stock split of our outstanding shares of common stock by a ratio of any whole number between 1-for-10 and 1-for-25, the implementation and timing of which is subject to the discretion of our board of directors. The primary goal of the reverse stock split was to increase the per share market price of our common stock to meet the minimum per share bid price requirements for continued listing on The Nasdaq Capital Market. The board of directors subsequently determined to set the reverse stock split ratio at 1-for-25 (the “Reverse Stock Split”). The Reverse Stock Split become effective as of 4:15 p.m., Eastern Time on May 16, 2022, pursuant to a Certificate of Amendment to our (Third) Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware. All issued and outstanding common stock, common stock warrants, stock option awards, exercise prices, and per share data presented in this report has been adjusted on a retrospective basis to reflect the reverse stock split.

Liquidity and Capital Resources

Available Capital Resources and Potential Sources of Liquidity

As of June 30, 2022, we had $20.5 million in cash and cash equivalents and working capital of approximately $19.4 million. For the six-month period ended June 30, 2022, cash used in operating activities was $14.3 million, or an average of $4.8 million per month, compared to $10.7 million of cash used in operating activities, or an average of $3.6 million per month, for the six-month period ended June 30, 2021. For the three-month period ended June 30, 2022, cash used in operating activities was $8.3 million, or an average of $2.8 million per month, compared to $4.1 million of cash used in operating activities, or an average of $1.4 million per month, for the three-month period ended June 30, 2021.

As a result of the sale of IBEX described above, after April 2022 we are not engaged in any business activity that will generate cash flows from operations, which in the past contributed to defraying our operating costs.

As of the date of this quarterly report we do not expect that our cash and cash equivalents of $20.5 million as of June 30, 2022, will be sufficient to fund our current business plan including related operating expenses and capital expenditure requirements beyond the first calendar quarter of 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern, as we do not believe that our cash and cash equivalents will be sufficient to fund our business plan for at least twelve months from the date of issuance of our quarterly financial statements in this report. We plan to address this condition by raising additional capital to finance our operations.

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

Anticipated Uses of Capital Resources

As noted above, we are focused primarily on the advancement of our IND and subsequent BLA to attain a license to manufacture and distribute SkinTE. To that end, in June 2021 we engaged a contract research organization (“CRO”) to provide services for the COVER DFUs Trial at a cost of approximately $6.5 million consisting of $3.1 million of service fees and $3.4 million of estimated costs. In 2021 we prepaid $0.5 million, which will be applied to payment of the final invoice under the work order. Over the approximately three-year term of the COVER DFUs Trial the service provider will submit to us for payment monthly invoices for units of work stated in the work order that are completed and billable expenses incurred. We began enrolling subjects in our COVER DFUs at the end of April 2022, and we believe we may be able to complete enrollment of 100 subjects by the end of calendar year 2023. As enrollment increases, we expect our monthly CRO and related costs of conducting the trial will ramp up.

Our expectation is that the second DFU clinical trial under the IND for SkinTE will be similar to the COVER DFUs Trial with respect to size, length of time to complete, and cost. To the extent we decide to pursue additional indications for the application of SkinTE, such as VLUs, we expect we will need to submit separate IND applications for those indications and conduct additional clinical trials to support BLAs for those indications.

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

Our actual capital requirements will depend on many factors, including the cost and timing of advancing our IND and subsequent BLA for the use of SkinTE on DFUs, the cost and timing of additional INDs and BLAs for other indications where SkinTE may be used, the cost and timing of clinical trials, the cost of establishing and maintaining our facilities in compliance with current good tissue practices and current good manufacturing practice requirements, and the cost and timing of advancing our product development initiatives related to SkinTE. Our projection of the period of time for which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

We will need to raise additional capital in the future to fund our effort to obtain FDA approval of SkinTE and maintain our operations. Any additional equity financing including financings involving convertible securities, if able to be obtained, may be highly dilutive, on unfavorable terms, or otherwise disadvantageous, to existing stockholders, and debt financing, if available, may involve restrictive covenants or require us to grant a security interest in our assets. If we elect to pursue collaborative arrangements, the terms of such arrangements may require us to relinquish rights to certain of our technologies, products, or marketing territories. Our failure to raise additional capital when needed, and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to continue operations, any of which would have a material adverse effect on our business, financial condition, results of operation, and prospects.

Results of Operations

Changes in Polarity’s Operations

There have been significant changes in our operations affecting our results of operations for the six-month period ended June 30, 2022, compared to six-month period ended June 30, 2021.

On July 23, 2021, we submitted an IND for SkinTE to the FDA through our subsidiary, PTE-MD, as the first step in the regulatory process for obtaining licensure for SkinTE under Section 351 of the Public Health Service Act. The FDA subsequently issued clinical hold correspondence to us identifying certain issues that needed to be addressed before the IND could be approved. We provided responses to the FDA, and on January 14, 2022, the FDA sent correspondence informing us that the clinical hold had been removed. Acceptance of the IND by the FDA enables us to commence the first of two expected pivotal studies needed to support a BLA for SkinTE. We ceased selling SkinTE at the end of May 2021, when the period of enforcement discretion previously announced by the FDA with respect to its IND and premarket approval requirements for regenerative medicine therapies, such as SkinTE, came to an end, and we do not expect to be able to commercialize SkinTE until our BLA is approved, which we believe will take at least three to four years. Consequently, we recognized products net revenues in the six months of 2021, and did not have any such revenues in the first six months of 2022.

Our subsidiary, Arches Research, Inc. (“Arches”) began offering COVID-19 testing services in May 2020 under 30-day renewable testing agreements with multiple nursing home and pharmacy facilities in the state of New York controlled by a single company, which substantially added to our services net revenues in the first three months of 2021. When the New York nursing homes and pharmacies adopted on-site employee testing at the end of March 2021, our COVID-19 testing revenues declined substantially, and in August 2021, we decided to cease COVID-19 testing. Arches focused its research and development resources on supporting our IND and clinical trial efforts for the remainder of 2021 and continued in that role in the first quarter of 2022. However, going forward we do not expect we will have the same need for research and development staff associated with product development and, as a result, we reduced research and development staff in April 2022, and began to eliminate or sell certain items of equipment that had been leased or purchased for our research and development activity.

While we were exploring the opportunities for selling IBEX and the IBEX Property, IBEX assumed a more passive approach to marketing its services, which resulted in a decline in IBEX services revenues in the first six months of 2022 compared to the first six months of 2021. With the sale of IBEX and the IBEX Property completed at the end of April 2022, our services net revenues were nominal in the first six months of 2022 and we do not expect any services net revenues in the last six months of 2022.

As a result of the foregoing developments, we made a number of changes to our operations that impacted our results of operations. These included reductions in our work force and reducing the services and infrastructure needed to support a larger work force and commercial sales effort.

Comparison of the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

	For the Six Months Ended		Increase (Decrease)
(in thousands)	June 30, 2022	June 30, 2021	Amount	%
	(Unaudited)
Net revenues
Products	$–	$2,924	$(2,924)	(100)%
Services	814	4,322	(3,508)	(81)%
Total net revenues	814	7,246	(6,432)	(89)%
Cost of sales
Products	–	448	(448)	(100)%
Services	616	2,641	(2,025)	(77)%
Total costs of revenues	616	3,089	(2,473)	(80)%
Gross profit	198	4,157	(3,959)	(95)%

Operating costs and expenses
Research and development	5,938	6,621	(683)	(10)%
General and administrative	9,771	11,312	(1,541)	(14)%
Sales and marketing	–	2,625	(2,625)	(100)%
Restructuring and other charges	38	436	(398)	(91)%
Impairment of assets held for sale	54	–	54	100%
Total operating costs and expenses	15,801	20,994	(5,193)	(25)%
Operating loss	(15,603)	(16,837)	(1,234)	(7)%
Other income (expense), net
Gain on extinguishment of debt	–	3,612	(3,612)	(100)%
Change in fair value of common stock warrant liability	11,735	(2,220)	13,955	629%
Inducement loss on sale of liability classified warrants	–	(5,197)	5,197	100%
Interest income (expense), net	(29)	(77)	(48)	(62)%
Other income, net	58	121	(63)	(52)%
Net loss	$(3,839)	$(20,598)	$(16,759)	(81)%

Comparison of the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

	For the Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2022	June 30, 2021	Amount	%
	(Unaudited)
Net revenues
Products	$–	$1,195	$(1,195)	(100)%
Services	73	1,342	(1,269)	(95)%
Total net revenues	73	2,537	(2,464)	(97)%
Cost of sales
Products	–	207	(207)	(100)%
Services	125	717	(592)	(83)%
Total costs of revenues	125	924	(799)	(86)%
Gross (loss) profit	(52)	1,613	(1,665)	(103)%

Operating costs and expenses
Research and development	3,078	4,190	(1,112)	(27)%
General and administrative	3,562	4,941	(1,379)	(28)%
Sales and marketing	–	1,099	(1,099)	(100)%
Restructuring and other charges	38	11	27	245%
Total operating costs and expenses	6,678	10,241	(3,563)	(35)%
Operating loss	(6,730)	(8,628)	(1,898)	(22)%
Other income (expense), net
Gain on extinguishment of debt	–	3,612	(3,612)	(100)%
Change in fair value of common stock warrant liability	6,630	1,807	4,823	267%
Interest income (expense), net	(14)	(39)	(25)	(64)%
Other income, net	46	60	(14)	(23)%
Net loss	$(68)	$(3,188)	$(3,120)	(98)%

Net Revenues and Gross Profit. We ceased commercial sales of SkinTE in the second calendar quarter of 2021 and sold the IBEX services business at the end of April 2022, so we were not engaged in any revenue generating business activity at June 30, 2022, and do not expect to generate operating revenues from any business activity for the foreseeable future. The decreases in revenues, cost of revenues, and gross (loss) profit for the six-month and three-month periods ended June 30, 2022, compared to the same periods in 2021 are consistent with our cessation of revenue-generating business activity.

Operating Costs and Expenses. Operating costs and expenses decreased $5.2 million, or 25%, for the six-month period ended June 30, 2022, compared to the six-month period ended June 30, 2021, and decreased $3.6 million, or 35%, for the three-month period ended June 30, 2022, compared to the three-month period ended June 30, 2021.

Research and development expenses decreased 10% for the six-month period ended June 30, 2022, compared to the six-month period ended June 30, 2021, and decreased 27%, for the three-month period ended June 30, 2022, compared to the three-month period ended June 30, 2021. The decrease is primarily attributable to costs in the six-month period ended June 30, 2021, for completing our pre-IND diabetic foot ulcers trial, lab supplies for work on preparing the technical items for our IND, and consulting services for preparing our IND that did not recur in the six-month period ended June 30, 2022, which was partially offset by an increase primarily attributable to the SkinTE manufacturing and overhead personnel redirecting their efforts following the cessation of SkinTE sales to research and development activities and increased costs related to quality control supplies and infrastructure implemented for the COVER DFUs Trial.

The amount of general and administrative expenses decreased 14% for the six-month period ended June 30, 2022, compared to the six-month period ended June 30, 2021, and decreased 28%, for the three-month period ended June 30, 2022, compared to the three-month period ended June 30, 2021. We effectuated a reduction in force for our commercial operations in the second quarter of 2021. Consequently, there were reductions in cash compensation, stock compensation, consulting fees, and travel expense. Furthermore, with the cessation of SkinTE sales we re-allocated manufacturing supplies and compensation from general and administrative expenses to research and development costs. These reductions were offset by professional fees incurred in connection with our pursuit of a strategic transaction that did not materialize and investment banking fees paid in connection with an at-the-market offering we terminated in the first quarter of 2022.

In the first six months of 2021, we incurred sales and marketing costs related to our commercial sales effort that did not recur in the first six months of 2022. In connection with terminating commercial sales of SkinTE, we realized as a restructuring charge a loss on impairment of property and equipment in the amount of $0.4 million and a charge of $0.3 million for employee severance and revaluing of equity awards related to severance, which was offset by a gain of $0.3 from early termination of an office/ laboratory lease in Augusta, Georgia. In the first six months of 2022 we realized a nominal amount of restructuring charges on employee severance.

Operating Loss and Net Loss. Operating loss decreased $1.2 million, or 7%, for the six-month period ended June 30, 2022, compared to the six-month period ended June 30, 2021, and decreased $1.9 million, or 22%, for the three-month period ended June 30, 2022, compared to the three-month period ended June 30, 2021.

Net loss decreased $16.8 million, or 81%, for the six-month period ended June 30, 2022, compared to the six-month period ended June 30, 2021, and decreased $3.1 million, or 98%, for the three-month period ended June 30, 2022, compared to the three-month period ended June 30, 2021. Warrants issued in connection with financings we completed in 2022, 2021 and 2020 are classified as liabilities and remeasured each period until settled, classified as equity, or expiration. As a result of the periodic remeasurement, we recorded a gain for change in fair value of common stock warrant liability of $11.7 million for the six-month period ended June 30, 2022, compared to a loss of $2.2 million for the six-month period ended June 30, 2021, and a gain for change in fair value of common stock warrant liability of $6.6 million for the three-month period ended June 30, 2022, compared to a gain of $1.8 million for the three-month period ended June 30, 2021. For additional information on the change in fair value of common stock warrant liability please see Note 4 to the condensed consolidated financial statements included in this report. We issued common stock purchase warrants in January 2021, as an inducement to holders of warrants issued in December 2020 to exercise those December warrants. As a result, we recognized an inducement loss of $5.2 million for the six-month period ended June 30, 2021. There was no similar inducement loss in the first six months of 2022.

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

Adjusted Net Loss Attributable to Common Stockholders

(in thousands - unaudited non-GAAP measure)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
GAAP Net Loss	$(68)	$(3,188)	$(3,839)	$(20,598)
Change in fair value of common stock warrant liability	(6,630)	(1,807)	(11,735)	2,220
Inducement loss on sale of liability classified warrants	–	–	–	5,197
Non-GAAP adjusted net loss attributable to common stockholders – basic & diluted	$(6,698)	$(4,995)	$(15,574)	$(13,181)

GAAP net loss per share attributable to common stockholders
Basic*	$(0.01)	$(0.99)	$(0.85)	$(6.57)
Diluted*	$(0.49)	$(1.01)	$(1.37)	$(6.57)

Non-GAAP adjusted net loss per share attributable to common stockholders
Basic and diluted*	$(1.30)	$(1.55)	$(3.45)	$(4.20)

*Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. We are required to make estimates and assumptions in certain circumstances that affect amounts reported in the Unaudited Condensed Consolidated Financial Statements and related footnotes. We evaluate these estimates and assumptions on an ongoing basis based on historical developments, market conditions, industry trends, and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to these estimates and assumptions or that reported results of operations will not be materially and adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Our critical accounting policies are more fully described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2021 Annual Report. There have been no changes in our critical accounting policies from December 31, 2021.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Risks and uncertainties are inherent in forward-looking statements. Furthermore, such statements may be based on assumptions that fail to materialize or prove incorrect. Consequently, our business development, operations, and results could differ materially from those expressed in forward-looking statements made in this Quarterly Report. We make such forward-looking statements pursuant to the safe harbor provisions in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to raise capital to fund our operations;

●	the timing or success of obtaining regulatory licenses or approvals for initiating clinical trials or marketing our products;
●	the initiation, timing, progress, cost, and results of clinical trials under our open IND for DFUs;
●	the initiation, timing, progress, cost, and results of other INDs for SkinTE in additional indications and the clinical trials that may be required under those INDs;
●	sufficiency of our working capital to fund our operations in the near and long term, which raises doubt about our ability to continue as a going concern;
●	infrastructure required to support operations in future periods, including the expected costs thereof;
●	estimates associated with revenue recognition, asset impairments, and cash flows;
●	variance in our estimates of future operating costs;
●	future vesting and forfeitures of compensatory equity awards;
●	the effectiveness of our disclosure controls and our internal control over financial reporting;
●	the impact of new accounting pronouncements;
●	size and growth of our target markets; and
●	the initiation, timing, progress, and results of our research and development programs.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	the need for, and ability to obtain, additional financing in the future;
●	the ability to comply with regulations applicable to the development, production, and distribution of SkinTE;
●	the timing and requirements associated with obtaining FDA acceptance of our second clinical trial;
●	the ability to obtain subject enrollment in our trials at a pace that allows the trials to progress on the schedules we have established with our CRO;
●	unexpected developments or delays in the progress of our clinical trials;
●	the scope of protection we can establish and maintain for intellectual property rights covering our product candidates and technology;
●	the ability to gain adoption by healthcare providers of our products for patient care;
●	developments relating to our competitors and industry;
●	new discoveries or the development of new therapies or technologies that render our products or services obsolete or unviable;
●	the ability to find and retain skilled personnel;
●	outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade, and business operations;
●	political and economic instability, whether resulting from natural disasters, wars (such as the conflict between Russia and Ukraine), terrorism, pandemics, or other sources;
●	changes in economic conditions, including inflation, rising interest rates, lower consumer confidence, and volatile equity capital markets;
●	inaccuracies in estimates of our expenses, future revenues, and capital requirements;
●	future accounting pronouncements; and
●	unauthorized access to confidential information and data on our information technology systems and security and data breaches.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 16, “Commitments and Contingencies—Contingencies” in the condensed consolidated financial statements included in this report.

Item 1A. Risk Factors

You should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report, which could materially affect our business, financial position, or future results of operations. The risks described below and in our 2021 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial position, future results of operations, and prospects.

Risks Related to Our Financial Condition

We will need additional funding to pursue the regulatory process for SkinTE and sustain our operations, and we may be unable to raise capital when needed, which would force us to delay, reduce, eliminate, or abandon our product development program.

We reported an operating loss of $15.6 million for the six-month period ended June 30, 2022, and on that date we had had an accumulated deficit of $512.2 million. We believe our cash and cash equivalents at June 30, 2022, will fund our current business plan including related operating expenses and capital expenditure requirements into the first calendar quarter of 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern beyond that time unless we can raise additional capital from external sources.

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

We may not be able to obtain necessary capital in sufficient amounts, on terms favorable to us, or at all. If adequate funds are not available for our business in the future, we may be required to delay, reduce the scope of, or eliminate the plans for obtaining regulatory licensure or approval for SkinTE or be unable to continue operations over a longer term, any of which would have a material adverse effect on our business, financial condition, results of operation, and prospects.

General risks

The trading price of the shares of our common stock has declined and may continue to be volatile, which could adversely affect an investment in our stock and our ability to raise capital.

Investors should consider an investment in our securities as risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. Holders of our stock may be unable to sell their shares of common stock at or above the price paid for the shares due to fluctuations in the market price of our common stock arising. Our stock price has been highly volatile during the 12-month period ended June 30, 2022, with closing stock prices ranging from a high of $24.875 per share to a low of $1.45 per share.

The price at which our common stock trades may continue to fluctuate significantly and may be influenced by many factors, including our financial condition; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors and our competitors; regulatory action affecting our business; and, the impact of other risk factors discussed in our 2021 Annual Report and this Quarterly Report on Form 10-Q. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook.

Declines and volatility in the market price of our common stock have and may continue to materially and adversely affect our ability to fund our business through public or private sales of equity securities and the retentive power of our equity compensation plans, which we rely upon in part to retain key executives and employees.

Unfavorable global economic or political conditions could adversely affect our business or financial condition.

Our business and our ability to raise capital are susceptible to general conditions in the global economy and in the global financial markets. Further, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the U.S. and China or escalation in conflict between Russia and Ukraine, including any additional sanctions, export controls, or other restrictive actions that may be imposed by the U.S. or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability, and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. Inflation rates have increased and may continue to rise. A severe or prolonged economic downturn, including a recession or depression resulting from the ongoing COVID-19 pandemic, political disruption, or inflation could result in a variety of risks to our business and our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could materially and adversely affect our business, financial condition, results of operation, and prospects, and we cannot anticipate all of the ways in which the political, economic, or financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2022, we withheld or acquired from employees shares of common stock to satisfy statutory withholding tax liability upon the vesting of share-based awards. The following table sets forth information on our acquisition of these shares for each month during the period in which an acquisition occurred.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2022	3,149	$6.60	N/A	N/A
May 2022	5,303	$4.35	N/A	N/A
June 2022	5,424	$1.62	N/A	N/A
Total	13,876	$3.79

Item 5. Other Information

Departure of Directors or Certain Officers; Compensatory Arrangements of Certain Officers.

On August 11, 2022, our Board of Directors (the “Board”), upon the recommendation of the members of the Compensation Committee of the Board, approved an arrangement pursuant to which Cameron Hoyler, our General Counsel, Corporate Secretary, EVP Corporate Development & Strategy, and Chief Compliance Officer, will become a part-time employee beginning August 16, 2022, through an amendment to the Executive Employment Agreement between Mr. Hoyler and us dated August 18, 2021.

After the effective date of the amendment to the Executive Employment Agreement (as so amended, the “Agreement”), Mr. Hoyler will cease to serve in any of the offices listed in the preceding paragraph and will be employed in the position of “Corporate Counsel” to provide advisory services related to our legal matters and, to that end, provide 250 hours of service to the Company in each calendar quarter during the term of the Agreement. Mr. Hoyler’s salary for the 12-month period ending August 15, 2023, is $205,000, which we are obligated to pay in full should Mr. Hoyler be terminated by us without “Cause” (as defined in the Agreement) prior to the end of that 12-month period. There are no other severance payments or benefits under the Agreement. After August 15, 2023, Mr. Hoyler’s salary will be $10,000 per month. Bonus compensation may be paid at our sole discretion. Prior to the amendment of the Agreement, Mr. Hoyler’s annual salary was $350,000, and if he was terminated without Cause or he terminated employment for “Good Reason” (as defined in the Agreement), he was entitled to receive severance payments equal to 12-months of salary, a bonus payment equal to 60% of his annual salary, and reimbursement of health insurance premiums for 12 months following termination.

Mr. Hoyler will not be entitled to participate in any fringe benefits that may be made available to employees or accrue any paid time off. Due to the limited hours of service, we do not expect that Mr. Hoyler will be eligible to participate in our employee benefit plans in which eligibility requires at least 30 hours of service per week or 130 hours of service per month.

If there is a “Fundamental Transaction,” as defined in the Agreement that closes on or before May 15, 2023, Mr. Hoyler will be entitled to receive a payment of $350,000. Prior to the amendment of the Agreement, Mr. Hoyler was entitled to receive upon the occurrence of a Fundamental Transaction and termination of his employment during the 12-month period ending six months following the closing of the Fundamental Transaction a payment of $700,000, a bonus payment equal to 60% of his annual salary, and reimbursement of health insurance premiums for 12 months following termination.

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the Employment Agreement with Cameron Hoyler dated August 18, 2021, and Employment Agreement Amendment No. 1 dated August 11, 2022, filed as Exhibits 10.7 and 10.8 to this report, respectively, and are incorporated by reference herein.

Item 6. Exhibits

Except as otherwise noted, the following exhibits are included in this filing:

3.1	Restated Certificate of Incorporation of PolarityTE, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 1, 2021)
3.2	Certificate of Amendment to the Company’s (Third) Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on May 16, 2022)
3.3	Certificate of Elimination of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on June 16, 2022)
4.1	Form of Pre-Funded Common Stock Purchase Warrant – Registered Direct Offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on June 8, 2022)
4.2	Form of Pre-Funded Common Stock Purchase Warrant – Private Placement Offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on June 8, 2022)
4.3	Form of Preferred Investment Option (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on June 8, 2022)
4.4	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to our Form 8-K filed with the SEC on June 8, 2022)
10.1	Stock Purchase Agreement between Utah CRO Services, Inc., and JP Lawrence Biomedical, Inc., dated April 14, 2022 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 18, 2022)
10.2	Real Estate Purchase and Sale Agreement between IBEX Property LLC, and JP Lawrence Land and Building LLC, dated April 14, 2022 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on April 18, 2022)
10.3	Promissory Note in the Principal Amount of $400,000 dated April 28, 2022 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on May 2, 2022)
10.4	Form of Registered Direct Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on June 8, 2022)
10.5	Form of Private Placement Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on June 8, 2022)
10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on June 8, 2022)
10.7	Employment Agreement with Cameron Hoyler dated August 18, 2021 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on August 24, 2021)
10.8	Employment Agreement Amendment No. 1 with Cameron Hoyler dated August 11, 2022
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to Rule 13a-14(b) and Section 1350, Chapter 63 of Title 18, United States Code
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

Date: August 11, 2022	/s/ Richard Hague
Richard Hague
Chief Executive Officer
Duly Authorized Officer

Date: August 11, 2022	/s/ Jacob Patterson
Jacob Patterson
Chief Financial Officer
Chief Accounting Officer

