Form 10-Q
period 2022-09-30
POLARITYTE, INC.
filed 2022-11-10
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☒

As of November 7, 2022, there were 7,234,319 shares of the Registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$16,094	$19,375
Accounts receivable, net	–	978
Assets held for sale	916	441
Prepaid expenses and other current assets	1,479	1,595
Total current assets	18,489	22,389
Property and equipment, net	2,499	6,923
Operating lease right-of-use assets	246	1,146
Other assets	911	720
TOTAL ASSETS	$22,145	$31,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,895	$3,115
Other current liabilities	904	1,520
Deferred revenue	–	74
Total current liabilities	2,799	4,709
Common stock warrant liability	2,238	6,844
Operating lease liabilities	52	43
Other long-term liabilities	113	338
Total liabilities	5,202	11,934

Commitments and Contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock – 25,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	–	–
Common stock - $.001 par value; 250,000,000 shares authorized; 7,219,974 and 3,299,379 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively*	7	3
Additional paid-in capital	532,573	527,639
Accumulated deficit	(515,637)	(508,398)
Total stockholders’ equity	16,943	19,244
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,145	$31,178

*	Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues
Products	$–	$–	$–	$2,924
Services	–	1,116	814	5,438
Total net revenues	–	1,116	814	8,362
Cost of revenues
Products	–	–	–	448
Services	–	634	616	3,275
Total costs of revenues	–	634	616	3,723
Gross profit	–	482	198	4,639
Operating costs and expenses
Research and development	2,551	3,870	8,489	10,491
General and administrative	2,685	3,687	12,456	14,999
Sales and marketing	–	93	–	2,718
Restructuring and other charges	–	242	38	678
Impairment of assets held for sale	169	–	223	–
Total operating costs and expenses	5,405	7,892	21,206	28,886
Operating loss	(5,405)	(7,410)	(21,008)	(24,247)
Other income (expense), net
Gain on extinguishment of debt	–	–	–	3,612
Change in fair value of common stock warrant liability	1,984	6,354	13,719	4,134
Inducement loss on sale of liability classified warrants	–	–	–	(5,197)
Interest expense, net	(4)	(29)	(33)	(106)
Other income, net	25	64	83	185
Net loss and comprehensive loss	$(3,400)	$(1,021)	$(7,239)	$(21,619)

Net loss per share attributable to common stockholders
Basic*	$(0.47)	$(0.31)	$(1.08)	$(6.81)
Diluted*	$(0.47)	$(0.37)	$(1.54)	$(6.81)
Weighted average shares outstanding
Basic*	7,215,898	3,251,387	6,724,876	3,174,697
Diluted*	7,215,898	3,270,188	7,505,128	3,176,787

*	Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	For the Three and Nine Months Ended September 30, 2022
	Convertible Preferred Stock		Common Stock*		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	–	$–	3,299,379	$3	$527,639	$(508,398)	$19,244
Issuance of preferred stock and warrants through underwritten offering, net of issuance costs of $184	5,000	–	–	–	1,685	–	1,685
Issuance of common stock upon conversion of preferred stock	(5,000)	–	655,738	1	(1)	–	–
Stock-based compensation expense	–	–	–	–	762	–	762
Vesting of restricted stock units	–	–	25,676	–	–	–	–
Shares withheld for tax withholding	–	–	(7,402)	–	(127)	–	(127)
Net loss	–	–	–	–	–	(3,771)	(3,771)
Balance – March 31, 2022	–	–	3,973,391	4	529,958	(512,169)	17,793
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs of $173	–	–	445,500	–	1,840	–	1,840
Issuance of common stock upon exercise of pre-funded warrants	–	–	488,659	1	–	–	1
Fractional shares issued for reverse stock split	–	–	17,024	–	–	–	–
Stock-based compensation expense	–	–	–	–	530	–	530
Purchase of ESPP Shares	–	–	1,800	–	2	–	2
Vesting of restricted stock units	–	–	58,738	–	–	–	–
Shares withheld for tax withholding	–	–	(13,876)	–	(52)	–	(52)
Net loss	–	–	–	–	–	(68)	(68)
Balance – June 30, 2022	–	–	4,971,236	5	532,278	(512,237)	20,046
Issuance of common stock upon exercise of prefunded warrants	–	–	2,234,159	2	–	–	2
Stock-based compensation expense	–	–	–	–	297	–	297
Vesting of restricted stock units	–	–	16,033	–	–	–	–
Shares withheld for tax withholding	–	–	(1,454)	–	(2)	–	(2)
Net loss						(3,400)	(3,400)
Balance – September 30, 2022	–	$–	7,219,974	$7	$532,573	$(515,637)	$16,943

*	Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

	For the Three and Nine Months Ended September 30, 2021
	Common Stock*		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	2,194,284	$2	$505,547	$(478,211)	$27,338
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs of $114	266,800	–	1,255	–	1,255
Issuance of common stock upon exercise of warrants	428,542	1	6,670	–	6,671
Reclassification of warrant liability upon exercise	–	–	8,964	–	8,964
Issuance of common stock upon exercise of pre-funded warrants	306,358	–	8	–	8
Stock-based compensation expense	–	–	1,651	–	1,651
Stock option exercises	100	–	3	–	3
Vesting of restricted stock units	22,617	–	–	–	–
Shares withheld for tax withholding	(4,664)	–	(139)	–	(139)
Forfeiture of restricted stock awards	(1,385)	–	–	–	–
Net loss	–	–	–	(17,410)	(17,410)
Balance – March 31, 2021	3,212,652	3	523,959	(495,621)	28,341

Stock-based compensation expense	–	–	1,640	–	1,640
Purchase of ESPP shares	1,970	–	28	–	28
Vesting of restricted stock units	17,366	–	–	–	–
Shares withheld for tax withholding	(2,290)	–	(53)	–	(53)
Net loss	–	–	–	(3,188)	(3,188)
Balance – June 30, 2021	3,229,698	3	525,574	(498,809)	26,768
Stock-based compensation expense	–	–	1,317	–	1,317
Vesting of restricted stock units	41,035	–	–	–	–
Shares withheld for tax withholding	(8,201)	–	(163)	–	(163)
Net loss	–	–	–	(1,021)	(1,021)
Balance – September 30, 2021	3,262,532	$3	$526,728	$(499,830)	$26,901

*	Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,239)	$(21,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,589	4,389
Depreciation and amortization	1,231	2,083
Impairment of assets held for sale	223	–
Amortization of intangible assets	–	142
Bad debt expense	–	99
Inventory write-off	–	747
Gain on extinguishment of debt – PPP loan	–	(3,612)
Change in fair value of common stock warrant liability	(13,719)	(4,134)
Inducement loss on sale of liability classified warrants	–	5,197
Loss on restructuring and other charges	–	321
Loss on sale of property and equipment	37	7
Gain on sale of subsidiary and property	(32)	–
Loss on disposal of property and equipment	3	–
Changes in operating assets and liabilities:
Accounts receivable	396	2,534
Inventory	–	136
Prepaid expenses and other current assets	326	(1,392)
Operating lease right-of-use assets	900	1,011
Other assets/liabilities, net	(1)	247
Accounts payable and accrued expenses	(1,064)	(456)
Other current liabilities	–	(29)
Deferred revenue	(51)	87
Operating lease liabilities	(898)	(1,082)
Net cash used in operating activities	(18,299)	(15,324)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(37)	(18)
Proceeds from sale of property and equipment	195	23
Proceeds from sale of subsidiary and property, net of selling expenses and cash sold	2,327	–
Net cash provided by investing activities	2,485	5
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from insurance financing arrangements	1,027	1,028
Principal payments on term note payable and financing arrangements	(699)	(708)
Principal payments on financing leases	(256)	(413)
Net proceeds from the sale of common stock, warrants and pre-funded warrants	7,823	9,884
Proceeds from the sale of warrants	–	1,002
Proceeds from warrants exercised	–	6,671
Proceeds from pre-funded warrants exercised	3	8
Net proceeds from the sale of preferred stock and warrants	4,814	–
Cash paid for tax withholdings related to net share settlement	(181)	(355)
Proceeds from stock options exercised	–	3
Proceeds from ESPP purchase	2	28
Net cash provided by financing activities	12,533	17,148
Net (decrease) increase in cash and cash equivalents	(3,281)	1,829
Cash and cash equivalents - beginning of period	19,375	25,522
Cash and cash equivalents - end of period	$16,094	$27,351

Supplemental cash flow information:
Cash paid for interest	$56	$96

Supplemental schedule of non-cash investing and financing activities:
Fair value of placement agent warrants issued in connection with offerings	$417	$838
Reclassification of warrant liability to stockholders’ equity upon exercise of warrant	$–	$8,964
Conversion of Series A and Series B preferred stock into common stock	$16	$–
Allocation of proceeds to warrant liability	$9,113	$8,629
Deferred and accrued offering costs	$98	$400
Sale of assets held for sale in exchange for a note receivable	$400	$–
Reclassification of lease deposit to short term	$210	$–

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

The Company’s first regenerative tissue product is SkinTE. In July 2021, the Company submitted an investigational new drug application (“IND”) for SkinTE to the United States Food and Drug Administration (the “FDA”) through its subsidiary, PolarityTE MD, Inc. Prior to June 1, 2021, the Company sold SkinTE under Section 361 of the Public Health Service Act in 2020 and into 2021 and, after the Company’s decision to file an IND under Section 351 of that Act, under an enforcement discretion position stated by the FDA in a regenerative medicine policy framework to help facilitate regenerative medicine therapies. The FDA’s stated period of enforcement discretion ended May 31, 2021. Consequently, the Company terminated commercial sales of SkinTE on May 31, 2021, ceased its SkinTE commercial operations, and transitioned to a clinical stage company pursuing an IND for SkinTE. As a result, there were no product sales from commercial SkinTE after June 2021. The only revenues recognized subsequent to June 2021 for SkinTE were nominal amounts collected on accounts for product shipped prior to the end of May 2021 that were not previously recognized because of concerns with collectability. No revenue for SkinTE was recognized during the three and nine months ended September 30, 2022.

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

Cash and cash equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. As of September 30, 2022, the Company did not hold any cash equivalents.

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

In the contract services segment, the Company recorded service revenues from the sale of its preclinical research services, which included delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consisted of a single performance obligation that the Company satisfied over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides an appropriate measure of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This required the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue were recognized based on payment timing and work completed. Generally, a portion of the payment was due upfront and the remainder upon completion of the contract, with most contracts completing in less than a year. Contract services also included research and laboratory testing services to unrelated third parties on a contract basis. Due to the short-term nature of the services, these customer contracts generally consisted of a single performance obligation that the Company satisfied at a point in time. The Company satisfied the single performance obligation and recognized revenue upon delivery of testing results to the customer. As of September 30, 2022 and December 31, 2021, the Company had unbilled receivables of zero and $0.5 million, respectively, and deferred revenue of zero and $0.1 million, respectively. Revenue of $0.1 million was recognized during the nine months ended September 30, 2022 that was included in the deferred revenue balance as of December 31, 2021.

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

Net Loss Per Share. Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Gains on warrant liabilities are only considered dilutive when the average market price of the common stock during the period exceeds the exercise price of the warrants. All common stock warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing earnings per share (EPS), outstanding warrants and preferred stock are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net loss for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed losses. No loss was allocated to the warrants or preferred stock for the three and nine months ended September 30, 2022 and 2021 as the Company incurred a loss for each period and the warrant and preferred stockholders are not required to absorb losses. The Company has issued pre-funded warrants from time to time at an exercise price of $0.025 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing basic earnings per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date.

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

3. LIQUIDITY AND GOING CONCERN

The Company is a clinical stage biotechnology company that has incurred recurring losses and negative cash flows from operations since commencing its biotechnology business in 2017. As of September 30, 2022, the Company had an accumulated deficit of $515.6 million. As of September 30, 2022, the Company had cash and cash equivalents of $16.1 million. The Company has been funded historically through sales of equity and debt.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrant liability	$–	$–	$2,238	$2,238
Total	$–	$–	$2,238	$2,238

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrant liability	$–	$–	$6,844	$6,844
Total	$–	$–	$6,844	$6,844

The Company assesses its assets held for sale, long-lived assets, including property, plant, and equipment and ROU assets at their estimated fair value on a non-recurring basis. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting impairment would require that the asset be recorded at its fair value. During the nine months ended September 30, 2022, the Company recognized an impairment charge of $0.2 million related to equipment classified in assets held for sale. During the nine months ended September 30, 2021, the Company recognized an impairment charge of $0.4 million related to property and equipment. As of each measurement date, the fair value of assets held for sale and property and equipment was determined utilizing Level 3 inputs and were based on a market approach. See Notes 7 and Note 15 for additional details.

The following table presents the change in fair value of the liability classified common stock warrants for the nine months ended September 30, 2022 (in thousands):

	Fair Value at December 31, 2021	Initial Fair Value at Issuance	(Gain) Loss Upon Change in Fair Value	Fair Value at September 30, 2022
Warrant liabilities
February 14, 2020 issuance	$291	$–	$(278)	$13
December 23, 2020 issuance	239	–	(234)	5
January 14, 2021 issuance	3,345	–	(3,223)	122
January 25, 2021 issuance	2,969	–	(2,860)	109
March 16, 2022 issuance	–	3,129	(3,073)	56
June 8, 2022 issuance	–	5,984	(4,051)	1,933
Total	$6,844	$9,113	$(13,719)	$2,238

The following table presents the change in fair value of the liability classified common stock warrants for the nine months ended September 30, 2021 (in thousands):

	Fair Value at December 31, 2020	Initial Fair Value at Issuance	(Gain) Loss Upon Change in Fair Value	Liability Reduction Due to Exercises	Fair Value at September 30, 2021
Warrant liabilities
February 14, 2020 issuance	$328	$–	$(6)	$–	$322
December 23, 2020 issuance	5,647	–	3,585	(8,964)	268
January 14, 2021 issuance	–	8,629	(4,858)	–	3,771
January 25, 2021 issuance	–	6,199	(2,855)	–	3,344
Inducement loss on initial fair value(1)	–	–	5,197	–	–
Total	$5,975	$14,828	$1,063	$(8,964)	$7,705

(1)	Concurrent with the issuance of the January 25, 2021 warrants, upon the exercise of the December 23, 2020 warrants, an inducement loss of $5.2 million was recorded during the nine-month period ended September 30, 2021, as the fair value of the initial warrant liability for the new warrants of $6.2 million exceeded the gross proceeds received upon sale of the new warrants of approximately $1.0 million.

The Company uses the Monte Carlo simulation model to determine the fair value of the liability classified warrants. Input assumptions used to measure the fair value of these freestanding instruments are as follows:

For the Nine Months ended
September 30, 2022
Stock price	$0.87 – 8.55
Exercise price	$2.40 – 34.50
Risk-free rate	1.95 – 4.23%
Volatility	98.4 – 123.6%
Remaining term (years)	1.46 – 5.00

For the Nine Months ended
September 30, 2021
Stock price	$16.25 – 30.25
Exercise price	$2.50 – 34.50
Risk-free rate	0.42 – 1.13%
Volatility	99.0 – 102.8%
Remaining term (years)	4.23 – 5.87

5. ASSETS AND LIABILITIES HELD FOR SALE

Equipment

In November 2021, the Company committed to a plan to sell a variety of lab equipment within the regenerative medicine products reporting segment. The lab equipment has been designated as held for sale and is presented as such within the condensed consolidated balance sheet as of December 31, 2021 and September 30, 2022.

In September 2022, the Company committed to a plan to sell a variety of lab equipment within the regenerative medicine products reporting segment. The lab equipment has been designated as held for sale and is presented as such within the condensed consolidated balance sheet as of September 30, 2022. During the nine months ended September 30, 2022, the Company recorded an impairment of $0.2 million related to the lab equipment designated as held for sale within the regenerative medicine products reporting segment.

IBEX Sale

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

On April 14, 2022, Utah CRO entered into a Stock Purchase Agreement (the “Stock Agreement”) with an unrelated third party (“Buyer”), pursuant to which Utah CRO agreed to sell all the outstanding IBEX Shares to Buyer in exchange for an unsecured promissory note in the principal amount of $0.4 million bearing simple interest at the rate of 10% per annum with interest only payable on a quarterly basis and all principal and remaining accrued interest due on the five-year anniversary of the closing of the sale of the IBEX Shares to Buyer. Furthermore, on April 14, 2022, IBEX Property entered into a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) with another unrelated third party (“Purchaser”) pursuant to which IBEX Property agreed to sell to Purchaser the Property at a gross purchase price of $2.8 million payable in cash at closing of the transaction. The Buyer and Purchaser are affiliates of each other as a result of common ownership. On April 28, 2022, the parties to the Stock Agreement and Real Estate Agreement closed the transactions contemplated thereby and on April 29, 2022, the Company received the promissory note described above in the principal amount of $0.4 million and net cash proceeds of $2.3 million, after deducting closing costs and advisory fees, from sale of the Property under the Real Estate Agreement. As of a result of this transaction, the Company recorded $0.4 million as a long-term note receivable in other assets within the accompanying condensed consolidated balance sheets as of September 30, 2022. As the sale price less cost to sell was greater than the carrying value of these assets the Company recognized an insignificant net gain on sale in the second quarter of fiscal year 2022 in other income, net within the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the major components of prepaid expenses and other current assets (in thousands):

	September 30, 2022	December 31, 2021
Other current receivable	$97	$67
Short term deposit	359	150
Prepaid insurance	627	239
Prepaid expenses	298	445
Deferred offering costs	98	694
Total prepaid expenses and other current assets	$1,479	$1,595

7. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$5,777	$8,502
Land and buildings	–	2,000
Computers and software	992	1,129
Leasehold improvements	2,038	2,107
Construction in progress	–	133
Furniture and equipment	119	123
Total property and equipment, gross	8,926	13,994
Accumulated depreciation	(6,427)	(7,071)
Total property and equipment, net	$2,499	$6,923

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

The Company evaluated the future use of its commercial property and equipment and recorded an impairment charge of approximately $0.2 million during the nine months ended September 30, 2022. The impairment charge related to lab equipment designated as held for sale within the regenerative medicine products reporting segment.

Depreciation and amortization expense for property and equipment, including assets acquired under financing leases was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expense	$14	$71	$75	$667
Research and development expense	359	575	1,156	1,416
Total depreciation and amortization expense	$373	$646	$1,231	$2,083

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

Financing Leases

In November 2018 and April 2019, the Company entered into financing leases primarily for laboratory equipment used in research and development activities. The financing leases have remaining terms that range from less than 1 month to 19 months as of September 30, 2022 and include options to purchase equipment at the end of the lease. Because the rate implicit in the lease is not readily determinable, the Company has used an incremental borrowing rate of 10% to determine the present value of the lease payments for these leases.

As of September 30, 2022, the maturities of operating and finance lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2022 (excluding the nine months ended September 30, 2022)	$233	$80
2023	48	312
2024	41	42
Total lease payments	322	434
Less:
Imputed interest	(8)	(29)
Total	$314	$405

Supplemental balance sheet information related to leases was as follows (in thousands):

Finance leases

	September 30, 2022	December 31, 2021
Finance lease right-of-use assets included within property and equipment, net	$305	$461

Current finance lease liabilities included within other current liabilities	$292	$329
Non-current finance lease liabilities included within other long-term liabilities	113	338
Total	$405	$667

Operating leases

	September 30, 2022	December 31, 2021
Current operating lease liabilities included within other current liabilities	$262	$1,169
Operating lease liabilities – non-current	52	43
Total	$314	$1,212

The components of lease expense were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease costs included within operating costs and expenses	$318	$385	$954	$1,172
Finance lease costs:
Amortization of right-of-use assets	$50	$163	$151	$491
Interest on lease liabilities	12	24	42	80
Total	$62	$187	$193	$571

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows from operating leases	$952	$1,243
Operating cash out flows from finance leases	$42	$80
Financing cash out flows from finance leases	$256	$413
Lease liabilities arising from obtaining right-of-use assets:
Remeasurement of operating lease liability due to lease modification/termination	$–	$386

As of September 30, 2022 and December 31, 2021, the weighted average remaining lease term for operating leases was 0.8 and 1.0 years, respectively, and the weighted average discount rate used for operating leases was 9.26% and 9.96%, respectively. As of September 30, 2022 and December 31, 2021, the weighted average remaining lease term for finance leases was 1.4 and 2.0 years, respectively, and the weighted average discount rate used for finance leases was 9.65% and 9.63%, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$351	$173
Salaries and other compensation	610	722
Legal and accounting	117	1,082
Accrued severance	–	111
Benefit plan accrual	66	102
Clinical trials	404	161
Accrued offering costs	–	400
Accrued property taxes	202	166
Other	145	198
Total accounts payable and accrued expenses	$1,895	$3,115

10. OTHER CURRENT LIABILITIES

The following table presents the major components of other current liabilities (in thousands):

	September 30, 2022	December 31, 2021
Current finance lease liabilities	$292	$329
Current operating lease liabilities	262	1,169
Short-term financing arrangement	346	–
Other	4	22
Total other current liabilities	$904	$1,520

The short-term financing balance is related to a financing arrangement entered into during the nine months ended September 30, 2022 to fund an insurance contract. Under the financing arrangement, the amounts will be repaid in nine equal monthly installments, with an interest rate of 3.85%.

11. STOCK-BASED COMPENSATION

2020, 2019 and 2017 Equity Incentive Plans

2020 Plan

On October 25, 2019, the Company’s Board of Directors (the “Board”) approved the Company’s 2020 Stock Option and Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on December 19, 2019, the date approved by the stockholders. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock awards, dividend equivalent rights, and cash-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2020 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 419,549 shares of common stock are issuable pursuant to awards under the 2020 Plan. No grants of awards may be made under the 2020 Plan after the later of December 19, 2029, or the tenth anniversary of the latest material amendment of the 2020 Plan and no grants of incentive stock options may be made after October 25, 2029. The 2020 Plan provides that effective on January 1 of each year the number of shares of common stock reserved and available for issuance under the 2020 Plan shall be cumulatively increased by the lesser of 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the 2020 plan administrator. Pursuant to the 2020 Plan, the number of shares of common stock available for issuance increased by 131,872 shares during January 2022. On September 9, 2022, the Board approved an amendment to the Company’s 2020 Stock Option and Incentive Plan to increase the number of shares available for awards by adding 1,450,000 shares to the 2020 Plan. The increase in shares is subject to stockholder approval at the next annual or special meeting of stockholders. As of September 30, 2022, the Company had 171,855 shares available for future issuances under the 2020 Plan.

2019 Plan

On October 5, 2018, the Company’s Board approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 120,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of September 30, 2022, the Company had 7,385 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 292,000 shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of September 30, 2022, the Company had 31,977 shares available for future issuances under the 2017 Plan.

A summary of the Company’s employee and non-employee stock option activity is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding – December 31, 2021	230,912	$197.75
Granted	420	$12.64
Forfeited	(41,878)	$257.76
Outstanding – September 30, 2022	189,454	$183.96
Options exercisable, September 30, 2022	172,897	$197.88

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

Restricted Stock

A summary of the Company’s employee and non-employee restricted stock activity is presented below:

Number of Shares
Unvested - December 31, 2021	206,547
Granted	–
Vested(1)	(109,516)
Forfeited	(7,384)
Unvested – September 30, 2022	89,647

(1)	The number of vested restricted stock units and awards includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Stock-Based Compensation Expense

The stock-based compensation expense related to stock options, restricted stock awards, and the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expense	$226	$911	$1,154	$3,245
Research and development expense	71	354	435	950
Sales and marketing expense	–	–	–	194
Restructuring and other charges	–	52	–	219
Total stock-based compensation expense	$297	$1,317	$1,589	$4,608

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

Concurrent with the closing of the offering on March 16, 2022, the Company modified the exercise price of the Existing 2021 Warrants. 363,636 warrants issued on January 14, 2021, and 320,641 warrants issued on January 25, 2021 were modified to reduce the exercise price from $30 to $8.75 per share. The exercise price of the placement agent warrants was not modified. The Existing 2021 Warrants remain outstanding and unexercised as of September 30, 2022.

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

As the March 2022 Warrants and placement agent warrants could each require cash settlement in certain scenarios, the common stock warrants and placement agent warrants were classified as liabilities upon issuance and were initially recorded at estimated fair values of $3.0 million and $0.1 million, respectively. The Series A and Series B preferred stock were equity classified because they met characteristics of the equity classification criteria. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $1.9 million allocated to the preferred stock. The net proceeds to the Company from the offering were $4.5 million, after direct offering expenses of $0.2 attributable to equity classified preferred stock, which were recorded as a reduction to paid-in capital, and $0.3 million attributable to the liability classified March 2022 Warrants and private placement common stock warrants, which are included in general and administrative within the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022.

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

On June 8, 2022, the Company completed the registered direct offering of 445,500 shares of its common stock, par value $0.001 per share at a purchase price of $2.525 per share and 1,138,659 pre-funded warrants at a purchase price of $2.524 per warrant. The Company also sold 1,584,159 pre-funded warrants at a purchase price of $2.524 per warrant in the private placement offering. Each pre-funded warrant sold in the registered direct offering and private placement offering is exercisable for one share of common stock at an exercise price of $0.001 per share, is immediately exercisable, and will not expire until fully exercised. Under the securities purchase agreements for the Offerings, the Company agreed to issue to the investor in the Offerings unregistered preferred investment options (the “June 2022 Warrants”) to purchase up to an aggregate of 3,168,318 shares of common stock, which were issued at the closing of the Offerings. The June 2022 Warrants are exercisable for one share immediately upon issuance at an exercise price of $2.40 per share and will expire five years from the date of issuance. The holder of the pre-funded warrants sold in the registered direct offering has exercised 488,659, 545,000, and 1,689,159 of such warrants in June 2022, July 2022, and August 2022, respectively, leaving 3,168,318 June 2022 Warrants that remain outstanding and unexercised as of September 30, 2022. The holder of the warrants may not exercise any portion of such warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent, warrants to purchase 5.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 158,416 shares of common stock). The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125% of the purchase price per share (or $3.156 per share). None of the placement agent warrants have been exercised as of September 30, 2022. The net proceeds to the Company from the offering were $7.3 million, after direct offering expenses of $0.7 million payable by the Company.

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

The Company measured the fair value of the common warrants and placement agent warrants using the Monte Carlo simulation model at issuance and again on September 30, 2022 using the following inputs:

Common warrants:

	March 16, 2022	September 30, 2022
Stock price	$8.55	$0.87
Exercise price	$8.75	$8.75
Risk-free rate	1.95%	4.13%
Volatility	101.5%	119.4%
Remaining term (years)	2.0	1.46

	June 8, 2022	September 30, 2022
Stock price	$2.30	$0.87
Exercise price	$2.40	$2.40
Risk-free rate	3.03%	4.09%
Volatility	107.1%	111.7%
Remaining term (years)	5.0	4.69

Placement agent warrants:

	March 16, 2022	September 30, 2022
Stock price	$8.55	$0.87
Exercise price	$9.53	$9.53
Risk-free rate	1.95%	4.13%
Volatility	101.5%	119.4%
Remaining term (years)	2.0	1.46

	June 8, 2022	September 30, 2022
Stock price	$2.30	$0.87
Exercise price	$3.16	$3.16
Risk-free rate	3.03%	4.09%
Volatility	107.1%	111.7%
Remaining term (years)	5.0	4.69

The following table summarizes warrant activity for the nine months ended September 30, 2022:

	Outstanding December 31, 2021	Warrants Issued	Warrants Exercised	Outstanding September 30, 2022
Transaction
February 14, 2020 common warrants	21,580	–	–	21,580
December 23, 2020 placement agent warrants	25,651	–	–	25,651
January 14, 2021 common warrants	363,636	–	–	363,636
January 14, 2021 placement agent warrants	21,818	–	–	21,818
January 25, 2021 common warrants	320,641	–	–	320,641
January 22, 2021 placement agent warrants	19,238	–	–	19,238
March 16, 2022 common warrants	–	655,738	–	655,738
March 16, 2022 placement agent warrants	–	32,787	–	32,787
June 8, 2022 common warrants	–	3,168,318	–	3,168,318
June 8, 2022 placement agent warrants	–	158,416	–	158,416
Total	772,564	4,015,259	–	4,787,823

On March 30, 2021, the Company entered into a sales agreement (“Sales Agreement”) with an investment banking firm to sell shares of common stock having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which the investment banking firm would act as sales agent. On February 28, 2022, the Company exercised its right to terminate the Sales Agreement and was obligated to make a one-time payment to the investment banking firm of $0.4 million. As a result of the termination of the Sales Agreement, the Company expensed previously capitalized deferred offering costs of $0.7 million which are included in general and administrative expense within the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022. No common stock was sold under the Sales Agreement.

13. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following tables present reconciliations for the numerators and denominators of basic and diluted net loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Numerator:	2022	2021	2022	2021
Net loss, primary	$(3,400)	$(1,021)	$(7,239)	$(21,619)
Less: gain from change in fair value of warrant liabilities	–	(174)	(4,329)	(27)
Net loss, diluted	$(3,400)	$(1,195)	$(11,568)	$(21,646)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Denominator:	2022	2021	2022	2021
Basic weighted average number of common shares(1)	7,215,898	3,251,387	6,724,876	3,174,697
Potentially dilutive effect of warrants	–	18,801	780,252	2,090
Diluted weighted average number of common shares	7,215,898	3,270,188	7,505,128	3,176,787

(1)	In December 2020, January 2021, and June 2022, the Company sold pre-funded warrants to purchase up to 209,522, 96,836, and 2,722,818 shares of common stock, respectively. The shares of common stock associated with the pre-funded warrants are considered outstanding for the purposes of computing earnings per share prior to exercise because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. The pre-funded warrants sold in December 2020 and January 2021 were exercised in January 2021 and 488,659, 545,000, and 1,689,159 of the pre-funded warrants sold in June 2022 were exercised in June 2022, July 2022, and August 2022, respectively, and included in the denominator for the period of time the warrants were outstanding.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Stock options	189,454	235,949	189,454	235,949
Restricted stock	89,647	185,264	89,647	185,264
Common stock warrants	4,787,823	750,986	1,439,510	746,914
Shares committed under ESPP	10,308	1,088	10,308	1,088

14. DEBT

PPP Loan

On April 12, 2020, our subsidiary PolarityTE MD, Inc. (the “Borrower”) entered into a promissory note evidencing an unsecured loan in the amount of $3,576,145 made to it under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Loan to the Borrower was made through KeyBank, N.A., a national banking association (the “Lender”). The interest rate on the Loan is 1.00%. Beginning seven months from the date of the Loan the Borrower is required to make 24 monthly payments of principal and interest in the amount of $150,563. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Borrower, or filing suit and obtaining judgment against the Borrower. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP. On October 15, 2020, the Borrower applied to the Lender for forgiveness of the PPP Loan in its entirety based on the Borrower’s use of the PPP Loan for payroll costs, rent, and utilities. In June of 2021, the Company received notice of forgiveness of the PPP Loan in whole and the Lender was paid by the SBA, including all accrued unpaid interest. The Company recorded the forgiveness of $3.6 million of principal and accrued interest, which were included in gain on extinguishment of debt on the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2021. The SBA may audit any PPP loan at its discretion up to six years after the date the SBA forgave the PPP loan.

15. RESTRUCTURING

As discussed in Note 7, the Company decided to file an IND in the second half of 2021, cease commercial sales of SkinTE by May 31, 2021, and wind down its SkinTE commercial operations. As a result, management approved several actions as part of a restructuring plan. During the first quarter of 2021, the Company recorded $0.4 million of restructuring charges related to property and equipment impairment. The Company recognized $0.2 and $0.4 million of expense related to employee severance and benefit arrangements for the three and nine months ended September 30, 2021. The Company also recognized incremental expense of $0.2 million for the three and nine months ended September 30, 2021 related to the remeasurement of employee stock options that were modified due to restructuring. Further, during the second quarter of 2021 and effective June 30, 2021, the Company terminated a lease which included manufacturing, laboratory, and office space and recorded a net gain on termination of $0.3 million. During the three months ended September 30, 2022, the Company did not recognize any restructuring expense. During the nine months ended September 30, 2022, the Company recognized nominal expense related to employee severance due to a reduction of headcount in the Company’s research and development department.

16. COMMITMENTS AND CONTINGENCIES

Contingencies

Securities Class Action and Derivative Lawsuits

On September 24, 2021, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Marc Richfield against the Company and certain officers of the Company, Case No. 2:21-cv-00561-BSJ. The Court subsequently appointed a Lead Plaintiff and ordered the Lead Plaintiff to file an amended Complaint by February 7, 2022, which was extended to February 21, 2022. The Lead Plaintiff filed an amended complaint on February 21, 2022, against the Company, two current officers of the Company, and three former officers of the Company (the “Complaint”). The Complaint alleges that during the period from January 30, 2018, through November 9, 2021, the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 adopted thereunder. Specifically, the Complaint alleges that the defendants misrepresented or failed to disclose that: (i) the Company’s product, SkinTE, was improperly registered as a 361 HCT/P under Section 361 of the Public Health Service Act and that, as a result, the Company’s ability to commercialize SkinTE as a 361 HCT/P was not sustainable because it was inevitable SkinTE would need to be registered under Section 351 of the Public Health Service Act; (ii) the Company characterized itself as a commercial stage company when it knew sales of SkinTE as a 361 HCT/P were unsustainable and that, as a result, it would need to file an IND and become a development stage company; (iii) issues arising from an FDA inspection of the Company’s facility in July 2018, were not resolved even though the Company stated they were resolved; and (iv) the IND for SkinTE was deficient with respect to certain chemistry, manufacturing, and control items, including items identified by the FDA in July 2018, and as a result it was unlikely that the FDA would approve the IND in the form it was originally filed. The Company filed a motion to dismiss the complaint for failure to state a claim, on April 22, 2022. The Lead Plaintiff filed its memorandum in opposition to the Company’s motion to dismiss on July 18, 2022. The Company filed its reply memorandum to the Lead Plaintiff’s opposition memorandum on August 11, 2022, and oral argument on the motion to dismiss was held September 8, 2022. At the hearing the judge issued a ruling from the bench dismissing the Complaint without prejudice and granting the Lead Plaintiff leave to file an amended complaint. The Lead Plaintiff filed an amended complaint (the “Amended Complaint”) on October 3, 2022, alleging additional facts. The Company filed a motion to dismiss the Amended Complaint for failure to state a claim on November 2, 2022, and Lead Plaintiff is required to file its brief in opposition to the Company’s motion by December 2, 2022. The Company believes the allegations in the Amended Complaint are without merit, and intends to defend the litigation vigorously. At this early stage of the proceedings, we are unable to make any prediction regarding the outcome of the litigation.

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

Other Matters

In the ordinary course of business, the Company may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment, regulatory compliance, and other matters. Except as noted above, at September 30, 2022, the Company was not party to any legal or arbitration proceedings that may have significant effects on its financial position or results of operations. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate of the Company’s is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

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

On June 25, 2021, the Company entered into a statement of work with a contract research organization to provide services for a proposed clinical trial described as a multi-center, prospective, randomized controlled trial evaluating the effects of SkinTE in the treatment of full-thickness diabetic foot ulcers at a cost of approximately $6.5 million consisting of $3.1 million of service fees and $3.4 million of estimated costs. In July 2021 the Company prepaid 10% of the total cost recited in the original work order, or $0.5 million, which will be applied to payment of the final invoice under the work order. Over the approximately three-year term of the clinical trial the service provider shall submit to the Company for payment invoices on a monthly basis for units of work stated in the work order that are completed and billable expenses incurred. During the three and nine months ended September 30, 2022, the Company received invoices for work performed and expenses incurred totaling $0.3 and $0.9 million, respectively. Either party may terminate the agreement without cause on 60 days’ notice to the other party.

17. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 21, 2019, the Company and Dr. Denver Lough, a principal shareholder and former officer and director, signed a settlement terms agreement that provides, in part, that the Company pay to Dr. Lough $1,500,000 in cash on October 1, 2019 and an additional $1,500,000 in cash in equal monthly installments beginning November 1, 2019 and ending April 1, 2021. In addition, the Company agreed to award to Dr. Lough 200,000 restricted stock units that vest in 18 equal monthly installments beginning October 1, 2019. As of September 30, 2022, the Company has no remaining liability related to future cash payments under the agreement. The fair value of the restricted stock units was $0.8 million and was fully expensed upon Dr. Lough’s termination.

In October 2018, the Company entered into an office lease covering approximately 7,250 square feet of rental space in the building located at 40 West 57th Street in New York City. The lease is for a term of three years. The annual lease rate is $60 per square foot. Initially the Company would occupy and pay for only 3,275 square feet of space, and the Company was not obligated under the lease to pay for the remaining 3,975 square feet covered by the lease unless it elected to occupy that additional space. The Company believes the terms of the lease were very favorable to it, and the Company obtained the favorable terms through the assistance of Peter A. Cohen, a director, which he provided so that the company he owns, Peter A. Cohen, LLC (“Cohen LLC”), could sublease a portion of the office space. The lease expired on October 31, 2021. The Company recognized $0 and $55,000 of sublease income for the three months ended September 30, 2022 and 2021, respectively, and $0 and $165,000 for the nine months ended September 30, 2022 and 2021, respectively. The sublease income is included in other income, net in the condensed consolidated statement of operations and comprehensive loss.

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

Certain information concerning the Company’s segments is presented in the following tables (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues:
Reportable segments:
Regenerative medicine	$–	$–	$–	$2,924
Contract services	–	1,116	814	5,438
Total net revenues	$–	$1,116	$814	$8,362

Net (loss)/income:
Reportable segments:
Regenerative medicine	$(3,413)	$(972)	$(6,836)	$(21,903)
Contract services	13	(49)	(403)	284
Total net loss	$(3,400)	$(1,021)	$(7,239)	$(21,619)

19. SUBSEQUENT EVENT

As described in Note 8 the Company exercised its option to purchase the Property the Company occupies for offices, manufacturing, and lab activities for $17.5 million. The Company also entered into an agreement with BCG to sell the Property to BCG for $17.5 million and then lease a portion of the building on the Property back to the Company to house the Company’s operations. The transactions provide for closing on November 15, 2022, and included a right to extend the closing to November 30, 2022. On November 9, 2022, the Company entered into an Addendum to the BCG Agreement providing, in part, for BCG exercising its right to extend the closing to November 30, 2022, in consideration of making an extension deposit with the escrow holder of $50,000, and the Company exercising its right under the Purchase Agreement with the Landlord to extend the closing to November 30, 2022, in consideration of making an extension deposit with the escrow holder of $50,000. The Addendum also provides for the Company’s formation of a single member limited liability company owned by the Company, which will be used as the vehicle to effectuate purchase of the Property from the Landlord at closing, effectuate a change in ownership of the Property to BCG or its assigns, and lease a portion of the building on the Property back to the Company to house its operations.

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

Regenerative Tissue Product

Our first regenerative tissue product is SkinTE. On July 23, 2021, we submitted an IND for SkinTE to the U.S. Food and Drug Administration (the “FDA”) through our subsidiary, PolarityTE MD, Inc. (“PTE-MD”), as the first step in the regulatory process for obtaining licensure for SkinTE under Section 351 of the Public Health Service Act. The FDA subsequently issued clinical hold correspondence to us identifying certain issues that needed to be addressed before the IND could be approved. We provided responses to the FDA, and on January 14, 2022, the FDA notified us that the clinical hold had been removed. Our first planned pivotal study under our IND is a multi-center, randomized controlled trial evaluating SkinTE in the treatment of diabetic foot ulcers (“DFUs”) classified as Grade 2 in the Wagner classification system entitled “Closure Obtained with Vascularized Epithelial Regeneration for DFUs with SkinTE,” or “COVER DFUs Trial.” We plan to enroll up to 100 subjects at up to 20 sites in the U.S. in the COVER DFUs Trial, which will compare treatment with SkinTE plus the standard-of-care to the standard-of-care alone. The primary endpoint is the incidence of DFUs closed at 24 weeks. Secondary endpoints include percent area reduction (“PAR”) at 4, 8, 12, 16, and 24 weeks, improved quality of life, and new onset of infection of the DFU being evaluated. We have been enrolling subjects in the COVER DFUs Trial since the end of April 2022, and we expect the study will be fully enrolled sometime in the first six months of 2024. Additionally, there is an interim analysis planned for the first 50 patients and we believe that data will be available in the fourth calendar quarter of 2023.

In March 2022, we submitted to the FDA a request for a Regenerative Medicine Advanced Therapy (“RMAT”) designation for SkinTE under our IND. Established under the 21st Century Cures Act, RMAT designation is a dedicated program designed to expedite the drug development and review processes for promising regenerative medicine products, including human cellular and tissue-based therapies. A regenerative medicine therapy is eligible for RMAT designation if it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or therapy has the potential to address unmet medical needs for such disease or condition. RMAT designation provides the benefits of intensive FDA guidance on efficient drug development, including the ability for early interactions with the FDA to discuss potential ways to support accelerated approval and satisfy post-approval requirements, potential priority review of a BLA, and other opportunities to expedite development and review. By letter dated May 11, 2022, we were advised by the FDA that it concluded SkinTE meets the criteria for RMAT designation for the treatment of DFUs and venous leg ulcers (“VLUs”).

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

Liquidity and Capital Resources

Available Capital Resources and Potential Sources of Liquidity

As of September 30, 2022, we had $16.1 million in cash and cash equivalents and working capital of approximately $15.7 million. For the nine-month period ended September 30, 2022, cash used in operating activities was $18.3 million, or an average of $2.0 million per month, compared to $15.3 million of cash used in operating activities, or an average of $1.7 million per month, for the nine-month period ended September 30, 2021. For the three-month period ended September 30, 2022, cash used in operating activities was $4.0 million, or an average of $1.3 million per month, compared to $4.6 million of cash used in operating activities, or an average of $1.5 million per month, for the three-month period ended September 30, 2021.

As of the date of this quarterly report we do not expect that our cash and cash equivalents of $16.1 million as of September 30, 2022, will be sufficient to fund our current business plan including related operating expenses and capital expenditure requirements beyond the second calendar quarter of 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern, as we do not believe that our cash and cash equivalents will be sufficient to fund our business plan for at least twelve months from the date of issuance of our quarterly financial statements in this report. We plan to address this condition by raising additional capital to finance our operations.

After April 2022 we have not engaged in any business activity that generates cash flows from operations, which in the past contributed to defraying our operating costs, and we do not expect we will be engaged in any operating business activity that would generate cash flow in the foreseeable future. Accordingly, we expect we will be dependent on obtaining capital from external sources to fund our operations over the next three to four years. Although we have been successful in raising capital in the past, financing may not be available on terms favorable to us, if at all, so we may not be successful in obtaining additional financing. Therefore, it is not considered probable, as defined in applicable accounting standards, that our plan to raise additional capital will alleviate the substantial doubt regarding our ability to continue as a going concern.

Anticipated Uses of Capital Resources

As noted above, we are focused primarily on the advancement of our IND and subsequent BLA to attain a license to manufacture and distribute SkinTE. To that end, in June 2021 we engaged a contract research organization (“CRO”) to provide services for the COVER DFUs Trial at a cost of approximately $6.5 million consisting of $3.1 million of service fees and $3.4 million of estimated costs. In 2021 we prepaid $0.5 million, which will be applied to payment of the final invoice under the work order. Over the approximately three-year term of the COVER DFUs Trial the service provider will submit to us for payment monthly invoices for units of work stated in the work order that are completed and billable expenses incurred. We began enrolling subjects in our COVER DFUs at the end of April 2022, and we believe we may be able to complete enrollment of 100 subjects sometime in the first six months of 2024. As enrollment increases, we expect our monthly CRO and related costs of conducting the trial will ramp up.

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

We will need to raise additional capital in the future to fund our effort to obtain FDA approval of SkinTE and maintain our operations. Any additional equity financing including financings involving convertible securities, if able to be obtained, may be highly dilutive, on unfavorable terms, or otherwise disadvantageous, to existing stockholders. Debt financing, if available, may involve restrictive covenants or require us to grant a security interest in our assets. If we elect to pursue collaborative arrangements, the terms of such arrangements may require us to relinquish rights to certain of our technologies, products, or marketing territories. Our failure to raise additional capital when needed, and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to continue operations, any of which would have a material adverse effect on our business, financial condition, results of operation, and prospects.

Results of Operations

Changes in Polarity’s Operations

There have been significant changes in our operations affecting our results of operations for the nine-month period ended September 30, 2022, compared to nine-month period ended September 30, 2021.

On July 23, 2021, we submitted an IND for SkinTE to the FDA through our subsidiary, PTE-MD, as the first step in the regulatory process for obtaining licensure for SkinTE under Section 351 of the Public Health Service Act. The FDA subsequently issued clinical hold correspondence to us identifying certain issues that needed to be addressed before the IND could be approved. We provided responses to the FDA, and on January 14, 2022, the FDA sent correspondence informing us that the clinical hold had been removed. Acceptance of the IND by the FDA enables us to commence the first of two expected pivotal studies needed to support a BLA for SkinTE. We ceased selling SkinTE at the end of May 2021, when the period of enforcement discretion previously announced by the FDA with respect to its IND and premarket approval requirements for regenerative medicine therapies, such as SkinTE, came to an end, and we do not expect to be able to commercialize SkinTE until our BLA is approved, which we believe will take at least three to four years. Consequently, we recognized products net revenues in the nine months of 2021, and did not have any such revenues in the first nine months of 2022.

Our subsidiary, Arches Research, Inc. (“Arches”) began offering COVID-19 testing services in May 2020 under 30-day renewable testing agreements with multiple nursing home and pharmacy facilities in the state of New York controlled by a single company, which substantially added to our services net revenues in the first three months of 2021. When the New York nursing homes and pharmacies adopted on-site employee testing at the end of March 2021, our COVID-19 testing revenues declined substantially, and in August 2021, we decided to cease COVID-19 testing. Arches focused its research and development resources on supporting our IND and clinical trial efforts for the remainder of 2021 and continued in that role in 2022. However, we do not expect we will have the same need for research and development staff associated with product development and, as a result, we reduced research and development staff in April 2022, and began to eliminate or sell certain items of equipment that had been leased or purchased for our research and development activity.

At the beginning of May 2018, we acquired a preclinical research and veterinary sciences business, which we operated through our indirect subsidiary, IBEX Preclinical Research, Inc. (“IBEX”). Utah CRO Services, Inc., a Nevada corporation (“Utah CRO”), is our direct subsidiary and held all of the outstanding capital stock of IBEX (the “IBEX Shares”). Utah CRO also held all the member interest of IBEX Property LLC, a Nevada limited liability company (“IBEX Property”), that owned two unencumbered parcels of real property in Logan, Utah, consisting of approximately 1.75 combined gross acres of land, together with the buildings, structures, fixtures, and personal property (the “Property”), which was leased by IBEX Property to IBEX for IBEX to conduct its preclinical research and veterinary sciences business. On April 28, 2022, Utah CRO sold all the IBEX Shares to an unrelated third party in exchange for a promissory note in the principal amount of $0.4 million bearing simple interest at the rate of 10% per annum payable interest only on a quarterly basis and all principal and remaining accrued interest due on the five-year anniversary of the closing of the sale of the IBEX Shares. On the same day IBEX Property closed the sale of the Property to an affiliate of the same party that purchased the IBEX Shares and we realized net cash proceeds of $2.3 million, after deducting closing costs and advisory fees. Prior to April 2022, while we were exploring the opportunities for selling IBEX and IBEX Property, IBEX assumed a more passive approach to marketing its services, which resulted in a decline in IBEX services revenues in the first nine months of 2022 compared to the first nine months of 2021. Accordingly, our services net revenues were nominal from the beginning of 2022 through the sale of IBEX and the Property completed at the end of April 2022, and services net revenues generated by IBEX ended permanently after the sale.

As a result of the foregoing developments, we made a number of changes to our operations that impacted our results of operations. These included reductions in our work force and reducing the services and infrastructure needed to support a larger work force and commercial sales effort.

Comparison of the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

	For the Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2022	September 30, 2021	Amount	%
	(Unaudited)
Net revenues
Products	$–	$2,924	$(2,924)	(100)%
Services	814	5,438	(4,624)	(85)%
Total net revenues	814	8,362	(7,548)	(90)%
Cost of sales
Products	–	448	(448)	(100)%
Services	616	3,275	(2,659)	(81)%
Total costs of revenues	616	3,723	(3,107)	(83)%
Gross profit	198	4,639	(4,441)	(96)%

Operating costs and expenses
Research and development	8,489	10,491	(2,002)	(19)%
General and administrative	12,456	14,999	(2,543)	(17)%
Sales and marketing	–	2,718	(2,718)	(100)%
Restructuring and other charges	38	678	(640)	(94)%
Impairment of assets held for sale	223	–	223	100%
Total operating costs and expenses	21,206	28,886	(7,680)	(27)%
Operating loss	(21,008)	(24,247)	3,239	(13)%
Other income (expense), net
Gain on extinguishment of debt	–	3,612	(3,612)	(100)%
Change in fair value of common stock warrant liability	13,719	4,134	9,585	232%
Inducement loss on sale of liability classified warrants	–	(5,197)	5,197	100%
Interest income (expense), net	(33)	(106)	73	69%
Other income, net	83	185	(102)	(55)%
Net loss	$(7,239)	$(21,619)	$14,380	(67)%

Comparison of the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

	For the Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2022	September 30, 2021	Amount	%
	(Unaudited)
Net revenues
Services	$–	$1,116	$(1,116)	(100)%
Total net revenues	–	1,116	(1,116)	(100)%
Cost of sales
Services	–	634	(634)	(100)%
Total costs of revenues	–	634	(634)	(100)%
Gross profit	–	482	(482)	(100)%

Operating costs and expenses
Research and development	2,551	3,870	(1,319)	(34)%
General and administrative	2,685	3,687	(1,002)	(27)%
Sales and marketing	–	93	(93)	(100)%
Restructuring and other charges	–	242	(242)	(100)%
Impairment of assets held for sale	169	–	169	100%
Total operating costs and expenses	5,405	7,892	(2,487)	(32)%
Operating loss	(5,405)	(7,410)	2,005	27%
Other income (expense), net
Change in fair value of common stock warrant liability	1,984	6,354	(4,370)	(69)%
Interest income (expense), net	(4)	(29)	25	86%
Other income, net	25	64	(39)	(61)%
Net loss	$(3,400)	$(1,021)	$(2,379)	233%

Net Revenues and Gross Profit. We ceased commercial sales of SkinTE in the second calendar quarter of 2021 and sold the IBEX services business at the end of April 2022, so we were not engaged in any revenue generating business activity at September 30, 2022, and do not expect to generate operating revenues from any business activity for the foreseeable future. The decreases in revenues, cost of revenues, and gross profit for the nine-month and three-month periods ended September 30, 2022, compared to the same periods in 2021 are consistent with our cessation of revenue-generating business activity.

Operating Costs and Expenses. Operating costs and expenses decreased $7.7 million, or 27%, for the nine-month period ended September 30, 2022, compared to the nine-month period ended September 30, 2021, and decreased $2.5 million, or 32%, for the three-month period ended September 30, 2022, compared to the three-month period ended September 30, 2021.

Research and development expenses decreased 19% for the nine-month period ended September 30, 2022, compared to the nine-month period ended September 30, 2021, and decreased 34% for the three-month period ended September 30, 2022, compared to the three-month period ended September 30, 2021. The decrease is primarily attributable to costs incurred in the nine-month period ended September 30, 2021, for completing our pre-IND diabetic foot ulcers trial, lab supplies for work on preparing the technical items for our IND, and consulting services for preparing our IND that did not recur in the nine-month period ended September 30, 2022, which was partially offset by an increase primarily attributable to SkinTE manufacturing and overhead personnel redirecting their efforts following the cessation of SkinTE sales to research and development activities, manufacturing costs for SkinTE produced for use in the COVER DFUs Trial, and increased costs related to quality control supplies and infrastructure implemented for the COVER DFUs Trial.

The amount of general and administrative expenses decreased 17% for the nine-month period ended September 30, 2022, compared to the nine-month period ended September 30, 2021, and decreased 27%, for the three-month period ended September 30, 2022, compared to the three-month period ended September 30, 2021. We effectuated a reduction in force for our commercial operations in the second quarter of 2021. Consequently, there were reductions in cash compensation, stock compensation, consulting fees, and travel expense. Furthermore, with the cessation of SkinTE sales we re-allocated manufacturing supplies and compensation from general and administrative expenses to research and development costs. These reductions were offset by professional fees incurred in connection with our pursuit of a strategic transaction that did not materialize, and investment banking fees paid in connection with an at-the-market offering we terminated in the first quarter of 2022.

In the first nine months of 2021, we incurred sales and marketing costs related to our commercial sales effort that did not recur in the first nine months of 2022. In connection with terminating commercial sales of SkinTE, we realized as a restructuring charge a loss on impairment of property and equipment in the amount of $0.4 million and a charge of $0.6 million for employee severance and revaluing of equity awards related to severance, which was offset by a gain of $0.3 million from early termination of an office/ laboratory lease in Augusta, Georgia. In the first nine months of 2022 we realized a charge of $0.2 million from impairment of equipment to be sold and a nominal amount of restructuring charges on employee severance.

Operating Loss and Net Loss. Operating loss decreased $3.2 million, or 13%, for the nine-month period ended September 30, 2022, compared to the nine-month period ended September 30, 2021, and decreased $2.0 million, or 27%, for the three-month period ended September 30, 2022, compared to the three-month period ended September 30, 2021.

Net loss decreased $14.4 million, or 67%, for the nine-month period ended September 30, 2022, compared to the nine-month period ended September 30, 2021, and increased $2.4 million, or 233%, for the three-month period ended September 30, 2022, compared to the three-month period ended September 30, 2021. Warrants issued in connection with financings we completed in 2022, 2021 and 2020 are classified as liabilities and remeasured each period until settled, classified as equity, or expiration. As a result of the periodic remeasurement, we recorded a gain for change in fair value of common stock warrant liability of $13.7 million for the nine-month period ended September 30, 2022, compared to a gain of $4.1 million for the nine-month period ended September 30, 2021, and a gain for change in fair value of common stock warrant liability of $2.0 million for the three-month period ended September 30, 2022, compared to a gain of $6.4 million for the three-month period ended September 30, 2021. For additional information on the change in fair value of common stock warrant liability please see Note 4 to the condensed consolidated financial statements included in this report. We issued common stock purchase warrants in January 2021, as an inducement to holders of warrants issued in December 2020 to exercise those December warrants. As a result, we recognized an inducement loss of $5.2 million for the nine-month period ended September 30, 2021. There was no similar inducement loss in the first nine months of 2022.

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

Adjusted Net Loss Attributable to Common Stockholders

(in thousands - unaudited non-GAAP measure)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP Net Loss	$(3,400)	$(1,021)	$(7,239)	$(21,619)
Change in fair value of common stock warrant liability	(1,984)	(6,354)	(13,719)	(4,134)
Inducement loss on sale of liability classified warrants	–	–	–	5,197
Non-GAAP adjusted net loss attributable to common stockholders – basic & diluted	$(5,384)	$(7,375)	$(20,958)	$(20,556)

GAAP net loss per share attributable to common stockholders
Basic*	$(0.47)	$(0.31)	$(1.08)	$(6.81)
Diluted*	$(0.47)	$(0.37)	$(1.54)	$(6.81)

Non-GAAP adjusted net loss per share attributable to common stockholders
Basic and diluted*	$(0.75)	$(2.27)	$(3.12)	$(6.47)

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We reported an operating loss of $21.0 million for the nine-month period ended September 30, 2022, and on that date we had an accumulated deficit of $515.6 million. We believe our cash and cash equivalents at September 30, 2022, will fund our current business plan including related operating expenses and capital expenditure requirements into the second calendar quarter of 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern beyond that time unless we can raise additional capital from external sources.

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

Investors should consider an investment in our securities as risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. Holders of our stock may be unable to sell their shares of common stock at or above the price paid for the shares due to fluctuations in the market price of our common stock arising. Our stock price has been highly volatile during the 12-month period ended September 30, 2022, with closing stock prices ranging from a high of $18.25 per share to a low of $0.65 per share. The stock market in general, and the market for biotech company stocks in particular, have experienced extreme volatility that, at times, has been unrelated to the operating performance of particular companies. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the timing or success of obtaining regulatory licenses or approvals for marketing our products;
●	the initiation, timing, progress, and results of our pre-clinical or clinical trials;
●	sufficiency of our working capital to fund our operations over the next 12-month period and beyond;
●	infrastructure required to support operations in future periods, including the expected costs thereof;
●	estimates associated with revenue recognition, asset impairments, and cash flows;
●	variance in our estimates of future operating costs;
●	the impact of new accounting pronouncements;
●	size and growth of our target markets;
●	the initiation, timing, progress, and results of our research and development programs;
●	issues in manufacturing our product candidates or future approved products;
●	regulatory developments or enforcement in the United States and foreign countries with respect to our product candidates or our competitors’ products;
●	competition from existing products or new products that may emerge;
●	developments or disputes concerning patents, patent applications, or other proprietary rights;
●	introduction of technological innovations or new commercial products by us or our competitors;
●	announcements by us, our collaborators, or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	public concern over our product candidates or any future approved products;
●	threatened or actual litigation;
●	future or anticipated sales of our common stock;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	additions or departures of key personnel;
●	changes in the structure of health care payment systems in the United States or overseas;
●	failure of any of our products or product candidates to perform safely or effectively or achieve commercial success;
●	economic and other external factors or other disasters or crises;
●	period-to-period fluctuations in our financial condition and results of operations;
●	general market conditions and market conditions for biopharmaceutical stocks; and
●	overall fluctuations in U.S. equity markets.

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

Our common stock is listed on The Nasdaq Capital Market (“Nasdaq”). For continued listing on Nasdaq, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the minimum stockholders’ equity requirement, the corporate governance requirements, and the minimum closing bid price requirement, among other requirements. In the event that we fail to satisfy any of the listing requirements of Nasdaq our common stock may be delisted. If our securities are delisted from trading on Nasdaq, and we are not able to list our securities on another exchange or to have them quoted on Nasdaq, our common stock could be quoted on the OTC Markets or on the Pink Open Market. As a result, we could face significant adverse consequences including:

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

The minimum closing bid price requirement for continued inclusion on Nasdaq under Nasdaq Listing Rule 5550(a)(2) is that we maintain a minimum closing bid price of $1.00 for 30 consecutive business days. On October 26, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, which ends April 24, 2023 (the “Compliance Date”). If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, we expect the Staff will notify us we are in compliance with the Minimum Bid Price Requirement, unless the Staff exercises its discretion to extend the 10-business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with the Minimum Bid Price Requirement. We intend to monitor the closing bid price of our common stock, however, there is no assurance we will be able to regain compliance within 180 calendar days following the Nasdaq notice. There are many factors that may adversely affect our minimum bid price. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the Minimum Bid Price Requirement in the long term. Any potential delisting of our common stock from Nasdaq would likely result in the adverse consequences described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2022, we withheld or acquired from employees shares of common stock to satisfy statutory withholding tax liability upon the vesting of share-based awards. The following table sets forth information on our acquisition of these shares for each month during the period in which an acquisition occurred.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2022	1,454	$1.47	N/A	N/A
August 2022	–	$–	N/A	N/A
September 2022	–	$–	N/A	N/A
Total	1,454	$1.47

Item 5. Other Information

On December 27, 2017, we entered into a commercial lease agreement (the “Lease”) with Adcomp LLC (the “Landlord”) pursuant to which we lease approximately 178,528 rentable square feet of warehouse, manufacturing, office, and lab space in Salt Lake City, Utah (the “Property”) from the Landlord. The initial term of the Lease is five years and it expires on November 30, 2022. We have a one-time option to renew for an additional five years and an option to purchase the Property at a purchase price of $17.5 million. On December 16, 2021, we gave written notice to the Landlord of our election to exercise the option to purchase the Property, and on March 14, 2022, we entered into a definitive purchase and sale agreement with the Landlord that provides for a closing of the transaction on November 15, 2022 (the “Purchase Agreement”). In connection with exercising the option to purchase the Property, we made an earnest money deposit of $150,000. On October 25, 2021, we signed a Purchase and Sale Agreement, the terms of which were finalized on December 10, 2021, and subsequently amended by Amendment No. 1 thereto dated March 15, 2022 (the “BCG Agreement”), with BCG Acquisitions LLC (“BCG”). Under the BCG Agreement we agreed to sell the Property to BCG or its assigns for $17.5 million after we purchase the Property from the Landlord. Under the BCG Agreement, BCG made an earnest money deposit totaling $150,000. Concurrently with the sale of the Property to BCG and its assigns, we will enter into a new lease agreement pursuant to which we will lease a portion of the building located on the Property to house our operations.

The Purchase Agreement and BCG Agreement provide for closing of the transactions described above on November 15, 2022, and also provide an option for extending the closing to November 30, 2022. On November 9, 2022, we entered into an Addendum to the BCG Agreement providing, in part, for BCG exercising its right to extend the closing to November 30, 2022, in consideration of making an extension deposit with the escrow holder of $50,000, and the exercise of our right under the Purchase Agreement with the Landlord to extend the closing to November 30, 2022, in consideration of making an extension deposit with the escrow holder of $50,000. The Addendum also provides for our formation of a single member limited liability company owned by us, which will be used as the vehicle to effectuate purchase of the Property from the Landlord at closing, effectuate a change in ownership of the Property to BCG or its assigns, and lease a portion of the building on the Property back to us to house our operations.

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

Item 6. Exhibits

Except as otherwise noted, the following exhibits are included in this filing:

10.1	Employment Agreement Amendment No. 1 with Cameron Hoyler dated August 11, 2022 (incorporated by reference to Exhibit 10.8 to our Form 10-Q filed with the SEC on August 11, 2022)
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to Rule 13a-14(b) and Section 1350, Chapter 63 of Title 18, United States Code
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

Date: November 10, 2022	/s/ Richard Hague
Richard Hague
Chief Executive Officer
Duly Authorized Officer

Date: November 10, 2022	/s/ Jacob Patterson
Jacob Patterson
Chief Financial Officer
Chief Accounting Officer

