Form 10-K
period 2022-12-31
POLARITYTE, INC.
filed 2023-03-27
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2022, was $7,013,749.

The outstanding number of shares of common stock as of March 20, 2023, was 7,323,755.

Documents incorporated by reference: None.

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

In April 2022, the business historically operated under the name “IBEX” was sold, together with the trademark IBEX, to an unrelated third party, so references to the Company for periods after April 29, 2022, do not include IBEX Preclinical Research, Inc., or the business historically operated under the name “IBEX.”

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

PART I

Item 1. Business.

Overview

PolarityTE, Inc., headquartered in Salt Lake City, Utah, is a biotechnology company developing regenerative tissue products and biomaterials. Our first regenerative tissue product is SkinTE. On July 23, 2021, we submitted an investigational new drug application (“IND”) for SkinTE to the U.S. Food and Drug Administration (the “FDA”) through our subsidiary, PolarityTE MD, Inc. (“PTE-MD”), as the first step in the regulatory process for obtaining licensure for SkinTE under Section 351 of the Public Health Service Act. FDA approval of the IND was given in January 2022, which allowed us to commence the first of two pivotal studies needed to support a biologics license application (“BLA”). Our first pivotal study under our IND is a multi-center, randomized controlled trial evaluating SkinTE in the treatment of diabetic foot ulcers (“DFUs”) classified as Grade 2 in the Wagner classification system entitled “Closure Obtained with Vascularized Epithelial Regeneration for DFUs with SkinTE,” or “COVER DFUs Trial.”

In March 2022, we submitted to the FDA a request for a Regenerative Medicine Advanced Therapy (“RMAT”) designation for SkinTE under our IND. Established under the 21st Century Cures Act, RMAT designation is a dedicated program designed to expedite the drug development and review processes for promising regenerative medicine products, including human cellular and tissue-based therapies. A regenerative medicine therapy is eligible for RMAT designation if it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or therapy has the potential to address unmet medical needs for such disease or condition. RMAT designation provides the benefits of intensive FDA guidance on efficient drug development, including the ability for early interactions with the FDA to discuss potential ways to support accelerated approval and satisfy post-approval requirements, potential priority review of a BLA, and other opportunities to expedite development and review. In May 2022, we were advised by the FDA that it concluded SkinTE meets the criteria for RMAT designation for the treatment of DFUs and venous leg ulcers (“VLUs”).

Since the beginning of 2017, we have incurred substantial operating losses and our operations have been financed primarily by public equity financings. The clinical trials for SkinTE and the regulatory process will likely result in an increase in our costs in the foreseeable future, we expect we will continue to incur substantial operating losses as we pursue an IND and BLA, and we expect to seek financing from external sources over the foreseeable future to fund our operations.

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

●	Although these distinct wound types may occur in patients with different demographics and have different etiologies, they have common characteristics including significant wound depth, significant wound volume, frequent presence of tunneling and undermining, and exposure of critical structures.
●	Wounds with these characteristics often require multiple treatment stages to fill volume and cover exposed structures before proceeding to traditional skin grafts or more invasive reconstruction. There is a paucity of high-level data to guide the progression through these treatment options.
●	In our experience, wound care providers are focused on finding better treatments due to their unaddressed challenges and the seriousness of their outcomes, where failure of treatments may result in both the acute occurrence and elevated lifetime risk of amputation, long-term disability, and death.

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

Clinical Trials

Under the SkinTE IND

Our IND for SkinTE was opened in January 2022. Our first pivotal study under the IND is the COVER DFUs Trial. We plan to enroll up to 100 subjects at up to 20 sites in the U.S. in the COVER DFUs Trial, which will compare treatment with SkinTE plus the standard-of-care to the standard-of-care alone. The primary endpoint is the incidence of DFUs closed at 24 weeks. Secondary endpoints include percent area reduction (“PAR”) at 4, 8, 12, 16, and 24 weeks, improved quality of life, and new onset of infection of the DFU being evaluated. We have been enrolling subjects in the COVER DFUs Trial since the end of April 2022, and we expect the study will be fully enrolled sometime in the first six months of 2024. Additionally, there is an interim analysis planned for the first 50 patients and we believe that data will be available in late 2023 or early 2024.

As a result of the RMAT designation received in May 2022, we were able to engage in an expedited dialogue with the FDA on the tasks that are likely to be necessary to support a BLA submission for SkinTE as a treatment of DFUs. Based on that dialogue we plan to run a second multi-center, randomized controlled trial under our current IND to support approval of a broad DFU indication for SkinTE in a BLA, and we plan to engage in discussions with the FDA regarding the design and implementation of the second clinical trial. We believe this strategy will be the fastest and least costly approach to achieving our first BLA submission for SkinTE, with DFUs representing the largest market opportunity within the category of chronic cutaneous ulcers. We plan to further engage with the FDA to fully define our development plan for other wound indications.

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

After that trial, we conducted a multicenter, randomized controlled trial evaluating SkinTE plus standard of care (“SOC”) compared to SOC alone in treatment of diabetic foot ulcers [NCT03881254] (the “DFU RCT”). In July 2021, we announced final data from the DFU RCT. The size of the study was 100 patients who were evaluated across 13 sites, with 50 participants receiving SkinTE plus SOC and 50 receiving SOC alone. The primary endpoint was percentage of ulcers closed at 12 weeks. A secondary endpoint was percent area reduction (“PAR”) at 4, 6, 8, and 12 weeks.

The trial met the primary endpoint of wound closure at 12 weeks and secondary endpoint of PAR assessed at 4, 6, 8, 10, and 12 weeks. Final analysis of the DFU RCT shows the following:

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

Mean (SD) values for PAR at weeks 4, 6, 8, 10, and 12 by treatment group were:

Week	SkinTE	SOC
4	74.0 (27.63)	22.0 (149.92)
6	82.9 (26.35)	21.2 (160.60)
8	80.7 (35.16)	26.8 (147.42)
10	79.7 (54.07)	45.6 (114.18)
12	84.3 (39.46)	50.5 (92.24)

Venous Leg Ulcer (“VLU”) Trials

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

We started a multicenter, randomized controlled trial evaluating SkinTE versus standard of care in treatment of VLU [NCT03881267] (“the “VLU-RCT”), but decided in the first quarter of 2021 to suspend that trial after 29 patients were enrolled because we believed that our resources would be better used in future clinical trials conducted under an IND that can be used in our eventual planned BLA submission. In February 2022, we announced final data from the VLU RCT. The 29 patients who were evaluated across 10 sites, with 14 participants receiving SkinTE plus SOC and 15 receiving SOC alone. The primary endpoint was percentage of ulcers closed at 12 weeks. A secondary endpoint was PAR at 4, 6, 8, and 12 weeks.

The trial met the primary endpoint of wound closure at 12 weeks and secondary endpoint of PAR assessed at 4, 6, 8, 10, and 12 weeks. Final analysis of the VLU RCT shows the following:

●	Primary Endpoint: 71% (10/14) of participants receiving SkinTE plus SOC had wound closure at 12 weeks versus 33% (5/15) of participants receiving SOC alone (p=0.046)
●	Secondary Endpoint: PAR assessed at 4, 6, 8, 10, and 12 weeks was significantly greater for the SkinTE plus SOC treatment group vs SOC alone (p=0.000035)
●	93% (13/14) of SkinTE plus SOC treated participants received a single application of SkinTE

Mean (SD) values for PAR at weeks 4, 6, 8, 10, and 12 by treatment group were:

Week	SkinTE	SOC
4	61.7 (53.13)	19.7 (77.03)
6	70.1 (52.43)	21.4 (96.36)
8	79.1 (51.97)	33.5 (89.10)
10	82.0 (50.81)	42.8 (68.60)
12	82.6 (50.52)	65.4 (43.98)

Market Opportunity

The primary markets for SkinTE are wounds from traumatic injury, chronic wounds (including DFUs, VLUs, and pressure ulcers), burn wounds, and acute wounds, such as traumatic wounds, and wounds from surgical procedures. The following is some information on potential markets for SkinTE.

●	We believe SkinTE is suitable for treating a number of acute wounds. An analysis of the Medicare 5% dataset for 2014 of all wound categories, including acute and chronic wounds, showed that about 8.2 million Medicare beneficiaries had at least one type of wound or related infection, Medicare cost projections for all wounds ranged from $28.1 billion to $96.8 billion, surgical wounds and diabetic ulcers were the most expensive to treat, and outpatient costs ($9.9–$35.8 billion) were higher than inpatient costs ($5.0–$24.3 billion).
●	The National Diabetes Statistics Report published in 2020 by the Centers for Disease Control stated that there are approximately 34.2 million diabetes sufferers in the United States. A 2005 article estimated the number of DFUs at between 1.2 and 3.0 million, and a 2020 article estimates the prevalence of unhealed DFUs after 12 weeks of conventional treatment at approximately 41%. The estimated annual US payor burden of DFU ranges from $9.0 billion to $13.0 billion according to a 2014 article in Diabetes Care.
●	A 2010 article reports the prevalence of venous ulcers at approximately 600,000 annually, and a subsequent 2014 article reports that on average between 33% and 66% of these ulcers persist for six weeks and are, therefore, referred to as chronic, resulting in approximately 200,000 to 360,000 patients per year that we believe would be potential candidates for treatment with SkinTE.
●	Pressure Ulcers are common in hospital systems, increase patient morbidity and mortality, and are costly for patients and the healthcare system. In 2012 the Agency for Healthcare Research & Quality (AHRQ) reported that there are more than 2.5 million individuals that develop pressure ulcers annually, the aggregate annual cost in the U.S. of individual care for pressure ulcers ranges between $9.1 billion and $11.6 billion, and the cost of individual patient care ranges from $20,900 to $151,700.
●	The American Burn Association estimates that every year over 450,000 serious burn injuries occur in the United States that require medical treatment and that approximately 40,000 of these result in hospitalization.

Potential Product Enhancements or Additions

SkinTE Point-of-Care Device

Our SkinTE point-of-care device is intended to permit the processing and deployment of SkinTE immediately following the initial harvest at the point-of-care. This device is in the development stage.

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

Manufacturing

PolarityTE maintains at its facility in Salt Lake City, Utah, manufacturing processes and quality systems that allow it to receive a skin specimen, qualify the incoming tissue, process and manufacture the SkinTE tissue product, and perform outgoing quality control and quality assurance work prior to shipping. PolarityTE validated its manufacturing process as being aseptic. All SkinTE is manufactured within an ISO 5 certified isolator located within an ISO 7 certified cleanroom. PolarityTE’s processes are designed and validated to prevent the spread of communicable disease, and to prevent cross-contamination between samples, and its quality systems comply with current Good Tissue Practices (“cGTP”) under 21 C.F.R. Part 1271.

PolarityTE is modifying its operational and quality management systems to comply with cGMP under requirements of the Federal Food, Drug and Cosmetic Act, as well as under 21 C.F.R. Parts 210 and 211, and other applicable regulations, which are in addition to cGTP referenced above.

Suppliers

As part of PolarityTE’s strategy of ensuring timely delivery of its products, it has avoided relying on any third-party supplier as a sole source vendor for any element of its production process. PolarityTE has identified alternate suppliers and, where appropriate, supply alternatives for any sourcing need.

Intellectual Property

As we advance our technologies, product, and pipeline developments, we seek to apply a multilayered approach for protecting intellectual property relating to our innovation with patents (utility and design), copyrights, trademarks, as well as know-how and trade secret protection. We are actively seeking U.S. and foreign patent protection in selected jurisdictions for our MPFU technology. We have a number of patents issued and pending applications allowed in the United States and abroad related to our MPFU technology, including U.S. Patent No. 10,926,001 issued on February 23, 2021; U.S. Patent No. 11,000,629 issued on May 11, 2021; U.S. Patent No. 11,266,765 issued on March 8, 2022; U.S. Patent No. 11,338,060 issued on May 24, 2022, and U.S. Patent Application No. 17/723,748 filed April 19, 2022. Each of U.S. Patent Nos. 10,926,001; 11,000,629; 11,266,765; and 11,338,060 have an estimated expiration date of November 30, 2035.

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

In the United States, the increased likelihood of generic and biosimilar challenges to innovators’ intellectual property has increased the risk of loss of innovators’ market exclusivity. First, generic companies have increasingly sought to challenge innovators’ basic patents covering major pharmaceutical products. Second, statutory and regulatory provisions in the United States limit the ability of an innovator company to prevent generic and biosimilar drugs from being approved and launched while patent litigation is ongoing. As a result of all these developments, it is not possible to predict the length of market exclusivity for a particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity.

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

We previously filed patent applications in 2018 and 2019 for our Complex Living Interface Coordinated Self-Assembling Materials technology, our Composite-Interfacing, Biomaterial Accelerant Substrate technology, and our Biological Sample Harvest and Deployment Kits. In 2022 we made the decision to abandon pursuing the applications for these technologies based on our evaluation of the difficulties and costs of obtaining allowance of the applications and our view of the value of patent protection for the technologies in the context of our operations.

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

IND and Clinical Trials of Drug and Biological Products

Prior to commencing a human clinical trial of a drug or biological product, an IND application, which contains the results of preclinical studies and relevant clinical studies or other human experience along with other information, such as information about product chemistry, manufacturing, and controls and a proposed protocol, must be submitted to the FDA. An IND is a request for authorization from the FDA to administer an investigational drug or biological product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA within the 30-day period raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. A separate submission to the existing IND must be made for each successive clinical trial to be conducted during development of the drug or biologic.

An independent Institutional Review Board (“IRB”) must review and approve the investigational plan for the trial before it commences at each site. Informed written consent must be obtained from each trial subject.

Human clinical trials for drug and biological products typically are conducted in sequential phases that may overlap:

●	Phase 1 - the investigational drug/biologic is given initially to healthy human subjects with the target disease or condition to determine metabolism and pharmacologic actions of the drug in humans, side effects and, if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug/biologic’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.
●	Phase 2 - clinical trials are conducted to evaluate the effectiveness of the drug/biologic for a particular indication or in a limited number of trial subjects in the target population to identify possible adverse effects and safety risks, to determine the efficacy of the drug/biologic for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3 - clinical trials are conducted in an expanded trial subject population to further evaluate dosage, effectiveness, and safety, to establish the overall benefit-risk relationship of the investigational drug/biologic, and to provide an adequate basis for product labeling and approval by the FDA. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug or biologic in an expanded trial subject population at multiple clinical trial sites.

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

During the development of a new drug or biologic, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2 clinical trials, and before a New Drug Application (“NDA”) or BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the end-of-Phase 2 clinical trials meetings to discuss their Phase 2 clinical trials results and present their plans for the pivotal Phase 3 registration trial that they believe will support approval of the new drug/biologic.

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

The BLA Approval Process

SkinTE is an autologous product, meaning it is derived from the cells and tissues of the individual to be treated with the product. The Company’s current plan is not to market SkinTE in the U.S. until it is licensed by the FDA through the BLA approval process. The process required by the FDA to obtain licensure generally involves the following:

●	completion of non-clinical laboratory tests, animal studies and formulation studies conducted according to good laboratory practice or other applicable regulations;
●	submission of an IND application;
●	performance of adequate and well-controlled human clinical trials to establish the safety, purity, and potency of the proposed biologic for its intended use or uses conducted in accordance with GCP;
●	submission to the FDA of a BLA after completion of Phase 3 pivotal clinical trials;
●	FDA pre-license inspection of manufacturing facilities and audit of clinical trial sites; and
●	FDA approval of a BLA.

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

Post-Marketing Requirements for FDA Regulated Products

Following licensure of a new product, the company and the licensed products are subject to continuing regulation by the FDA, state, and foreign regulatory authorities including, among other things, monitoring and record-keeping activities, reporting adverse experiences to the applicable regulatory authorities, providing regulatory authorities with updated safety and efficacy information, manufacturing products in accordance with cGMP requirements, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising and restrictions on promoting products for uses or in patient populations that are not consistent with the product’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet, including social media. Although physicians may prescribe products for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, who may or may not grant approval, or may engage in a lengthy review process.

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

In the U.S., after a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in registered facilities and in accordance with cGMP. We have a facility for the production of clinical and commercial quantities of SkinTE. Effectuating compliance to cGMP requirements is currently underway. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct deviations from cGMP. For human cellular or tissue-based products like ours, cGMP also includes current good tissue practices to prevent the transmission of communicable diseases. These regulations also impose certain organizational, procedural, and documentation requirements with respect to manufacturing and quality assurance activities. Manufacturers and other entities involved in the manufacture and distribution of approved drugs, biologics, and medical devices are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP and other laws. Accordingly, as a manufacturer we must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

Newly discovered or developed data on safety, purity, or potency may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures.

Reimbursement, Anti-Kickback and False Claims Laws, and Other Regulatory Matters

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state, and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General, and other state and local government agencies. For example, sales, marketing, and scientific/educational grant programs must comply, when applicable, with the federal Anti-Kickback Statute, the federal False Claims Act, the privacy regulations promulgated under HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

In the U.S. we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The federal Anti-Kickback Statute makes it illegal for any person, or a party acting on its behalf, to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, or other good or service for which payment in whole or in part may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of guidance in the form of regulations or court decisions and the potential for additional legal or regulatory change in this area, it is possible that PolarityTE’s future sales and marketing practices or its future relationships with medical professionals might be challenged under fraud and abuse laws, which could harm PolarityTE.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs and biologics, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of estimated prices for SkinTE, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for our product, and the sale and marketing of SkinTE, are subject to scrutiny under this law. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $12,537 and $25,076 for each separate false claim, and the potential for exclusion from participation in federal healthcare programs. Although the federal False Claims Act is a civil statute, conduct resulting in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, a similar federal requirement requires manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and some federal, authorities.

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

Employees

We had approximately 42 full-time employees and two part-time employees as of December 31, 2022, all of whom are in the U.S. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Corporate History

The Parent Company – PolarityTE, Inc.

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

Contract Research Services

At the beginning of May 2018, we acquired a preclinical research and veterinary sciences business, which we operated through our indirect subsidiary, IBEX Preclinical Research, Inc. (“IBEX”). Utah CRO Services, Inc., a Nevada corporation (“Utah CRO”), is our direct subsidiary and held all the outstanding capital stock of IBEX (the “IBEX Shares”). Utah CRO also held all the member interest of IBEX Property LLC, a Nevada limited liability company (“IBEX Property”), that owned two unencumbered parcels of real property in Logan, Utah, consisting of approximately 1.75 combined gross acres of land, together with the buildings, structures, fixtures, and personal property (the “Property”), which was leased by IBEX Property to IBEX for IBEX to conduct its preclinical research and veterinary sciences business. The aggregate purchase price for the business was $3.8 million, of which $2.3 million was paid at closing and the balance satisfied by a promissory note payable to the seller with an initial fair value of $1.22 million and contingent consideration with an initial fair value of approximately $0.3 million.

On April 14, 2022, Utah CRO entered into a Stock Purchase Agreement (the “Stock Agreement”) with an unrelated third party (the “Buyer”), pursuant to which Utah CRO agreed to sell all the outstanding IBEX Shares to the Buyer in exchange for an unsecured promissory note in the principal amount of $400,000 bearing simple interest at the rate of 10% per annum payable interest only on a quarterly basis and all principal and remaining accrued interest due on the five-year anniversary of the closing of the sale of the IBEX Shares to the Buyer. Furthermore, on April 14, 2022, IBEX Property entered into that certain Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) with another unrelated third party (the “Purchaser”) pursuant to which IBEX Property agreed to sell to the Purchaser the Property at a gross purchase price of $2.8 million payable in cash at closing of the transaction. The Buyer and Purchaser are affiliates due to common ownership. On April 28, 2022, the parties to the Stock Agreement and Real Estate Agreement closed the transactions contemplated thereby and on April 29, 2022, we received the promissory note described above in the principal amount of $0.4 million and net cash proceeds of $2.3 million, after deducting closing costs and advisory fees, from sale of the Property under the Real Estate Agreement. We recognized an insignificant net gain on sale of the IBEX Shares and IBEX Property and as a result of the transaction we were no longer engaged in any revenue generating business activity.

Our subsidiary, Arches Research, Inc. (“Arches”), offered prior to 2022 research services to third parties consisting of experimental planning, histology, and in vivo and in vitro imaging, including micro-ct. There was a substantial surge in COVID-19 testing throughout the United States as a result of the COVID-19 pandemic, which began in the spring of 2020. In 2020 and 2021, Arches had equipment and staff capable of performing polymerase chain reaction testing for COVID-19. Arches had the opportunity to use its research facilities to offer laboratory testing services for COVID-19, and to that end registered under the Clinical Laboratory Improvement Amendments (“CLIA”) in May 2020, and it began providing COVID-19 testing services on May 27, 2020. Arches’ primary customer for testing services was an organization controlling multiple long-term care and laboratory facilities in New York State and surrounding areas. Beginning in April 2021 there was a significant loss of COVID-19 testing revenues due to the loss of Arches’ major testing customer in the first quarter of 2021. Subsequent efforts to find new business to replace the lost testing business were not successful and we made the decision to cease COVID-19 testing in August 2021. At the same time, Arches ceased offering research services to outside third parties.

Contact and Available Information

Our principal executive offices are located at 1960 S. 4250 West, Salt Lake City, UT 84104, and our telephone number is (800) 560-3983.

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s website at www.sec.gov. We also maintain a website located at www.polarityte.com, where these SEC filings and other information about us can be accessed, free of charge, as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors.

Our business and operations are subject to many risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that could harm our business, financial condition, or results of operations. If any of the following risks should occur in the future, our financial condition or results of operations could suffer.

Risks Related to Our Financial Condition

We will need additional funding to pursue the regulatory process for SkinTE and sustain our operations, and we may be unable to raise capital when needed, which would force us to delay, reduce, eliminate, or abandon our product development program.

We reported an operating loss of $22.4 million for the year ended December 31, 2022, and on that date we had an accumulated deficit of $516.2 million. We believe our cash and cash equivalents at December 31, 2022, will fund our current business plan including related operating expenses and capital expenditure requirements through the end of the second calendar quarter of 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern beyond that time unless we can raise additional capital from external sources.

We expect to incur significant operating costs in the near term as we pursue the regulatory process for SkinTE with the FDA, conduct clinical trials and studies, and pursue product research, all while operating our business and incurring continuing fixed costs related to the maintenance of our assets and business. We expect to incur significant losses in the future, and those losses could be more severe due to unforeseen expenses, difficulties, complications, delays, and other unknown events. As a result of the disposition of IBEX in April 2022, we are no longer engaged in any revenue generating activity that would contribute to defraying our operating costs in future periods, which will make us entirely dependent on capital obtained from external sources to fund our operations. The impact of pandemics, inflation, armed conflicts overseas, and other macroeconomic issues have and may continue to adversely affect capital markets and could limit our ability to obtain the capital we need to operate our business.

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

There is no assurance the SBA could not in the future make an adverse finding with respect to our qualification for the Loan or the validity of the certifications we made in connection with the PPP Loan and its forgiveness. If an adverse finding arises, PTE-MD could be required to return the full amount of the Loan, which would reduce its liquidity, and could subject it to fines and penalties, and exclusion from government contracts. In particular, PTE-MD may become subject to actions under the FCA, including its qui tam provisions, which, among other things, prohibits persons from knowingly filing, or knowingly causing to be filed, a false statement, or knowingly using a false statement, to obtain payment from the federal government. Violations of the FCA are subject to treble damages and penalties. In the case of an SBA loan, the government could allege that single damages are the amount of the loan and interest thereon (or more), which under the FCA could then be trebled. Substantial penalties must also be imposed for each submitted false statement when a defendant loses an FCA trial. FCA cases may be initiated by the U.S. Department of Justice or by private persons or entities, often called “whistleblowers,” who bring the action on behalf of the U.S. PTE-MD may also face enforcement arising under other federal statutes, including criminal laws, and administrative actions and investigations initiated by SBA or other governmental entities. Furthermore, if PTE-MD is identified as an entity that the media, government officials, or others seek to portray as a business that should not have availed itself of PPP funding, PTE-MD may face negative publicity, which could have a materially adverse impact on its business and operations and on PolarityTE’s business and operations as its parent. Generally, the cost of defending claims under the FCA, regardless of merit, could be substantial, even as much as the PPP loan proceeds.

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

We may experience delays or other challenges in commencing and completing clinical trials for SkinTE that would be necessary for product licensure or approval. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll trial subjects on time or in sufficient numbers, or be completed on schedule, if at all. Any of our future clinical trials may be delayed or precluded for a variety of reasons, including issues related to:

●	the availability of financial resources for commencing and completing planned clinical trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining and maintaining approval of each reviewing institutional review board (“IRB”);

●	obtaining and maintaining regulatory approval for clinical trials in each country;
●	recruiting sufficient numbers of suitable trial subjects to participate in clinical trials;
●	competing priorities at clinical trial sites or departures of study investigators or personnel;
●	having trial subjects complete a clinical trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	adding new clinical trial sites;
●	developing one or more new formulations or routes of administration; or
●	manufacturing sufficient quantities of our product candidate for use in clinical trials.

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

Even if we obtain and maintain regulatory licensure or approval for our product in one jurisdiction, we may never obtain regulatory licensure or approval for the product in any other jurisdiction, which would limit our market opportunities and adversely affect our business.

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

If our product receives regulatory approval, the FDA or comparable foreign regulatory authorities may still impose significant restrictions on the indicated uses or marketing of the product or impose ongoing requirements for potentially costly post-approval studies and trials or other risk mitigation measures. In addition, regulatory agencies subject a product, its manufacturer, and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated nature, severity, or frequency, or problems with the facility where the product is manufactured, stored, tested, or released, a regulatory agency may impose restrictions on that product or PolarityTE, including narrowing product indications, requiring labeled warnings, or requiring withdrawal of the product from the market. Our product candidate will also be subject to ongoing FDA or comparable foreign regulatory authorities’ requirements for labeling, packaging, storage, advertising, promotion, record-keeping, import, export, clinical trial registration and results disclosure for post-market as well as pre-market trials, and submission of safety and other post-market information. If our product fails to comply with applicable regulatory requirements, a regulatory agency may:

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

We, and any contract manufacturer we may engage in the future, are subject to significant regulation with respect to manufacturing our product. Even once cGMP compliance is initially achieved, the manufacturing facility on which we rely may not continue to meet regulatory requirements.

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

Our success depends significantly on our ability to protect our proprietary rights in technologies that presently consist of trade secrets, patents, and patent applications. We currently have four issued patents and one allowed patent application in the U.S. relating to our minimally polarized functional unit (“MPFU”) technology. We intend to continue our patenting activities and rely on patent protection, as well as a combination of copyright, trade secret, and trademark laws and nondisclosure, confidentiality, and other contractual restrictions to protect our proprietary technology, and there can be no assurance these methods of protection will be effective. These legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive benefit. The patent application process can be time consuming and expensive. We cannot ensure that any of the pending patent applications already filed or that may be filed or acquired will result in issued patents. Competitors may be able to design around our patents or develop procedures that provide outcomes that are comparable or even superior to ours. There is no assurance that the inventors of the patents and applications were the first-to-invent or the first-inventor-to-file on the inventions, or that a third party will not claim ownership in one of our patents or patent applications. We cannot assure you that a third party does not have or will not obtain patents that could preclude us from practicing the patents we own or license now or in the future.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, and other personnel. We are highly dependent upon certain members of senior management and other key personnel. Although we have entered into employment agreements with our senior management, each of them may terminate employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could, therefore, negatively affect our business, financial condition, and results of operations. We do not carry any key person insurance policies that could offset potential loss of service under applicable circumstances.

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

A resurgence of COVID-19 or another pandemic in the future could materially affect our operations, as well as the business or operations of third parties with whom we conduct business.

The impact of a resurgence of COVID-19 or another pandemic in the future, including the impact of restrictions imposed to combat its spread, could result in businesses shutting down, work restrictions, and reduced capacity and access to healthcare facilities. Depending upon the length of COVID-19 surges or another pandemic and resulting work restrictions and limitations on healthcare facilities, our future clinical trials for SkinTE may be adversely affected by: (i) delays or difficulties in enrolling patients in our clinical trials approved under our IND; (ii) delays or difficulties in clinical site activation, including difficulties in recruiting clinical site investigators and clinical site personnel; (iii) delays in clinical sites receiving the supplies and materials needed to conduct the clinical trials, including interruption in shipping that may affect the transport of our clinical trial product; (iv) changes in local regulations as part of a response to a pandemic that may require us to change the ways in which our clinical trials are to be conducted, which may result in unexpected costs or discontinuance of the clinical trials altogether; (v) diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; (vi) interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers, and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity or reliability of clinical trial data; (vii) risk that participants enrolled in our clinical trials will acquire COVID-19 or other pandemic disease while clinical trials are ongoing, which could impact the results of the clinical trials, including by increasing the number of observed adverse events; (viii) risk that clinical trial investigators or other site staff will acquire COVID-19 or other pandemic disease while the clinical trial is ongoing, which could impede the conduct or progress of the clinical trials; (ix) delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; (x) limitations in employee resources that would otherwise be focused on the conduct of our clinical trial because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (xi) and interruption or delays to our clinical trial activities.

We may not be able to enforce our patent or intellectual property rights against third parties, which could adversely affect the trading price for our common stock.

Successful challenge of any patents or future patents or patent applications such as through opposition, re-examination, inter partes review, interference, or derivation proceedings could result in a loss of patent rights in the relevant jurisdiction. Unauthorized disclosure of our claims to our trade secrets could result in loss of those intellectual property rights. Furthermore, because of the substantial amount of discovery required relating to intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive that we have lost rights to our intellectual property or the results of these disputes are negative, it could have a substantial adverse effect on the price of our common stock.

In the event that we fail to satisfy any of the listing requirements of the Nasdaq Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the minimum stockholders’ equity requirement, the corporate governance requirements, and the minimum closing bid price requirement, among other requirements. On October 26, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company has been provided an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, which ends April 24, 2023 (the “Compliance Date”). If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

The notice also provides that, if we do not regain compliance with the Minimum Bid Price Requirement by April 24, 2023, we may be eligible for additional time to regain compliance. To qualify for additional time, we are required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effectuating a reverse split, if necessary. If we meet these requirements, we will be granted an additional compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. If the Staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting.

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

In the event that we fail to satisfy any of the listing requirements of the Nasdaq Capital Market our common stock may be delisted. If our securities are delisted from trading on the Nasdaq Stock Market, and we are not able to list our securities on another exchange or to have them quoted on the Nasdaq Stock Market, our common stock could be quoted on the OTC Markets or on the Pink Open Market. As a result, we could face significant adverse consequences including:

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

We will need to issue additional equity securities in the future, which may result in dilution to existing investors.

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

In addition, the exercise or conversion of outstanding options or warrants to purchase shares of capital stock may result in dilution to our stockholders upon any such exercise or conversion. As of March 20, 2023, we had a significant number of securities convertible into, or allowing the purchase of, our common stock, including 4,787,824 warrants to purchase shares of our common stock, 370,037 options and rights to acquire shares of our common stock that are outstanding under our equity incentive plans, and 17,535 shares of common stock reserved for future issuance under our equity incentive plans.

Because we do not expect to declare cash dividends on our common stock in the foreseeable future, stockholders must rely on appreciation of the value of our common stock for any return on their investment.

While we have in the past declared and paid cash dividends on our capital stock, we currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not expect to declare or pay any additional cash dividends in the foreseeable future. As a result, only appreciation of the public trading price of our common stock, if any, will provide a return to investors.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Current Lease

We entered into a lease agreement on November 30, 2022 (the “Lease”) with 1960 South 4250 West LLC (the “Landlord”) pursuant to which we lease approximately 63,156 square feet of space in a building located at 1960 South 4250 West, Salt Lake City, Utah 84104, for a term of five years beginning December 1, 2022, with an option to renew for an additional five years. The initial basic rent is $0.95 per rentable square foot per month, or a total of $59,998 per month, and the monthly basic rent in effect at the end of each year during the Lease term will increase by 4%. In addition, we are obligated to pay the Landlord our proportionate share of operating costs and other expenses based on the portion of the building we occupy, which is approximately 41%. Under the Lease the Landlord is obligated to construct a demising wall between the area rented to us and the rest of the building, which the Landlord intends to lease to other parties. From the date construction begins until completion of the demising wall and related reconstruction items, our rent is reduced by 50%.

Our Prior Lease

Our current Lease described above is the end result of two transactions that closed concurrently on November 30, 2022. On December 27, 2017, we entered into a commercial lease agreement (the “Adcomp Lease”) with Adcomp LLC (“Adcomp”) pursuant to which we leased approximately 178,528 rentable square feet of warehouse, manufacturing, office, and lab space at 1960 South 4250 West, Salt Lake City, Utah (the “Real Property”) from Adcomp. The initial term of the Adcomp Lease was five years and it expired on November 30, 2022. We had a one-time option to renew for an additional five years and an option to purchase the Property at a purchase price of $17.5 million. The initial base rent under the Adcomp Lease was $98,190 per month ($0.55 per sq. ft.) for the first year of the initial lease term and increased 3.0% per annum thereafter. On December 16, 2021, we gave written notice to Adcomp of our election to exercise the option to purchase the Real Property, and on March 14, 2022, we entered into a definitive purchase and sale agreement with Adcomp (the “Purchase Agreement”). In connection with exercising the option to purchase the Real Property, we made an earnest money deposit of $150,000.

On October 25, 2021, we signed a Purchase and Sale Agreement, the terms of which were finalized on December 10, 2021, and subsequently amended by Amendment No. 1 thereto dated March 15, 2022 (the “BCG Agreement”), with BCG Acquisitions LLC (“BCG”). Under the BCG Agreement we agreed to sell the Real Property to BCG or its assigns for $17.5 million after we purchased the Real Property from Adcomp, and then lease a portion of the building located on the Real Property. Under the BCG Agreement, BCG made an earnest money deposit totaling $150,000.

The Purchase Agreement and BCG Agreement provided for closing of the transactions described above on November 15, 2022, and also provided for an option to extend the closing to November 30, 2022. On November 9, 2022, BCG and we entered into an Addendum to the BCG Agreement (the “Addendum”) providing, in part, for BCG exercising its right to extend the closing to November 30, 2022, in consideration of making an extension deposit with the escrow holder of $50,000, and the exercise of our right under the Purchase Agreement with Adcomp to extend the closing to November 30, 2022, in consideration of making an extension deposit with the escrow holder of $50,000. The Addendum also stated that we would form a single member limited liability company owned by us, which would be used as the vehicle to effectuate purchase of the Real Property from Adcomp at closing, effectuate a change in ownership of the limited liability company to BCG or its assigns, and lease a portion of the building on the Real Property to us to house our operations. Pursuant thereto we formed the Landlord, 1960 South 4250 West LLC, and we assigned to the Landlord all of our rights and obligations under the Purchase Agreement with Adcomp and under the BCG Agreement and Addendum. Also, BCG assigned all of its rights and obligations under the BCG Agreement and Addendum to BC 1960 South Industrial, LLC, a Delaware limited liability company (“BC1960”), which is unaffiliated with the Company.

The addendum also provided that BCG would arrange financing from a third-party lender for the Landlord to apply to the purchase of the Real Property under the Purchase Agreement with Adcomp and that BCG would provide such credit enhancements and accommodations necessary to obtain such financing in consideration of the terms of the Addendum that contemplated BCG or its assigns acquiring ownership of the Landlord concurrently with the Landlord’s acquisition of the Real Property from Adcomp.

The following transactions occurred concurrently on November 30, 2022:

●	BC1960 made an unsecured loan of $9,421,993 to the Company in cash pursuant to the terms of the Addendum, a portion of which we contributed to the capital of the Landlord and was applied by the Landlord, together with deposits made under the Purchase Agreement with Adcomp and a security deposit held by Adcomp under the Adcomp Lease, to the purchase of the Real Property;
●	A third-party lender made available cash in the amount of $10,976,470 under a trust deed note and trust deed made by the Landlord, which was applied to purchase of the Real Property;
●	Upon payment of the purchase price for the Real Property and closing costs, Adcomp transferred title to the Property and related fixtures, equipment, and personal property appurtenant thereto to the Landlord;
●	We assigned and transferred to BC1960 all of the membership interest of the Landlord as payment in full of the unsecured loan of $9,421,993 described above and, as a result, we were reimbursed for the deposits we made under the Purchase Agreement with Adcomp and our security deposit held by Adcomp under the Adcomp Lease, as described above; and
●	The Landlord and the Company entered into the Lease.

Item 3. Legal Proceedings.

On September 24, 2021, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Marc Richfield against the Company and certain officers of the Company, Case No. 2:21-cv-00561-BSJ. The Court subsequently appointed a Lead Plaintiff and ordered the Lead Plaintiff to file an amended Complaint by February 7, 2022, which was extended to February 21, 2022. The Lead Plaintiff filed an amended complaint on February 21, 2022, against the Company, two current officers of the Company, and three former officers of the Company (the “Complaint”). The Complaint alleges that during the period from January 30, 2018, through November 9, 2021, the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 adopted thereunder. Specifically, the Complaint alleges that the defendants misrepresented or failed to disclose that: (i) the Company’s product, SkinTE, was improperly registered as a 361 HCT/P under Section 361 of the Public Health Service Act and that, as a result, the Company’s ability to commercialize SkinTE as a 361 HCT/P was not sustainable because it was inevitable SkinTE would need to be registered under Section 351 of the Public Health Service Act; (ii) the Company characterized itself as a commercial stage company when it knew sales of SkinTE as a 361 HCT/P were unsustainable and that, as a result, it would need to file an IND and become a development stage company; (iii) issues arising from an FDA inspection of the Company’s facility in July 2018, were not resolved even though the Company stated they were resolved; and (iv) the IND for SkinTE was deficient with respect to certain chemistry, manufacturing, and control items, including items identified by the FDA in July 2018, and as a result it was unlikely that the FDA would approve the IND in the form it was originally filed. The Company filed a motion to dismiss the complaint for failure to state a claim, on April 22, 2022. The Lead Plaintiff filed its memorandum in opposition to the Company’s motion to dismiss on July 18, 2022. The Company filed its reply memorandum to the Lead Plaintiff’s opposition memorandum on August 11, 2022, and oral argument on the motion to dismiss was held September 8, 2022. At the hearing the judge issued a ruling from the bench dismissing the Complaint without prejudice and granting the Lead Plaintiff leave to file an amended complaint. The Lead Plaintiff filed an amended complaint (the “Amended Complaint”) on October 3, 2022, alleging additional facts. The Company filed a motion to dismiss the Amended Complaint for failure to state a claim on November 2, 2022, Lead Plaintiff filed its brief in opposition to the Company’s motion on December 2, 2022, and the Company filed its reply brief to the Lead Plaintiff brief in opposition on December 23, 2022. Oral argument on the Company’s motion to dismiss the Amended Complaint was held March 6, 2023. Following oral argument, the judge ruled that the Amended Complaint be dismissed with prejudice and requested that we, through our counsel, submit a proposed opinion and order. Once the judge enters the order, the Lead Plaintiff will have 30 days to file a notice of appeal. We are unable to predict at this time whether the Lead Plaintiff will file an appeal.

On October 25, 2021, a stockholder derivative complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Steven Battams against the Company, each member of the Board of directors, and two officers of the Company, Case No. 2:21-cv-00632-DBB (the “Stockholder Derivative Complaint”). The Stockholder Derivative Complaint alleges that the defendants made, or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 adopted thereunder. Specifically, the Stockholder Derivative Complaint alleges that the defendants misrepresented or failed to disclose that: (i) the IND for the Company’s product, SkinTE, filed with the FDA was deficient with respect to certain chemistry, manufacturing, and control items; (ii) as a result, it was unlikely that the FDA would approve the IND in its current form; (iii) accordingly, the Company had materially overstated the likelihood that the SkinTE IND would obtain FDA approval; and (iv) as a result, the public statements regarding the IND were materially false and misleading. The parties have stipulated to stay the Stockholder Derivative Complaint until (1) the dismissal of the Complaint (including any amendment) described above, (2) denial of a motion to dismiss the Complaint, or (3) notice is given that any party is withdrawing its consent to the stipulated stay of the Stockholder Derivative Complaint proceeding. After the order of dismissal with prejudice of the class action lawsuit described above and exhaustion of all appeals by the Lead Plaintiff, the stay of the Stockholder Derivative Complaint will expire. We believe the allegations in the Stockholder Derivative Complaint are without merit and we intend to defend the litigation vigorously after the stay expires. At this early stage of the proceedings we are unable to make any prediction regarding the outcome of the litigation.

In the ordinary course of business, we may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment, regulatory compliance, and other matters. Except as described above, at December 31, 2022, we were not party to any legal or arbitration proceedings that may have significant effects on our financial position or results of operations. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management, or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “PTE.” On October 26, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company has been provided an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, which ends April 24, 2023 (the “Compliance Date”). If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

The notice also provides that, if we do not regain compliance with the Minimum Bid Price Requirement by April 24, 2023, we may be eligible for additional time to regain compliance. To qualify for additional time, we are required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effectuating a reverse split, if necessary. If we meet these requirements, we will be granted an additional compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. If the Staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting.

At March 15, 2023, there were approximately 88 holders of record of our common stock.

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

Overview

PolarityTE is a clinical stage biotechnology company developing regenerative tissue products and biomaterials. Until the end of April 2022, PolarityTE also operated a pre-clinical research business. PolarityTE’s first regenerative tissue product is SkinTE, which is intended for the repair, reconstruction, replacement, and supplementation of skin in patients who have a need for treatment of acute or chronic wounds, burns, surgical reconstruction events, scar revision, or removal of dysfunctional skin grafts.

Since the beginning of 2017, we have incurred substantial operating losses and our operations have been financed primarily by public equity financings. The clinical trials for SkinTE and the regulatory process will likely result in an increase in our costs in the foreseeable future, we expect we will continue to incur substantial operating losses as we pursue an IND and BLA, and we expect to seek financing from external sources over the foreseeable future to fund our operations.

Regenerative Tissue Product

Our first regenerative tissue product is SkinTE. On July 23, 2021, we submitted an IND for SkinTE to the FDA through our subsidiary, PTE-MD, as the first step in the regulatory process for obtaining licensure for SkinTE under Section 351 of the Public Health Service Act. FDA approval of the IND was given in January 2022, which allowed us to commence the first of two pivotal studies needed to support a BLA. Our first pivotal study under our IND is the COVER DFUs Trial.

We expect to incur significant operating costs in the next three to four calendar years as we pursue the regulatory process for SkinTE with the FDA, conduct clinical trials and studies, and pursue product research, all while operating our business and incurring continuing fixed costs related to the maintenance of our assets and business. We expect to incur significant losses in the future, and those losses could be more severe due to unforeseen expenses, difficulties, complications, delays, and other unknown events. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending upon the timing of our clinical trials and our expenditures for satisfying all the conditions of obtaining FDA licensure for SkinTE.

Pre-clinical and Clinical Research and Testing Services

Beginning in 2017, we developed internally a laboratory and research capability to advance the development of SkinTE and related technologies, which we operated through our subsidiary, Arches Research, Inc. (“Arches”). At the beginning of May 2018, we acquired a preclinical research and veterinary sciences business to be used, in part, for preclinical studies on our regenerative tissue products, which we operated through our subsidiary IBEX. Through Arches and IBEX, we also offered research and laboratory testing services to unrelated third parties on a contract basis. As noted above, Arches offered COVID-19 testing from the end of May 2020 to August 2021, when it discontinued the service. We sold the IBEX business and related real estate at the end of April 2022. As a result of the foregoing developments, we have not been engaged in any revenue generating operating activity since the end of April 2022 and we do not expect to be engaged in any revenue generating activity unless and until we are successful in obtaining a BLA for SkinTE.

Business Effects of COVID-19

We do not believe that COVID-19 had a significant impact on our business activities in 2022, which is consistent with the trend we observed in 2021 that the impact of the COVID-19 pandemic waned as a result of the broad distribution of vaccines and effects of sustained public health actions to mitigate the spread of disease. Nevertheless, a significant resurgence of COVID-19 attributable to a news strain of the disease or the rise of a new pandemic could adversely affect our employees, patients, clinicians, communities, and business operations, as well as the U.S. economy and financial markets. The full extent to which any such pandemic could directly or indirectly impact the timing and cost of pursuing FDA licensure of SkinTE under a BLA is highly uncertain and cannot be predicted.

Recent Developments

On December 27, 2022, we issued a press release announcing that we signed a non-binding letter of intent (the “LOI”) with Michael Brauser (“Brauser”) for him to make an offer to acquire 100% of our outstanding equity interests at a proposed offering price of $1.03 per common share, which would be paid entirely in cash. Completion of the transaction was subject to Brauser conducting due diligence investigations, the negotiation and execution of definitive transaction documents, Brauser successfully acquiring a majority of the outstanding common stock of the Company, and other customary closing conditions. The LOI provided that Brauser would pursue due diligence and the parties would endeavor to negotiate the terms of the definitive transaction documents during the period ending March 15, 2022. We and Brauser were unable to complete negotiation and drafting of definitive documents by March 15, 2023, and the LOI terminated on that date. Even though the LOI terminated, new proposals for a potential transaction between us and Mr. Brauser are under discussion, and we are also pursuing a process of evaluating our financial resources, product opportunities, and business plan with a view to advancing the interests of our stockholders.

Liquidity and Capital Resources

Available Capital Resources and Potential Sources of Liquidity

As of December 31, 2022, we had $11.4 million in cash and cash equivalents and working capital of $11.2 million. As of December 31, 2021, we had $19.4 million in cash and cash equivalents, and working capital of $17.7 million. For each of the years ended December 31, 2022 and 2021, cash used in operating activities was $22.6 million, or an average of $1.9 million per month.

As of the date of this annual report we do not expect that our cash and cash equivalents of $11.4 million as of December 31, 2022, will be sufficient to fund our current business plan including related operating expenses and capital expenditure requirements beyond the second calendar quarter of 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern, as we do not believe that our cash and cash equivalents will be sufficient to fund our business plan for at least twelve months from the date of issuance of our annual financial statements in this report. We plan to address this condition by raising additional capital to finance our operations.

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

Anticipated Uses of Capital Resources

As noted above, we are focused primarily on the advancement of our IND and subsequent BLA to attain a license to manufacture and distribute SkinTE. To that end, in June 2021 we engaged a CRO to provide services for the COVER DFUs Trial at a cost of approximately $6.5 million consisting of $3.1 million of service fees and $3.4 million of estimated costs. In 2021 we prepaid $0.5 million, which will be applied to payment of the final invoice under the work order. Over the approximately three-year term of the COVER DFUs Trial the service provider will submit to us for payment monthly invoices for units of work stated in the work order that are completed and billable expenses incurred. We began enrolling subjects in our COVER DFUs at the end of April 2022, and we believe we may be able to complete enrollment of 100 subjects sometime in the first six months of 2024. As enrollment increases, we expect our monthly CRO and related costs of conducting the trial will ramp up.

Our expectation is that the second DFU clinical trial under the IND for SkinTE will be similar to the COVER DFUs Trial with respect to size, length of time to complete, and cost. To the extent we decide to pursue additional indications for the application of SkinTE, we expect we will need to submit separate IND applications for those indications and conduct additional clinical trials to support BLAs for those indications.

Clinical trials are the major expense we see in the near and long term, and while we are pursuing clinical trials, we will continue to incur the costs of maintaining our business. In addition to clinical trials, our most significant uses of cash to maintain our business going forward are expected to be compensation, costs of occupying, operating, and maintaining our facilities, and the costs associated with maintaining our status as a publicly traded company. During the 12-month period following the filing of this report our plan is to preserve the facilities, equipment, and staff we need to advance the COVER DFUs Trial and other work necessary for advancing the process for obtaining regulatory approval of SkinTE.

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

Results of Operations

Changes in Our Operations

There have been significant changes in our operations affecting results of operations for the year ended December 31, 2022, compared to year ended December 31, 2021.

On July 23, 2021, we submitted an IND for SkinTE to the FDA through our subsidiary, PTE-MD, as the first step in the regulatory process for obtaining licensure for SkinTE under Section 351 of the Public Health Service Act. FDA approval of the IND was given in January 2022, which allowed us to commence the first of two pivotal studies needed to support a BLA for SkinTE. We ceased selling SkinTE at the end of May 2021, when the period of enforcement discretion previously announced by the FDA with respect to its IND and premarket approval requirements for regenerative medicine therapies, such as SkinTE, came to an end, and we do not expect to be able to commercialize SkinTE until our BLA is approved, which we believe will take at least three to four years. Consequently, we recognized products net revenues in 2021, and did not have any such revenues in 2022.

Arches began offering COVID-19 testing services in May 2020 under 30-day renewable testing agreements with multiple nursing home and pharmacy facilities in the state of New York controlled by a single company, which substantially added to our services net revenues in the first three months of 2021. When the New York nursing homes and pharmacies adopted on-site employee testing at the end of March 2021, our COVID-19 testing revenues declined substantially, and in August 2021, we decided to cease COVID-19 testing. Arches focused its research and development resources on supporting our IND and clinical trial efforts for the remainder of 2021. However, we do not expect we will have the same need for research and development staff associated with product development and, as a result, we reduced research and development staff in April 2022, and began to eliminate or sell certain items of equipment that had been leased or purchased for our research and development activity.

At the beginning of May 2018, we acquired IBEX. As described above, Utah CRO, our direct subsidiary, held all of the IBEX Shares and all the member interest of IBEX Property, which owned the Property used in IBEX operations. At the end of April 2022, Utah CRO sold all the IBEX Shares to an unrelated third party in exchange for a promissory note in the principal amount of $0.4 million bearing simple interest at the rate of 10% per annum payable interest only on a quarterly basis and all principal and remaining accrued interest due on the five-year anniversary of the closing of the sale of the IBEX Shares. On the same day IBEX Property closed the sale of the Property to an affiliate of the same party that purchased the IBEX Shares and we realized net cash proceeds of $2.3 million, after deducting closing costs and advisory fees. Prior to April 2022, while we were exploring the opportunities for selling IBEX and IBEX Property, IBEX assumed a more passive approach to marketing its services, which resulted in a decline in IBEX services revenues in 2022 prior to the sale. Accordingly, our services net revenues were nominal from the beginning of 2022 through the sale of IBEX and the Property completed at the end of April 2022, and services net revenues generated by IBEX ended permanently after the sale.

As a result of the foregoing developments, we made a number of changes to our operations that impacted our results of operations. These included reductions in our work force and reducing the services and infrastructure needed to support a larger work force and commercial sales effort.

Comparison of the years ended December 31, 2022, and December 31, 2021.

	For the Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
Net revenues
Products	$–	$3,076	$(3,076)	(100)%
Services	814	6,328	(5,514)	(87)%
Total net revenues	814	9,404	(8,590)	(91)%
Cost of revenues
Products	–	448	(448)	(100)%
Services	616	3,868	(3,252)	(84)%
Total costs of revenues	616	4,316	(3,700)	(86)%
Gross profit	198	5,088	(4,890)	(96)%
Operating costs and expenses
Research and development	11,048	14,182	(3,134)	(22)%
General and administrative	15,027	20,476	(5,449)	(27)%
Sales and marketing	–	2,808	(2,808)	(100)%
Restructuring and other charges	103	678	(575)	(85)%
Gain on sale of property and equipment	(4,000)	–	(4,000)	(100)%
Impairment of assets held for sale	393	–	393 100%
Impairment of goodwill and intangible assets	–	630	(630)	(100)%
Total operating costs and expenses	22,571	38,774	(16,203)	(42)%
Operating loss	(22,373)	(33,686)	11,313	34%
Other income (expense), net
Gain on extinguishment of debt	–	3,612	(3,612)	(100)%
Change in fair value of common stock warrant liability	14,468	4,995	9,473	190%
Inducement loss on sale of liability classified warrants	–	(5,197)	5,197	100%
Interest expense, net	(11)	(127)	116	91%
Other income, net	83	216	(133)	(62)%
Net loss	$(7,833)	$(30,187)	$22,354	74%

Net Revenues and Gross Profit. We ceased commercial sales of SkinTE in the second calendar quarter of 2021 and sold the IBEX services business at the end of April 2022, so we were not engaged in any revenue generating business activity at December 31, 2022, and do not expect to generate operating revenues from any business activity for the foreseeable future. The decreases in revenues, cost of revenues, and gross profit for 2022 compared to the same periods in 2021 are consistent with our cessation of revenue-generating business activity.

Operating Costs and Expenses. Operating costs and expenses decreased $16.2 million, or 42%, for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Research and development expenses decreased 22% for the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease is primarily attributable to costs incurred in 2021 for completing our pre-IND diabetic foot ulcers trial, lab supplies for work on preparing the technical items for our IND, and consulting services for preparing our IND that did not recur in 2022, which was partially offset by an increase in research and development expenses primarily attributable to SkinTE manufacturing and overhead personnel redirecting their efforts following the cessation of SkinTE sales to research and development activities, manufacturing costs for SkinTE produced for use in the COVER DFUs Trial, and increased costs related to quality control supplies and infrastructure implemented for the COVER DFUs Trial.

The amount of general and administrative expenses decreased 27% for the year ended December 31, 2022, compared to the year ended December 31, 2021. We effectuated a reduction in force for our commercial operations in the second quarter of 2021. Consequently, there were reductions in cash compensation, stock compensation, consulting fees, and travel expense. Furthermore, with the cessation of SkinTE sales we re-allocated manufacturing supplies and compensation from general and administrative expenses to research and development costs. These reductions were partially offset by professional fees incurred in connection with our pursuit of a strategic transaction in 2021 and the first two months of 2022 that did not materialize, and investment banking fees paid in connection with an at-the-market offering we terminated in the first quarter of 2022.

In 2021 we incurred sales and marketing costs related to our commercial sales effort that did not recur in 2022. In connection with terminating commercial sales of SkinTE in 2021, we realized as a restructuring charge a loss on impairment of property and equipment in the amount of $0.4 million and a charge of $0.6 million for employee severance and revaluing of equity awards related to severance, which was offset by a gain of $0.3 million from early termination of an office/ laboratory lease in Augusta, Georgia.

In 2022 we realized a charge of $0.4 million from impairment of equipment to be sold and $0.1 million of restructuring charges on employee severance.

Pursuant to a transaction described under “Item 2. Properties,” above, we closed on November 30, 2022, transactions that had the effect of assigning a subsidiary we created to effectuate a purchase of real property we occupied in Salt Lake City, Utah, to an unrelated third party and our lease of a portion of that property from that subsidiary. In accordance with FASB ASC Topic 842, the transaction is accounted for as a sale and a leaseback and we are required to recognize a pre-tax gain on sale, which is the difference between the fair value of the property sold and the sale price, of $4.0 million, which is recorded within operating expenses on the consolidated statements of operations, even though we did not receive any net cash from the assignment of the subsidiary.

Operating Loss and Net Loss. Operating loss decreased $11.3 million, or 34%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. Net loss decreased $22.4 million, or 74%, for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Warrants issued in connection with financings we completed in 2022, 2021 and 2020 are classified as liabilities and remeasured each period until settled, classified as equity, or expiration. As a result of the periodic remeasurement, we recorded a gain for change in fair value of common stock warrant liability of $14.5 million for the year ended December 31, 2022, compared to a gain of $5.0 million for the year ended December 31, 2021. For additional information on the change in fair value of common stock warrant liability please see Note 4 to the consolidated financial statements for the years ended December 31, 2022 and 2021, included in this report.

We issued common stock purchase warrants in January 2021, as an inducement to holders of warrants issued in December 2020 to exercise those December warrants. As a result, we recognized an inducement loss of $5.2 million for the year ended December 31, 2021. There was no similar inducement loss in 2022. On April 12, 2020, PTE-MD (the “Borrower”) entered into a promissory note evidencing an unsecured loan in the amount of $3.6 million (the “Loan”) made to it under the Paycheck Protection Program (“PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all, or a portion of, a loan granted under the PPP. PTE-MD applied for forgiveness of the Loan, which was granted in June 2021 and resulted in a gain on extinguishment of debt in the amount of $3.6 million in 2021. There was no similar gain in 2022.

As noted above, the transactions we closed November 30, 2022, resulting in a disposition of the subsidiary we created to effectuate a purchase of real property we occupied in Salt Lake City, Utah, to an unrelated third party and our lease of a portion of that property from that subsidiary, we recognized a pre-tax gain on sale of $4.0 million, which is recorded within operating expenses on the consolidated statement of operations, even though we did not receive any net cash from the assignment of the subsidiary. There was no similar gain in 2021.

Non-GAAP Financial Measure

The table below provides a reconciliation of adjusted net loss, which is a non-GAAP measure that shows net loss before fair value adjustments relating to our common stock warrant liability and warrant inducement loss to GAAP net loss. We believe adjusted net loss is useful to investors because it eliminates the effect of non-operating items that can significantly fluctuate from period to period due to fair value remeasurements. For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which was used in calculating net loss per share under GAAP. Other companies may calculate adjusted net loss differently than we do. Adjusted net loss has limitations as an analytical tool and you should not consider adjusted net loss in isolation or as a substitute for our financial results prepared in accordance with GAAP.

Adjusted Net Loss Attributable to Common Stockholders

(in thousands - unaudited non-GAAP measure)

	For the Year Ended December 31,
	2022	2021
GAAP net loss	$(7,833)	$(30,187)
Change in fair value of common stock warrant liability	(14,468)	(4,995)
Inducement loss on sale of liability classified warrants	–	5,197
Non-GAAP adjusted net loss attributable to common stockholders – basic & diluted	$(22,301)	$(29,985)

GAAP net loss per share attributable to common stockholders
Basic*	$(1.14)	$(9.43)
Diluted*	$(1.67)	$(9.43)

Non-GAAP adjusted net loss per share attributable to common stockholders
Basic and diluted*	$(3.25)	$(9.37)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management determined that our system of internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended December 31, 2022.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Board of Directors

Our Board currently consists of four members and is divided into three classes. The term of office for the directors in each class is three years, and the term expirations of the three classes are staggered so that only one of the three classes of directors is up for election in each year. The following table sets forth the names, ages and class designation of all our directors.

Peter A. Cohen	76	Class I Director, Chairman
Willie C. Bogan	73	Class II Director
Jeff Dyer	64	Class II Director
David Seaburg	53	Class III Director

The following is a summary of the background and qualifications of each of our directors.

Peter A. Cohen joined the Board in June 2018 and became Chairman of the Board in August 2019. Mr. Cohen has served as Vice Chairman of the Board and Lead Independent Director of Scientific Games Corporation since September 2004. Mr. Cohen was Chairman of Cowen Inc. (formerly known as Cowen Group, Inc.), a diversified financial services company, and served as Chairman and Chief Executive Officer from 2009 through December 2017. Mr. Cohen was a founding partner and principal of Ramius LLC, a private investment management firm formed in 1994 that was combined with Cowen in late 2009. Mr. Cohen served as a member of the board of directors of Chart Acquisition Corp. (which, as a result of a business combination, is now known as Tempus Applied Solutions Holdings, Inc.) from 2013 to 2015. From November 1992 to May 1994, Mr. Cohen was Vice Chairman of the Board and a director of Republic New York Corporation, as well as a member of its executive management committee. Mr. Cohen was Chairman and Chief Executive Officer of Shearson Lehman Brothers from 1983 to 1990. Mr. Cohen is qualified to serve as a member of the Board because of his experience in capital markets and finance, his experience with analyzing and evaluating financial statements and related budgetary matters, and his knowledge of commercial and business practices.

Willie C. Bogan, JD, joined the Board in April 2018. Mr. Bogan served as Associate General Counsel and Corporate Secretary of McKesson Corporation (“McKesson”), a San Francisco-based healthcare services and information technology company (which relocated its headquarters to Las Colinas, TX in 2019) currently ranked 9th on the Fortune 500, from July 2009 until his retirement from McKesson in November 2015. He joined McKesson in November 2006 as Associate General Counsel and Assistant Secretary. Before joining McKesson, Mr. Bogan held senior advisory positions at the following public companies in the San Francisco Bay Area: Bank of America; Safeway; Charles Schwab; and Catellus Development Corporation, a real estate development company. Prior to becoming in-house counsel, he was a partner at Steinberg Miller Bogan & Goldstein in Manhattan Beach, California. He started his law career as a law firm associate in Los Angeles, California. Mr. Bogan graduated Phi Beta Kappa and Summa Cum Laude from Dartmouth College where he majored in Spanish. He received an M.A. degree in Politics and Economics from Oxford University where he studied as a Rhodes Scholar. He earned his J.D. degree from Stanford Law School. Mr. Bogan is qualified to serve as a member of the Board because of his knowledge of the healthcare industry and his experience as an advisor to public companies and their boards of directors on securities law and corporate governance matters.

Jeff Dyer, PhD, re-joined the Board in January 2023, and previously served on the Board from March 2, 2017, to September 2, 2022. Dr. Dyer has served as the Horace Beesley Professor of Strategy at Brigham Young University since September 1999. From August 1993 until September 1999, he served as an Assistant Professor at Wharton School, University of Pennsylvania, and from July 1984 until September 1988 he served as Management Consultant and Manager of Bain & Company. Dr. Dyer received his Bachelor of Science degree in psychology and MBA from Brigham Young University and his PhD in management from University of California, Los Angeles. Dr. Dyer is qualified to serve as a member of the Company’s Board because of his extensive business and management expertise and knowledge of capital markets.

David Seaburg, has served as Chief Executive Officer and President of the Company from August 2019 through August 2021 when he joined the Board and agreed to a consulting agreement with the Company. Prior to becoming Chief Executive Officer and President, he served as President of Corporate Development for the Company beginning in March 2019, and before that a consultant to the Company beginning in August 2018. Prior to March 16, 2019, he served as the Managing Director and Head of Sales Trading at Cowen & Company, a diversified financial services company. Over the course of his 20+ year career at Cowen in both Equity Sales Trading and Trading, Mr. Seaburg advanced to increasingly senior level roles at the firm. In 2006, Mr. Seaburg was named Head of Sales Trading and appointed to the firm’s Equity Operating Committee. Mr. Seaburg was a CNBC Fast Money Contributor and provided regular on-air commentary for the network. Mr. Seaburg holds a Bachelor of Arts degree in Business Finance and Economics from Northeastern University. Mr. Seaburg is qualified to serve as a member of the Board because of his knowledge of the Company’s operations, his experience in capital markets and finance, his experience with analyzing and evaluating financial statements and related budgetary matters, and his knowledge of commercial and business practices.

Executive Officers

The following table sets forth the names, and positions of our executive officers.

Richard Hague	Chief Executive Officer and President
Jacob Patterson	Chief Financial Officer

The following is a summary of the background of each of our executive officers.

Richard Hague, age 63, joined the Company as Chief Operating Officer in April 2019, was appointed President in August 2019, and became Chief Executive Officer and President in August 2021. From October 2015 to April 2019, he served as Chief Commercial Officer of Anika Therapeutics, Inc. From November 2014 to October 2015, Mr. Hague was the Vice President Sales and Marketing at TEI Medical where he was responsible for driving the revenue growth of that corporation’s dermal scaffold product, as well as for the build out of its sales and marketing teams. From 2011 through 2014, Mr. Hague was Vice President Sales, Marketing, and Commercial Operations for Sanofi Biosurgery’s Cell Therapy and Regenerative Medicine group. In this role, Mr. Hague was responsible for the global commercial operations of the group’s products in the orthopedic sports medicine and burn markets. Prior to this, Mr. Hague was the Senior Director and Head of Sales for Genzyme Biosurgery where he headed the U.S. sales team in the orthopedics and sports medicine market. Mr. Hague holds a B.S. in marketing from the University of Connecticut.

Jacob Patterson, age 45, joined the Company in January 2018 and served as Vice President of Finance prior to his engagement as Chief Financial Officer at the end of March 2020. From October 2016 to January 2018, Mr. Patterson was a Finance Director with GameStop where he had responsibility for forecasting and budgeting for a division with $700 million in annual revenue and participating in the development of financial policies and controls. For approximately six years prior to October 2016, Mr. Patterson was a Finance Director with Thermo Fisher Scientific, most recently in the Protein and Cell Analysis business unit where he had responsibility for acquisition integration, building a finance and accounting staff, supervising financial controls, financial statement reporting and analysis, and assisting with financial analysis for budgeting and strategic growth. Mr. Patterson earned an MBA (Accounting Emphasis) from Utah State University.

Code of Conduct

Our Code of Business Ethics and Practices (the “Code”), which was adopted January 11, 2019, applies to our employees, directors, and officers (“Covered Persons”). This includes our Chief Executive Officer and Chief Financial Officer, among others. We require that they avoid conflicts of interest, comply with applicable laws, protect Company assets, and conduct business in an ethical and responsible manner and in accordance with the Code. The Code prohibits employees from taking unfair advantage of our business partners, competitors, and employees through manipulation, concealment, misuse of confidential or privileged information, misrepresentation of material facts, or any other practice of unfair dealing or improper use of information. The Code requires employees to comply with all applicable laws, rules, and regulations wherever in the world we conduct business. This includes applicable laws on privacy and data protection, and anti-corruption and anti-bribery. Our Code is publicly available and can be found on our website at www.polarityte.com by following the link to “Investor & News”, then to “Governance”, and then to “Governance Documents.” We intend to disclose any amendments to or waivers from the Code by posting such information on our website.

Procedure for Recommending Directors

There has not been a material change to the procedures by which security holders may recommend nominees for election to our Board since April 8, 2022, the date we filed our Proxy Statement for the special meeting of stockholders held on May 12, 2022.

Audit Committee

Our Board has a standing Audit Committee. The Board has affirmatively determined the Audit Committee is composed of independent directors, as independence is defined for members of an audit committee in the rules of The NASDAQ Stock Market and Rule 10A-3(b)(1) adopted under the Exchange Act. The members of the Audit Committee at December 31, 2022, were Chris Nolet, Peter A. Cohen, and Willie Bogan, and the Board had previously determined that Chris Nolet met the qualification requirements of an audit committee financial expert as defined in Item 407 of Regulation S-K. As of the date of filing this annual report, the members of the Audit Committee are Peter A. Cohen, Willie Bogan, and Jeff Dyer, and the Board has determined that Peter A. Cohen meets the qualification requirements of an audit committee financial expert as defined in Item 407 of Regulation S-K.

Item 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued to our named executive officers (“NEOs”) during the fiscal years ended December 31, 2022 and 2021. Our NEOs include our principal executive officer during 2022, and one additional person who is our only other executive officer serving at the end of the last completed fiscal year. The Summary Compensation Table also includes one individual who served as an executive officer during the last completed fiscal year and would have been one of the two most highly compensated executive officers had the individual been serving at the end of the fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(i)	(j)
Richard Hague (2)	2022	448,558	31,250	-0-	-0-	479,808
Chief Executive Officer,	2021	359,421	410,000	471,950	-0-	1,241,371
President

Jacob Patterson (3)	2022	251,971	-0-	-0-	10,878	262,849
Chief Financial Officer	2021	246,700	181,000	329,440	10,440	767,580

Cameron Hoyler (4)	2022	296,231	25,000	-0-	14,249	335,480
General Counsel, EVP	2021	356,393	316,250	384,230	15,337	1,072,210
Secretary, Chief
Compliance Officer

(1)	The figure in this column represents the aggregate grant date fair value for restricted stock awards granted during the reported periods computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements presented in this Annual Report on Form 10-K for details as to the assumptions used to determine the grant date fair value of the restricted stock awards.

(2)	Notes to Richard Hague compensation items. Effective July 1, 2019, Mr. Hague agreed to reduce his salary from an annual base salary of $370,000 to an annual base salary of $185,000 for a two-year period ending June 30, 2021. In exchange for the reduction in salary Mr. Hague was granted 5,193 shares of common stock restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapsed with respect to 1,443 shares in 2021. The salary figure for 2021 includes $91,077 for the salary that Mr. Hague agreed to forego for 2021 in exchange for restricted shares of common stock granted in 2019. The grant date fair value of the restricted stock granted to Mr. Hague was $727,020, so the difference between that value and the total amount of salary he agreed to forego over two years is $357,020.

In December 2021, Mr. Hague was awarded as a bonus for service in 2021, 15,000 restricted stock awards that vest one-third on the award grant date, one-third on the six-month anniversary of the grant date, and one-third on the 12-month anniversary of the grant date, which had a grant date fair value of $163,950 and $275,000 in cash. In April 2021, Mr. Hague was awarded as a bonus for service in 2020, 6,000 restricted stock units that vest quarterly over a period of three years, which had a grant date fair value of $132,000 and $125,000 in cash paid in four equal installments every three months beginning with the first payment in April 2021. Also in April 2021, the Board approved 8,000 performance-based restricted stock units for Mr. Hague with respect to the 12-month period commencing April 1, 2021, with a grant date fair value of $176,000, which will vest over that period on the basis of operational, regulatory, and clinical development goals established and evaluated by the Compensation Committee of the Board.

(3)	Notes to Jacob Patterson compensation items. In December 2021, Mr. Patterson was awarded as a bonus for service in 2021, 8,000 restricted stock awards that vest one-third on the award grant date, one-third on the six-month anniversary of the grant date, and one-third on the 12-month anniversary of the grant date, which had a grant date fair value of $87,440 and $156,000 in cash. In April 2021, Mr. Patterson was awarded as a bonus for service in 2020, 6,000 restricted stock units that vest quarterly over a period of three years, which had a grant date fair value of $132,000 and $25,000 in cash. Also in April 2021, the Board approved 5,000 performance-based restricted stock units for Mr. Patterson with respect to the 12-month period commencing April 1, 2021, with a grant date fair value of $110,000, which will vest over that period on the basis of operational, regulatory, and clinical development goals established and evaluated by the Compensation Committee of the Board.

In 2022 and 2021 employer contributions to Mr. Patterson under our 401(k) defined benefit plan totaled $10,878 and $10,440, respectively, which are listed under column (i) of the table. Mr. Patterson’s pre-tax contributions are included in his salary amounts for 2022 and 2021 listed in the table.

(4)	Notes to Cameron Hoyler compensation items. Effective August 15, 2022, the employment arrangement with Mr. Hoyler in effect prior to that date was amended so that he would continue in a part-time capacity and cease to be an NEO. The 2022 salary amount under column (c) of the table includes the compensation paid to Mr. Hoyler after August 15, 2022.

Effective July 1, 2019, Mr. Hoyler agreed to reduce his salary from an annual base salary of $400,000 to an annual base salary of $360,000 for a two-year period ending June 30, 2021. In exchange for the reduction in salary Mr. Hoyler was granted 673 shares of common stock restricted from transfer by reference to continued employment by the Company, and the restriction on transfer lapsed with respect to 187 shares in 2021. The salary figure for 2021 includes $19,693 for the salary that Mr. Hoyler agreed to forego for 2021 in exchange for restricted shares of common stock granted in 2019. The grant date fair value of the restricted stock granted to Mr. Hoyler was $94,315, so the difference between that value and the total amount of salary he agreed to forego over two years is $14,315.

In December 2021, Mr. Hoyler was awarded as a bonus for service in 2021, 11,000 restricted stock awards that vest one-third on the award grant date, one-third on the six-month anniversary of the grant date, and one-third on the 12-month anniversary of the grant date, which had a grant date fair value of $120,230 and $210,000 in cash. In April 2021, Mr. Hoyler was awarded as a bonus for service in 2020, 6,000 restricted stock units that vest quarterly over a period of three years, which had a grant date fair value of $132,000 and $100,000 in cash paid in four equal installments every three months beginning with the first payment in April 2021. Also in April 2021, the Board approved 6,000 performance-based restricted stock units for Mr. Hoyler with respect to the 12-month period commencing April 1, 2021, with a grant date fair value of $132,000, which will vest over that period on the basis of operational, regulatory, and clinical development goals established and evaluated by the Compensation Committee of the Board.

As of January 1, 2022, Mr. Hoyler had an employment agreement with an annual base salary of $350,000. Effective August 15, 2022, Mr. Hoyler’s employment agreement was amended so that beginning August 16, 2022, Mr. Hoyler ceased to serve as General Counsel, Corporate Secretary, EVP Corporate Development & Strategy, and Chief Compliance Officer, and become a part-time employee with the position of “Corporate Counsel” providing advisory services related to Company legal matters and, to that end, provide 250 hours of service to the Company in each calendar quarter during the term of the amended employment agreement. Mr. Hoyler’s salary for the 12-month period ending August 15, 2023, is $205,000.

In 2022 and 2021 employer contributions to Mr. Hoyler under our 401(k) defined benefit plan totaled $14,249 and $15,337, respectively, which are listed under column (i) of the table. Mr. Hoyler’s pre-tax contributions are included in his salary amount for 2022 and 2021 listed in the table.

Narrative Disclosure to Summary Compensation Table

The annual base salaries for Richard Hague, Chief Executive Officer and President, and Jacob Patterson, Chief Financial Officer, are $450,000, $275,000, respectively. Mr. Hague’s annual base salary was $166,500 from April 19, 2020, through June 30, 2021, and $375,000 from July 1, 2021, to December 20, 2021. Mr. Patterson’s annual base salary was $234,000 from April 19, 2020, to June 30, 2021, and $260,000 from July 1, 2021, to December 20, 2021.

On August 18, 2021, the Board approved written employment agreements for Messrs. Hague and Patterson. Under the employment agreements, base salary may be increased any time, but can be decreased only on July 1 of each year. Each executive is eligible for an annual cash bonus with a target equal to a percentage of base salary, which is 60% of base salary for Messrs. Hague and Patterson. An annual bonus may be based, in whole, in part, or not at all, on the executive’s performance or the performance of the Company, the Board has the discretion to award a bonus that is higher or lower than the target amount or award no bonus at all, an annual bonus awarded for one year is paid on or about February 1 of the following year, and an annual bonus is not deemed earned until paid. Messrs. Hague and Patterson are eligible to participate in any equity incentive or equity purchase plan established by the Company, as determined by the Board in its sole discretion. Messrs. Hague and Patterson are also entitled to fringe benefits and perquisites commensurate with those provided to similarly situated executives of the Company. They are entitled to 20 days paid vacation each calendar year and are entitled to participate in all Company employee benefit plans, practices, and programs generally applicable to Company employees. The employment agreements include a “clawback” right with respect to compensation based on achieving results or stock prices if there is a restatement of financial results with respect to which the determination of compensation is made. Under their employment agreements, Messrs. Hague and Patterson are employed at-will and may be terminated at any time. If termination is due to death or disability, the executive (or heirs) is entitled to receive the then base salary for six months and reimbursement of the cost of health care benefits for six months to the extent an election is made to continue benefits under the Consolidated Budget Reconciliation Act of 1985, as amended (“COBRA”). If the executive is terminated for cause or the executive resigns without good reason, the executive is not entitled to payment of any additional compensation post termination. However, if the executive resigns due to retirement after age 65, the executive is entitled to receive a retirement payment equal to three months of base salary. If the executive is terminated without cause or the executive resigns for good reason, the executive is entitled to payment of additional compensation post termination, which is 12 months of base salary for Mr. Hague and six months of base salary for Mr. Patterson, a lump sum payment equal to a portion of the executive’s annual bonus at target (100% for Mr. Hague and 50% for Mr. Patterson), and reimbursement of the cost of health care benefits to the extent the executive has elected to continue benefits under COBRA (12 months for Mr. Hague and six months for Mr. Patterson).

Cameron Hoyler had an employment agreement with the Company dated August 18, 2021, with the same terms as Mr. Hague’s employment agreement described in the preceding paragraph. This agreement was amended effective August 15, 2022, and again on March 13, 2023, so that beginning August 16, 2022, Mr. Hoyler ceased to serve as General Counsel, Corporate Secretary, EVP Corporate Development & Strategy, and Chief Compliance Officer, and become a part-time employee with the position of “Corporate Counsel” providing advisory services related to Company legal matters and, to that end, provide 250 hours of service to the Company in each calendar quarter during the term of the amended employment agreement. Mr. Hoyler’s salary for the 12-month period ending August 15, 2023, is $155,000, which the Company is obligated to pay in full should Mr. Hoyler be terminated by the Company without “cause” (as defined in the amended employment agreement) prior to the end of that 12-month period. There are no other severance payments or benefits under the Agreement. After August 15, 2023, Mr. Hoyler’s salary will be $7,083 per month. Bonus compensation may be paid at the Company’s sole discretion. After August 15, 2022, Mr. Hoyler is not entitled to participate in any fringe benefits that are made available to employees or accrue any paid time off. Due to the limited hours of service, Mr. Hoyler is not eligible to participate in the Company’s employee benefit plans in which eligibility requires at least 30 hours of service per week or 130 hours of service per month. Prior to the amendment of the employment agreement, Mr. Hoyler’s annual salary was $350,000.

Change in Control Payments

The employment agreements with Messrs. Hague and Patterson provide that if the Company participates in a “fundamental transaction” and the executive’s employment is terminated by the Company without cause during the 12-month period beginning six months prior to the date of the closing of the fundamental transaction, the executive resigns for good reason during the six-month period preceding the date of the closing of the fundamental transaction, or the executive resigns with or without good reason during the six-month period following the closing of the fundamental transaction, Messrs. Hague and Patterson are entitled to payment of additional compensation at the closing of the fundamental transaction equal to the sum of 24 months of base salary and 100% of annual bonus at target. In addition, Messrs. Hague and Patterson are entitled to reimbursement of the cost of health care benefits to the extent they elect to continue benefits under COBRA (12 months for Mr. Hague and six months for Mr. Patterson). A “fundamental transaction” is defined as: (i) the sale of 50 percent or more of the consolidated assets of the Company and its affiliated companies to an unrelated person, (ii) the sale (including sale of the capital stock of a subsidiary holding intellectual property rights) or licensing to an unrelated person of 50 percent or more (based on fair value) of the intellectual property rights held by the Company and its affiliated companies; (iii) a merger, reorganization, or consolidation pursuant to which the holders of the Company’s outstanding voting power and outstanding stock immediately prior to such transaction do not own a majority of the outstanding voting power and outstanding stock or other equity interests of the resulting or successor entity immediately upon completion of such transaction, (iv) the acquisition of all of the outstanding capital stock of the Company or its primary operating subsidiary by an unrelated person, or (v) any other transaction in which the owners of the outstanding voting power of the Company or its primary operating subsidiary immediately prior to such transaction do not own at least a majority of the outstanding voting power immediately upon completion of the transaction. Based on the current annual base salaries of Messrs. Hague and Patterson, the severance payments upon the occurrence of a fundamental transaction based on salary and bonus are as follow:

	Base Salary Severance			Annual Bonus Severance
Name	Base($)	No. of Months	Total($)	Annual Target($)	No. of Months	Total($)	Total Severance ($)

Richard Hague	450,000	24	900,000	270,000	12	270,000	1,170,000
Jacob Patterson	275,000	24	550,000	165,000	12	165,000	715,000

The employment agreement with Mr. Hoyler contained the same compensation terms in the event of a “fundamental transaction” as described above for Mr. Hague. After amendment of his employment agreement in August 2022, Mr. Hoyler is entitled to receive a payment of $350,000 if there is a fundamental transaction that closes on or before August 15, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2022, to each of the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Hague Richard	4/8/2019	2,600	-	270.50	4/8/2029	-	-
	4/16/2020	-	-	-	-	767	502
	4/16/2020	-	-	-	-	2,114	1,385
	4/16/2021					1,499	982
	4/16/2021					1,499	982

Jacob Patterson	1/2/2018	400	-	580.25	1/2/2028	-	-
	5/31/2018	600	-	646.25	5/30/2028	-	-
	2/1/2019	400	-	443.00	2/1/2029	-	-
	4/16/2020	1,666	334	27.50	4/16/2030	-	-
	4/16/2021	-	-	-	-	1,499	982
	4/16/2021	-	-	-	-	1,499	982

Hoyler Cameron	4/6/2017	3,000	-	328.00	4/6/2027	-	-
	11/10/2017	2,400	-	614.75	11/10/2027	-	-
	9/20/2018	2,600	-	503.00	9/20/2028	-	-
	4/16/2020	-	-	-	-	1,334	874
	4/16/2020	-	-	-	-	667	437
	4/16/2021	-	-	-	-	1,499	982
	4/16/2021	-	-	-	-	1,499	982

(1)	The stock options listed for Mr. Patterson vest every three months over a three-year period starting three months after the grant date.

(2)	All unvested restricted stock units held by Messrs. Hague, Patterson, and Hoyler vest in equal installments every three months during the three-year period following the grant date.

(3)	Market value is based on closing stock price of $0.6551 on December 31, 2022.

Board Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2022, to each of our current directors and former directors who served on the Board in 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(4)	Total ($)

Peter A. Cohen	171,750	44,283	216,033
Willie C. Bogan	104,923	44,283	149,206
Jeff Dyer (2)	97,265	-0-	97,265
David Seaburg	219,050	44,283	263,333
Chris Nolet (3)	112,500	44,283	156,783

(1)	The figure in this column represents the aggregate grant date fair value for restricted stock awards granted during the reported periods computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements presented in this Annual Report on Form 10-K for details as to the assumptions used to determine the grant date fair value of the restricted stock awards.

(2)	Jeff Dyer stepped down from the Board in September 2022 and re-joined the Board in January 2023.

(3)	Chris Nolet stepped down from the Board in January 2023.

(4)	The following table shows the aggregate number of option awards and unvested restricted stock awards outstanding on the last day of the fiscal year ended December 31, 2022, for each of the directors named in the director compensation table.

Name	Option Awards	Stock Awards

Peter A. Cohen	344	50,900
Willie C. Bogan	7,001	50,900
Jeff Dyer	10,519	-0-
David Seaburg	10,000	67,371
Chris Nolet	12,814	50,900

Director Compensation Plans

For the nine-month period that began January 1, 2022, non-employee directors were compensated as follows:

●	Each non-employee director receives an annual cash retainer of $125,000;
●	The Chairman of the Board receives an annual fee of $80,000;
●	Our Audit Committee Chairman receives an annual fee of $20,000, our Compensation Committee Chairman receives an annual fee of $15,000, and our Nominating and Governance Committee Chairman receives an annual fee of $10,000; and
●	Non-chair members of our Audit Committee receive an annual fee of $9,000, our Compensation Committee members receive an annual fee of $7,000, and our Nominating and Governance Committee members receive an annual fee of $5,000.

For the 12-month period beginning October 1, 2022, the annual compensation payable to non-employee directors is as follows:

●	The Company’s Audit Committee chairperson receives an annual fee of $10,000, the Compensation Committee chairperson receives an annual fee of $7,500, and the Nominating and Governance Committee chairperson receives an annual fee of $5,000, and all such fees are paid quarterly in cash in arrears.

●	Non-chair members of the Company’s Audit Committee receive an annual fee of $4,500, the Compensation Committee non-chair members receive an annual fee of $3,500, and the Nominating and Governance Committee non-chair members receive an annual fee of $2,500, and all such fees are paid quarterly in cash in arrears.

●	The Chairperson of the Board receives an annual fee of $40,000 paid quarterly in cash in arrears.

●	Each non-employee director receives an annual retainer of $50,000 payable in equity (subject to certain limitations described below) under one of the following options selected by the director:

○	Non-qualified stock options that have an exercise price equal to the closing price on the date of grant, time vest in four quarterly installments (in arrears) during the applicable 12-month period and are exercisable for a term of 10 years from the grant date. The number of option shares will be equal to $50,000 divided by the Black-Scholes value on the date of grant.

○	Restricted stock units that vest in four quarterly installments (in arrears) during the applicable 12-month period beginning on the grant date. The number of restricted stock units will be equal to $50,000 divided by the applicable grant date closing price.

○	A combination of non-qualified stock options and restricted stock units that have a total value of $50,000 under the terms described above.

The number of stock awards to be granted to the directors for the annual fee shall not exceed, in the aggregate, the number of shares available for awards under stockholder approved equity compensation plans net of a reasonable reserve for other equity compensation needs of the Company for new hires as determined by the Chief Executive Officer (the “Award Limit”), and any portion of the directors’ annual fees that remains unpaid after applying the Award Limit, pro rata, to the directors’ shall be payable quarterly in cash in arrears. As of the date each director recognizes income from the vesting of an equity award, the Company will calculate an approximated income tax burden for the income recognized applying a 37% tax rate and make payment of that amount in cash to each such director within 30 days following the income recognition date.

●	In the event a director leaves the Board prior to end of a calendar quarter, cash compensation will be paid, and equity awards will vest, pro rata based on the number of days elapsed during the quarter to and including the day the director’s service ends. Upon a change in control or sales event as defined in the equity incentive plan under which equity awards are granted to a director, the equity awards shall vest in full to the maximum extent permitted under the applicable equity incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of March 20, 2023, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company’s common stock, (ii) each of the Company’s current directors, (iii) each NEO identified in “Item 11. Executive Compensation,” above, and (iv) all directors and NEOs as a group. The number of shares of common stock beneficially owned by each person is determined under rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power, and includes any shares that the person has the right to acquire within 60 days of the date as of which the beneficial ownership determination is made. Applicable percentages are based upon 7,323,755 voting shares issued and outstanding as of March 20, 2023, and treating any shares that the holder has the right to acquire within 60 days as outstanding for purposes of computing their ownership percentage. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned, subject to community property laws where applicable, and their addresses are c/o PolarityTE, Inc., 1960 S 4250 W, Salt Lake City, UT 84104.

Security Ownership of Certain Beneficial Owners

	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock
Executive Officers and Directors (1):

Peter A. Cohen	20,312	0.3%
Willie C. Bogan	22,618	0.3%
Jeff Dyer	11,872	0.2%
David Seaburg	73,323	1.0%
Richard Hague	45,337	0.6%
Jacob Patterson	16,878	0.2%
Cameron Hoyler	41,640	0.6%

Executive Officers and Directors as a Group (7 persons)	259,197	3.5%

Greater than 5% Holders:

(1)	For the following persons, the number of shares beneficially owned includes the following number of shares underlying options that are exercisable or restricted share awards expected to vest within 60 days of March 20, 2023: David Seaburg (2,051), Richard Hague (884), Jacob Patterson (667), and Cameron Hoyler (1,501).

Equity Compensation Plan Information

The following table provides information on our compensation plans at December 31, 2022, under which equity securities are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	178,511	185.41	14,747
Equity compensation plans not approved by security holders (1)	3,800	$333.95	-0-
Total	182,311		14,747

(1)	These plans are individual grants of stock options to three employees in connection with their engagement or employment by us. Each stock option is vested. The grant date, number of shares, and exercise price for each stock option granted are as follows:

Grant Date	No. of Shares	Exercise Price
04/06/2017	3,000	$328.00
04/10/2017	400	$356.25
04/10/2017	400	$356.25

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

Our Board is currently comprised of four members. The Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, the Board has determined that Peter A. Cohen, Willie C. Bogan, and Jeff Dyer are “independent directors” as defined by the rules of The NASDAQ Stock Market.

Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed by EisnerAmper LLP (“EisnerAmper”), for the years ended December 31, 2022 and 2021, for the categories of services indicated.

	Year Ended December 31, 2022 ($)	Year Ended December 31 2021 ($)
Audit Fees	384,535	330,760
Audit Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	384,535	330,760

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

Other fees consist of fees for products and services other than the services reported in the categories described above.

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, our compliance with legal and regulatory requirements, and the quality of our internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board, which is available on our website at www.polarityte.com. The Audit Committee is responsible for selecting, retaining, and determining the compensation of our independent public accountant, pre-approving the services it will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements reported in our Form 10-K and our quarterly financial statements reported in our Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for the fiscal year ended December 31, 2022, the Audit Committee took the following actions:

●	reviewed and discussed with management and EisnerAmper the audited financial statements for the fiscal year ended December 31, 2021;
●	discussed with EisnerAmper the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit;
●	received written disclosures and the letter from EisnerAmper regarding its independence as required by applicable requirements of the PCAOB regarding EisnerAmper’s communications with the Audit Committee and the Audit Committee further discussed with EisnerAmper its independence; and
●	considered the status of pending litigation, taxation matters, and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Our Audit Committee pre-approved all services that our independent accountants provided to us for the years ended December 31, 2022 and 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements.

The financial statements required by Item 15 are submitted in a separate section of this report, beginning on Page F-1, incorporated herein and made a part hereof.

(2)	Financial Statement Schedules.

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits.

The following index lists the exhibits that are filed with this report or incorporated by reference, as noted:

3.1	(Third) Restated Certificate of Incorporation of PolarityTE, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 1, 2021)
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 17, 2022)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 17, 2022)
3.4	Certificate of Amendment of the (Third) Restated Certificate of Incorporation Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 16, 2022)
3.5	Certificate of Elimination of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2022)
3.6	PolarityTE, Inc., Amended and Restated Bylaws - September 28, 2021 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 1, 2021)
4.1	Form of Common Stock Warrant Certificate (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on February 14, 2020)
4.2	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on February 14, 2020)
4.3	Form of letter agreement for repricing of common stock warrants issued February 14, 2020 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on November 23, 2020)
4.4	Form of Series A Common Stock Purchase Warrant dated December 23, 2020 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on December 23, 2020)
4.5	Form of Series B Pre-Funded Common Stock Purchase Warrant dated December 23, 2020 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on December 23, 2020)
4.6	Form of Placement Agent Common Stock Purchase Warrant dated December 23, 2020 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on December 23, 2020)
4.7	Form of Series A Common Stock Purchase Warrant – January 2021 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on January 14, 2021)
4.8	Form of Series B Pre-Funded Common Stock Purchase Warrant – January 2021 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on January 14, 2021)
4.9	Form of Placement Agent Common Stock Purchase Warrant – January 2021 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on January 14, 2021)
4.10	Form of Common Stock Purchase Warrant – January 2021 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on January 26, 2021)
4.11	Form of Placement Agent Common Stock Purchase Warrant – January 2021 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on January 26, 2021)
4.12	Form of Common Warrant – March 2022 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on March 17, 2022)
4.13	Form of Placement Agent Warrant – March 2022 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on March 17, 2022)
4.14	Form of Pre-Funded Common Stock Purchase Warrant – Registered Direct Offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on June 8, 2022)
4.15	Form of Pre-Funded Common Stock Purchase Warrant – Private Placement Offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on June 8, 2022)
4.16	Form of Preferred Investment Option (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on June 8, 2022)
4.17	Form of Placement Agent Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to our Form 8-K filed with the SEC on June 8, 2022)
4.18	Description of Securities (incorporated by reference to Exhibit 4.13 to our Form 10-K filed with the SEC on March 30, 2021)
#10.1	Employment Agreement with Richard Hague (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on May 10, 2019)
#10.2	Amendment No. 1 to Employment Agreement with Richard Hague (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on August 8, 2019)
#10.3	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed with the SEC on August 8, 2019)
#10.4	Form of Restricted Stock Unit Agreement – 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to our Form 10-K filed with the SEC on January 14, 2019)
#10.5	Form of Stock Option Agreement – 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to our Form 10-K filed with the SEC on January 14, 2019)
#10.6	Form of Restricted Stock Unit Agreement – 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to our Form 10-K filed with the SEC on January 14, 2019)
#10.7	Form of Stock Option Agreement – 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to our Form 10-K filed with the SEC on January 14, 2019)

#10.8	PolarityTE 2017 Equity Incentive Plan (incorporated by reference to Appendix A of our proxy statement filed with the SEC on February 24, 2017)
#10.9	PolarityTE 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to our Form S-8 registration Statement filed with the SEC on October 5, 2018)
#10.10	PolarityTE 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 registration Statement filed with the SEC on October 5, 2018)
#10.11	PolarityTE 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on December 29, 2020)
#10.12	Form of Incentive Stock Option Agreement – 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 to our Form 10-K filed with the SEC on March 12, 2020)
#10.13	Form of Non-qualified Stock Option Agreement – Non-employee Directors – 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 to our Form 10-K filed with the SEC on March 12, 2020)
#10.14	Form of Non-qualified Stock Option Agreement – Employees – 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.19 to our Form 10-K filed with the SEC on March 12, 2020)
#10.15	Form of Non-qualified Stock Option Agreement – Consultants – 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.20 to our Form 10-K filed with the SEC on March 12, 2020)
#10.16	Form of Restricted Stock Award – 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.21 to our Form 10-K filed with the SEC on March 12, 2020)
#10.17	Form of Restricted Stock Unit Award – Non-employee Directors - 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.22 to our Form 10-K filed with the SEC on March 12, 2020)
#10.18	Form of Restricted Stock Unit Award – Employees - 2020 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.23 to our Form 10-K filed with the SEC on March 12, 2020)
#10.19	Settlement Terms Agreement dated August 21, 2019, between Denver Lough and the Company (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on November 12, 2019)
#10.20	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on March 25, 2020)
#10.21	Employment Agreement with Richard Hague dated August 18, 2021 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on August 24, 2021)
#10.22	Employment Agreement with Cameron Hoyler dated August 18, 2021 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on August 24, 2021)
#10.23	Employment Agreement with Jacob Patterson dated August 18, 2021 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on August 24, 2021)
#10.24	Consulting Agreement with David Seaburg dated September 1, 2021 (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed with the SEC on November 10, 2021)
#10.25	Amendment No. 1 Effective August 15, 2022, to Executive Employment Agreement with Cameron Hoyler (incorporated by reference to Exhibit 10.8 to our Form 10-Q filed with the SEC on August 11, 2022)
10.26	Commercial Lease Agreement by and Between the Company and Adcomp LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 29, 2017)
10.27	Note and Loan Agreement dated April 12, 2020, between PolarityTE MD, Inc., and KeyBank National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 15, 2020)
10.28	Form of Securities Purchase Agreement dated January 11, 2021 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on January 14, 2021)
10.29	Form of letter agreement for exercise of Series A Common Stock Purchase Warrant dated December 23, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on January 26, 2021)
10.30	Purchase and Sale Agreement between PolarityTE, Inc., and BCG Acquisitions LLC (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on December 17, 2021)
10.31	Purchase and Sale Agreement between PolarityTE, Inc., and Adcomp LLC (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on March 15, 2022)
10.32	Amendment No. 1 to Purchase and Sale Agreement between PolarityTE, Inc., and BCG Acquisitions LLC (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on March 15, 2022)
10.33	Addendum to Purchase and Sale Agreement between PolarityTE, Inc., and BCG Acquisitions, Inc., dated November 9, 2022 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on December 1, 2022)
10.34	Form of Securities Purchase Agreement dated March 15, 2022 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on March 17, 2022)

10.35	Form of Warrant Amendment Agreement dated March 15, 2022 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on March 17, 2022)
10.36	Stock Purchase Agreement between Utah CRO Services, Inc., and JP Lawrence Biomedical, Inc., dated April 14, 2022 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 18, 2022)
10.37	Real Estate Purchase and Sale Agreement between IBEX Property LLC, and JP Lawrence Land and Building LLC, dated April 14, 2022 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 18, 2022)
10.38	Promissory Note dated April 28, 2022, made by JP Lawrence Biomedical, Inc., in the principal amount of $400,000 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on May 2, 2022)
10.39	Form of Registered Direct Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on June 8, 2022)
10.40	Form of Private Placement Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on June 8, 2022)
10.41	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on June 8, 2022)
10.42	Lease Agreement between 1960 South 4250 West LLC and PolarityTE MD, Inc., dated December 1, 2022 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 1, 2022)
*21.1	Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification Pursuant to Rule 13a-14(a)
*31.2	Certification Pursuant to Rule 13a-14(a)
*32.1	Certification Pursuant to Rule 13a-14(b) and Section 1350, Chapter 63 of Title 18, United States Code

*101.INS	Inline EXBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File

#	Constitutes a management contract, compensatory plan, or arrangement.
*	Filed herewith.

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLARITYTE, INC.

By:	/s/ Richard Hague
Chief Executive Officer (Principal Executive Officer)

Date:	March 27, 2023

By:	/s/ Jacob Patterson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Cohen	Chairman of the Board of Directors	March 27, 2023
Peter A. Cohen

/s/ Willie C. Bogan	Director	March 27, 2023
Willie C. Bogan

/s/ Jeff Dyer	Director	March 27, 2023
Jeff Dyer

/s/ David Seaburg	Director	March 27, 2023
David Seaburg

POLARITYTE, INC. AND SUBSIDIARIES

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PolarityTE, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PolarityTE, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Common Stock Warrant Liability Valuation

As discussed in Note 13 to the financial statements, the Company issued common stock warrants to purchasers of its common stock. The warrants are classified as liabilities, as they could require cash settlement in certain scenarios, and are recorded at fair value in the Company’s consolidated balance sheet with a fair value of approximately $1,489,000 as of December 31, 2022. The Company recorded a gain on the change in fair value of the common stock warrant liability of approximately $14,468,000 in its consolidated statement of operations for the year ended December 31, 2022. Management utilized the Monte Carlo Simulation model to estimate the fair value of each warrant on the date of issuance and at each interim and annual reporting date until settled or classified as equity. Estimates and assumptions impacting the fair value measurement include simulated future stock price amounts over the remaining life of the commitment, as well as estimated change of control considerations. This valuation technique involves a significant amount of estimation and judgment. In general, the assumptions used in calculating the fair value of the common stock warrant liability represent management’s best estimate, but the estimate involves inherent uncertainties and the application of significant management judgment.

We identified the valuation of common stock warrant liability as a critical audit matter due to (i) the significant management judgment and subjectivity in developing the assumptions to the models utilized and (ii) the complexity of the Monte Carlo Simulation model used to determine fair value. This in turn led to a high degree of auditor judgment and subjectivity. We also applied significant judgment in performing our audit procedures which involved the use of valuation professionals with specialized skill and knowledge to evaluate the audit evidence obtained from the audit procedures performed, in particular, to evaluate the reasonableness of management’s valuation technique, as well as certain inputs and assumptions used within the model.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls relating to the Company’s valuation of the common stock warrant liability. Our procedures also included, among others, (i) use of a valuation specialist in evaluating management’s process for selecting the appropriate valuation models and techniques and assumptions used as inputs to those valuation models and (ii) testing the completeness, mathematical accuracy, and relevance of underlying data used in the models and calculations.

Accounting for Sale and Leaseback Transaction

As discussed in Note 8 to the financial statements, the Company exercised its purchase option under its lease for commercial office/warehouse space located in Salt Lake City, UT. Following the purchase, the Company immediately sold the property to a third party and subsequently leased back a portion of the building located on the property. The transaction was accounted for as a sale and leaseback in accordance with ASC 842, Leases. The Company recorded an increase to its right of use asset of $4,000,000 representing a lease prepayment, and a corresponding gain on sale of the property of $4,000,000 to adjust for the off-market terms in accounting for the sale and leaseback transaction since the fair value of the property was in excess of the sales price of the property. Management used a third-party valuation firm to estimate the fair value of the property on the date of sale. Estimates and assumptions impacting the fair value of the property included, but were not limited to, sale prices of comparable office/warehouse buildings, capitalization rates, and selection of valuation methodology for concluded fair value. Management determined the “as is” valuation methodology to be the most relevant as the building sold was sold in an “as is” condition without any renovations. The estimate of the fair value of the property involved a significant amount of judgment. The assumptions used in calculating the fair value of the property represent management’s best estimate, but the estimate involves inherent uncertainties and the application of significant management judgment. Accounting for the transaction as a sale and leaseback also involves a significant amount of judgment in determining whether all of the criteria under ASC 842-40 were met.

We identified the accounting for the sale and leaseback transaction as a critical audit matter due to (i) the significant management judgment and subjectivity in developing the assumptions to the models utilized to estimate the fair value of the property; and (ii) the subjectivity in assessing the sale and leaseback criteria to determine whether all of the relevant criteria have been met. This in turn led to a high degree of auditor judgment and subjectivity. We also applied significant judgment in performing our audit procedures which involved the use of valuation professionals with specialized skill and knowledge to evaluate the audit evidence obtained from the audit procedures performed, in particular to evaluate the reasonableness of management’s valuation technique and assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls relating to the Company’s accounting for the sale and leaseback transaction. Our procedures also included, among others, (i) use of a valuation specialist in evaluating management’s process for selecting the appropriate valuation models and techniques and assumptions used as inputs to those valuation models; (ii) testing the completeness, mathematical accuracy, and relevance of underlying data used in the models and calculations; and (iii) evaluating the appropriate accounting for the transaction based upon the criteria in ASC 842-40 and applying our understanding of the applicable provisions of U.S. GAAP.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010. Partners of Amper, Politziner & Mattia LLP joined EisnerAmper LLP in 2010. Amper, Politziner & Mattia LLP had served as the Company’s auditor since 2009.

EISNERAMPER LLP

Iselin, New Jersey

March 27, 2023

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$11,446	$19,375
Accounts receivable, net	–	978
Assets held for sale	700	441
Prepaid expenses and other current assets	1,109	1,595
Total current assets	13,255	22,389
Property and equipment, net	1,775	6,923
Operating lease right-of-use assets	6,906	1,146
Other assets	911	720
TOTAL ASSETS	$22,847	$31,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,380	$3,115
Other current liabilities	687	1,520
Deferred revenue	–	74
Total current liabilities	2,067	4,709
Common stock warrant liability	1,489	6,844
Operating lease liabilities	2,632	43
Finance lease liabilities	41	338
Total liabilities	6,229	11,934

Commitments and Contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock – 25,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2022 and 2021	–	–
Common stock - $.001 par value; 250,000,000 shares authorized; 7,258,186 and 3,299,379 shares issued and outstanding at December 31, 2022 and 2021, respectively*	7	3
Additional paid-in capital	532,842	527,639
Accumulated deficit	(516,231)	(508,398)
Total stockholders’ equity	16,618	19,244
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,847	$31,178

* Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021
Net revenues
Products	$–	$3,076
Services	814	6,328
Total net revenues	814	9,404
Cost of revenues
Products	–	448
Services	616	3,868
Total costs of revenues	616	4,316
Gross profit	198	5,088
Operating costs and expenses
Research and development	11,048	14,182
General and administrative	15,027	20,476
Sales and marketing	–	2,808
Restructuring and other charges	103	678
Gain on sale of property and equipment	(4,000)	–
Impairment of assets held for sale	393	–
Impairment of goodwill and intangible assets	–	630
Total operating costs and expenses	22,571	38,774
Operating loss	(22,373)	(33,686)
Other income (expense), net
Gain on extinguishment of debt	–	3,612
Change in fair value of common stock warrant liability	14,468	4,995
Inducement loss on sale of liability classified warrants	–	(5,197)
Interest expense, net	(11)	(127)
Other income, net	83	216
Net loss	$(7,833)	$(30,187)

Net loss per share attributable to common stockholders
Basic*	$(1.14)	$(9.43)
Diluted*	$(1.67)	$(9.43)
Weighted average shares outstanding
Basic*	6,853,169	3,200,561
Diluted*	7,665,190	3,200,561

*	Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	For the Years Ended December 31, 2022 and 2021
	Convertible Preferred Stock		Common Stock*		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital*	Deficit	Equity
Balance – December 31, 2020	–	$–	2,194,284	$2	$505,547	$(478,211)	$27,338
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs of $114	–	–	266,800	–	1,255	–	1,255
Issuance of common stock upon exercise of warrants	–	–	428,542	1	6,670	–	6,671
Reclassification of warrant liability upon exercise	–	–	–	–	8,964	–	8,964
Issuance of common stock upon exercise of prefunded warrants	–	–	306,358	–	8	–	8
Stock-based compensation expense	–	–	–	–	5,600	–	5,600
Stock option exercises	–	–	100	–	3	–	3
Purchase of ESPP shares	–	–	4,076	–	55	–	55
Vesting of restricted stock units	–	–	125,063	–	–	–	–
Shares withheld for tax withholding	–	–	(24,326)	–	(463)	–	(463)
Forfeiture of restricted stock awards	–	–	(1,518)	–	–	–	–
Net loss	–	–	–	–	–	(30,187)	(30,187)
Balance – December 31, 2021	–	$–	3,299,379	$3	$527,639	$(508,398)	$19,244
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs of $173	–	–	445,500	–	1,840	–	1,840
Issuance of common stock upon exercise of prefunded warrants	–	–	2,722,818	3	–	–	3
Issuance of preferred stock and warrants through underwritten offering, net of issuance costs of $184	5,000	–	–	–	1,685	–	1,685
Issuance of common stock upon conversion of preferred stock	(5,000)	–	655,738	1	(1)	–	–
Fractional shares issued for reverse stock split	–	–	17,024	–	–	–	–
Stock-based compensation expense	–	–	–	–	1,857	–	1,857
Purchase of ESPP shares	–	–	3,200	–	3	–	3
Vesting of restricted stock units	–	–	137,259	–	–	–	–
Shares withheld for tax withholding	–	–	(22,732)	–	(181)	–	(181)
Net loss	–	–	–	–	–	(7,833)	(7,833)
Balance – December 31, 2022	–	$–	7,258,186	$7	$532,842	$(516,231)	$16,618

*	Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,833)	$(30,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,857	5,381
Depreciation and amortization	1,507	2,652
Impairment of goodwill and intangible assets	–	630
Impairment of assets held for sale	393	–
Amortization of intangible assets	–	190
Bad debt expense	–	75
Inventory write-off	–	747
Gain on sale and leaseback transaction	(4,000)	–
Gain on extinguishment of debt – PPP loan	–	(3,612)
Change in fair value of common stock warrant liability	(14,468)	(4,995)
Inducement loss on sale of liability classified warrants	–	5,197
Loss on restructuring and other charges	–	321
Loss on sale of property and equipment	37	12
Gain on sale of subsidiary and property	(32)	–
Loss on abandonment of property and equipment and ROU assets	448	209
Other non-cash adjustments	(10)	(45)
Changes in operating assets and liabilities:
Accounts receivable	396	2,766
Inventory	–	136
Prepaid expenses and other current assets	696	(603)
Operating lease right-of-use assets	1,227	1,318
Other assets/liabilities, net	(1)	(248)
Accounts payable and accrued expenses	(1,578)	(1,047)
Other current liabilities	(12)	(29)
Deferred revenue	(51)	(94)
Operating lease liabilities	(1,173)	(1,404)
Net cash used in operating activities	(22,597)	(22,630)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(37)	(123)
Proceeds from sale of property and equipment	253	27
Proceeds from sale of subsidiary and property, net of selling expenses and cash sold	2,327	–
Net cash provided by/(used in) investing activities	2,543	(96)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other financing arrangements	17,500	–
Proceeds from insurance financing arrangements	1,027	1,028
Principal payments on real estate financing lease	(17,500)	–
Principal payments on term note payable and financing arrangements	(1,041)	(1,054)
Principal payments on equipment financing leases	(323)	(555)
Net proceeds from the sale of common stock, warrants and pre-funded warrants	7,823	9,884
Proceeds from the sale of new warrants	–	1,002
Proceeds from warrants exercised	–	6,671
Proceeds from pre-funded warrants exercised	3	8
Net proceeds from the sale of preferred stock and warrants	4,814	–
Cash paid for tax withholdings related to net share settlement	(181)	(463)
Proceeds from stock options exercised	–	3
Proceeds from ESPP purchase	3	55
Net cash provided by financing activities	12,125	16,579
Net decrease in cash and cash equivalents	$(7,929)	$(6,147)
Cash and cash equivalents - beginning of period	19,375	25,522
Cash and cash equivalents - end of period	$11,446	$19,375
Supplemental cash flow information:
Cash paid for interest	$69	$118

Supplemental schedule of non-cash investing and financing activities:
Fair value of placement agent warrants issued in connection with offering	$417	$838
Reclassification of warrant liability to stockholders’ equity upon exercise of warrant	$–	$8,964
Conversion of Series A and Series B preferred stock into common stock	$16	$–
Allocation of proceeds to warrant liability	$9,113	$8,629
Unpaid liability for acquisition of property and equipment	$–	$21
Right-of-use asset obtained in exchange for operating lease liability	$2,978	$42
Property and equipment obtained in exchange for finance lease liability	$17,500	$–
Deferred and accrued offering costs	$–	$400
Reclassification of equipment to assets held for sale	$700	$441
Sales of assets held for sale in exchange for a note receivable	$400	$–
Settlement of other financing arrangements through contribution of property	$17,500	$–

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

The Company’s first regenerative tissue product is SkinTE. In July 2021, the Company submitted an investigational new drug application (“IND”) for SkinTE to the United States Food and Drug Administration (the “FDA”) through its subsidiary, PolarityTE MD, Inc. Prior to June 1, 2021, the Company sold SkinTE under Section 361 of the Public Health Service Act in 2020 and into 2021 and, after the Company’s decision to file an IND under Section 351 of that Act, under an enforcement discretion position stated by the FDA in a regenerative medicine policy framework to help facilitate regenerative medicine therapies. The FDA’s stated period of enforcement discretion ended May 31, 2021. Consequently, the Company terminated commercial sales of SkinTE on May 31, 2021, and ceased its SkinTE commercial operations, and has transitioned to a clinical stage company pursuing an IND for SkinTE. As a result, there are no product sales from commercial SkinTE after June 2021. The only revenues recognized subsequent to June 2021 for SkinTE were nominal amounts collected on accounts for product shipped prior to the end of May 2021 that were not previously recognized because of concerns with collectability. No revenue for SkinTE was recognized during the year ended December 31, 2022.

At the beginning of May 2018, the Company acquired a preclinical research and veterinary sciences business, which had been used for preclinical studies on the Company’s regenerative tissue products and to offer preclinical research services to unrelated third parties on a contract basis. The Company sold the business at the end of April 2022 and ceased to recognize services revenues after the sale. Consequently, the Company is no longer engaged in any revenue generating business activity and its operations are now focused on advancing the IND for SkinTE.

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

Segments. The Company’s operations are based in the United States and involve products and services which were managed separately in two segments prior to April 2022: 1) regenerative medicine products and 2) contract services. The Chief Operating Decision Maker (CODM), is the Company’s Chief Executive Officer (CEO), who allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss).

The contract services reporting segment operated primarily through IBEX Preclinical Research, Inc. (“IBEX”). Utah CRO Services, Inc., a Nevada corporation (“Utah CRO”), is the Company’s direct subsidiary and held all the outstanding capital stock of IBEX (the “IBEX Shares”). Utah CRO also held all the member interest of IBEX Property LLC, a Nevada limited liability company (“IBEX Property”), that owned two unencumbered parcels of real property in Logan, Utah, consisting of approximately 1.75 combined gross acres of land, together with the buildings, structures, fixtures, and personal property (the “Property”), which was leased by IBEX Property to IBEX for IBEX to conduct its preclinical research and veterinary sciences business. In April 2022, the Company sold IBEX and the Property. Consequently, the remaining contract services business is no longer a reportable segment due to immateriality. Contract services ceased to be a reportable segment upon disposal of IBEX and historical information from prior to the disposal date is reported in Note 19. See Note 5 for detail on management’s disposal of IBEX.

Cash and cash equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. As of December 31, 2022, the Company did not hold any cash equivalents.

Concentration of Credit Risk. Balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2022 and 2021.

Accounts Receivable. Accounts receivable at December 31, 2021 are due from the Company’s contract services customers. There are no accounts receivable at December 31, 2022. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. As of December 31, 2021, the Company recorded an allowance of approximately $0.2 million.

Inventory. Inventory comprises raw materials, which are valued at the lower of cost or net realizable value, on a first-in, first-out basis. The Company evaluates the carrying value of its inventory on a regular basis, taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand to record an inventory valuation adjustment. The Company recorded inventory write-offs of $0.7 million for the year ended December 31, 2021, of which $0.3 million and $0.4 million were recorded in research and development and cost of sales, respectively, within the accompanying consolidated statement of operations. No inventory was recorded as of December 31, 2022 or 2021.

Assets Held for Sale. Assets to be disposed (“disposal group”) of by sale are reclassified into assets held for sale on the Company’s consolidated balance sheet. The reclassification occurs when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. During the reporting periods, the Company has committed to plans to sell a variety of lab equipment within the regenerative medicine products reporting segment. The lab equipment for which the Company has a committed plan to sell but has not yet been sold has been designated as held for sale and is presented as such within the consolidated balance sheet as of December 31, 2022 and December 31, 2021.

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

Leases. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Finance leases are reported in the consolidated balance sheet in property and equipment and other current and long-term liabilities. The current portion of operating lease obligations are included in other current liabilities. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the term of the lease and interest expense associated with its finance lease is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

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

As a result of the goodwill and intangible assets impairment analyses, the Company determined that goodwill and intangible assets of the IBEX reporting unit were fully impaired and recorded impairment charges of $0.6 million for the year ended December 31, 2021 within the Company’s contract services business segment and are included in impairment of goodwill and intangible assets within the accompanying consolidated statement of operations. No goodwill or intangibles were recorded as of December 31, 2022 or December 31, 2021.

Impairment of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss is required to be measured when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The measurement of impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows.

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

In the contract services segment, the Company recorded service revenues from the sale of its preclinical research services, which included delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consisted of a single performance obligation that the Company satisfied over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. The Company believes that this method provides an appropriate measure of the transfer of services over the term of the performance obligation based on the remaining services needed to satisfy the obligation. This required the Company to make reasonable estimates of the extent of progress toward completion of the contract. As a result, unbilled receivables and deferred revenue were recognized based on payment timing and work completed. Generally, a portion of the payment was due upfront and the remainder upon completion of the contract, with most contracts completing in less than a year. Contract services also included research and laboratory testing services to unrelated third parties on a contract basis. Due to the short-term nature of the services, these customer contracts generally consisted of a single performance obligation that the Company satisfied at a point in time. The Company satisfied the single performance obligation and recognized revenue upon delivery of testing results to the customer. As of December 31, 2022 and December 31, 2021, the Company had unbilled receivables of zero and $0.5 million, respectively, and deferred revenue of zero and $0.1 million, respectively. Revenue of $0.1 million was recognized during the year ended December 31, 2022 that was included in the deferred revenue balance as of December 31, 2021.

Any costs incurred to obtain a contract would be recognized as product is shipped.

The Company considers a significant customer to be one that comprises more than 10% of net revenues or accounts receivable. The Company did not have revenue in 2022 other than the revenue related to its IBEX business that was sold during 2022.

The following table contains revenues as presented in the consolidated statements of operations disaggregated by services and products.

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Regenerative Medicine Products
SkinTE Products	$–	$3,076

Contract Services
Lab Testing Services	–	1,877
Preclinical Research Services	814	4,451
	814	6,328
Total Net Revenues	$814	$9,404

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

The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

Net Loss Per Share. Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Gains on warrant liabilities are only considered dilutive when the average market price of the common stock during the period exceeds the exercise price of the warrants. All common stock warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing earnings per share (EPS), these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No loss was allocated to the warrants for the years ended December 31, 2022 and December 31, 2021 as results of operations were a loss for each period and the warrant holders are not required to absorb losses. The Company has issued pre-funded warrants from time to time at an exercise price of $0.025 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing basic earnings per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This standard was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of Topic 326. As a smaller reporting company, Topic 326 will now be effective for the Company beginning January 1, 2023. As such, the Company adopted this ASU beginning January 1, 2023. The Company does not expect the adoption of the new guidance to have a significant impact on its consolidated financial statements and related disclosures.

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

3. LIQUIDITY AND GOING CONCERN

The Company is a clinical stage biotechnology company that has incurred recurring losses and negative cash flows from operations since commencing its biotechnology business in 2017. As of December 31, 2022, the Company had an accumulated deficit of $516.2 million. As of December 31, 2022, the Company had cash and cash equivalents of $11.4 million. The Company has been funded historically through sales of equity and debt.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrant liability	$–	$–	$1,489	$1,489
Total	$–	$–	$1,489	$1,489

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrant liability	$–	$–	$6,844	$6,844
Total	$–	$–	$6,844	$6,844

The Company assesses its assets held for sale, long-lived assets, including property, equipment, ROU assets, intangible assets, and goodwill, at their estimated fair value on a non-recurring basis. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting impairment would require that the asset be recorded at its fair value. During the year ended December 31, 2022, the Company recognized an impairment charge of $0.4 million related to equipment classified in assets held for sale. During the year ended December 31, 2021, the Company recognized an impairment charge of $0.6 million related to definite-lived intangible assets and goodwill and $0.4 million related to property and equipment. As of each measurement date, the fair values of assets held for sale, property and equipment, goodwill and intangibles were determined utilizing Level 3 inputs and were based on a market approach and income approach. See Note 9 and Note 16 for additional details.

The following table presents the change in fair value of the liability classified common stock warrants for the year ended December 31, 2022 (in thousands):

	Fair Value at December 31, 2021	Initial Fair Value at Issuance	(Gain) Loss Upon Change in Fair Value	Fair Value at December 31, 2022
Warrant liabilities
February 14, 2020 issuance	$291	$–	$(283)	$8
December 23, 2020 issuance	239	–	(237)	2
January 14, 2021 issuance	3,345	–	(3,273)	72
January 25, 2021 issuance	2,969	–	(2,905)	64
March 16, 2022 issuance	–	3,129	(3,103)	26
June 8, 2022 issuance	–	5,984	(4,667)	1,317
Total	$6,844	$9,113	$(14,468)	$1,489

The following table presents the change in fair value of the liability classified common stock warrants for the year ended December 31, 2021 (in thousands):

	Fair Value at December 31, 2020	Initial Fair Value at Issuance	(Gain) Loss Upon Change in Fair Value	Liability Reduction Due to Exercises	Fair Value at December 31, 2021
Warrant liabilities
February 14, 2020 issuance	$328	$–	$(37)	$–	$291
December 23, 2020 issuance	5,647	–	3,556	(8,964)	239
January 14, 2021 issuance	–	8,629	(5,284)	–	3,345
January 25, 2021 issuance(1)	–	6,199	(3,230)	–	2,969
Inducement loss on initial fair value(1)	–	–	5,197	–	–
Total	$5,975	$14,828	$202	$(8,964)	$6,844

(1)	Concurrent with the issuance of the January 25, 2021 warrants, upon the exercise of the December 23, 2020 warrants, an inducement loss of $5.2 million was recorded as the fair value of the initial warrant liability for the new warrants of $6.2 million exceeded the gross proceeds received upon sale of the new warrants of approximately $1.0 million

The Company uses the Monte Carlo valuation model to determine the fair value of the liability classified warrants outstanding during 2022 and 2021. Input assumptions for these freestanding instruments are as follows:

For the Year Ended December 31, 2022
Stock price	$0.66 – 8.55
Exercise price	$2.40 – 34.50
Risk-free rate	1.95 – 4.66%
Volatility	98.4 – 127.7%
Remaining term (years)	1.21 – 5.00

For the Year Ended December 31, 2021
Stock price	$14.75 – 30.25
Exercise price	$2.50 – 34.50
Risk-free rate	0.42 - 1.27%
Volatility	99.0 – 103.9%
Remaining term (years)	4.00 – 5.90

5. ASSET AND LIABILITIES HELD FOR SALE

Equipment

In November 2021, the Company committed to a plan to sell a variety of lab equipment within the regenerative medicine products reporting segment. The lab equipment has been designated as held for sale and is presented as such within the consolidated balance sheets as of December 31, 2022, and December 31, 2021.

In September 2022, the Company committed to a plan to sell a variety of additional lab equipment. The lab equipment has been designated as held for sale and is presented as such within the consolidated balance sheet as of December 31, 2022.

During the year ended December 31, 2022, the Company recorded an impairment of $0.4 million related to the lab equipment designated as held for sale.

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

On April 14, 2022, Utah CRO entered into a Stock Purchase Agreement (the “Stock Agreement”) with an unrelated third party (“Buyer”), pursuant to which Utah CRO agreed to sell all the outstanding IBEX Shares to Buyer in exchange for an unsecured promissory note in the principal amount of $0.4 million bearing simple interest at the rate of 10% per annum with interest only payable on a quarterly basis and all principal and remaining accrued interest due on the five-year anniversary of the closing of the sale of the IBEX Shares to Buyer. Furthermore, on April 14, 2022, IBEX Property entered into a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) with another unrelated third party (“Purchaser”) pursuant to which IBEX Property agreed to sell to Purchaser the Property at a gross purchase price of $2.8 million payable in cash at closing of the transaction. The Buyer and Purchaser are affiliates of each other as a result of common ownership. On April 28, 2022, the parties to the Stock Agreement and Real Estate Agreement closed the transactions contemplated thereby and on April 29, 2022, the Company received the promissory note described above in the principal amount of $0.4 million and net cash proceeds of $2.3 million, after deducting closing costs and advisory fees, from sale of the Property under the Real Estate Agreement. As of a result of this transaction, the Company recorded $0.4 million as a long-term note receivable in other assets within the accompanying consolidated balance sheets as of December 31, 2022. As the sale price less cost to sell was greater than the carrying value of these assets the Company recognized an insignificant net gain on sale in the second quarter of fiscal year 2022 in other income, net within the accompanying consolidated statement of operations for the year ended December 31, 2022.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the major components of prepaid expenses and other current assets (in thousands):

	December 31, 2022	December 31, 2021
Other current receivable	$332	$67
Short term deposit	–	150
Prepaid insurance	239	239
Prepaid expenses	440	445
Deferred offering costs	98	694
Total prepaid expenses and other current assets	$1,109	$1,595

7. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	December 31, 2022	December 31, 2021
Machinery and equipment	$4,436	$8,502
Land and buildings	–	2,000
Computers and software	570	1,129
Leasehold improvements	1,808	2,107
Construction in progress	–	133
Furniture and equipment	100	123
Total property and equipment, gross	6,914	13,994
Accumulated depreciation	(5,139)	(7,071)
Total property and equipment, net	$1,775	$6,923

The Company sold SkinTE under Section 361 of the Public Health Service Act in 2020 and into 2021 and, after the Company’s decision to file an IND under Section 351 of that Act, under an enforcement discretion position stated by the FDA in a regenerative medicine policy framework to help facilitate regenerative medicine therapies. The FDA’s stated period of enforcement discretion ended May 31, 2021. Consequently, the Company terminated commercial sales of SkinTE on May 31, 2021, and ceased its SkinTE commercial operations. As a result, there are no product sales from commercial SkinTE after June 2021 and the Company has eliminated or reduced costs associated with commercial sales of SkinTE. The Company evaluated the future use of its commercial property and equipment and recorded an impairment charge of approximately $0.4 million during the year ended December 31, 2021, which was included in restructuring and other charges within the accompanying consolidated statement of operations. See Note 16.

Depreciation and amortization expense for property and equipment, including assets acquired under financing leases was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
General and administrative expense	$82	$739
Research and development expense	1,425	1,913
Total depreciation and amortization expense	$1,507	$2,652

8. LEASES

The Company leases facilities and certain equipment under noncancelable leases that expire at various dates through November 2027. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases may include options to extend or terminate the lease at the election of the Company. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

Operating Leases

On December 27, 2017, the Company entered into a commercial lease agreement (the “Adcomp Lease”) with Adcomp LLC (“Adcomp”) pursuant to which the Company leased approximately 178,528 rentable square feet of warehouse, manufacturing, office, and lab space in Salt Lake City, Utah (the “Property”) from the landlord. The initial term of the lease is five years and was set to expire on November 30, 2022. The Company had a one-time option to renew for an additional five years and an option to purchase the Property at a purchase price of $17.5 million, which was not reasonably certain to be exercised. The initial base rent under this lease was $98,190 per month ($0.55 per sq. ft.) for the first year of the initial lease term and increased 3.0% per annum thereafter. Because the rate implicit in the lease is not readily determinable, the Company used an incremental borrowing rate of 10% to determine the present value of the lease payments.

On October 25, 2021, the Company signed a Purchase and Sale Agreement, the terms of which were finalized on December 10, 2021, and subsequently amended by Amendment No. 1 thereto dated March 15, 2022 (the “BCG Agreement”), with an unrelated third-party BCG Acquisitions LLC (“BCG”). Under the BCG Agreement the Company agreed to sell the Property to BCG or its assigns for $17.5 million after the Company purchased the Property from Adcomp, and subsequently lease back a portion of the building located on the Property. Under the BCG Agreement, BCG made an earnest money deposit totaling $150,000.

On December 16, 2021, the Company gave written notice to Adcomp of its election to exercise the option to purchase the Property, and on March 14, 2022, the Company entered into a definitive purchase and sale agreement with Adcomp (the “Purchase Agreement”). In connection with exercising the option to purchase the Property, the Company made an earnest money deposit of $150,000.

The Purchase Agreement and BCG Agreement provided for closing of the transactions described above on November 15, 2022, and also provided for an option to extend the closing to November 30, 2022. On November 9, 2022, BCG and the Company entered into an Addendum to the BCG Agreement providing, in part, for BCG exercising its right to extend the closing to November 30, 2022, in consideration of making an extension deposit with the escrow holder of $50,000, and the exercise of our right under the Purchase Agreement with Adcomp to extend the closing to November 30, 2022, in consideration of making an extension deposit with the escrow holder of $50,000. The Addendum also stated that the Company would form a single member limited liability company wholly-owned by the Company, which would be used as the vehicle to effectuate purchase of the Property from Adcomp at closing, effectuate a change in ownership of the limited liability company to BCG or its assigns, and lease a portion of the building on the Property to the Company to house its operations. Pursuant thereto the Company formed 1960 South 4250 West LLC (the “Subsidiary”), and assigned to the Subsidiary all of the Company’s rights and obligations under the Purchase Agreement with Adcomp and under the BCG Agreement and Addendum. Also, BCG assigned all of its rights and obligations under the BCG Agreement and Addendum to BC 1960 South Industrial, LLC, a Delaware limited liability company (“BC1960”), which is unaffiliated with the Company.

The Addendum also provided that BCG would arrange financing from a third-party lender for the Subsidiary to apply to the purchase of the Property under the Purchase Agreement with Adcomp and that BCG would provide such credit enhancements and accommodations necessary to obtain such financing in consideration of the terms of the Addendum that contemplated BCG or its assigns acquiring ownership of the Subsidiary concurrently with the Subsidiary’s acquisition of the Property from Adcomp.

The following transactions occurred concurrently on November 30, 2022:

●	BC1960 made an unsecured loan of $9.4 million to the Company in cash pursuant to the terms of the Addendum, $9 million of which the Company contributed to the capital of the Subsidiary and was applied by the Subsidiary, together with $200,000 in deposits made under the Purchase Agreement with Adcomp and a $200,000 security deposit held by Adcomp under the Adcomp Lease, to the purchase of the Property;
●	A third-party lender made available cash in the amount of $11.0 million under a trust deed note and trust deed made by the Subsidiary, $8.1 million of which was applied to the purchase of the Property;
●	Upon payment of the purchase price for the Property and closing costs, Adcomp transferred title to the Property and related fixtures, equipment, and personal property appurtenant thereto to the Subsidiary;
●	The Company assigned and transferred to BC1960 all of the membership interest of the Subsidiary as payment in full of the unsecured loan of $9.4 million described above and, as a result, the Company was reimbursed for the deposits it made under the Purchase Agreement with Adcomp and its security deposit held by Adcomp under the Adcomp Lease, as described above; and
●	The Subsidiary and the Company entered into a lease for a portion of the Property.

The execution of the purchase option became reasonably certain of exercise on November 30, 2022 and the Company reassessed the lease classification and remeasured the lease liability immediately prior to the execution of the purchase option. The lease was reclassified to a finance lease and the lease liability remeasured to include the purchase option amount. In connection with the transaction, the Company recognized a gain on sale of $4.0 million, which is the difference between the fair value of the property sold and the sale price recorded within operating expenses on the consolidated statement of operations.

Under the lease between the Company and Subsidiary that was effectuated November 30, 2022, the Company is leasing approximately 63,156 rentable square feet of warehouse, manufacturing, office, and lab space. The initial term of the lease is five years, and it expires on November 30, 2027. The Company has a one-time option to renew for an additional five years. The initial base rent under this lease is $59,998 per month ($0.95 per sq. ft.) for the first year of the initial lease term and increases 4.0% per annum thereafter. Because the rate implicit in the lease is not readily determinable, the Company used an incremental borrowing rate of approximately 10% to determine the present value of the lease payments.

In April 2019, the Company entered into an operating lease to obtain 6,307 square feet of manufacturing, laboratory, and office space. The lease provided for monthly lease payments subject to annual increases and had an expiration date in April 2024. During 2020, the Company initiated a business analysis to determine the long-term strategy of the remote facility and cost to remain operational. It was determined that the Company would cease operations and vacate the facility. The Company terminated the lease on June 30, 2021 and recorded a net gain on termination of $0.3 million which was included in restructuring and other charges on the consolidated statement of operations.

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

Financing Leases

In November 2018 and April 2019, the Company entered into financing leases primarily for laboratory equipment used in research and development activities. The financing leases have remaining terms that range from 6 to 16 months as of December 31, 2022 and include options to purchase equipment at the end of the lease. Because the rate implicit in the lease is not readily determinable, the Company has used an incremental borrowing rate of 10% to determine the present value of the lease payments for these leases.

In the fourth quarter of 2021, management recorded $0.2 million in charges related to the abandonment of finance lease right of use assets. Additionally, in the fourth quarter of 2022, management recorded $0.3 million in charges related to the abandonment of finance lease right of use assets. The charges were recorded within the Company’s regenerative medicine products business segment and are included in general and administrative expenses within the accompanying consolidated statement of operations.

As of December 31, 2022, the maturities of operating and finance lease liabilities were as follows (in thousands):

	Operating leases*	Finance leases
2023	$670	$312
2024	793	42
2025	781	–
2026	813	–
2027	772	–
Total lease payments	3,829	354
Less:
Imputed interest	(803)	(20)
Total	$3,026	$334

*	2023 amounts as shown above are net of cash inflows for tenant improvement allowances expected to be received during the year.

Supplemental balance sheet information related to leases was as follows (in thousands):

Finance leases

	December 31, 2022	December 31, 2021
Finance lease right-of-use assets included within property and equipment, net	$4	$461

Current finance lease liabilities included within other current liabilities	$293	$329
Non-current finance lease liabilities included within other long-term liabilities	41	338
Total	$334	$667

Operating leases

	December 31, 2022	December 31, 2021
Current operating lease liabilities included within other current liabilities	$394	$1,169
Operating lease liabilities – non-current	2,632	43
Total	$3,026	$1,212

The components of lease expense were as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Operating lease costs included within operating costs and expenses	$1,298	$1,511
Finance lease costs:
Amortization of right of use assets	$185	$617
Interest on lease liabilities	47	99
Total	$232	$716

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows from operating leases	$1,245	$1,596
Operating cash out flows from finance leases	$47	$99
Financing cash out flows from finance leases	$17,823	$555
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2,978	$42
Remeasurement of operating lease liability due to lease modification/termination	$–	$386

As of December 31, 2022, the weighted average remaining operating lease term is 4.8 years and the weighted average discount rate used to determine the operating lease liability was 9.69%. The weighted average remaining finance lease term is 1.2 years and the weighted average discount rate used to determine the finance lease liability was 9.67%.

9. INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2021 the Company was exploring options with respect to IBEX, which was likely to result in curtailed operation of the business or some other disposition in 2022. For the year ended December 31, 2021, the Company performed an impairment review and concluded that goodwill and intangible assets were impaired. This resulted in the Company writing off the goodwill and intangible assets of $0.6 million in 2021 and no balances are recorded in the consolidated balance sheets as of December 31, 2022 and 2021, respectively. As noted in Note 5, in March 2022, the Company reached a non-binding understanding with an unrelated third party that contemplated the sale of IBEX and the real property used in the operation of IBEX and the sale was completed in April 2022.

Amortization expense for intangible assets for the years ended December 31, 2022 and December 31, 2021 was approximately zero and $0.2 million, respectively.

Changes to goodwill during the year ended December 31, 2021 were as follows:

Total
Balance – December 31, 2020	$278
Impairment charge to goodwill	(278)
Balance – December 31, 2021	$–

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable	$459	$173
Salaries and other compensation	463	722
Legal and accounting	71	1,082
Accrued severance	16	111
Benefit plan accrual	66	102
Clinical trials	131	161
Accrued offering costs	–	400
Other	174	364
Total accounts payable and accrued expenses	$1,380	$3,115

11. OTHER CURRENT LIABILITIES

The following table presents the major components of other current liabilities (in thousands):

	December 31, 2022	December 31, 2021
Current finance lease liabilities	$293	$329
Current operating lease liabilities	394	1,169
Other	–	22
Total other current liabilities	$687	$1,520

12. STOCK-BASED COMPENSATION

2020, 2019 and 2017 Equity Incentive Plans

2020 Plan

On October 25, 2019, the Company’s Board of Directors (the “Board”) approved the Company’s 2020 Stock Option and Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on December 19, 2019, the date approved by the stockholders. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock awards, dividend equivalent rights, and cash-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2020 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 419,549 shares of common stock are issuable pursuant to awards under the 2020 Plan. No grants of awards may be made under the 2020 Plan after the later of December 19, 2029, or the tenth anniversary of the latest material amendment of the 2020 Plan and no grants of incentive stock options may be made after October 25, 2029. The 2020 Plan provides that effective on January 1 of each year the number of shares of common stock reserved and available for issuance under the 2020 Plan shall be cumulatively increased by the lesser of 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the 2020 plan administrator. Pursuant to the 2020 Plan, the number of shares of common stock available for issuance increased by 131,872 shares during January 2022. On September 9, 2022 the Board approved an amendment to the Company’s 2020 Stock Option and Incentive Plan to increase the number of shares available for awards by adding 1,450,000 shares to the 2020 Plan. The increase in shares is subject to stockholder approval at the next annual or special meeting of stockholders. As of December 31, 2022, the Company had 1,275 shares available for future issuances under the 2020 Plan.

2019 Plan

On October 5, 2018, the Company’s Board approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 120,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of December 31, 2022, the Company had 7,350 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 292,000 shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of December 31, 2022, the Company had 6,122 shares available for future issuances under the 2017 Plan.

A summary of the Company’s employee and non-employee stock option activity is presented below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding – December 31, 2021	230,899	$197.66
Granted	520	$10.34
Forfeited	(49,108)	$229.66
Outstanding – December 31, 2022	182,311	$188.50
Options exercisable, December 31, 2022	169,138	$200.04

During the years ended December 31, 2022 and 2021, the estimated weighted-average grant-date fair value of options granted was $7.57 and $22.63, respectively. The intrinsic value of options exercised for the year ended December 31, 2021 was $0. During the years ended December 31, 2022 and 2021, the estimated total grant-date fair value of options vested was $0.4 million and $2.6 million, respectively.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2022 was $0. The weighted average remaining contractual term of options outstanding and exercisable at December 31, 2022 was 5.34 years. As of December 31, 2022, there was approximately $33,000 of unrecognized compensation cost related to stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.2 years.

Employee Stock Purchase Plan (ESPP)

In May 2018, the Company adopted the Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 20,000 shares of common stock for purchase under the ESPP. The initial offering period began January 1, 2019, and ended on June 30, 2019, with the first purchase date. Subsequent offering periods will automatically commence on each January 1 and July 1 and will have a duration of six months ending with a purchase date June 30 and December 31 of each year. On each purchase date, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. As of December 31, 2022, the Company had 7,379 shares available for future issuances under the ESPP.

Stock-based compensation related to the ESPP for the years ended December 31, 2022 and 2021 was $9,007 and $40,000, respectively. During the year ended December 31, 2022 a total of 3,200 shares of common stock were purchased at a weighted-average purchase price of $0.94 for total proceeds of $3,000 pursuant to the ESPP. During the year ended December 31, 2021 a total of 4,076 shares of common stock were purchased at a weighted-average purchase price of $13.50 for total proceeds of $0.1 million.

Stock Options and ESPP Valuation

The fair value of each option grant and ESPP purchase right is estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

For the Year Ended December 31,
	2022	2021
Option grants
Risk free annual interest rate	1.3% - 4.3%	0.3% - 1.2%
Expected volatility	98.0% - 112.0%	97.9% - 104.7%
Expected term of options (years)	4.6 – 4.8	4.6 – 4.7
Assumed dividends	–	–
ESPP
Risk free annual interest rate	0.2% - 4.8%	0.1% - 0.2%
Expected volatility	72.8% - 159.2%	98.4% - 125.2%
Expected term of options (years)	0.5	0.5
Assumed dividends	–	–

Restricted Stock

A summary of the Company’s employee and non-employee restricted stock activity is presented below:

Number of shares
Unvested - December 31, 2021	206,547
Granted	203,600
Vested(1)	(146,328)
Forfeited	(7,384)
Unvested – December 31, 2022	256,435

(1)	The number of vested restricted stock units and awards includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The weighted-average per share grant-date fair value of restricted stock granted during the years ended December 31, 2022 and 2021 was $0.87 and $31.24 per share, respectively. The total fair value of restricted stock vested during the years ended December 31, 2022 and 2021 was approximately $3.8 million and $4.7 million, respectively.

As of December 31, 2022, there was approximately $0.3 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years.

Stock-Based Compensation Expense

Total stock-based compensation expense related to stock options, restricted stock awards, and ESPP was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
General and administrative expense	$1,402	$4,097
Research and development expense	455	1,146
Sales and marketing expense	–	357
Total stock-based compensation expense	$1,857	$5,600

13. SALE OF COMMON STOCK, WARRANTS AND PRE- FUNDED WARRANTS

February 2020 Offering

On February 14, 2020, the Company completed an underwritten offering of 425,532 shares of its common stock and warrants to purchase 425,532 shares of common stock. Each common share and warrant were sold together for a combined public purchase price of $58.75 before underwriting discount and commission. The exercise price of each warrant was $70.00 per share, the warrants were exercisable immediately, and will expire February 12, 2027. On November 19, 2020, the Company reduced the exercise price of the warrants from $70.00 per share to $2.50 per share effective November 20, 2020. As of December 31, 2020, 402,932 of these warrants were exercised for shares of common stock for aggregate proceeds of $1.0 million. As the warrants could require cash settlement in certain scenarios, they were classified as liabilities and were initially recorded at an estimated fair value of $11.7 million upon issuance. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $12.0 million allocated to the common stock. Issuance costs allocated to the common stock of $1.3 million were recorded as a reduction to paid-in capital.

The Company measured the fair value of the liability classified warrants using the Monte Carlo simulation model at December 31, 2022 and 2021, respectively, using the following inputs:

February 14, 2020 Warrants	December 31, 2022	December 31, 2021
Stock price	$0.66	$14.68
Exercise price	$2.40	$2.50
Risk-free rate	4.09%	1.27%
Volatility	112.9%	102.0%
Remaining term (years)	4.1	5.1

December 2020 Offering

On December 23, 2020, the Company completed a registered direct offering of 218,000 shares of its common stock, par value $0.001 per share, pre-funded warrants to purchase up to 209,522 shares of common stock and accompanying common warrants to purchase up to 427,522 shares of common stock. Each share of common stock and pre-funded warrant was sold together with a warrant. The combined offering price of each common stock share and accompanying warrant was $18.7125 and for each pre-funded warrant and accompanying warrant was $18.6875. The pre-funded warrants had an exercise price of $0.025 each and were exercised in full in January 2021. Each warrant was exercisable for one share of the Company’s common stock at an exercise price of $15.60 per share. The warrants were immediately exercisable and expire five years from the date of issuance. The holder of the warrants could not exercise any portion of the warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage could be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent for the registered direct offering warrants to purchase up to 6.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 25,651 shares of common stock). The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125% of the purchase price per share (or $23.39 per share). The net proceeds to the Company from the offering were $7.2 million, after offering expenses payable by the Company.

As the common stock warrants and placement agent common stock warrants could each require cash settlement in certain scenarios, the common stock warrants and placement agent common stock warrants were classified as liabilities upon issuance and were initially recorded at estimated fair values of $5.2 million and $0.3 million, respectively. Since the pre-funded warrants did not contain the same cash settlement provision, these warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The pre-funded warrants are equity classified because they meet characteristics of the equity classification criteria. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2.5 million allocated on a relative fair value basis to the common stock and pre-funded common stock warrants. Issuance costs allocated to the equity classified pre-funded common stock warrants and common stock of $0.3 million were recorded as a reduction to paid-in capital. Issuance costs allocated to the liability classified warrants of $0.5 million were recorded as an expense. The Company measured the fair value of the liability classified warrants using the Monte Carlo simulation model at December 31, 2022 and 2021, respectively, using the following inputs:

The Company measured the fair value of the liability classified placement agent common stock warrants using the Monte Carlo simulation model at December 31, 2022 and 2021, respectively, using the following inputs:

December 23, 2020 Warrants	December 31, 2022	December 31, 2021
Stock price	$0.66	$14.68
Exercise price	$23.39	$23.39
Risk-free rate	4.22%	1.11%
Volatility	118.7%	103.9%
Remaining term (years)	3.0	4.0

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

The Company measured the fair value of the accompanying January 14 Warrants and placement agent warrants using the Monte Carlo simulation model at issuance and at December 31, 2021 and 2022, respectively, using the following inputs:

Accompanying common warrants:

	January 14, 2021	December 31, 2021	December 31, 2022
Stock price	$30.25	$14.68	$0.66
Exercise price	$30.00	$30.00	$8.75
Risk-free rate	0.49%	1.12%	4.22%
Volatility	100.1%	103.0%	119.7%
Remaining term (years)	5.0	4.0	3.0

Placement agent warrants:

	January 14, 2021	December 31, 2021	December 31, 2022
Stock price	$30.25	$14.68	$0.66
Exercise price	$34.38	$34.38	$34.38
Risk-free rate	0.49%	1.12%	4.22%
Volatility	99.3%	103.0%	119.7%
Remaining term (years)	5.0	4.0	3.0

On January 22, 2021, the Company entered into a letter agreement with the holder of warrants to exercise the warrants to purchase 427,522 shares of common stock at an exercise price of $15.60 per share that were issued to the holder in the registered direct offering that closed on December 23, 2020. Under the letter agreement the holder agreed to exercise the 427,522 warrants in full and the Company agreed to issue and sell to the holder common warrants to purchase up to 320,641 shares of the Company’s common stock, par value $0.001 per share, at a price of $3.125 (the “January 25 Warrants”) (and together with the January 14 Warrants, the “Existing 2021 Warrants”). Each January 25 Warrant is exercisable for one share of common stock at an exercise price of $30.00 per share. The January 25 Warrants are immediately exercisable and will expire five years from the date of issuance. A holder may not exercise any portion of the January 25 Warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent, warrants to purchase 6.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 19,238 shares of common stock). The placement agent warrants have substantially the same terms as the new warrants. The 427,522 warrants issued on December 23, 2020, were exercised on January 22, 2021, and closing of the offering occurred on January 25, 2021. The Company received gross proceeds of approximately $6.7 million from the exercise of the December 2020 Warrants and gross proceeds of approximately $1.0 million from the sale of the new warrants.

Immediately prior to the exercise of the existing 427,522 liability classified December 2020 Warrants in January 2021, a remeasurement loss of $3.6 million was recorded.

The Company measured the fair value of the common stock warrants using the Monte Carlo simulation model on January 22, 2021, using the following inputs:

January 22, 2021
Stock price	$26.25
Exercise price	$15.60
Risk-free rate	0.43%
Volatility	99.4%
Remaining term (years)	4.9

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

The Company measured the fair value of the accompanying January 25 Warrants and placement agent common stock warrants using the Monte Carlo simulation model at issuance and at December 31, 2022 and 2021, respectively, using the following inputs:

Accompanying new common stock warrants:

	January 25, 2021	December 31, 2021	December 31, 2022
Stock price	$25.50	$14.68	$0.66
Exercise price	$30.00	$30.00	$8.75
Risk-free rate	0.42%	1.13%	4.21%
Volatility	99.0%	103.0%	119.7%
Remaining term (years)	5.0	4.1	3.1

Placement agent warrants:

	January 22, 2021	December 31, 2021	December 31, 2022
Stock price	$26.25	$14.68	$0.66
Exercise price	$30.00	$30.00	$30.00
Risk-free rate	0.44%	1.12%	4.21%
Volatility	99.6%	103.0%	119.7%
Remaining term (years)	5.0	4.1	3.1

The following table summarizes warrant activity for the year ended December 31, 2021.

	Outstanding December 31, 2020	Warrants Issued	Warrants Exercised	Outstanding December 31, 2021
Transaction
February 14, 2020 common warrants	22,600	–	(1,020)	21,580
December 23, 2020 common warrants	427,522	–	(427,522)	–
December 23, 2020 placement agent warrants	25,651	–	–	25,651
December 23, 2020 pre-funded warrants	209,522	–	(209,522)	–
January 14, 2021 common warrants	–	363,636	–	363,636
January 14, 2021 placement agent warrants	–	21,818	–	21,818
January 14, 2021 pre-funded warrants	–	96,836	(96,836)	–
January 25, 2021 common warrants	–	320,641	–	320,641
January 22, 2021 placement agent warrants	–	19,238	–	19,238
Total	685,295	822,169	(734,900)	772,564

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

Concurrent with the closing of the offering on March 16, 2022, the Company modified the exercise price of the Existing 2021 Warrants. 363,636 warrants issued on January 14, 2021, and 320,641 warrants issued on January 25, 2021 were modified to reduce the exercise price from $30.00 to $8.75 per share. The exercise price of the placement agent warrants was not modified. The Existing 2021 Warrants remain outstanding and unexercised as of December 31, 2022.

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

As the March 2022 Warrants and placement agent warrants could each require cash settlement in certain scenarios, the March 2022 Warrants and placement agent warrants were classified as liabilities upon issuance and were initially recorded at estimated fair values of $3.0 million and $0.1 million, respectively. The Series A and Series B preferred stock were equity classified because they met characteristics of the equity classification criteria. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $1.9 million allocated to the preferred stock. The net proceeds to the Company from the offering were $4.5 million, after direct offering expenses of $0.2 attributable to equity classified preferred stock, which were recorded as a reduction to paid-in capital, and $0.3 million attributable to the liability classified March 2022 Warrants and private placement common stock warrants, which are included in general and administrative within the accompanying consolidated statement of operations for the year ended December 31, 2022.

The Company measured the fair value of the accompanying March 2022 Warrants and placement agent warrants using the Monte Carlo simulation model at issuance and again at December 31, 2022, using the following inputs:

Common warrants:

	March 16, 2022	December 31, 2022
Stock price	$8.55	$0.66
Exercise price	$8.75	$8.75
Risk-free rate	1.95%	4.66%
Volatility	101.5%	127.7%
Remaining term (years)	2.0	1.2

Placement agent warrants:

	March 16, 2022	December 31, 2022
Stock price	$8.55	$0.66
Exercise price	$9.53	$9.53
Risk-free rate	1.95%	4.66%
Volatility	101.5%	127.7%
Remaining term (years)	2.0	1.2

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

On June 8, 2022, the Company completed the registered direct offering of 445,500 shares of its common stock, par value $0.001 per share at a purchase price of $2.525 per share and 1,138,659 pre-funded warrants at a purchase price of $2.524 per warrant. The Company also sold 1,584,159 pre-funded warrants at a purchase price of $2.524 per warrant in the private placement offering. Each pre-funded warrant sold in the registered direct offering and private placement offering is exercisable for one share of common stock at an exercise price of $0.001 per share, is immediately exercisable, and will not expire until fully exercised. Under the securities purchase agreements for the Offerings, the Company agreed to issue to the investor in the Offerings unregistered preferred investment options (the “June 2022 Warrants”) to purchase up to an aggregate of 3,168,318 shares of common stock, which were issued at the closing of the Offerings. The June 2022 Warrants are exercisable for one share immediately upon issuance at an exercise price of $2.40 per share and will expire five years from the date of issuance. The holder of the pre-funded warrants sold in the registered direct offering has exercised 488,659, 545,000, and 1,689,159 of such warrants in June 2022, July 2022, and August 2022, respectively, leaving 3,168,318 June 2022 Warrants that remain outstanding and unexercised as of December 31, 2022. The holder of the warrants may not exercise any portion of such warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent, warrants to purchase 5.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 158,416 shares of common stock). The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125% of the purchase price per share (or $3.156 per share). None of the placement agent warrants have been exercised as December 31, 2022. The net proceeds to the Company from the offering were $7.3 million, after direct offering expenses of $0.7 million payable by the Company.

As the June 2022 Warrants and placement agent common stock warrants could each require cash settlement in certain scenarios, the June 2022 Warrants and placement agent common stock warrants were classified as liabilities upon issuance and were initially recorded at estimated fair values of $5.7 million and $0.3 million, respectively. Since the pre-funded warrants did not contain the same cash settlement provision, these warrants are classified as a component of stockholders’ equity within additional paid-in-capital. The pre-funded warrants were equity classified because they met characteristics of the equity classification criteria. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $2.0 million allocated on a relative fair value basis to the common stock and pre-funded common stock warrants. Issuance costs allocated to the equity classified pre-funded common stock warrants and common stock of $0.2 million were recorded as a reduction to paid-in capital. Issuance costs allocated to the liability classified warrants of $0.5 million were recorded as an expense.

The Company measured the fair value of the accompanying June 2022 Warrants and placement agent warrants using the Monte Carlo simulation model at issuance and again at December 31, 2022 using the following inputs:

Common warrants:

	June 8, 2022	December 31, 2022
Stock price	$2.30	$0.66
Exercise price	$2.40	$2.40
Risk-free rate	3.03%	4.05%
Volatility	107.1%	111.5%
Remaining term (years)	5.0	4.4

Placement agent warrants:

	June 8, 2022	December 31, 2022
Stock price	$2.30	$0.66
Exercise price	$3.16	$3.16
Risk-free rate	3.03%	4.05%
Volatility	107.1%	111.5%
Remaining term (years)	5.0	4.4

The following table summarizes warrant activity for the year ended December 31, 2022.

	Outstanding December 31, 2021	Warrants Issued	Warrants Exercised	Outstanding December 31, 2022
Transaction
February 14, 2020 common warrants	21,580	–	–	21,580
December 23, 2020 placement agent warrants	25,651	–	–	25,651
January 14, 2021 common warrants	363,636	–	–	363,636
January 14, 2021 placement agent warrants	21,818	–	–	21,818
January 25, 2021 common warrants	320,641	–	–	320,641
January 22, 2021 placement agent warrants	19,238	–	–	19,238
March 16, 2022 common warrants	–	655,738	–	655,738
March 16, 2022 placement agent warrants	–	32,787	–	32,787
June 8, 2022 common warrants	–	3,168,318	–	3,168,318
June 8, 2022 placement agent warrants	–	158,416	–	158,416
Total	772,564	4,015,259	–	4,787,823

On March 30, 2021, the Company entered into a sales agreement (“Sales Agreement”) with an investment banking firm to sell shares of common stock having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which the investment banking firm would act as sales agent. On February 28, 2022, the Company exercised its right to terminate the Sales Agreement and was obligated to make a one-time payment to the investment banking firm of $0.4 million. As a result of the termination of the Sales Agreement, the Company expensed previously capitalized deferred offering costs of $0.7 million which are included in general and administrative expense within the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. No common stock was sold under the Sales Agreement.

14. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following tables present reconciliations for the numerators and denominators of basic and diluted net loss per share:

	For the Year Ended December 31,
Numerator:	2022	2021
Net loss, primary	$(7,833)	$(30,187)
Less: gain from change in fair value of warrant liabilities	(4,949)	–
Net loss, diluted	$(12,782)	$(30,187)

	For the Year Ended December 31,
Denominator:	2022	2021
Basic weighted average number of common shares(1)	6,853,169	3,200,561
Potentially dilutive effect of warrants	812,021	–
Diluted weighted average number of common shares	7,665,190	3,200,561

(1)	In December 2020, January 2021, and June 2022, the Company sold pre-funded warrants to purchase up to 209,522, 96,836, and 2,722,818 shares of common stock, respectively. The shares of common stock associated with the pre-funded warrants are considered outstanding for the purposes of computing earnings per share prior to exercise because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date. The pre-funded warrants sold in December 2020 and January 2021 were exercised in January 2021 and 488,659, 545,000 and 1,689,159 of the pre-funded warrants sold in June 2022 were exercised in June 2022, July 2022, and August 2022, respectively, and included in the denominator for the period of time the warrants were outstanding.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	For the Year Ended December 31,
	2022	2021
Stock options	182,311	230,912
Restricted stock	256,435	206,547
Common stock warrants	1,439,509	772,564
Shares committed under ESPP	4,072	1,678

15. DEBT

PPP Loan

On April 12, 2020, our subsidiary PolarityTE MD, Inc. (the “Borrower”) entered into a promissory note evidencing an unsecured loan in the amount of $3,576,145 made to it under the Paycheck Protection Program (the “Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Loan to the Borrower was made through KeyBank, N.A., a national banking association (the “Lender”). The interest rate on the Loan is 1.00%. Beginning seven months from the date of the Loan the Borrower is required to make 24 monthly payments of principal and interest in the amount of $150,563. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Borrower, or filing suit and obtaining judgment against the Borrower. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP. On October 15, 2020, the Borrower applied to the Lender for forgiveness of the PPP Loan in its entirety based on the Borrower’s use of the PPP Loan for payroll costs, rent, and utilities. In June of 2021, the Company received notice of forgiveness of the PPP Loan in whole and the Lender was paid by the SBA, including all accrued unpaid interest. The Company recorded the forgiveness of $3.6 million of principal and accrued interest, which were included in gain on extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2021. The SBA may audit any PPP loans at its discretion up to six years after the date the SBA forgave the PPP Loan.

16. RESTRUCTURING

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

The following table presents the components of incremental restructuring costs and gains associated with the cessation of commercial operations and wind down on SkinTE commercial operation (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Property and equipment impairment and disposal	$–	$425
Employee severance and benefit arrangements	103	390
Modification of employee stock options	–	187
Net gain on lease termination(1)	–	(324)
Net restructuring costs	$103	$678

(1)	During the second quarter of 2021 and effective June 30, 2021, the Company terminated a lease which included manufacturing, laboratory, and office space. The Company recorded a net gain on termination of $0.3 million for the year ended December 31, 2021.

17. COMMITMENTS AND CONTINGENCIES

Contingencies

Securities Class Action and Derivative Lawsuits

On September 24, 2021, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Marc Richfield against the Company and certain officers of the Company, Case No. 2:21-cv-00561-BSJ. The Court subsequently appointed a Lead Plaintiff and ordered the Lead Plaintiff to file an amended Complaint by February 7, 2022, which was extended to February 21, 2022. The Lead Plaintiff filed an amended complaint on February 21, 2022, against the Company, two current officers of the Company, and three former officers of the Company (the “Complaint”). The Complaint alleges that during the period from January 30, 2018, through November 9, 2021, the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 adopted thereunder. Specifically, the Complaint alleges that the defendants misrepresented or failed to disclose that: (i) the Company’s product, SkinTE, was improperly registered as a 361 HCT/P under Section 361 of the Public Health Service Act and that, as a result, the Company’s ability to commercialize SkinTE as a 361 HCT/P was not sustainable because it was inevitable SkinTE would need to be registered under Section 351 of the Public Health Service Act; (ii) the Company characterized itself as a commercial stage company when it knew sales of SkinTE as a 361 HCT/P were unsustainable and that, as a result, it would need to file an IND and become a development stage company; (iii) issues arising from an FDA inspection of the Company’s facility in July 2018, were not resolved even though the Company stated they were resolved; and (iv) the IND for SkinTE was deficient with respect to certain chemistry, manufacturing, and control items, including items identified by the FDA in July 2018, and as a result it was unlikely that the FDA would approve the IND in the form it was originally filed. The Company filed a motion to dismiss the complaint for failure to state a claim, on April 22, 2022. The Lead Plaintiff filed its memorandum in opposition to the Company’s motion to dismiss on July 18, 2022. The Company filed its reply memorandum to the Lead Plaintiff’s opposition memorandum on August 11, 2022, and oral argument on the motion to dismiss was held September 8, 2022. At the hearing the judge issued a ruling from the bench dismissing the Complaint without prejudice and granting the Lead Plaintiff leave to file an amended complaint. The Lead Plaintiff filed an amended complaint (the “Amended Complaint”) on October 3, 2022, alleging additional facts. The Company filed a motion to dismiss the Amended Complaint for failure to state a claim on November 2, 2022, Lead Plaintiff filed its brief in opposition to the Company’s motion on December 2, 2022, and the Company filed its reply brief to the Lead Plaintiff brief in opposition on December 23, 2022. Oral argument on the Company’s motion to dismiss the Amended Complaint was held March 6, 2023. Following oral argument, the judge ruled that the Amended Complaint be dismissed with prejudice and requested that the Company, through its counsel, submit a proposed opinion and order. Once the judge enters the order, the Lead Plaintiff will have 30 days to file a notice of appeal. The Company is unable to predict at this time whether the Lead Plaintiff will file an appeal.

On October 25, 2021, a stockholder derivative complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Steven Battams against the Company, each member of the Board of directors, and two officers of the Company, Case No. 2:21-cv-00632-DBB (the “Stockholder Derivative Complaint”). The Stockholder Derivative Complaint alleges that the defendants made, or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 adopted thereunder. Specifically, the Stockholder Derivative Complaint alleges that the defendants misrepresented or failed to disclose that: (i) the IND for the Company’s product, SkinTE, filed with the FDA was deficient with respect to certain chemistry, manufacturing, and control items; (ii) as a result, it was unlikely that the FDA would approve the IND in its current form; (iii) accordingly, the Company had materially overstated the likelihood that the SkinTE IND would obtain FDA approval; and (iv) as a result, the public statements regarding the IND were materially false and misleading. The parties have stipulated to stay the Stockholder Derivative Complaint until (1) the dismissal of the Complaint described above, (2) denial of a motion to dismiss the Complaint, or (3) notice is given that any party is withdrawing its consent to the stipulated stay of the Stockholder Derivative Complaint proceeding. After the order of dismissal with prejudice of the class action lawsuit described above and exhaustion of all appeals by the Lead Plaintiff, the stay of the Stockholder Derivative Complaint will expire. The Company believes the allegations in the Stockholder Derivative Complaint are without merit and intends to defend the litigation vigorously after the stay expires. At this early stage of the proceedings the Company is unable to make any prediction regarding the outcome of the litigation.

Other Matters

In the ordinary course of business, the Company may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment, regulatory compliance, and other matters. Except as noted above, at December 31, 2022, the Company was not party to any legal or arbitration proceedings that may have significant effects on its financial position or results of operations. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate of the Company’s is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Commitments

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

On June 25, 2021, the Company entered into a statement of work with a contract research organization to provide services for a proposed clinical trial described as a multi-center, prospective, randomized controlled trial evaluating the effects of SkinTE in the treatment of full-thickness diabetic foot ulcers at a cost of approximately $6.5 million consisting of $3.1 million of service fees and $3.4 million of estimated costs. In July 2021 the Company prepaid 10% of the total cost recited in the original work order, or $0.5 million, which will be applied to payment of the final invoice under the work order. Over the approximately three-year term of the clinical trial the service provider shall submit to the Company for payment invoices on a monthly basis for units of work stated in the work order that are completed and billable expenses incurred. During the years ended December 31, 2022 and 2021, the Company received invoices for work performed and expenses incurred totaling $1.2 million and $0.4 million, respectively. Either party may terminate the agreement without cause on 60 days’ notice to the other party.

18. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2018, the Company entered into an office lease covering approximately 7,250 square feet of rental space in the building located at 40 West 57th Street in New York City. The lease is for a term of three years. The annual lease rate is $60 per square foot. Initially the Company would occupy and pay for only 3,275 square feet of space, and the Company was not obligated under the lease to pay for the remaining 3,975 square feet covered by the lease unless it elected to occupy that additional space. The Company believes the terms of the lease were very favorable to it, and the Company obtained the favorable terms through the assistance of Peter A. Cohen, a director, which he provided so that the company he owns, Peter A. Cohen, LLC (“Cohen LLC”), could sublease a portion of the office space. The lease expired on October 31, 2021. The Company recognized $0 and $182,000 of sublease income for the years ended December 31, 2022 and 2021, respectively. The sublease income is included in other income, net in the statement of operations. As of December 31, 2022, and December 31, 2021, there were no significant amounts due from the related party under this agreement.

19. SEGMENT REPORTING

Reportable segments are presented in a manner consistent with the internal reporting provided to the chief operating decision maker (CODM), the Chief Executive Officer of the Company. The CODM allocates resources to and assesses the performance of each segment using information about its revenue and operating income (loss). The Company’s operations involve products and services which are managed separately. Accordingly, it operates in two segments: 1) regenerative medicine products and 2) contract services. In April 2022, the Company sold IBEX and IBEX Property, the Company’s subsidiaries which operate within the contract services reporting segment. The remaining contract services business is no longer a reportable segment upon the disposal of IBEXand historical information from prior to the disposal date is reported here. See Note 5 for detail on management’s disposal of IBEX.

Certain information concerning the Company’s segments is presented in the following tables (in thousands):

	For the Year Ended December 31,
	2022	2021
Net revenues:
Reportable segments:
Regenerative medicine products	$–	$3,076
Contract services	814	6,328
Total net revenues	$814	$9,404

Net income/(loss):
Reportable segments:
Regenerative medicine products	$(7,430)	$(29,568)
Contract services	(403)	(619)
Total net loss	$(7,833)	$(30,187)

	December 31, 2022	December 31, 2021
Identifiable assets employed:
Reportable segments:
Regenerative medicine products	$22,847	$25,344
Contract services	–	5,834
Total assets	$22,847	$31,178

20. EMPLOYEE BENEFIT PLAN

The Company’s 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees (full-time employees with the Company for one year) may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($20,500 for calendar year 2022). The Company contributes 3% of employee’s eligible earnings. The Company recorded contribution expense related to its 401(k) Plan of $0.2 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

21. INCOME TAXES

The Company calculates its provision for federal and state income taxes based on current tax law. The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2022	2021
Current:
Federal	$–	$–
State	–	–
Deferred:
Federal	(1,789)	(5,484)
State	2,270	605
Change in valuation allowance	(481)	4,879
Total provision (benefit) for income taxes	$–	$–

The difference between income taxes computed at the statutory federal rate and the provision for income taxes related to the following (in thousands, except percentages):

	For the Year Ended December 31,
	2022		2021
	Amount	Percent of Pretax Loss	Amount	Percent of Pretax Loss
Tax (benefit) at federal statutory rate	$(1,644)	21%	$(6,340)	21%
State income taxes, net of federal income taxes	2,270	(29)%	605	(2)%
Effect of warrant liability	(2,864)	37%	215	(1)%
Effect of IBEX sale	376	(5)%	–	–%
Effect of other permanent items	150	(2)%	16	–%
Effect of stock compensation	14	–%	238	(1)%
Change in valuation allowance	(481)	6%	4,879	(16)%
Effect of write-off of state net operating losses	2,170	(28)%	–	–%
Other	9	–%	387	(1)%
	$–	–%	$–	–%

The components of deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2022	2021
Leases	$30	$17
Depreciation and amortization	357	(38)
Compensation expense not deductible until options are exercised	5,844	8,343
All other temporary differences	(807)	430
Net operating loss carry forwards	49,082	47,223
Section 174 – R&D Capitalization	988	–
Less valuation allowance	(55,494)	(55,975)
Deferred tax asset (liability)	$–	$–

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

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carryforwards available for income tax purposes at December 31, 2022 amounts to approximately $203.4 million. Of this amount, $38.4 million will expire between 2038 and 2039 and $165 million will have an indefinite life. Approximately $161 million for state income taxes will begin to expire starting in 2034.

The Company files income tax returns in the U.S. and various states. As of December 31, 2022, the Company had no unrecognized tax benefits, which would impact its tax rate if recognized. As of December 31, 2022, the Company had no accrual for the potential payment of penalties. As of December 31, 2022, the Company was not subject to any U.S. federal, and state tax examinations. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months.

