Form 10-Q
period 2023-03-31
POLARITYTE, INC.
filed 2023-05-12
CIK 1076682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐ No ☒

As of May 9, 2023, there were 7,376,231 shares of the Registrant’s common stock outstanding.

As used in this report, the terms “we,” “us,” “our,” “the Company,” and “PolarityTE” mean PolarityTE, Inc., a Delaware corporation, and our present, and as applicable our former, wholly owned Nevada subsidiaries (direct and indirect), PolarityTE, Inc., PolarityTE MD, Inc., Arches Research, Inc., Utah CRO Services, Inc., IBEX Preclinical Research, Inc., and IBEX Property LLC., unless otherwise indicated or required by the context. In April 2022, the business historically operated under the name “IBEX” was sold, together with the trademark IBEX, to an unrelated third party. References to the Company for periods after April 29, 2022, do not include IBEX Preclinical Research, Inc., or the business historically operated under the name “IBEX.”

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$6,394	$11,446
Assets held for sale	338	700
Prepaid expenses and other current assets	2,195	1,109
Total current assets	8,927	13,255
Property and equipment, net	1,627	1,775
Operating lease right-of-use assets	6,584	6,906
Other assets	911	911
TOTAL ASSETS	$18,049	$22,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,714	$1,380
Other current liabilities	458	687
Total current liabilities	2,172	2,067
Common stock warrant liability	961	1,489
Operating lease liabilities	2,495	2,632
Finance lease liabilities	–	41
Total liabilities	5,628	6,229

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock – 25,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	–	–
Common stock – $.001 par value; 250,000,000 shares authorized; 7,325,006 and 7,258,186 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	532,888	532,842
Accumulated deficit	(520,474)	(516,231)
Total stockholders’ equity	12,421	16,618
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,049	$22,847

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2023	2022
Net revenues
Services	$–	$741
Total net revenues	–	741
Cost of revenues
Services	–	491
Total costs of revenues	–	491
Gross profit	–	250
Operating costs and expenses
Research and development	2,282	2,860
General and administrative	2,464	6,209
Impairment of assets held for sale	56	54
Total operating costs and expenses	4,802	9,123
Operating loss	(4,802)	(8,873)
Other income (expense), net
Change in fair value of common stock warrant liability	528	5,105
Interest expense, net	31	(15)
Other income, net	–	12
Net loss and comprehensive loss	$(4,243)	$(3,771)

Net loss per share attributable to common stockholders
Basic	$(0.58)	$(1.12	)*
Diluted	$(0.58)	$(2.37	)*
Weighted average shares outstanding
Basic	7,320,754	3,364,535	*
Diluted	7,320,754	3,575,970	*

*	Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share and per share amounts)

			For the Three Months Ended March 31, 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance – December 31, 2022	—	$—	7,258,186	$7	$532,842	$(516,231)	$16,618
Stock-based compensation expense	—	—	—	—	46	—	46
Vesting of restricted stock units	—	—	66,820	—	—	—	—
Net loss	—	—	—	—	—	(4,243)	(4,243)
Balance – March 31, 2023	—	$—	7,325,006	$7	$532,888	$(520,474)	$12,421

	For the Three Months Ended March 31, 2022
	Convertible Preferred Stock		Common Stock*		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	–	$–	3,299,379	$3	$527,639	$(508,398)	$19,244
Issuance of preferred stock and warrants through underwritten offering, net of issuance costs of $184	5,000	–	–	–	1,685	–	1,685
Issuance of common stock upon conversion of preferred stock	(5,000)	–	655,738	1	(1)	–	–
Stock-based compensation expense	–	–	–	–	762	–	762
Vesting of restricted stock units	–	–	25,676	–	–	–	–
Shares withheld for tax withholding	–	–	(7,402)	–	(127)	–	(127)
Net loss	–	–	–	–	–	(3,771)	(3,771)
Balance – March 31, 2022	–	$–	3,973,391	$4	$529,958	$(512,169)	$17,793

*	Giving retroactive effect to the 1-for-25 reverse stock split effectuated on May 16, 2022

The accompanying notes are an integral part of these condensed consolidated financial statements

POLARITYTE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,243)	$(3,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	46	762
Depreciation and amortization	148	455
Impairment of assets held for sale	56	54
Change in fair value of common stock warrant liability	(528)	(5,105)
Gain on finance lease termination	(61)	–
Net (gain)/loss on sale of property and equipment and held for sale assets	31	(2)
Changes in operating assets and liabilities:
Accounts receivable	–	256
Prepaid expenses and other current assets	(1,086)	(393)
Operating lease right-of-use assets	322	292
Accounts payable and accrued expenses	352	1,702
Other current liabilities	1	(1)
Deferred revenue	–	(52)
Operating lease liabilities	(118)	(238)
Net cash used in operating activities	(5,080)	(6,041)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	–	(31)
Proceeds from sale of property and equipment and held for sale assets	100	7
Net cash provided by/(used in) investing activities	100	(24)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from insurance financing arrangements	–	1,027
Principal payments on term note payable and financing arrangements	–	(10)
Principal payments on financing leases	(72)	(116)
Net proceeds from the sale of preferred stock and warrants	–	4,814
Cash paid for tax withholdings related to net share settlement	–	(127)
Net cash provided by/(used in) financing activities	(72)	5,588
Net decrease in cash and cash equivalents, including cash classified within assets held for sale	(5,052)	(477)
Less: net increase in cash and cash equivalents classified within assets held for sale	–	175
Net decrease in cash and cash equivalents	(5,052)	(652)
Cash and cash equivalents - beginning of period	11,446	19,375
Cash and cash equivalents - end of period	$6,394	$18,723

Supplemental cash flow information:
Cash paid for interest	$7	$16

Supplemental schedule of non-cash investing and financing activities:
Disposal of held for sale assets in exchange for extinguishment of finance lease liabilities	$157	$–
Fair value of placement agent warrants issued in connection with offerings	$–	$144
Conversion of Series A and Series B preferred stock into common stock	$–	$16
Allocation of proceeds to warrant liability	$–	$3,129
Deferred and accrued offering costs	$–	$104
Reclassification of assets held for sale	$–	$3,163
Reclassification of liabilities held for sale	$–	$215

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

The Company’s first regenerative tissue product is SkinTE. In July 2021, the Company submitted an investigational new drug application (“IND”) for SkinTE to the United States Food and Drug Administration (the “FDA”) through its subsidiary, PolarityTE MD, Inc. Prior to June 1, 2021, the Company sold SkinTE under Section 361 of the Public Health Service Act in 2020 and into 2021 and, after the Company’s decision to file an IND under Section 351 of that Act, under an enforcement discretion position stated by the FDA in a regenerative medicine policy framework to help facilitate regenerative medicine therapies. The FDA’s stated period of enforcement discretion ended May 31, 2021. Consequently, the Company terminated commercial sales of SkinTE on May 31, 2021, ceased its SkinTE commercial operations, and has transitioned to a clinical stage company pursuing an IND for SkinTE. As a result, there are no product sales from commercial SkinTE after June 2021.

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

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year. The balance sheet at December 31, 2022, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, filed with the Securities and Exchange Commission on Form 10-K on March 27, 2023.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities or the disclosure of gain or loss contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements is the extent of progress toward completion of contracts with customers, stock-based compensation, the valuation allowance for deferred tax assets, the valuation of common stock warrant liabilities, and the impairment of assets. Actual results could differ from those estimates.

Concentration of Credit Risk. Balances are maintained at U.S. financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 per depositor, per insured bank for each account ownership category. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three months ended March 31, 2023 and 2022.

Assets and Liabilities Held for Sale. Assets and liabilities to be disposed (“disposal group”) of by sale are reclassified into assets held for sale and liabilities held for sale on the Company’s condensed consolidated balance sheets. The reclassification occurs when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. During the three months ended March 31, 2023, the Company remeasured assets held for sale and recorded an impairment loss of $0.1 million.

Leases. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Finance leases are reported in the condensed consolidated balance sheets in property and equipment and other current and long-term liabilities. The current portion of operating lease obligations are included in other current liabilities. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the term of the lease and interest expense associated with its finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

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

The Company does not currently perform any revenue generating activities. Prior to the sale of IBEX Preclinical Research, Inc. (“IBEX”) in April 2022, the Company recorded service revenues from the sale of its preclinical research services, which included delivery of preclinical studies and other research services to unrelated third parties. Service revenues generally consisted of a single performance obligation that the Company satisfied over time using an input method based on costs incurred to date relative to the total costs expected to be required to satisfy the performance obligation. See Note 5 for further details on the IBEX sale.

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

Net Loss Per Share. Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Gains on warrant liabilities are only considered dilutive when the average market price of the common stock during the period exceeds the exercise price of the warrants. All common stock warrants issued participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing earnings per share (EPS), outstanding warrants and preferred stock are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net loss for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed losses. No loss was allocated to the warrants or preferred stock for the three months ended March 31, 2023 and 2022 as the Company incurred a loss for each period and the warrant and preferred stockholders are not required to absorb losses. The Company has issued pre-funded warrants from time to time at an exercise price of $0.025 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing basic earnings per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This standard was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments–Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of Topic 326. The Company adopted this ASU using the modified-retrospective approach for the fiscal year beginning January 1, 2023. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. LIQUIDITY AND GOING CONCERN

The Company is a clinical stage biotechnology company that has incurred recurring losses and negative cash flows from operations since commencing its biotechnology business in 2017. As of March 31, 2023, the Company had an accumulated deficit of $520.5 million. As of March 31, 2023, the Company had cash and cash equivalents of $6.4 million. The Company has been funded historically through sales of equity and debt.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrant liability	$–	$–	$961	$961
Total	$–	$–	$961	$961

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Common stock warrant liability	$–	$–	$1,489	$1,489
Total	$–	$–	$1,489	$1,489

The Company assesses its assets held for sale, long-lived assets, including property, equipment, and ROU assets at their estimated fair value on a non-recurring basis. The Company reviews the carrying amounts of such assets when events indicate that their carrying amounts may not be recoverable. Any resulting impairment would require that the asset be recorded at its fair value. During each of the three months ended March 31, 2023 and 2022, the Company recognized an impairment charge of $0.1 million related to equipment classified in assets held for sale. As of each measurement date, the fair value of assets held for sale was determined utilizing Level 3 inputs and were based on a market approach. See Note 5 for additional details.

The following table presents the change in fair value of the liability classified common stock warrants for the three months ended March 31, 2023 (in thousands):

	Fair Value at December 31, 2022	(Gain) Loss Upon Change in Fair Value	Fair Value at March 31, 2023
Warrant liabilities
February 14, 2020 issuance	$8	$(2)	$6
December 23, 2020 issuance	2	(1)	1
January 14, 2021 issuance	72	(42)	30
January 25, 2021 issuance	64	(37)	27
March 16, 2022 issuance	26	(25)	1
June 8, 2022 issuance	1,317	(421)	896
Total	$1,489	$(528)	$961

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

The Company uses the Monte Carlo simulation model to determine the fair value of the liability classified warrants. Input assumptions used to measure the fair value of these freestanding instruments are as follows:

For the Three Months ended
March 31, 2023
Stock price	$ 0.50 – 0.50
Exercise price	$ 2.40 – 34.38
Risk-free rate	3.68 – 4.66%
Volatility	107.0 – 113.1%
Remaining term (years)	0.96 – 4.19

For the Three Months ended
March 31, 2022
Stock price	$ 6.25 – 8.50
Exercise price	$ 2.50 – 34.50
Risk-free rate	1.95 – 2.44%
Volatility	98.4 – 103.6%
Remaining term (years)	1.96 – 4.87

5. ASSETS AND LIABILITIES HELD FOR SALE

Equipment

The Company committed to a plan to sell a variety of lab equipment within the regenerative medicine products reporting segment. The lab equipment has been designated as held for sale and is presented as such within the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

During each of the three months ended March 31, 2023 and 2022, the Company recorded an impairment of $0.1 million related to the lab equipment designated as held for sale.

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

On April 14, 2022, Utah CRO entered into a Stock Purchase Agreement (the “Stock Agreement”) with an unrelated third party (“Buyer”), pursuant to which Utah CRO agreed to sell all the outstanding IBEX Shares to Buyer in exchange for an unsecured promissory note in the principal amount of $0.4 million bearing simple interest at the rate of 10% per annum with interest only payable on a quarterly basis and all principal and remaining accrued interest due on the five-year anniversary of the closing of the sale of the IBEX Shares to Buyer. Furthermore, on April 14, 2022, IBEX Property entered into a Real Estate Purchase and Sale Agreement (the “Real Estate Agreement”) with another unrelated third party (“Purchaser”) pursuant to which IBEX Property agreed to sell to Purchaser the Property at a gross purchase price of $2.8 million payable in cash at closing of the transaction. The Buyer and Purchaser are affiliates of each other as a result of common ownership. On April 28, 2022, the parties to the Stock Agreement and Real Estate Agreement closed the transactions contemplated thereby and on April 29, 2022, the Company received the promissory note described above in the principal amount of $0.4 million and net cash proceeds of $2.3 million, after deducting closing costs and advisory fees, from sale of the Property under the Real Estate Agreement. As of a result of this transaction, the Company recorded $0.4 million as a long-term note receivable in other assets within the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. As the sale price less cost to sell was greater than the carrying value of these assets the Company recognized an insignificant net gain on sale in the second quarter of fiscal year 2022 in other income, net.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table presents the major components of prepaid expenses and other current assets (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$1,249	$239
Other current receivable	446	332
Prepaid expenses	402	440
Deferred offering costs	98	98
Total prepaid expenses and other current assets	$2,195	$1,109

7. PROPERTY AND EQUIPMENT, NET

The following table presents the components of property and equipment, net (in thousands):

	March 31, 2023	December 31, 2022
Machinery and equipment	$4,436	$4,436
Computers and software	570	570
Leasehold improvements	1,808	1,808
Furniture and equipment	100	100
Total property and equipment, gross	6,914	6,914
Accumulated depreciation	(5,287)	(5,139)
Total property and equipment, net	$1,627	$1,775

Depreciation and amortization expense for property and equipment, including assets acquired under financing leases was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative expense	$3	$49
Research and development expense	145	406
Total depreciation and amortization expense	$148	$455

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

Operating Leases

In November 2022, the Company entered into an operating lease for approximately 63,156 rentable square feet of warehouse, manufacturing, office, and lab space. The initial term of the lease is five years, and it expires on November 30, 2027. The Company has a one-time option to renew for an additional five years. The initial base rent under this lease is $59,998 per month ($0.95 per sq. ft.) for the first year of the initial lease term and increases 4.0% per annum thereafter. Because the rate implicit in the lease is not readily determinable, the Company used an incremental borrowing rate of approximately 10% to determine the present value of the lease payments.

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

Financing Leases

In November 2018 and April 2019, the Company entered into financing leases primarily for laboratory equipment used in research and development activities. The financing leases have remaining terms that range from 3 to 8 months as of March 31, 2023 and include options to purchase equipment at the end of the lease. Because the rate implicit in the lease is not readily determinable, the Company has used an incremental borrowing rate of 10% to determine the present value of the lease payments for these leases.

In March 2023, the Company negotiated a buyout of a financing lease liability of $0.2 million in exchange for the leased equipment and some additional lab equipment. As the leased equipment ROU asset had previously been impaired to zero, the buyout resulted in the Company recording a gain on termination of the lease of $0.1 million, that has been recorded in general and administrative expenses on the condensed consolidated income statement for the period ended March 31, 2023.

As of March 31, 2023, the maturities of operating and finance lease liabilities were as follows (in thousands):

	Operating leases*	Finance leases
2023 (excluding the three months ended March 31, 2023)	$478	$45
2024	793	–
2025	781	–
2026	813	–
2027	772	–
Total lease payments	3,637	45
Less:
Imputed interest	(729)	(1)
Total	$2,908	$44

*	2023 amounts shown above are net of cash inflows for tenant improvement allowances expected to be received during the year.

Supplemental balance sheet information related to leases was as follows (in thousands):

Finance leases

	March 31, 2023	December 31, 2022
Finance lease right-of-use assets included within property and equipment, net	$4	$4

Current finance lease liabilities included within other current liabilities	$45	$293
Non-current finance lease liabilities included within other long-term liabilities	–	41
Total	$45	$334

Operating leases

	March 31, 2023	December 31, 2022
Current operating lease liabilities included within other current liabilities	$413	$394
Operating lease liabilities – non-current	2,495	2,632
Total	$2,908	$3,026

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operating lease costs included within operating costs and expenses	$395	$318
Finance lease costs:
Amortization of right-of-use assets	$–	$51
Interest on lease liabilities	7	16
Total	$7	$67

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows from operating leases	$192	$264
Operating cash out flows from finance leases	$7	$16
Financing cash out flows from finance leases	$72	$116

As of March 31, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 4.6 and 4.8 years, respectively, and the weighted average discount rate used for operating leases was 9.70% and 9.69%, respectively. As of March 31, 2023 and December 31, 2022, the weighted average remaining lease term for finance leases was 0.7 and 1.2 years, respectively, and the weighted average discount rate used for finance leases was 8.25% and 9.67%, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents the major components of accounts payable and accrued expenses (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$244	$459
Salaries and other compensation	517	463
Legal and accounting	264	71
Accrued severance	63	16
Benefit plan accrual	66	66
Clinical trials	369	131
Other	191	174
Total accounts payable and accrued expenses	$1,714	$1,380

10. OTHER CURRENT LIABILITIES

The following table presents the major components of other current liabilities (in thousands):

	March 31, 2023	December 31, 2022
Current finance lease liabilities	$45	$293
Current operating lease liabilities	413	394
Total other current liabilities	$458	$687

11. STOCK-BASED COMPENSATION

2020, 2019 and 2017 Equity Incentive Plans

2020 Plan

On October 25, 2019, the Company’s Board of Directors (the “Board”) approved the Company’s 2020 Stock Option and Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on December 19, 2019, the date approved by the stockholders. The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock awards, dividend equivalent rights, and cash-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2020 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 419,549 shares of common stock are issuable pursuant to awards under the 2020 Plan. No grants of awards may be made under the 2020 Plan after the later of December 19, 2029, or the tenth anniversary of the latest material amendment of the 2020 Plan and no grants of incentive stock options may be made after October 25, 2029. The 2020 Plan provides that effective on January 1 of each year the number of shares of common stock reserved and available for issuance under the 2020 Plan shall be cumulatively increased by the lesser of 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the 2020 plan administrator. Pursuant to the 2020 Plan, the number of shares of common stock available for issuance increased by 131,872 shares during January 2022. On September 9, 2022, the Board approved an amendment to the Company’s 2020 Stock Option and Incentive Plan to increase the number of shares available for awards by adding 1,450,000 shares to the 2020 Plan. The increase in shares is subject to stockholder approval at the next annual or special meeting of stockholders. As of March 31, 2023, the Company had 6,357 shares available for future issuances under the 2020 Plan.

2019 Plan

On October 5, 2018, the Company’s Board approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2019 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 120,000 shares of common stock are issuable pursuant to awards under the 2019 Plan. Unless earlier terminated by the Board, the 2019 Plan shall terminate at the close of business on October 5, 2028. As of March 31, 2023, the Company had 10,920 shares available for future issuances under the 2019 Plan.

2017 Plan

On December 1, 2016, the Company’s Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees, consultants and other eligible persons. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors, and consultants. The Board designated the Compensation Committee of the Board the administrator of the 2017 Plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 292,000 shares of common stock are issuable pursuant to awards under the 2017 Plan. Unless earlier terminated by the Board, the 2017 Plan shall terminate at the close of business on December 1, 2026. As of March 31, 2023, the Company had 14,246 shares available for future issuances under the 2017 Plan.

A summary of the Company’s employee and non-employee stock option activity is presented below:

	Number of Shares	Weighted-Average Exercise Price
Outstanding – December 31, 2022	182,311	$188.50
Granted	–	$–
Forfeited	(21,653)	$163.66
Outstanding – March 31, 2023	160,658	$191.85
Options exercisable, March 31, 2023	158,459	$193.22

Employee Stock Purchase Plan (ESPP)

In May 2018, the Company adopted the Employee Stock Purchase Plan (“ESPP”). The Company has initially reserved 20,000 shares of common stock for purchase under the ESPP. The initial offering period began January 1, 2019, and ended on June 30, 2019, with the first purchase date. Subsequent offering periods will automatically commence on each January 1 and July 1 and will have a duration of six months ending with a purchase date June 30 and December 31 of each year. On each purchase date, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. As of March 31, 2023, the Company had 5,584 shares available for future issuances under the ESPP.

Restricted Stock

A summary of the Company’s employee and non-employee restricted stock activity is presented below:

Number of Shares
Unvested - December 31, 2022	256,435
Granted	42,986
Vested	(66,820)
Forfeited	(38,483)
Unvested – March 31, 2023	194,118

Stock-Based Compensation Expense

The stock-based compensation expense related to stock options, restricted stock awards, and the employee stock purchase plan was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative expense	$31	$546
Research and development expense	15	216
Total stock-based compensation expense	$46	$762

12. STOCKHOLDERS’ EQUITY

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

Concurrent with the closing of the offering on March 16, 2022, the Company modified the exercise price of the Existing 2021 Warrants. 363,636 warrants issued on January 14, 2021, and 320,641 warrants issued on January 25, 2021 were modified to reduce the exercise price from $30 to $8.75 per share. The exercise price of the placement agent warrants was not modified. The Existing 2021 Warrants remain outstanding and unexercised as of March 31, 2023.

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

As the March 2022 Warrants and placement agent warrants could each require cash settlement in certain scenarios, the March 2022 Warrants and placement agent warrants were classified as liabilities upon issuance and were initially recorded at estimated fair values of $3.0 million and $0.1 million, respectively. The Series A and Series B preferred stock were equity classified because they met characteristics of the equity classification criteria. The total proceeds from the offering were first allocated to the liability classified warrants, based on their fair values, with the residual $1.9 million allocated to the preferred stock. The net proceeds to the Company from the offering were $4.5 million, after direct offering expenses of $0.2 attributable to equity classified preferred stock, which were recorded as a reduction to paid-in capital, and $0.3 million attributable to the liability classified March 2022 Warrants and private placement common stock warrants, which are included in general and administrative expenses within the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022.

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

On June 8, 2022, the Company completed the registered direct offering of 445,500 shares of its common stock, par value $0.001 per share at a purchase price of $2.525 per share and 1,138,659 pre-funded warrants at a purchase price of $2.524 per warrant. The Company also sold 1,584,159 pre-funded warrants at a purchase price of $2.524 per warrant in the private placement offering. Each pre-funded warrant sold in the registered direct offering and private placement offering is exercisable for one share of common stock at an exercise price of $0.001 per share, is immediately exercisable, and will not expire until fully exercised. Under the securities purchase agreements for the Offerings, the Company agreed to issue to the investor in the Offerings unregistered preferred investment options (the “June 2022 Warrants”) to purchase up to an aggregate of 3,168,318 shares of common stock, which were issued at the closing of the Offerings. The June 2022 Warrants are exercisable for one share immediately upon issuance at an exercise price of $2.40 per share and will expire five years from the date of issuance. The holder of the pre-funded warrants sold in the registered direct offering has exercised 488,659, 545,000, and 1,689,159 of such warrants in June 2022, July 2022, and August 2022, respectively, leaving 3,168,318 June 2022 Warrants that remain outstanding and unexercised as of March 31, 2023. The holder of the warrants may not exercise any portion of such warrants to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 9.99% upon 61 days’ notice to the Company. The Company also issued to designees of the placement agent, warrants to purchase 5.0% of the aggregate number of common stock shares and pre-funded warrants sold in the offering (or warrants to purchase up to 158,416 shares of common stock). The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125% of the purchase price per share (or $3.156 per share). None of the placement agent warrants have been exercised as of March 31, 2023. The net proceeds to the Company from the offering were $7.3 million, after direct offering expenses of $0.7 million payable by the Company.

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

The following table summarizes warrant activity for the three months ended March 31, 2023:

	Outstanding December 31, 2022	Warrants Issued	Warrants Exercised	Outstanding March 31, 2023
Transaction
February 14, 2020 common warrants	21,580	–	–	21,580
December 23, 2020 placement agent warrants	25,651	–	–	25,651
January 14, 2021 common warrants	363,636	–	–	363,636
January 14, 2021 placement agent warrants	21,818	–	–	21,818
January 25, 2021 common warrants	320,641	–	–	320,641
January 22, 2021 placement agent warrants	19,238	–	–	19,238
March 16, 2022 common warrants	655,738	–	–	655,738
March 16, 2022 placement agent warrants	32,787	–	–	32,787
June 8, 2022 common warrants	3,168,318	–	–	3,168,318
June 8, 2022 placement agent warrants	158,416	–	–	158,416
Total	4,787,823	–	–	4,787,823

On March 30, 2021, the Company entered into a sales agreement (“Sales Agreement”) with an investment banking firm to sell shares of common stock having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at the market” equity offering program under which the investment banking firm would act as sales agent. On February 28, 2022, the Company exercised its right to terminate the Sales Agreement and was obligated to make a one-time payment to the investment banking firm of $0.4 million. As a result of the termination of the Sales Agreement, the Company expensed previously capitalized deferred offering costs of $0.7 million which are included in general and administrative expense within the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022. No common stock was sold under the Sales Agreement.

13. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following tables present reconciliations for the numerators and denominators of basic and diluted net loss per share:

	For the Three Months Ended
	March 31,	March 31,
Numerator:	2023	2022
Net loss, primary	$(4,243)	$(3,771)
Less: gain from change in fair value of warrant liabilities	–	(4,694)
Net loss, diluted	$(4,243)	$(8,465)

	For the Three Months Ended
	March 31,	March 31,
Denominator:	2023	2022
Basic weighted average number of common shares	7,320,754	3,364,535
Potentially dilutive effect of warrants	–	211,435
Diluted weighted average number of common shares	7,320,754	3,575,970

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Stock options	160,658	212,428
Restricted stock	194,118	174,054
Common stock warrants	4,787,823	66,708
Shares committed under ESPP	5,584	1,923

14. COMMITMENTS AND CONTINGENCIES

Contingencies

Securities Class Action and Derivative Lawsuits

On September 24, 2021, a class action complaint alleging violations of the Federal securities laws was filed in the United States District Court, District of Utah, by Marc Richfield against the Company and certain officers of the Company, Case No. 2:21-cv-00561-BSJ. The Court subsequently appointed a Lead Plaintiff and ordered the Lead Plaintiff to file an amended Complaint by February 7, 2022, which was extended to February 21, 2022. The Lead Plaintiff filed an amended complaint on February 21, 2022, against the Company, two current officers of the Company, and three former officers of the Company (the “Complaint”). The Complaint alleges that during the period from January 30, 2018, through November 9, 2021, the defendants made or were responsible for, disseminating information to the public through reports filed with the Securities and Exchange Commission and other channels that contained material misstatements or omissions in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 adopted thereunder. Specifically, the Complaint alleges that the defendants misrepresented or failed to disclose that: (i) the Company’s product, SkinTE, was improperly registered as a 361 HCT/P under Section 361 of the Public Health Service Act and that, as a result, the Company’s ability to commercialize SkinTE as a 361 HCT/P was not sustainable because it was inevitable SkinTE would need to be registered under Section 351 of the Public Health Service Act; (ii) the Company characterized itself as a commercial stage company when it knew sales of SkinTE as a 361 HCT/P were unsustainable and that, as a result, it would need to file an IND and become a development stage company; (iii) issues arising from an FDA inspection of the Company’s facility in July 2018, were not resolved even though the Company stated they were resolved; and (iv) the IND for SkinTE was deficient with respect to certain chemistry, manufacturing, and control items, including items identified by the FDA in July 2018, and as a result it was unlikely that the FDA would approve the IND in the form it was originally filed. The Company filed a motion to dismiss the complaint for failure to state a claim, on April 22, 2022. The Lead Plaintiff filed its memorandum in opposition to the Company’s motion to dismiss on July 18, 2022. The Company filed its reply memorandum to the Lead Plaintiff’s opposition memorandum on August 11, 2022, and oral argument on the motion to dismiss was held September 8, 2022. At the hearing the judge issued a ruling from the bench dismissing the Complaint without prejudice and granting the Lead Plaintiff leave to file an amended complaint. The Lead Plaintiff filed an amended complaint (the “Amended Complaint”) on October 3, 2022, alleging additional facts. The Company filed a motion to dismiss the Amended Complaint for failure to state a claim on November 2, 2022, Lead Plaintiff filed its brief in opposition to the Company’s motion on December 2, 2022, and the Company filed its reply brief to the Lead Plaintiff brief in opposition on December 23, 2022. Oral argument on the Company’s motion to dismiss the Amended Complaint was held March 6, 2023. Following oral argument, the judge ruled that the Amended Complaint be dismissed with prejudice and requested that the Company, through its counsel, submit a proposed opinion and order. The Company and Lead Plaintiff subsequently reached an agreement stipulating to the form of the opinion and order, waiving the Lead Plaintiff’s right to appeal, and waiving the Company’s right to seek sanctions under Rule 11 of the Federal Rules of Civil Procedure. The final opinion and order dismissing the Amended Complaint with prejudice was issued by the judge on April 19, 2023.

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

Other Matters

In the ordinary course of business, the Company may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment, regulatory compliance, and other matters. Except as noted above, at March 31, 2023, the Company was not party to any legal or arbitration proceedings that may have significant effects on its financial position or results of operations. No governmental proceedings are pending or, to the Company’s knowledge, contemplated against the Company. The Company is not a party to any material proceedings in which any director, member of senior management or affiliate of the Company’s is either a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Commitments

The Company has entered into employment agreements with key executives that contain severance terms and change of control provisions.

On June 25, 2021, the Company entered into a statement of work with a contract research organization to provide services for a proposed clinical trial described as a multi-center, prospective, randomized controlled trial evaluating the effects of SkinTE in the treatment of full-thickness diabetic foot ulcers at a cost of approximately $6.5 million consisting of $3.1 million of service fees and $3.4 million of estimated costs. In July 2021 the Company prepaid 10% of the total cost recited in the original work order, or $0.5 million, which will be applied to payment of the final invoice under the work order. Over the approximately three-year term of the clinical trial the service provider shall submit to the Company for payment invoices on a monthly basis for units of work stated in the work order that are completed and billable expenses incurred. During the three months ended March 31, 2023 and 2022, the Company incurred expenses totaling $0.4 million and $0.2 million, respectively. Either party may terminate the agreement without cause on 60 days’ notice to the other party.

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

Certain information concerning the Company’s segments is presented in the following tables (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Net revenues:
Reportable segments:
Regenerative medicine	$—	$—
Contract services	—	741
Total net revenues	$—	$741

Net (loss)/income:
Reportable segments:
Regenerative medicine	$(4,243)	$(3,545)
Contract services	—	(226)
Total net loss	$(4,243)	$(3,771)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in this Quarterly Report on Form 10-Q that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with risk factors disclosed in our reports and disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

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

Since the beginning of 2017, we have incurred substantial operating losses and our operations have been financed primarily by public equity financings. The clinical trials for SkinTE and the regulatory process will likely result in an increase in our costs in the foreseeable future, we expect we will continue to incur substantial operating losses as we pursue an investigational new drug application (“IND”) and a biologics license application (“BLA”). As described in further detail below, we will need to seek financing from external sources over the foreseeable future to fund our operations.

On December 27, 2022, we issued a press release announcing that we signed a non-binding letter of intent (the “LOI”) with Michael Brauser (“Brauser”) for him to make an offer to acquire 100% of our outstanding equity interests at a proposed offering price of $1.03 per common share, which would be paid entirely in cash. Completion of the transaction was subject to Brauser conducting due diligence investigations, the negotiation and execution of definitive transaction documents, Brauser successfully acquiring a majority of the outstanding common stock of the Company, and other customary closing conditions. The LOI provided that Brauser would pursue due diligence and the parties would endeavor to negotiate the terms of the definitive transaction documents during the period ending March 15, 2023. We and Brauser were unable to complete negotiation and drafting of definitive documents by March 15, 2023, and the LOI terminated on that date. Even though the LOI terminated, new proposals for a potential transaction between us and Mr. Brauser are under discussion, and we are also pursuing a process of evaluating our financial resources, product opportunities, and business plan with a view to advancing the interests of our stockholders.

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

Liquidity and Capital Resources

Available Capital Resources and Potential Sources of Liquidity

As of March 31, 2023, we had $6.4 million in cash and cash equivalents and working capital of approximately $6.8 million. For the three-month period ended March 31, 2023, cash used in operating activities was $5.1 million, or an average of $1.7 million per month, compared to $6.0 million of cash used in operating activities, or an average of $2.0 million per month, for the three-month period ended March 31, 2022.

As of the date of this quarterly report we do not expect that our cash and cash equivalents of $6.4 million as of March 31, 2023, will be sufficient to fund our current business plan including related operating expenses and capital expenditure requirements into the third calendar quarter of 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern, as we do not believe that our cash and cash equivalents will be sufficient to fund our business plan for at least twelve months from the date of issuance of our quarterly financial statements in this report.

After April 2022 we have not engaged in any business activity that generates cash flows from operations, which in the past contributed to defraying our operating costs, and we do not expect we will be engaged in any operating business activity that would generate cash flow in the foreseeable future. Accordingly, we expect we will be dependent on obtaining capital from external sources to fund our operations over the next three to four years. Although we have been successful in raising capital in the past, financing may not be available on terms favorable to us, if at all, so we may not be successful in obtaining additional financing. Therefore, it is not considered probable, as defined in applicable accounting standards, that our plan to raise additional capital will alleviate the substantial doubt regarding our ability to continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

Anticipated Uses of Capital Resources

As noted above, we are focused primarily on the advancement of our IND and subsequent BLA to attain a license to manufacture and distribute SkinTE. To that end, in June 2021 we engaged a CRO to provide services for the COVER DFUs Trial at a cost of approximately $6.5 million consisting of $3.1 million of service fees and $3.4 million of estimated costs. In 2021 we prepaid $0.5 million, which will be applied to payment of the final invoice under the work order. Over the approximately three-year term of the COVER DFUs Trial the service provider will submit to us for payment monthly invoices for units of work stated in the work order that are completed and billable expenses incurred. We began enrolling subjects in our COVER DFUs at the end of April 2022, Subject to the availability of working capital we believe we may be able to complete enrollment of 100 subjects sometime in the second or third calendar quarters of 2024. As enrollment increases, we expect our monthly CRO and related costs of conducting the trial will ramp up.

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

During the latter part of 2021 and into February 2022, we engaged in discussions with certain third parties regarding potential M&A transactions and strategic initiatives. In the first quarter of 2022 we recognized $1.2 million of one-time costs for professional services associated with such M&A and strategic initiatives, which is in addition to $1.2 million of such costs recognized in the fourth quarter of 2021. In the first quarter of 2023 we recognized $0.3 million of one-time costs for professional services associated with negotiation and due diligence activities related to the December 27, 2022 non-binding letter of intent with Michael Brauser for him to make an offer to acquire 100% of the outstanding equity interest of the Company.

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

We will need to raise additional capital in the future to fund our effort to obtain FDA approval of SkinTE and maintain our operations. Any additional equity financing including financings involving convertible securities, if able to be obtained, may be highly dilutive, on unfavorable terms, or otherwise disadvantageous, to existing stockholders. Debt financing, if available, may involve restrictive covenants or require us to grant a security interest in our assets. If we elect to pursue collaborative arrangements, the terms of such arrangements may require us to relinquish rights to certain of our technologies, products, or marketing territories. Our failure to raise additional capital when needed, and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to continue operations, any of which would have a material adverse effect on our business, financial condition, results of operation, and prospects. In addition, in the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

Results of Operations

Changes in Polarity’s Operations

There have been significant changes in our operations affecting our results of operations for the three-month period ended March 31, 2023, compared to three-month period ended March 31, 2022.

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

As a result of the foregoing developments, we made a number of changes to our operations that impacted our results of operations. These included reductions in our work force and reducing the services and infrastructure needed to support a larger work force.

Comparison of the three months ended March 31, 2023, compared to the three months ended March 31, 2022

	For the Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2023	March 31, 2022	Amount	%
	(Unaudited)
Net revenues
Services	$-	$741	$(741)	(100)%
Total net revenues	-	741	(741)	(100)%
Cost of revenues
Services	-	491	(491)	(100)%
Total costs of revenues	-	491	(491)	(100)%
Gross profit	-	250	(250)	(100)%

Operating costs and expenses
Research and development	2,282	2,860	(578)	(20)%
General and administrative	2,464	6,209	(3,745)	(60)%
Impairment of assets held for sale	56	54	2	4%
Total operating costs and expenses	4,802	9,123	(4,321)	(47)%
Operating loss	(4,802)	(8,873)	4,071	(46)%
Other income (expense), net
Change in fair value of common stock warrant liability	528	5,105	(4,577)	(90)%
Interest income (expense), net	31	(15)	46	(307)%
Other income, net	-	12	(12)	(100)%
Net loss	$(4,243)	$(3,771)	$(472)	13%

Net Revenues and Gross Profit. Net revenues decreased $0.7 million, or 100%, for the three-month period ended March 31, 2023, compared to the three-month period ended March 31, 2022, due to the sale of IBEX in April 2022. With the decrease in revenues, cost of revenues also decreased by $0.5 million, or 100%. As a result of these changes gross profit decreased by $0.3 million, or 100%, for the three-month period ended March 31, 2023, compared to the three-month period ended March 31, 2022.

Operating Costs and Expenses. Operating costs and expenses decreased $4.3 million, or 47%, for the three-month period ended March 31, 2023, compared to the three-month period ended March 31, 2022.

Research and development expenses decreased 20% for the three-month period ended March 31, 2023, compared to the three-month period ended March 31, 2022. The decrease is primarily attributable to the reduction of research and development costs and personnel as the Company focuses on the COVER FDUs Trial. This reduction of costs was offset by higher clinical trial costs related to the COVER FDUs Trial.

The amount of general and administrative expenses for the three-month period ended March 31, 2023, decreased $3.7 million compared to the three-month period ended March 31, 2022. We reduced our workforce throughout 2022. Consequently, there were reductions in cash compensation, stock compensation, consulting fees, and travel expense. We incurred professional fees related to a proposed tender offer in the first quarter of 2023, which were lower than the professional fees incurred in connection with our pursuit of a strategic transaction that did not materialize and investment banking fees paid in connection with an at-the-market offering we terminated in the first quarter of 2022.

Operating Loss and Net Loss. Operating loss decreased $4.1 million, or 46%, for the three-month period ended March 31, 2023, compared to the three-month period ended March 31, 2022. The decrease in operating loss is due to the reduction in operating expenses for the three-month period ended March 31, 2023, compared to the three-month period ended March 31, 2022, which was only partially offset by the decrease in gross profit due to the sale of IBEX and end of services revenue in 2022.

Net loss increased $0.5 million, or 13%, for the three-month period ended March 31, 2023, compared to the three-month period ended March 31, 2022. Warrants issued in connection with financings we completed in 2022, 2021 and 2020 are classified as liabilities and remeasured each period until settled, classified as equity, or expiration. As a result of the periodic remeasurement, we recorded a gain for change in fair value of common stock warrant liability of $0.5 million for the three-month period ended March 31, 2023, compared to gain for change in fair value of common stock warrant liability of $5.1 million for the three-month period ended March 31, 2022. For additional information on the change in fair value of common stock warrant liability please see Note 4 to the condensed consolidated financial statements included in this report.

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

Adjusted Net Loss Attributable to Common Stockholders

(in thousands - unaudited non-GAAP measure)

	For the Three Months Ended March 31,
	2023	2022
GAAP net loss	$(4,243)	$(3,771)
Change in fair value of common stock warrant liability	(528)	(5,105)
Non-GAAP adjusted net loss attributable to common stockholders – basic & diluted	$(4,771)	$(8,876)

GAAP net loss per share attributable to common stockholders
Basic	$(0.58)	$(1.12	)*
Diluted	$(0.58)	$(2.37	)*

Non-GAAP adjusted net loss per share attributable to common stockholders
Basic & Diluted	$(0.65)	$(2.64	)*

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2023.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 14, “Commitments and Contingencies - Contingencies” in the condensed consolidated financial statements included in this report.

Item 1A. Risk Factors

You should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial position, or future results of operations. The risks described below and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial position, future results of operations, and prospects.

Risks Related to Our Financial Condition

We will need additional funding to pursue the regulatory process for SkinTE and sustain our operations, and we may be unable to raise capital when needed, which would force us to delay, reduce, eliminate, or abandon our product development program or seek relief under the United States Bankruptcy Code.

We reported an operating loss of $4.8 million for the three-month period ended March 31, 2023, and on that date we had had an accumulated deficit of $520.5 million. We believe our cash and cash equivalents at March 31, 2023, could fund our current business plan including related operating expenses and capital expenditure requirements into the third calendar quarter of 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern beyond that time unless we can raise additional capital from external sources.

We expect to incur significant operating costs in the near term as we pursue the regulatory process for SkinTE with the FDA, conduct clinical trials and studies, and pursue product research, all while operating our business and incurring continuing fixed costs related to the maintenance of our assets and business. We expect to incur significant losses in the future, and those losses could be more severe due to unforeseen expenses, difficulties, complications, delays, and other unknown events. As a result of the disposition of IBEX in April 2022, we are no longer engaged in any revenue generating activity that would contribute to defraying our operating costs in future periods, which makes us entirely dependent on capital obtained from external sources to fund our operations. The impact of pandemics, inflation, armed conflicts overseas, and other macroeconomic issues have and may continue to adversely affect capital markets and could limit our ability to obtain the capital we need to operate our business.

We may not be able to obtain necessary capital in sufficient amounts, on terms favorable to us, or at all. If adequate funds are not available for our business in the future, we may be required to delay, reduce the scope of, or eliminate the plans for obtaining regulatory licensure or approval for SkinTE. In addition, in the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. Any of the foregoing developments would have a material adverse effect on our business, financial condition, results of operation, and prospects and likely result in investors losing part or all of their investment.

General risks

In the event that we fail to satisfy any of the listing requirements of the Nasdaq Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the minimum stockholders’ equity requirement, the corporate governance requirements, and the minimum closing bid price requirement, among other requirements. On October 26, 2022, we received a deficiency letter from the staff of the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that we did not meet the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, which ended April 24, 2023. On April 26, 2023, we received an additional notice from the Staff stating that, although we had not regained compliance with the Minimum Bid Price Rule by April 24, 2023, the Staff determined in accordance with Nasdaq Listing Rule 5810(c)(3)(A) that we are eligible for an extension of 180 calendar days until October 23, 2023, to regain compliance with the Minimum Bid Price Rule. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.

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

In the event that we fail to satisfy any of the listing requirements of the Nasdaq Capital Market our common stock may be delisted. If our securities are delisted from trading on the Nasdaq Capital Market, and we are not able to list our securities on another exchange or to have them quoted on the Nasdaq Capital Market, our common stock could be quoted on the OTC Markets or on the Pink Open Market. As a result, we could face significant adverse consequences including:

●	a limited availability of market quotations for our securities;
●	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage;
●	a decreased ability to obtain additional financing because we would be limited to seeking capital from investors willing to invest in securities not listed on a national exchange; and
●	the inability to use short-form registration statements on Form S-3, including the registration statement on Form S-3 we filed in February 2022, to facilitate offerings of our securities.

Item 6. Exhibits

Except as otherwise noted, the following exhibits are included in this filing:

3.1	(Third) Restated Certificate of Incorporation of PolarityTE, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 1, 2021)
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 17, 2022)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 17, 2022)
3.4	Certificate of Amendment of the (Third) Restated Certificate of Incorporation Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 16, 2022)
3.5	Certificate of Elimination of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2022)
3.6	PolarityTE, Inc., Amended and Restated Bylaws - September 28, 2021 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 1, 2021)
10.1	Amendment No. 2 Effective March 13, 2023, to Executive Employment Agreement with Cameron Hoyler
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to Rule 13a-14(b) and Section 1350, Chapter 63 of Title 18, United States Code
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLARITYTE, INC.

Date: May 12, 2023	/s/ Richard Hague
Richard Hague
Chief Executive Officer
Duly Authorized Officer

Date: May 12, 2023	/s/ Jacob Patterson
Jacob Patterson
Chief Financial Officer
Chief Accounting Officer

